Form 10-K
period 2012-12-31
EASTMAN CHEMICAL CO
filed 2013-02-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
PAGE 1 OF 153 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 149

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

The aggregate market value (based upon the $50.37 closing price on the New York Stock Exchange on June 29, 2012) of the 153,242,131 shares of common equity held by non-affiliates as of December 31, 2012 was approximately $7,718,806,138 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2012 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 153,955,346 shares of common stock of the registrant were outstanding at December 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by the Company from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.
Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Forward-Looking Statements and Risk Factors" in Part II, Item 7 of this Annual Report.
The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	6

1A.	Risk Factors	27

1B.	Unresolved Staff Comments	27

	Executive Officers of the Company	28

2.	Properties	30

3.	Legal Proceedings	33

4.	Mine Safety Disclosures	33
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	144

11.	Executive Compensation	144

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	144

13.	Certain Relationships and Related Transactions, and Director Independence	145

14.	Principal Accountant Fees and Services	145
PART IV

15.	Exhibits and Financial Statement Schedules	146
SIGNATURES

Signatures	147

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty chemicals company that produces a broad range of advanced materials, chemicals, and fibers that are found in products people use every day.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has over 40 manufacturing sites in 16 countries and equity interests in joint ventures that supply chemicals, plastics, and fibers products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

Eastman has a strong portfolio of specialty businesses that hold leading positions and provide products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Eastman management believes that the Company's end-market diversity is a source of strength, as these markets are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness. End uses for the Company's products include both original equipment manufacturing ("OEM") and replacement or after market products. These trends, combined with the diversity of the Company's end markets, allow for more consistent demand for the Company's products over time. Eastman is focused on achieving consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in end markets.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals. In order to provide the most meaningful comparison of results, some of the corporate and segment information in this Annual Report on Form 10-K (this "Annual Report") includes both actual results for 2012 and results on a "pro forma combined" basis, giving effect to the acquisition of Solutia as if it had been completed at the beginning of the earliest period presented. For additional information on the assumptions and related matters considered in connection with the presentation of information on a pro forma combined basis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP and Pro Forma Combined Financial Measures" in Part II, Item 7 of this Annual Report.

In 2012, the Company had sales revenue of $8.1 billion, operating earnings of $800 million, and earnings from continuing operations of $443 million. Earnings per diluted share from continuing operations were $2.92. Asset impairments and restructuring charges and Solutia acquisition-related costs included in operating earnings were charges and costs of $120 million and $44 million, respectively. On a pro forma combined basis, the Company had sales revenue of $9.1 billion and operating earnings of $940 million.

Beginning in third quarter 2012, the Company changed its reportable segments due to changes resulting from the acquisition of Solutia. Eastman has made organizational and reporting changes resulting in five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.  This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ. The reporting segment changes are as follows:

•
Additives & Functional Products consists of the rubber additives product lines from Solutia's former Technical Specialties segment and the specialty polymers and solvents product lines of Eastman's former Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.

•
Adhesives & Plasticizers consists of the adhesives product lines formerly in the Company's CASPI segment and the plasticizer product lines of Eastman's former Performance Chemicals and Intermediates ("PCI") segment.

•	Advanced Materials consists of Eastman's former Specialty Plastics segment and Solutia's former Performance Films and Advanced Interlayers segments.

•	Fibers continues to consist of the acetate tow, acetate yarn, and acetyl chemical product lines.

•
Specialty Fluids & Intermediates consists of the specialty fluids product lines from Solutia's former Technical Specialties segment and Eastman's oxo and acetyl intermediates product lines of its former PCI segment.

The Company manages certain costs and initiatives at the corporate level, including certain research and development ("R&D") costs not allocated to the operating segments. For additional information concerning the Company's operating segments, see Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Due to the sale of substantially all of the Performance Polymers segment on January 31, 2011, Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are not included in results from continuing operations. See Note 3, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Business Strategy

Eastman's objective is to be an outperforming specialty chemical company through consistent earnings growth. The Company's business segments currently sell differentiated products into diverse markets and geographic regions, and management believes that this end-market diversity is a source of strength. Eastman works with customers to meet their needs in existing and new markets through development of innovative products and technologies. Management believes that the Company can increase the revenues from its businesses while improving profitability through a balance of new applications for existing products, development of new products, sales growth in adjacent markets and emerging economies, and leveraging asset investments to improve cost positions. These revenue and earnings increases are expected to result from both organic (internal growth) and inorganic (external growth through joint venture and acquisition) initiatives.

In 2012, the Company progressed on both organic and inorganic growth initiatives, including:

•	continuing the integration of Solutia, which was acquired on July 2, 2012 and which:

◦	broadens Eastman's global presence;

◦	establishes a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expands Eastman's portfolio of sustainable products;

•
in the Additives & Functional Products segment, making significant progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry, with plans during third quarter 2013 to evaluate the timing of incorporating this technology in a modest capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region;

•	in the Adhesives & Plasticizers segment, pursuing growth in the consumables, building and construction, health and wellness, and durable goods markets by:

◦
expanding capacity to serve the growing global demand for non-phthalate plasticizers, including retrofitting the acquired Sterling Chemicals, Inc. ("Sterling") plasticizer manufacturing unit in two phases, with the first phase operational in second quarter 2012 and with the timing of the second phase to be determined based on demand; and

◦
entering into a joint venture in third quarter 2012 with Sinopec Yangzi Petrochemical Company Limited to build a world scale hydrogenated hydrocarbon resin plant in Nanjing, China, expected to be operational by the end of 2014, which will be equally owned by the two companies; it will produce 50,000 metric tons of the Adhesives & Plasticizers segment's Regalite™ hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting demand growth for its products in hygiene and packaging applications;

•	in the Advanced Materials segment:

◦
adding 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which was operational in first quarter 2012 and supports growth in the durable goods market;

◦	completing a capacity expansion for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters in first quarter 2012;

◦	completing a capacity expansion for cellulose triacetate to serve growth in displays, which was operational in second quarter 2012;

◦
adding a second line at the manufacturing facility in Suzhou, China for polyvinyl butyral ("PVB") sheet, which was operational in third quarter 2012 and will support growth in emerging economies of the Asia Pacific region;

◦
increasing capacity for acoustic PVB sheet at the manufacturing facility in Ghent, Belgium, which was operational in fourth quarter 2012 and will support premium growth for acoustics in the transportation market; and

◦
progressing on enhancements and innovations to improve the Company's cost position in PVB resin technology supporting expected growth in the transportation and building and construction markets, with construction of a manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity expected to begin in Kuantan, Malaysia during the second half of 2013 and to be operational during 2015;

•
in the Fibers segment, nearing completion of construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, a joint venture with China National Tobacco Corporation, which is expected to be operational in mid-2013;

•	in the Specialty Fluids & Intermediates segment:

◦
entering into an agreement in second quarter 2012 with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant, further improving the Company's competitive cost position compared to purchasing olefins in the North American market;

◦	increasing capacity of 2-ethyl hexanol ("2-EH") by 37,000 metric tons in second quarter 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets;

◦
completing a debottlenecking project in its largest olefins cracking unit in Longview, Texas, in the first half of 2013, which will primarily produce more ethylene and is expected to improve Eastman's olefin cost position; and

◦
expanding Therminol® heat transfer fluid capacity through a plant expansion in Newport, Wales, which is expected to be operational in 2014 and will support demand growth in the industrial chemicals and processing market; and

•	the announcement of the new EastmanTM microfiber technology, with applications in a variety of end markets, and subsequent completion of a small commercial-scale facility in third quarter 2012.

The Company benefits from advantaged feedstocks and proprietary technologies, and is focusing on sustainability as a competitive strength for growth. Eastman has developed new products and technologies that enable customers' development and sales of sustainable products, and has reduced its greenhouse gas emissions and energy consumption on a unit basis over the last five years.

Management expects continued earnings growth, despite persistent economic uncertainty, as a result of the strength of the Company's businesses (including the Solutia product lines acquired in 2012) and balance sheet. The Company continues to evaluate inorganic growth opportunities, through joint ventures and acquisitions, intended to enhance the Company's product portfolios and extension into emerging markets.

The following chart shows significant Eastman products and markets by segment.

SEGMENT	KEY PRODUCTS AND MARKETS
Additives & Functional Products	Polymers, solvents, insoluble sulfur, antidegradants, performance resins, and other formulated products used in transportation, building and construction, durable goods, and consumables
Adhesives & Plasticizers	Resins and plasticizers used in consumables, building and construction, durable goods, health and wellness, and industrial chemicals and processing
Advanced Materials
Specialized copolyesters, cellulosic plastics, aftermarket window films, and PVB sheet and resins used in transportation, consumables, building and construction, durable goods, health and wellness, and electronics

Fibers	Acetate fibers used in consumables
Specialty Fluids & Intermediates	Specialty fluids and intermediate chemicals used in industrial chemicals and processing; building and construction; health and wellness; energy, fuels, and water; consumables; and agriculture

Seasonality and Cyclicality

The Company's earnings are typically greater in the second and third quarters, and cash flows from operations are highest in the fourth quarter due to seasonality. Results in the Adhesives & Plasticizers and the Advanced Materials segments are typically weaker in the fourth quarter due to seasonal downturns in key markets.

The olefins and olefin derivatives product lines of the Specialty Fluids & Intermediates segment and the solvent product lines of the Additives & Functional Products segment are impacted by the cyclicality of key end products and markets, while other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of business cycles and global economic conditions affect the length of each cycle.

Despite sensitivity to global economic conditions, many of the products of each segment are expected to continue to provide a stable foundation for earnings.

Financial Strategy

In addition to managing its businesses and growth initiatives, the Company remains committed to maintaining a strong financial position with financial flexibility and consistently solid cash flows. Eastman management believes maintaining a financial profile that supports an investment grade rating is important to its long term strategic and financial flexibility. The Company employs what management believes is a disciplined process for capital allocation and deployment of cash. The Company pursues a variety of organic growth opportunities and also considers inorganic growth opportunities, including joint ventures and acquisitions. The Company also returns cash to stockholders through dividends and, from time to time, by share repurchases. The Company manages its debt based upon its capital structure objectives, funding requirements, and public and private debt market conditions. Management expects that the strength of the Company's businesses and balance sheet will provide continued strong cash flow, a portion of which will be used to significantly repay its five year Solutia acquisition term loan by the end of 2013.

BUSINESS SEGMENTS

The Company's products and operations are currently managed and reported in five operating segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

•	Overview

In the Additives & Functional Products segment, the Company manufactures chemicals for products in the coatings and tires industries in transportation, building and construction, durable goods, and consumables markets. In 2012, the Additives & Functional Products segment had sales revenue of $1.3 billion, 16 percent of Eastman's total sales. On a pro forma combined basis, in 2012 the Additives & Functional Products segment had sales revenue of $1.6 billion, 18 percent of Eastman's total pro forma combined sales. Key technology platforms in this segment are rubber additives, cellulosic polymers, specialty ketones and coalescents, polyester polymers, and hydrocarbon resins.

Additives & Functional Products growth in the United States, Canada, and Europe typically approximates general economic growth due to the wide variety of end uses such as tires, paints, and consumables. Recently, growth in Asia, Eastern Europe, and Latin America has been higher than global economic growth because of higher growth in gross domestic product ("GDP") and per capita income in these emerging economies. The segment focuses on producing high-value additives rather than finished formulated products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.

The profitability of the Additives & Functional Products segment is sensitive to the global economy, market trends, broader chemical cycles, particularly the olefins cycle, and foreign currency exchange rates. Due to their functional performance attributes, certain of the segment's products, including cellulose-based specialty polymers, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle as discussed under "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business". The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Products

◦	Coatings Industry
Chemicals for the coatings industry enhance the aesthetic appeal and improve the performance of industrial, architectural, and transportation coatings. The products Eastman manufactures for the coatings industry can be broadly classified as solvents and polymers. Coatings industry sales accounted for approximately 60 percent, 75 percent, and 70 percent of the Additives & Functional Products segment's total sales for 2012, 2011, and 2010, respectively. On a pro forma combined basis, coatings industry sales accounted for approximately 50 percent of the Additives & Functional Products segment's total sales for 2012. Eastman management believes that its coatings industry products have a favorable competitive position because of the segment's access to the Company's integrated manufacturing streams. Additionally, the Company's products have breadth across the industry and more stable demand across economic scenarios, as the segment's products for transportation coatings are used in both OEM and refinish applications.

•
The solvents product line includes specialty coalescents and ketones, and esters, glycol ethers, and alcohol solvents. Coalescents include products such as TexanolTM ester alcohol, which improves film formation and durability in architectural latex paints. Ketones are used in high solids low volatile organic compound ("VOC") coatings applications. Commodity solvents, which consist of esters, glycol ethers, and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application.

•
The polymers product line consists primarily of cellulose and polyester-based specialty polymers. Eastman's cellulose-based specialty polymers enhance the aesthetic appeal and improve the performance of industrial and transportation coatings and inks. The polyester-based specialty polymers are multifunctional water-dispersible film formers for personal care, graphic arts, textile, coatings, and packaging applications. The polymers product line also includes chlorinated and non-chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates, United States Pharmacopeia ("USP")-grade hydroquinone which is used as an active pharmaceutical ingredient in skin lightening creams, and sucrose acetate iso-butyrate ("SAIB") which provides thermal, hydrolytic, and color stability in cosmetic applications.

◦	Tires Industry
Additives for the tires industry cure and protect rubber, increase durability, and lengthen product life. These products are important in the manufacture of tires and other rubber products such as belts, hoses, seals, and footwear. The Additives & Functional Products segment manufactures products for the rubber chemicals industry classified into three main product groups: insoluble sulfur products; antidegradant products; and performance resins and cellulosic products. Tires industry sales accounted for approximately 20 percent of the Additives & Functional Products segment's total sales for 2012, with no sales revenue in 2011 or 2010 prior to the acquisition of Solutia. On a pro forma combined basis, tires industry sales accounted for approximately 35 percent of the Additives & Functional Products segment's total sales for 2012. Eastman management believes that the Company's tires industry products have a favorable competitive position due to the industry's growth rate in excess of GDP, primarily in China, combined with the segment's unique proprietary technologies and the breadth of its offering for both OEM tires and replacement tires.

•
The insoluble sulfur products are a key vulcanizing agent manufactured predominantly for the tires industry, and without which tires cannot be effectively manufactured. Eastman is the world's leading supplier of insoluble sulfur and markets it under the Crystex® brand.

•
The antidegradant products, principally marketed under the Santoflex® brand, are used in pneumatic tires, solid tires, belts, hoses, cables, automotive mounts, bushings, and general mechanical products that are exposed to continuous or intermittent dynamic operating conditions and require protection from ozone-initiated breakdown. Santoflex® is also a powerful anti-ozonant and imparts excellent high temperature, fatigue, and flex resistance to rubber compounds.

•	The performance resins and cellulosic products enhance performance of tire tread, particularly wet grip and handling.

◦	Other Applications
Other applications for Additives & Functional Products solvents and polymers include use in consumables, health and wellness, electronics, and industrial chemicals.

•
Solvents sales to other markets include sales of esters and ketones for printing ink, consumables, and process solvent markets, and chemicals marketed by Eastman's subsidiary Dynaloy, LLC for specialized electronic applications.

•
Other polymer applications include cellulosics used in graphic arts and pharmaceutical applications, specialty polyesters utilizing Eastman's award winning bio-catalytic chemistry in personal care applications, and unique aqueous polymer technology used for personal care products.

•	Strategy and Innovation

A key element of the Additives & Functional Products segment's strategy is to leverage proprietary technologies for the continued development of innovative product offerings and to focus growth efforts on expanding markets such as coatings, tires, and consumables. Eastman management believes that the ability to leverage the Additives & Functional Products segment's research, application development, and production capabilities across multiple markets makes the segment uniquely positioned to meet evolving needs to improve the quality and performance of its customers' products. For example, new government regulatory requirements are driving the transportation market to look for innovative materials to help improve fuel efficiency.  Eastman tire additive technology can allow tire manufacturers to do this without compromising critical properties like handling and wet traction.

The Company's global manufacturing presence is a key element of the Additives & Functional Products segment's growth strategy. For example, the segment is well positioned to capitalize on expected high industrial growth rates in China and other parts of Asia from its facilities in Singapore and Kuantan, Malaysia. The Company has made significant progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry, with plans during third quarter 2013 to evaluate the timing of incorporating this technology in a modest capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region. The Company is committed to maintaining reliability of supply of the Additives & Functional Products segment products to its strategic customers to allow Eastman to remain the supplier of choice.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the Additives & Functional Products segment is broad and diverse. The segment focuses on establishing long-term relationships with its strategic customers in order to become their preferred supplier and leverage these relationships into sales opportunities in previously underserved markets. Growth in the North American and European markets typically coincides with economic growth in general due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for transportation, building and construction, durable goods, and consumables.

The current regulatory environment, particularly in the United States, Canada, and Europe, provides both market challenges and opportunities for the Additives & Functional Products segment. Environmental regulations that impose limits on the emission of VOCs and hazardous air pollutants ("HAPs") continue to impact coatings formulations requiring compliant coatings raw materials. These regulations are in addition to the consumer market sustainability trend.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs and HAPs in compliance with applicable regulations. A variety of Eastman's Additives & Functional Products segment products are used in these coatings.

•	Competition

Competition within the Additives & Functional Products segment's markets varies widely depending on the specific product or product group. The segment principally competes on unique performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. The Company's major competitors in the segment's markets include larger companies such as BASF SE ("BASF") and The Dow Chemical Company ("Dow") and other companies such as Oriental Carbon & Chemicals Limited; Shikoku Chemicals Corporation; Jiangsu Sinorgchem Technology Co., Ltd.; Korea Kumho Petrochemical Co., Ltd.; and LANXESS AG. Some of these companies may commit greater financial and other resources than Eastman to products in markets in which the Additives & Functional Products segment competes. Additionally, within each segment product market, the Company may compete with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors. Eastman management believes its competitive advantages include its level of vertical integration; unique performance characteristics of its products; low-cost manufacturing position; consistent product quality; security of supply; and process and market knowledge.

ADHESIVES & PLASTICIZERS SEGMENT

•	Overview

In the Adhesives & Plasticizers segment, Eastman manufactures resins and plasticizers which are used in the manufacture of products serving the consumables, building and construction, durable goods, health and wellness, and industrial chemicals and processing markets. Growth for resins in Asia, Eastern Europe, and Latin America continues to be higher than regional economic growth, mainly due to growing use of consumables in these emerging economies. Use of non-phthalate plasticizers in the United States, Canada, and Europe continues to increase more than general economic growth due to increasing regulatory requirements and consumer preferences. The Adhesives & Plasticizers segment's specialty products, which include selected hydrocarbon resins, are less sensitive to the general olefins cycle due to their functional performance attributes. The Adhesives & Plasticizers segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to enable customers' growth in their end markets. In 2012, the Adhesives & Plasticizers segment had sales revenue of $1.4 billion, 18 percent of Eastman's total sales and 16 percent of Eastman's total pro forma combined sales. Eastman is one of the world's largest suppliers of resins and non-phthalate plasticizers.

•	Products

◦	Resins
The resins product line consists of hydrogenated hydrocarbon resins such as RegaliteTM, EastotacTM, and RegalrezTM; non-hydrogenated hydrocarbons resins such as KristalexTM, PlastolynTM, and PiccotacTM; and rosins and amorphous polyolefins such as PermalynTM, PamolynTM, and EastoflexTM. These products are sold primarily to adhesive formulators and consumer product companies for use as raw materials essential in hot-melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes. Eastman offers a broad product portfolio of essential ingredients for the adhesives industry and ranks as the second largest global tackifier producer. With its recently announced joint venture to construct a hydrogenated hydrocarbon resin plant in China, Eastman will become the largest global supplier of hydrogenated hydrocarbon resins and well positioned to meet growing global demand and improve its position in emerging markets. Resins accounted for approximately 55 percent of the Adhesives & Plasticizers segment's total sales for both 2012 and 2011, and 60 percent for 2010.

◦	Plasticizers
The plasticizers product line primarily consists of a unique set of primary non-phthalate plasticizers such as Eastman 168TM and EastmanTM DOA, and a range of niche non-phthalate plasticizers such as BenzoflexTM, Eastman TXIBTM, AdmexTM and EastmanTM DBT. These non-phthalate plasticizers are typically used in end-use applications such as interior surfaces, medical devices, food contact materials, toys, and childcare articles. In 2012, retrofitting of the acquired Sterling manufacturing unit to produce non-phthalate plasticizers was begun in two phases, with the first of two phases operational in second quarter 2012 and with the timing of startup of the second phase to be determined based on demand. This capacity is used to serve the growing demand for non-phthalate plasticizers in the United States, Canada, and Europe. The 2011 acquisition of Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex") in Brazil has extended Eastman's non-phthalate plasticizer offerings into Latin American markets. Plasticizers accounted for approximately 45 percent of the Adhesives & Plasticizers segment's total sales for both 2012 and 2011, and 40 percent for 2010.

•	Strategy and Innovation

A key element of the Adhesives & Plasticizers segment's strategy for high value growth is to leverage leading positions and market insights in high-growth hygiene, consumables, durables, and non-phthalate applications. Eastman management believes that the ability to leverage the Adhesives & Plasticizers segment's strong technical capabilities across multiple markets makes the segment uniquely positioned to meet evolving market needs and support adoption of Eastman products in new or additional customer formulations.

The Adhesives & Plasticizers segment focuses on developing and accessing markets with high-growth potential for the Company's products. Key growth markets for the Adhesives & Plasticizers segment are consumables such as hygiene and packaging, and flexible plastic products used in sensitive applications. For flexible plastic products used in sensitive applications, the segment's strategy is to develop and provide sustainable alternatives to ortho-phthalate plasticizers traditionally used in toys, child care articles, medical packaging and devices, and food contact items. For hygiene and packaging applications, the segment's strategy is to enhance customer options for next generation hot-melt packaging adhesives and to enable customers to meet changing and growing needs in hygiene products.

The acquisitions of Sterling and Scandiflex in 2011 and Genovique Specialties Corporation ("Genovique") in 2010 added to the Adhesives & Plasticizers segment's portfolio of and manufacturing capacity for non-phthalate plasticizers that serve growing substitution of non-phthalate plasticizers for phthalate plasticizers in markets such as consumables, building and construction, health and wellness, and durable goods. In addition, the segment is well positioned to capitalize on expected high market growth in China and other parts of Asia with its world scale hydrogenated hydrocarbons resin plant in China in a joint venture with Sinopec Yangzi Petrochemical Company Limited, which will support expected demand growth for its products in hygiene and packaging applications.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the Adhesives & Plasticizers segment is broad and diverse. The Adhesives & Plasticizers segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to enable customer's growth in their end markets. The most significant end markets for Adhesives & Plasticizers segment products are consumables, building and construction, durable goods, health and wellness, and industrial chemicals and processing. While end market growth in the North American and European regions typically coincides with economic growth in general, Adhesives & Plasticizers segment sales have recently and management expects will continue to grow above this rate due to the challenging requirements of changing government regulations and consumer preferences for non-phthalate plasticizers. In addition, growth for resins in Asia, Eastern Europe, and Latin America continues to be higher than regional economic growth mainly due to increasing use of consumables in these emerging economies.

•	Competition

Eastman is the world's largest non-phthalate plasticizer manufacturer and the second largest resin manufacturer. Eastman's major competitors in this segment include large, multinational companies such as BASF, LG Chem, Ltd., and Exxon Mobil Corporation ("Exxon"). Eastman competes with these and other producers primarily based on breadth of its product portfolio, performance, and price.

ADVANCED MATERIALS SEGMENT

•	Overview

In the Advanced Materials segment, the Company produces and markets specialty copolyesters, cellulose esters, interlayers, and aftermarket window film products that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, health and wellness, and electronics. In 2012, the Advanced Materials Segment had sales revenue of $1.7 billion, 21 percent of Eastman's total sales. On a pro forma combined basis, in 2012, the Advanced Materials segment had sales revenue of $2.3 billion, 25 percent of Eastman's total pro forma combined sales.

Eastman has strong technical and market development capabilities that enable the segment to modify its polymers and plastics to control and customize their final properties for new application development to deliver more functionality. Examples include sound reduction and solar control through the interlayers product line. Additionally, these capabilities allow the Company to maintain what management believes is its leading solar control technology position in the window film market through the use of high performance sputter coatings.

•	Products

◦Specialty Materials
The specialty materials product line consists of two primary products: specialty copolyesters and cellulose esters. Eastman management expects that market growth for specialty copolyesters will continue to be higher than global economic growth due to ongoing specialty copolyester material innovations and favorable macro trends driven by alternative polymer displacement opportunities. Management expects that cellulose esters will grow at or above the rate of global economic growth in the long term driven by growth in the liquid crystal displays ("LCD") market, and increased demand for cellulose esters driven by the sustainability profile of these bio-derived materials and their performance as engineered thermoplastics. Eastman's specialty materials product line accounted for approximately 70 percent of the Advanced Materials segment's total sales for 2012, and 100 percent in both 2011 and 2010 prior to the acquisition of Solutia. On a pro forma combined basis, Eastman's specialty materials product line accounted for approximately 50 percent of the Advanced Materials segment's sales revenue for 2012. Eastman's newest copolyester, Tritan™, enables the Company to move to higher value applications by adding high temperature resistance to the other properties of copolyesters, including toughness, chemical resistance, and excellent processability. Through the development of new formulations and applications, Eastman continues to solidify its position as a key supplier of cellulosics resins in certain applications for LCDs. Eastman's proprietary family of cellulosic polymers, the Visualize™ cellulosics line of products, are known for their superior optical properties and are the preferred choice for certain film structures in LCD polarizers.

◦Interlayers
PVB is a specialty resin used as an adhesive interlayer in the production of laminated safety glass sheet used in the transportation and building and construction markets. It imparts high tensile strength, impact resistance, transparency, and elasticity that make it particularly useful in the production of safety glass.  Laminated safety glass is predominately produced with PVB sheet and is subject to government regulation in all industrialized countries for automobile windshields.  Emerging markets are increasing the use of laminated safety glass in automotive windshields although it is generally not subject to government regulation.  Architectural laminated safety glass is widely used in the construction of modern office buildings, airports, and residential homes.   Other applications for PVB resin include non-sheet applications such as wash primers and other surface coatings, specialty adhesive formulations, and inks. Interlayers products are primarily marketed under the SAFLEX® brand.  The Advanced Materials segment also manufactures specialty intermediate PVB resin products, sold under the BUTVAR® brand; optical grade PVB resin; and plasticizers. With a significant portion of sales in Europe, the interlayers product line accounted for approximately 20 percent of the Advanced Materials segment's total sales for 2012, with no sales revenue in either 2011 or 2010 prior to the acquisition of Solutia. On a pro forma combined basis, the product line accounted for approximately 35 percent of the Advanced Materials segment's total sales for 2012.

◦Performance Films
The performance films product line accounted for approximately 10 percent of the Advanced Materials segment's total sales for 2012, with no sales revenue in 2011 or 2010 prior to the acquisition of Solutia. On a pro forma combined basis, the performance films product line accounted for approximately 15 percent of the Advanced Materials segment's total sales for 2012. The performance films product line primarily consists of window film products, which are aftermarket applied films to enhance the characteristics and functional performance of automotive and architectural glass. Eastman offers an extensive portfolio of products, including solar and insulation control, safety and security, and decorative. These products, including the LLumar® and V-Kool® brands, are professionally installed through a global network of dealers and installers, and sold as "do-it-yourself" kits in North America through national automotive retailers and home centers. Other products for residential and commercial building applications include EnerLogic® and IQue®.

•	Strategy and Innovation

The Advanced Materials segment has leading positions in attractive end markets based on strong technical and market development capabilities combined with significant manufacturing scale in the segment's core products and markets. The segment has substantial opportunities to leverage technology platforms into new products and applications, accelerate its growth, and further leverage its manufacturing capacity. Additionally, the segment is working to expand its portfolio of higher margin products in attractive end markets. The significant manufacturing scale and capacity expansion the segment completed during the last two years also enables the segment to reduce unit costs as capacity utilization increases.

Through Eastman's advantaged asset position and applications development innovation efforts, management believes that the Advanced Materials segment is well positioned for future growth.  The trend of influencing the consumer purchasing decision with product design is demonstrated by Eastman's clear handleware solutions for large containers. Additionally, increased demand for products free of Bisphenol A has created new opportunities for various applications of legacy copolyesters. The addition of Tritan™ copolyester to Eastman's specialty copolyesters product offering has created new opportunities for applications previously produced with materials such as polycarbonate. During 2012, expansion of Tritan™ copolyester manufacturing capacity, which supports growth in the durable goods market, and of CHDM capacity, a monomer used in the manufacture of copolyesters, were completed and became operational. The Company also completed expansion of its cellulose triacetate capacity to serve growth in displays. In its specialty materials product line, the Advanced Materials segment is focused on increasing operating margins and continues to leverage the advantages of being an integrated polyester manufacturer.

The interlayers product line leverages its global presence to deliver industry leading innovations to automotive and architectural end markets by collaborating with global and large regional customers to develop added functionality and interlayer solutions. The Advanced Materials segment is also exploring interlayers product line synergies and new polymer solutions across the Advanced Materials segment. Interlayers product line growth efforts are focused on the emerging economies of the Asia Pacific region, and in premium growth markets such as acoustics and solar control, to provide added functionality to the transportation market. Additionally, SAFLEX® brand products help reduce the vehicle weight and increase fuel economy, assisting customers in addressing government regulatory requirements for vehicle fuel efficiency, while also decreasing cabin noise.

The Company completed several capacity expansions, including adding a second line at the manufacturing facility in Suzhou, China for PVB sheet, which was operational in third quarter 2012, and adding capacity for acoustic PVB sheet at the manufacturing facility in Ghent, Belgium, which was operational in fourth quarter 2012. The Company has also progressed on enhancements and innovations to improve its cost position in its PVB resin technology in 2012, and expects to begin construction on a manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity in Kuantan, Malaysia during the second half of 2013 and to be operational during 2015, which will support growth in the transportation and building and construction markets.

In the automotive end market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for strong growth, particularly in emerging markets such as Asia and Latin America. The business' product portfolio is aligned with underlying trends toward energy efficiency in both automotive and architectural markets. New product innovations, such as EnerLogic® for residential and commercial building applications, capitalize on this trend by leveraging advanced coating technologies to deliver a unique combination of better heat rejection and higher insulation performance that results in both lower cooling and heating costs. Eastman management believes that its portfolio of high performance branded window film products will allow the Company to increase revenue and earnings at rates higher than the overall automotive and building and construction markets.

•	Customers and Markets

The customer base in the Advanced Materials segment ranges from broad and diverse in the specialty copolyesters, cellulose esters, and performance films product lines, to highly concentrated in the interlayers product line. The segment seeks to develop mutually beneficial and long-term relationships with its customers. By doing so, it better understands its customers' needs as those customers develop product innovations and allows the segment more effectively to bring new solutions to market.

The Advanced Materials segment has diverse end market positions that give it stability and a wide range of opportunities for innovation. Significant end markets include transportation, consumables, building and construction, durable goods, health and wellness, and electronics. Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging, durable goods, medical goods, personal care and consumer packaging, and in-store fixtures and displays. Cellulose esters are sold into markets and applications such as LCDs and durable goods. The Tritan™ family of products is being sold into a range of end uses, including consumer housewares, medical devices, infant care, small appliances, bulk water, and other durable goods. Saflex® brand PVB is sold into OEM and replacement automotive and architectural interlayers markets. LLumar® and V-Kool® brand window films are sold mainly into the aftermarket automotive applications markets as well as for upgrading interlayers in residential and commercial building markets. Flexvue® brand high performance films are sold mainly into medical and electronic applications.

•	Competition

Eastman's primary competitors for specialty materials are Bayer AG, Styron LLC, Evonik Industries AG, Saudi Basic Industries Corporation, Mitsubishi Chemical Corporation, S.K. Chemical Industries, Sichuan Push Acetati Company Limited, and Daicel Chemical Industries Ltd ("Daicel"). Eastman's major global competitors for PVB are Sekisui Chemical Co., Ltd., Kuraray Co., Ltd., and E. I. du Pont de Nemours and Company ("DuPont"). Key competitors for performance films are 3M Company, Saint-Gobain S.A., Commonwealth Laminating & Coating, Inc., and Garware Chemicals Limited. Besides major global competitors, the Advanced Materials segment also has some regional competition from smaller competitors.

Management believes the Advanced Materials segment's competitive advantages include long-term customer relationships, differentiated technology, industry-leading technical service, vertical integration, leading market positions, and scale in manufacturing. The segment principally competes on long-term customer relationships and differentiated technology.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years. The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site and also include smaller acetate tow production plants in Workington, England and Ulsan, South Korea. Eastman increased its acetate tow capacity with the expansion of the Workington plant in 2008 and the startup of the Korean facility during 2010, and is further expanding its Asia Pacific capacity with a joint venture manufacturing facility in Hefei, China. In 2012, the Fibers segment had sales revenue of $1.3 billion, 16 percent of Eastman's total sales. On a pro forma combined basis, in 2012, the Fibers segment had 14 percent of Eastman's total pro forma combined sales. The Fibers segment has been and is expected to be a strong and stable source of cash flow and earnings.

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

The Company's fully integrated fiber manufacturing process employs unique technology that allows it to use a broad range of high-purity wood pulps for which the Company has dependable sources of supply.

Contributing to the profitability in the Fibers segment are the limited number of competitors, high industry capacity utilization, and significant barriers to entry. These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

•	Products

◦Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters. Acetate tow is the largest sales product of the Fibers segment. Worldwide demand for acetate tow is expected to increase by one to two percent per year over the next several years. Demand growth within Asia, mostly China, one of the largest and fastest growing markets, primarily influences this expected global increase. Acetate tow accounted for approximately 85 percent of the Fibers segment total sales revenue in 2012 and 80 percent in both 2011 and 2010.

◦Acetate Yarn
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

◦	Acetyl Chemical Products
The Fibers segment's acetyl chemical products are sold primarily to other acetate fiber producers and include cellulose diacetate flake, acetic acid, and acetic anhydride. Each is used as a raw material for the production of cellulose acetate fibers. The Fibers segment also markets acetyl-based triacetin plasticizers under the EstrobondTM brand, generally for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy and Innovation

◦	Growth
In the Fibers segment, Eastman continues to leverage its strong customer relationships and knowledge of the industry to identify growth options. These growth options have been enabled primarily by its acetate flake capacity at the Kingsport, Tennessee site. In 2008, Eastman expanded its Workington, England plant to support customer demand in the region. In 2010, production began at a new acetate tow facility in Ulsan, South Korea to support customer demand in Asia. With this new facility Eastman's total global acetate tow capacity is approximately 210,000 metric tons. In 2011, Eastman began construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, expected to be operational in mid-2013, in a joint venture with China National Tobacco Corporation. Eastman has 45 percent ownership of the joint venture and expects to supply the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport. The Company continues to evaluate growth opportunities, particularly in the Asia Pacific region.

◦	Continue to Capitalize on Fibers Technology Expertise
The Company intends to continue to make use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements, with the goals of meeting customers' evolving needs and improving the segment's manufacturing process efficiencies.

◦	Maintain Cost-Effective Operations
The Company intends to continue to operate the Fibers segment in a cost effective manner, capitalizing on its technology, scale and vertical integration, and to make further productivity and efficiency improvements through continued investments in R&D.

◦	Research and Development
The Company's Fibers segment R&D efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs. The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers' product development efforts.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 140 customers in the tobacco, textile, and acetate fibers industries. Eastman's Fibers segment customers are located in all regions of the world. The largest 14 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers. These top 14 customers accounted for about 80 percent of the segment's total sales revenue in 2012, although the segment is not dependent on any single customer.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis. The segment maintains a strong position in acetate tow exports to China.

•	Competition

Eastman is the second largest acetate tow manufacturer in the world. Competitors in the fibers market for acetate tow include Celanese Corporation ("Celanese"), Daicel, Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon"), and Solvay S.A. (formerly Rhodia S.A.).

In the segment's acetate yarn business, major competitors include Industrias del Acetato de Celulosa S.A., UAB Korelita, and Mitsubishi Rayon. Eastman is the world leader in acetate yarn production and the only acetate yarn producer in the United States and Canada. The physical properties of acetate yarn make it desirable for use in textile products such as suit linings, women's apparel, medical tape, drapery, ribbons and other specialty fabrics. However, over the past 20 years, demand for acetate yarn has been adversely affected by the substitution of lower cost polyester and rayon yarns. Accordingly, worldwide demand for acetate yarn is expected to continue to decrease as mills continue to substitute these cheaper yarns for acetate yarn. Management, however, believes that Eastman remains uniquely positioned because of its integrated production of acetate yarn.

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence, and a customer base characterized by long-term customer relationships. The Company intends to continue to capitalize and build on these strengths to improve the strategic position of its Fibers segment. The principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

SPECIALTY FLUIDS & INTERMEDIATES SEGMENT

•	Overview

The Specialty Fluids & Intermediates segment leverages large scale and vertical integration from the acetyl and olefins streams to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing; building and construction; health and wellness; energy, fuels, and water; consumables; and agriculture, as well as used internally by other segments of the Company. The Specialty Fluids & Intermediates segment has leading market positions in many of its core products and believes it is well-positioned in key markets for most of its major products including specialty fluids, acetyl products and olefin derivatives due to its competitive cost position, scale, technology, and reliability of supply compared to competitors. In 2012, the Specialty Fluids & Intermediates segment had sales revenue of $2.3 billion, 29 percent of the Company's total sales. On a pro forma combined basis, in 2012, the Specialty Fluids & Intermediates segment had sales revenue of $2.5 billion, 27 percent of Eastman's total pro forma combined sales.

Historically, the segment's competitive cost position has been primarily due to use of and access to lower cost raw materials such as coal, which is used in the production of acetyl stream products, and olefin feedstocks, which are used in the production of olefin derivative products. Some of the segment's products are affected by the olefins cycle. See "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business." This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. While the segment has taken steps to reduce the impact of the trough of the olefins cycle, future Specialty Fluids & Intermediates segment results are expected to continue to fluctuate from period to period due both to general economic conditions and olefins supply and demand.

•	Products

The Specialty Fluids & Intermediates segment offers approximately 175 products that include intermediates based on oxo and acetyl chemistries and performance chemicals. Approximately 65 percent of the Specialty Fluids & Intermediates segment's sales revenue is generated in the United States and Canada, a region in which the Company has leading market positions for most of its key oxo and acetyl products and where the majority of its capacity is located. Sales in all regions are generated through a mix of the Company's direct sales force and a network of distributors.

◦	Specialty Fluids
Therminol® heat transfer fluids are used for indirect heating and cooling of chemical processes in various types of industrial equipment and in solar energy power systems. The fluids provide enhanced heat transfer characteristics because they remain thermally stable at both high and low temperatures. Skydrol® brand aviation hydraulic fluids are supplied across the aviation industry, including to airline airframe manufacturers and aviation maintenance facilities. The Skydrol® line includes fire-resistant aviation hydraulic fluids which are used in the majority of the world's commercial aircraft. Specialty fluids accounted for approximately 10 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, with no sales revenue in 2011 or 2010 prior to the acquisition of Solutia. On a pro forma combined basis, specialty fluids accounted for approximately 15 percent of the Specialty Fluids & Intermediates segment's total sales for 2012.

◦Chemical Intermediates
The Company's Specialty Fluids & Intermediates segment is the largest United States marketer of acetic anhydride, an intermediate that is a critical component in analgesics, laundry care products, and nutritional supplements, and is the only United States producer of acetaldehyde, a key intermediate in the production of agricultural and other specialty products. Eastman management believes that it manufactures one of the world's broadest ranges of products derived from oxo aldehydes and holds a leading North American market position for many of these products. Many of the intermediates products in the Specialty Fluids & Intermediates segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base. Chemical intermediates accounted for approximately 50 percent, 55 percent, and 60 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, 2011, and 2010, respectively. On a pro forma combined basis, chemical intermediates accounted for approximately 45 percent of the Specialty Fluids & Intermediates segment's total sales for 2012.

The Specialty Fluids & Intermediates segment also manufactures performance chemicals and complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for medical, pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications.

◦Other Intermediate Products
Sales of typically lower margin acetic acid, oxo alcohols, ethylene, and polymer intermediates make up the majority of this product group. Production of these products is maximized to achieve high capacity utilizations in order to reduce costs for downstream derivatives. The Specialty Fluids & Intermediates segment manages the sales for these products, which accounted for approximately 40 percent, 45 percent, and 40 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, 2011, and 2010, respectively. On a pro forma combined basis, other products accounted for approximately 40 percent of the Specialty Fluids & Intermediates segment's total sales for 2012.

•	Strategy and Innovation

A key focus for the segment is to continue to develop and access markets with high-growth potential for the Company's specialty fluid products. The segment also focuses on reliability of supply across all products as a significant competitive advantage. A major goal is to expand volumes in high-growth markets for Therminol® heat transfer fluids through market development efforts. In addition, the business is working to ensure that supply capabilities are able to meet demand growth. In the short term, the business will leverage Eastman manufacturing and process expertise to increase product availability. Furthermore, debottlenecking efforts have been initiated to further increase capacity. For the long term, the business has announced plans to increase Therminol® heat transfer fluid capacity through a plant expansion in Newport, Wales, which is expected to be operational in 2014 and will support expected demand growth in the industrial chemicals and processing markets. The Therminol® team has a continued emphasis on product innovation to meet future market needs.

A key element of the Skydrol® aviation hydraulic fluids strategy is to maintain its market leadership position by being a reliable and consistent supplier in a risk averse industry. The business is continuing to differentiate the Skydrol® brand through emphasis on value added technical services. In addition, the Skydrol® team will work closely with key suppliers and customers to ensure the successful commercialization of Skydrol® PE-5, a state of the art fluid that meets the demanding requirements of next generation aircraft.

To maintain and enhance its status as a low cost producer, the Specialty Fluids & Intermediates segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings in the chemical intermediates and other product lines. Through the Specialty Fluids & Intermediates segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows the Specialty Fluids & Intermediates segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman's Specialty Fluids & Intermediates segment uses its proprietary oxo-technology in the world's largest single-site, oxo butyraldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products utilizing local propane and ethane supplies, as well as purchased propylene. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the chemical intermediates and other product lines to remain cost competitive with, and for some products cost-advantaged over, competitors.

During second quarter 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, further improving the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company will benefit from a propylene market contract to improve its cost position for purchased propylene beginning in 2013. The Company will also complete a debottlenecking project in its largest olefins cracking unit in Longview, Texas, in the first half of 2013, which will primarily produce more ethylene and is expected to improve Eastman's olefin cost position. The Company also completed a 37,000 metric ton capacity increase of 2-EH in second quarter 2012 to support growth in the plasticizers, coatings, and fuel additive markets, and plans to continue to expand 2-EH capacity as needed to meet North American demand.

The Company engages in research and development initiatives to develop new Specialty Fluids & Intermediates segment products and find additional applications for existing products and to lower its costs. The Company has licensed technology to produce acetyl products to Saudi International Petrochemical Company in Saudi Arabia and to Chang Chun Petrochemical Company in Taiwan in 2005 and 2007, respectively, and has recognized all revenue from these license agreements. The Company is currently evaluating additional licensing opportunities for acetic acid and oxo derivatives.

•	Customers and Markets

The Specialty Fluids & Intermediates segment's products are used in a variety of markets and end uses. Significant end markets include industrial chemicals and processing; building and construction; consumables; energy, fuels, and water; health and wellness; agriculture; and transportation. Because of its cost position, scale, technology, reliability, and service, the Company has been able to establish and maintain long-term arrangements and relationships with Specialty Fluids & Intermediates segment customers. Product-specific olefin derivative market conditions vary based upon prevailing supply and demand conditions. An important trend for the Specialty Fluids & Intermediates segment's business is a tendency toward regionalization of key markets due to increased transportation costs and local supply in developing regions from new capacities. The Specialty Fluids & Intermediates segment benefits from this trend primarily in the United States and Canada. Additionally, the Specialty Fluids & Intermediates segment is engaged in continuous efforts to optimize product and customer mix.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the Specialty Fluids & Intermediates segment's major product lines. For acetic acid and acetic anhydride, the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemical manufacturers has intensified. The Therminol® brand offers the widest range of synthetic fluids for indirect heating and cooling.  The business has multiple competitors who compete in different temperature ranges.  In most cases, however, heat transfer fluids are not the core platform for their businesses.  Additionally, there are barriers to entry for potential competitors as the Specialty Fluids & Intermediates chemistry and service model provide a competitive advantage. Eastman's major competitors in this segment include large, multinational companies such as BASF, Celanese, Dow, and Exxon.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain R&D costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional investment is committed to those projects. The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and environmentally-friendly chemistry. Such initiatives include:

•
acetylated wood, branded as Perennial WoodTM, using Eastman's breakthrough TruLastTM process technology which permanently modifies the molecular structure of wood to be three times more stable than unmodified wood, resulting in real wood with long-lasting performance;

•
Eastman™ microfiber technology which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, and with opportunities for future growth in nonwoven and textile applications; and

•	Cerfis™ technology for the building and construction market.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 50 percent of its sales generated from outside the United States and Canada region in 2012. As the Company focuses on growth in emerging markets, the percentage of sales from outside the United States and Canada is expected to increase. With the acquisition of Solutia, the Company has expanded its international manufacturing presence, and the Company is also able to transport products globally to meet demand. While all regions are affected by the uncertainty in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's segments and products in each region.

In 2012, the mix of regional revenue from the segments on a pro forma combined basis was as follows:

	United States and Canada	Asia Pacific	Europe, Middle East, and Africa	Latin America
Additives & Functional Products	15%	20%	15%	30%
Adhesives & Plasticizers	20%	5%	20%	20%
Advanced Materials	20%	25%	35%	20%
Fibers	5%	30%	15%	10%
Specialty Fluids & Intermediates	40%	20%	15%	20%

TOTAL	100%	100%	100%	100%

In addition, segment revenue by region on a pro forma combined basis was as follows:

	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates	Combined
United States and Canada	40%	55%	40%	20%	65%	50%
Asia Pacific	30%	10%	25%	50%	20%	25%
Europe, Middle East, and Africa	20%	30%	30%	25%	10%	20%
Latin America	10%	5%	5%	5%	5%	5%

TOTAL	100%	100%	100%	100%	100%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 75 percent located in the United States. Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products. The Specialty Fluids & Intermediates segment accounts for approximately 40 percent of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid, acetic anhydride, 2-EH, and normal butanol, although revenues in the region can be volatile due to the dependence of this segment's selling prices on key raw material and energy costs.

Approximately one-fourth of revenue in the Asia Pacific region is from acetate tow products in the Fibers segment. The region includes many emerging growth markets served by Eastman products, particularly in China. The Company is responding to this growth by strengthening its position through joint ventures and acquisitions. These include the new 30,000 metric ton acetate tow manufacturing facility being constructed in Hefei, China, expected to be operational in mid-2013 in a joint venture with China National Tobacco Corporation; the acquisition of an acetate tow manufacturing facility in Korea which began production in 2010; and the announced investment in a joint venture with Sinopec Yangzi Petrochemical Company Limited to build a world scale hydrogenated hydrocarbon resin plant in Nanjing, China, expected be operational by the end of 2014, which will be equally owned by the two companies, and is expected to produce 50,000 metric tons of the Adhesives & Plasticizers segment's Regalite™ hydrocarbon resins upon completion.

Company revenues in the Europe, Middle East, and Africa region have recently been affected by the ongoing recession in Europe as well as an unfavorable shift in the euro to U.S. dollar exchange rate. However, regulatory requirements and consumer preferences in Europe have allowed sales of certain of the Company's products to increase more than general economic growth. Additionally, growth in the emerging economies of Eastern Europe for certain products has been higher than global economic growth because of higher growth in GDP and per capita income. The Advanced Materials segment accounts for approximately 35 percent of the region's revenue, with a high concentration of interlayers product line sales in this region. The Company has recently increased capacity for acoustic PVB sheet at the manufacturing facility in Ghent, Belgium, which was operational in the second half of 2012 and will support premium growth for acoustics in the transportation market.

The Latin America region has significant sales from commodity product lines and is therefore subject to increased volatility in sales volume and selling prices as a result of general economic conditions and other factors outside of the Company's control. The Company's 2011 acquisition of Scandiflex in Brazil has extended Eastman's non-phthalate plasticizer offerings into Latin American markets.

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

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in 29 other countries selling into approximately 119 countries around the world. Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value. Market, customer, application, and technical expertise are critical capabilities. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets. The acquisition of Solutia strengthened Eastman's commercial capabilities and enhanced the Company's overall value to customers.

The Company's products are also marketed through indirect channels, which include distributors and contract representatives. Sales outside the United States tend to be made more frequently through distributors and contract representatives than are sales in the United States. The combination of direct and indirect sales channels, including sales online through its Customer Center website, allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers directly from Eastman's manufacturing plants and from distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 70 percent, of its key raw materials and energy through long-term contracts, generally of three to five years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments, valued at quoted market prices, to mitigate the impact of short-term market price fluctuations. Key raw materials include propane, paraxylene, cellulose, propylene, natural gas, coal, ethane, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, steam, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. The Company's raw material and energy costs as a percent of total cost of operations were approximately 55 percent, 65 percent, and 60 percent in 2012, 2011, and 2010, respectively.

The following chart shows the Company's key purchased raw materials by segment.

SEGMENT	KEY RAW MATERIALS
Additives & Functional Products	Propane, propylene, napthenic process oil, methyl isobutyl ketone, aniline, nitrobenzene, butyl alcohol, sulfur, acetone, ethane
Adhesives & Plasticizers	Propane, C9 resin oil, piperylene, propylene, gum rosin, toluene
Advanced Materials	Paraxylene, polyvinyl alcohol, ethylene glycol, cellulose, polyethylene terephthalate film, 2-EH, vinyl acetate monomer, butyraldehyde, ethanol
Fibers	Wood pulp, methanol, high sulfur coal
Specialty Fluids & Intermediates	Propane, ethane, propylene, paraxylene, metaxylene, benzene

Manufacturing Streams

Integral to Eastman's corporate strategy for growth is leveraging its heritage of expertise and innovation in acetyl, olefins, and polyester chemistries in key markets, including building and construction, consumables, transportation, and tobacco. For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".

•
In the acetyl stream, the Company begins with coal and oxygen which are then gasified in its coal gasification facility. The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride. These chemicals are used in manufacturing products throughout the Company including, but not limited to, cellulose fibers, plastics, and esters. The Company's ability to use coal is considered to be a raw material cost advantage. The major end uses for products from the acetyl stream include coatings, displays, and tobacco. Manufacturing capacities in 2012 of select chemicals and product lines in the acetyl stream for acetic chemicals included: 611 million pounds of acetic acid; 1,631 million pounds of acetic anhydride; and 475 million pounds of methanol.  These quantities are an expected average for an annual reporting period and actual production can vary based on a variety of factors, including the number of operating days, daily rates per manufacturing asset, routine improvements of operating efficiencies, and maintenance activities.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are cracked into the "olefin" chemicals ethylene and propylene at its facility in Longview, Texas. "Cracking" is a chemical process in which liquefied petroleum gases are converted into the more reactive olefin molecules which can then be used in the manufacture of other chemicals. Eastman operates three cracking units in Longview, Texas, and expects to complete a debottlenecking project in its largest unit in first half 2013, which will primarily produce more ethylene and is expected to improve Eastman's olefin cost position. The Company also purchases additional propylene for use at its Longview facility and its facilities outside the United States and recently entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, which is expected to further improve the Company's competitive cost position compared to purchasing propylene in the North American market. Prior to completion of the plant, the Company will benefit from a propylene market contract to improve its cost position for purchased propylene beginning in 2013. The propylene is used in chemical intermediates, which are used to produce a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers for plastic toys. The ethylene is used to produce chemicals that Eastman's customers ultimately convert for end uses in the food industry, health and beauty products, detergents, and automotive products. Petrochemical business cycles are influenced by periods of over- and under-capacity. Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins. Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles. The Company believes it is positioned to be less impacted by the these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets. Manufacturing capacities in 2012 of select chemicals and product lines in the olefins stream included: 1,310 million pounds of ethylene; 404 million pounds of acetaldehyde and 220 million pounds of ethylene glycol (both ethylene derivatives); 567 million pounds of propylene; and 2,100 million pounds of oxo aldehydes, 1,106 million pounds of oxo alcohols, and 771 million pounds of plasticizers (all oxo products).  These quantities are determined as described above in the acetyl stream.  Manufacturing capacities of oxo aldehydes and oxo alcohols increased as a result of debottlenecking activities, while increased plasticizers production capacity reflects the acquisitions of Sterling and Scandiflex in 2011.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") for polyesters and copolyesters. PTA or DMT is then reacted with various glycols, which the Company either makes or purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce copolyesters. The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply. In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters effectively compete with materials such as polycarbonate and acrylic.

In addition to stream integration, the Company also derives value from Eastman's cellulosics expertise. These cellulosics are natural polymers, sourced from managed forests, which, when combined with the acetyl and olefin streams, provide differentiated product lines and an advantaged raw material position for Eastman.

The Company continues to leverage its heritage of expertise and innovation in acetyl, olefins, and polyester chemistries and technologies, as well as its use of cellulosics, to meet demand and create new uses and opportunities for the Company's products in key markets. Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials. The Company's acquired Solutia businesses are expected to benefit from Eastman legacy chemistries for some of their products. The Company continues to assess the unique chemistries and manufacturing streams of its businesses to further determine both the appropriate stream integration approach and the level of stream integration.

Capital Expenditures

Capital expenditures were $465 million, $457 million, and $243 million in 2012, 2011, and 2010, respectively. Capital expenditures in 2012 were primarily for organic growth initiatives, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments. The lower expenditures in 2010 were primarily due to the deferral of discretionary spending in response to the global recession. The Company expects that 2013 capital spending will be approximately $525 million.

Employees

Eastman employs approximately 13,500 men and women worldwide. Approximately eight percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2012 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2012.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. The Company's intellectual property relates to a wide variety of products and processes and its portfolio of intellectual property has been significantly expanded by the Solutia acquisition. As a producer of a broad range of advanced materials, additives and functional products, specialty chemicals, and fibers, Eastman owns over 700 active United States patents and more than 1,600 active foreign patents, expiring at various times over several years, and also owns over 4,900 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the Specialty Fluids & Intermediates segment.  The Company also is actively pursuing licensing opportunities for oxo derivatives in the Specialty Fluids & Intermediates segment.

Research and Development

For 2012, 2011, and 2010, Eastman's R&D expenses totaled $198 million, $159 million, and $152 million, respectively.

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

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available. In some cases, applicable environmental regulations such as those adopted under the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company. Likewise, when finalized, potential legislation related to greenhouse gas emissions, energy policy, and associated implementing regulations could impact the timing and amount of environmental costs incurred by the Company.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures. In these cases, the liability is monitored until such time that sufficient information exists. With respect to a contaminated site, the amount accrued reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs. The Company's cash expenditures related to environmental protection and improvement were $262 million, $219 million, and $200 million, in 2012, 2011, and 2010, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $34 million and $35 million in expenditures for engineering and construction in 2012 and 2011, respectively. Expenditures in 2012 also included costs and expenditures in the second half of the year for sites acquired in the acquisition of Solutia.

Cash expenditures in 2013, including expenditures for engineering and construction, are expected to increase primarily as a result of full year integration of the acquired Solutia sites. Costs of certain remediation projects included in the environmental reserve assumed in the acquisition of Solutia are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $45 million had been paid for costs at the Shared Sites as of December 31, 2012. As of December 31, 2012, an additional $229 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Management anticipates that capital expenditures associated with the Company's approach to addressing recently finalized boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next five years compared to recent historical levels. However, the Company has decided to diversify by converting over the next three to six years 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas. Management does not believe that these expenditures will have a material effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies"; 16, "Environmental Matters"; and 25, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2013 and 2012, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year. These orders are primarily short-term and all orders are expected to be filled in the following year. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Available Information - SEC Filings

The Company makes available free of charge, through the "Investors - SEC Information" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC").

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

James P. Rogers, age 61, is Chairman of the Board and Chief Executive Officer of Eastman Chemical Company.  He served as President and Chief Executive Officer from May 2009 until January 2011.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002 was also appointed Chief Operations Officer of Eastman Division.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Mark J. Costa, age 46, is Executive Vice President, Additives & Functional Products, Advanced Materials, and Chief Marketing Officer.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing; was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008; and was appointed Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer in May 2009.  Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group ("Monitor").  He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries.  Mr. Costa was appointed to his current position in July 2012.

Ronald C. Lindsay, age 54, is Executive Vice President, Adhesives & Plasticizers, Fibers, Specialty Fluids & Intermediates, Engineering and Construction, and Manufacturing Support.  He joined Eastman in 1980 and held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates, in 2005 became Vice President, Performance Chemicals and Intermediates; in 2006 was appointed Senior Vice President and Chief Technology Officer; in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership; in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates; and in January 2011 was appointed Executive Vice President, Performance Chemicals and Intermediates, Fibers, Engineering and Construction, and Manufacturing Support.  He was appointed to his current position in July 2012.

Michael H.K. Chung, age 59, is Senior Vice President and Chief International Ventures Officer.  Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses.  He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region.  Mr. Chung was appointed to his current position in January 2011.

Curtis E. Espeland, age 48, is Senior Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Vice President, Finance, Polymers; Vice President, Finance, Eastman Division; Vice President and Controller; Director of Corporate Planning and Forecasting; Director of Finance, Asia Pacific; and Director of Internal Auditing.  He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position in September 2008.

Godefroy A.F.E. Motte, age 54, is Senior Vice President, Integrated Supply Chain and Chief Regional and Sustainability Officer.  Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales, supply chain, and manufacturing and in both the Company's chemicals and polymers businesses.  He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006.  In January 2011, Mr. Motte was appointed Senior Vice President, Chief Regional and Sustainability Officer and was appointed to his current position in July 2012.

Greg W. Nelson, age 50, is Senior Vice President and Chief Technology Officer.  Dr. Nelson joined Eastman in 1988 in the Research and Development organization, and served in various positions in specialty plastics technology and business organizations, including business unit manager of polymer films and coatings.  In 2001, Dr. Nelson was appointed Vice President, Technology, in 2006 became Vice President, Polymers Technology, and in 2007 Vice President, Corporate Technology until appointed to his current position in August 2008.

David A. Golden, age 47, is Senior Vice President, Chief Legal Officer, and Corporate Secretary. Mr. Golden joined Eastman in 1995 as an attorney and has held positions of increasing responsibility, including Vice President, Associate General Counsel, and Corporate Secretary. In this role, Mr. Golden had responsibility for Eastman's Law Department, which has personnel in the United States, Europe and Asia. He also had overall responsibility for Eastman's Ethics and Corporate Compliance program. Prior to joining Eastman, he was an attorney in the Atlanta office of the law firm of Hunton & Williams. Mr. Golden was appointed to his current position in January 2013.

Perry Stuckey, III, age 53, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011, as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience spans more than 25 years, including a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology organizations. Mr. Stuckey was appointed to his current position in January 2013.

Scott V. King, age 44, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, he has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2.	PROPERTIES

PROPERTIES

At December 31, 2012, Eastman Chemical Company ("Eastman" or the "Company") operated over 40 manufacturing sites in 16 countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

USA
Alvin, Texas(1)					x
Anniston, Alabama					x
Axton, Virginia			x
Canoga Park, California(2)			x
Cartersville, Georgia(1)	x
Chestertown, Maryland		x
Chicago, Illinois(2)			x
Columbia, South Carolina(3)			x
Franklin, Virginia(1)		x
Jefferson, Pennsylvania	x	x
Indianapolis, Indiana	x
Kingsport, Tennessee	x	x	x	x	x
Lemoyne, Alabama(1)	x
Longview, Texas	x	x	x		x
Martinsville, Virginia			x
Monongahela, Pennsylvania	x
Sauget, Illinois	x
Springfield, Massachusetts			x
Sun Prairie, Wisconsin			x
Texas City, Texas		x			x
Trenton, Michigan			x
Europe
Antwerp, Belgium(1)	x		x
Ghent, Belgium			x
Workington, England				x
Kohtla-Järve, Estonia		x			x
Sete, France	x
Dresden, Germany			x
Nienburg, Germany	x
Middelburg, the Netherlands		x
Newport, Wales			x		x

(1)	Indicates a location where Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

(2)	Indicates a location that Eastman leases from a third party and Eastman operates the site.

(3)
Although nearly all of the manufacturing facility was included in the first quarter 2011 divestiture of the Company's polyethylene terephthalate ("PET") business and related assets, a portion has been retained subsequent to the sale.

Segment using manufacturing facility
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Suzhou, China(1)(2)(3)			x		x
Tongxiang, China	x
Wuhan, China(4)		x
Zibo City, China(5)	x	x
Kashima, Japan	x
Ulsan, Korea				x
Kuantan, Malaysia(1)(2)	x		x
Jurong Island, Singapore(1)	x	x			x
Taipei, Taiwan(1)			x
Latin America
Itupeva, Brazil(6)	x
Sao Jose Dos Campos, Brazil(6)(7)	x		x		x
Sao Paulo, Brazil		x
Santo Toribio, Mexico			x
Uruapan, Mexico		x

(1)	Indicates a location that Eastman leases from a third party and Eastman operates the site.

(2)	Indicates a location where Eastman has more than one manufacturing facility.

(3)	Eastman holds a 60 percent share in the joint venture Solutia Therminol Co., Ltd., Suzhou in the Specialty Fluids & Intermediates Segment.

(4)	Eastman holds a 51 percent share in the joint venture Genovique Specialties Wuhan Youji Chemical Co., Ltd.

(5)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

(6)	Indicates a location where Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

(7)
In fourth quarter 2012, the Company terminated an operating agreement at the acquired Solutia facility in Sao Jose dos Campos, Brazil. For more information, see Note 19, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Eastman has a 50 percent interest in Primester, a joint venture that manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products.  The Company also has a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  Eastotac™ hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.  In November 2010, the Company entered into a joint venture with 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport. In 2012, the Company entered into a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014.

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 160 stand-alone distribution facilities in the United States and 23 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Miami, Florida; Capelle aan den IJssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Palo Alto, California; Canoga Park, California; Indian Orchard, Massachusetts; Akron, Ohio; Martinsville, Virginia; Kirkby, England; Middelburg, the Netherlands; Shanghai, China; and Singapore.  In addition to Eastman's regional customer service centers located in Kingsport, Tennessee; St. Louis, Missouri; Miami, Florida (Latin America); Capelle aan den IJssel, the Netherlands; Zaventum, Belgium; Koeln, Germany; Shanghai, China; and Singapore, the Company also has customer service offices located in 10 other countries around the world.

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

Certain Solutia Historical Legal and Administrative Proceedings

Legacy Tort Claims Litigation.  Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation ("Pharmacia") (f/k/a Monsanto), which occurred on September 1, 1997.  Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims.  To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder.  In connection with the completion of the acquisition, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

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

The district court granted the defendants' motions to dismiss finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ appealed the case to the Eleventh Circuit Court of Appeals, which heard oral argument on the case July 26, 2012, and a decision is expected in 2013.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2012 and 2011.

		High	Low	Cash Dividends Declared
2012	First Quarter	$55.14	$39.16	$0.260
	Second Quarter	55.53	41.54	0.260
	Third Quarter	59.56	46.18	0.260
	Fourth Quarter	68.22	52.93	0.300
2011	First Quarter	$50.07	$42.39	$0.235
	Second Quarter	55.36	46.82	0.235
	Third Quarter	53.31	32.45	0.260
	Fourth Quarter	42.62	33.21	0.260

As of December 31, 2012, there were 153,955,346 shares of the Company's common stock issued and outstanding, which shares were held by 20,760 stockholders of record.  These shares include 60,485 shares held by the Company's charitable foundation.  The Company's Board of Directors has declared a cash dividend of $0.30 per share during the first quarter of 2013, payable on April 1, 2013 to stockholders of record on March 15, 2013.  Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

In July 2012, as part of the Company's acquisition of Solutia Inc., the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expired on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K ("Annual Report").

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008
Sales	$8,102	$7,178	$5,842	$4,396	$5,936
Operating earnings	800	937	844	276	221
Earnings from continuing operations	443	607	418	116	141
Earnings (loss) from discontinued operations	—	9	9	(22)	(37)
Gain from disposal of discontinued operations	1	31	—	—	18
Net earnings	444	647	427	94	122
Less: Net earnings attributable to noncontrolling interest	7	1	2	5	1
Net earnings attributable to Eastman	$437	$646	$425	$89	$121
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$436	$606	$416	$111	$140
Earnings (loss) from discontinued operations, net of tax	1	40	9	(22)	(19)
Net earnings attributable to Eastman stockholders	$437	$646	$425	$89	$121
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$2.99	$4.34	$2.88	$0.77	$0.93
Earnings (loss) from discontinued operations	0.01	0.29	0.07	(0.16)	(0.13)
Net earnings	$3.00	$4.63	$2.95	$0.61	$0.80
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$2.92	$4.24	$2.81	$0.76	$0.92
Earnings (loss) from discontinued operations	0.01	0.28	0.07	(0.15)	(0.12)
Net earnings	$2.93	$4.52	$2.88	$0.61	$0.80
Statement of Financial Position Data
Current assets	$2,594	$2,302	$2,047	$1,735	$1,423
Net properties	4,181	3,107	3,219	3,110	3,198
Goodwill	2,644	406	375	315	325
Other intangibles	1,849	101	92	43	79
Total assets	11,619	6,184	5,986	5,515	5,281
Current liabilities	1,364	1,114	1,070	800	832
Long-term borrowings	4,779	1,445	1,598	1,604	1,442
Total liabilities	8,591	4,283	4,327	3,975	3,724
Total Eastman stockholders' equity	2,943	1,870	1,627	1,513	1,553
Dividends declared per share	1.080	0.990	0.895	0.880	0.880

In first quarter 2012, Eastman Chemical Company ("Eastman" or the "Company") elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under accounting principles generally accepted ("GAAP") in the United States.  The current method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Under the current method of accounting, these gains and losses are measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year.  Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.  The current method has been retrospectively applied to financial results of all periods presented.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report").

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  The fair value of total consideration transferred was approximately $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of approximately $1.5 billion.  For additional information see Note 2, "Acquisitions and Investments in Joint Ventures", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

In third quarter 2011, the Company completed three acquisitions.  Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers segment, including Eastman 168™ non-phthalate plasticizers, and acetic acid in the Specialty Fluids & Intermediates segment, and Eastman also acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil, which is reported in the Adhesives & Plasticizers segment.  The Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents, which is reported in the Additives & Functional Products segment.  The acquisitions were accounted for as business combinations. For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" and Note 19, "Asset Impairments and Restructuring Charges (Gains), Net" of this Annual Report.

In first quarter 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with GAAP.  For additional information, see Note 3, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In second quarter 2010, Eastman completed the purchase of Genovique Specialties Corporation ("Genovique"), which was accounted for as a business combination.  The acquired business is a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia and Chestertown, Maryland and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" and Note 19, "Asset Impairments and Restructuring Charges (Gains), Net" of this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2012 Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  The fair value of total consideration transferred was approximately $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of approximately $1.5 billion.  For additional information, see Note 2, "Acquisitions and Investments in Joint Ventures", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

Beginning in third quarter 2012, the Company changed its reportable segments due to changes in the Company's organization resulting from the acquisition of Solutia. Eastman currently has five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first quarter 2012, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP.  The current method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Under the current method of accounting, these gains and losses are measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year.  Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.  The current method has been retrospectively applied to financial results of all periods presented.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low. However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant slow-down in the economy, the Company could increase its allowances. This could result in a material charge to earnings. The Company's allowance for doubtful accounts was $8 million at December 31, 2012 and 2011.

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

The Company conducts its annual testing of goodwill and indefinite-lived intangible assets in third quarter of each year, unless events warrant more frequent testing. The 2012 testing of goodwill was performed at the reporting unit level which management determined to be its operating segments.

The Company applies a fair value methodology in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company's 2012 goodwill impairment testing included a long-term projection of revenues, expenses, and cash flows, the estimated weighted average cost of capital, and the estimated corporate tax rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made.  However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations.  If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Indefinite-lived intangible assets, consisting of various trademarks, are tested for potential impairment by comparing the estimated fair value to the carrying amount.  The estimated fair value of the trademarks is determined based on an assumed royalty rate savings, discounted by the Company's estimated cost of capital.  The carrying value of indefinite-lived intangible assets is considered to be impaired when the estimated fair value is less than the carrying value of the trademarks.

As a result of the tests performed during third quarter 2012, no impairment was determined to exist for goodwill or any of the Company's indefinite-lived intangible assets.  In the goodwill impairment analysis performed, fair values substantially exceeded the carrying values for each reporting unit. As a result of the 2012 acquisition of Solutia, the Company recorded $2,230 million of goodwill and $542 million of indefinite-lived intangible assets. As required by purchase accounting guidance, the Company performed a determination of the fair value of assets and liabilities acquired with the purchase of Solutia in third quarter 2012. Therefore, the goodwill and intangible assets from the acquisition were excluded from the current year's annual testing of goodwill and indefinite-lived intangible assets.

As the Company's assumptions related to long-lived assets are subject to change, write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings. The Company recognized a definite-lived intangible asset impairment charge of $8 million resulting from an environmental regulatory change during fourth quarter 2010 impacting the fair value of air emission credits remaining from the previously discontinued Beaumont, Texas, industrial gasification project.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $365 million to the maximum of $623 million at December 31, 2012. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at December 31, 2012.

In accordance with GAAP, the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets, as defined by GAAP, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future expenses are charged against earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset is up to 50 years.  If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged against earnings could increase or decrease.

In accordance with GAAP, the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company's reserve, including the above remediation, was $394 million at December 31, 2012 and $39 million at December 31, 2011, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs. Amounts at December 31, 2012 included environmental contingencies assumed in the acquisition of Solutia on July 2, 2012. See Note 2, "Acquisitions and Investments in Joint Ventures" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman subsidizes life insurance, health care, and dental benefits for eligible retirees and health care and dental benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension and OPEB plans.  Prior to the acquisition, the U.S. pension plans had been closed to new participants and were no longer accruing additional benefits.  In 2011, as part of its acquisition of Sterling Chemicals, Inc. ("Sterling"), the Company assumed Sterling's U.S. pension plans. For valuing the obligations and assets of the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 3.72 percent and 4.16 percent, respectively, and a weighted average expected return on plan assets of 7.98 percent and 5.90 percent, respectively, at December 31, 2012. The Company assumed a weighted average discount rate of 3.91 percent for its OPEB plans and an expected return on plan assets of 3.75 percent for its voluntary employees' beneficiary association retiree trust at December 31, 2012. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The December 31, 2012 projected benefit obligation and 2013 expense are affected by year-end 2012 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for all pension plans and other postretirement welfare plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2013 Pre-tax Benefits Expense (Excludes mark-to-market impact) Pension Plans	Impact on December 31, 2012 Projected Benefit Obligation for Pension Plans		Impact on 2013 Pre-tax Benefits Expense (Excludes mark-to-market impact) Other Postretirement Welfare Plans	Impact on December 31, 2012 Benefit Obligation for Other Postretirement Welfare Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	-$3 Million	+$68 Million	+$32 Million	-$1 Million	+$33 Million

25 basis point increase in discount rate	+$3 Million	-$65 Million	-$31 Million	+$1 Million	-$31 Million

25 basis point decrease in expected return on assets	+$5 Million	No Impact	No Impact	+$1 Million	No Impact

25 basis point increase in expected return on assets	-$5 Million	No Impact	No Impact	-$1 Million	No Impact

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The expected return on assets and assumed discount rate used to calculate the Company's pension and other post-employment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the trusts invest their funds, primarily in the following markets: U.S. and non-U.S. fixed income, U.S. and non-U.S. public equity, private equity, and real estate markets. Historically, over a ten year period, the Company's average achieved actual return has been near the expected return on assets. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and post-employment benefit obligations. As future health care benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

The Company uses fair value accounting for plan assets. If actual experience differs from long-term assumptions for asset returns and discount rates, the difference is recognized as part of the MTM adjustment during the fourth quarter of each year, and any other quarter in which an interim remeasurement is triggered. The MTM charges applied to earnings from continuing operations in 2012, 2011, and 2010 due to the actual experience versus assumptions of returns on plan assets and discount rates for the defined benefit pension and other postretirement benefit plans were $276 million, $144 million, and $53 million, respectively. At December 31, 2012, the Company's weighted-average assumed discount rate was 3.84 percent, down significantly from the prior year, resulting in an actuarial loss of approximately $380 million. Partially offsetting the impact of the lower discount rate was an increase in pension asset values of approximately $105 million due to asset values appreciating in excess of the assumed weighted-average rate of return of 7.27 percent.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate during 2013 will impact the cash contributions to be made to the pension plans during 2013. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other post-employment obligations, see Note 13, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2012, a valuation allowance of $215 million has been provided against the deferred tax assets.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is recorded as a component of the income tax provision.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Purchase Accounting

In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The Company estimates fair value using the exit price approach which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from the viewpoint of unrelated market participants as a whole, in the principal or most advantageous market, and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired or liabilities assumed is recorded in the line item goodwill on the Company's consolidated balance sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, after giving effect to transactions, costs, and gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs and gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations. Because non-core or non-recurring costs and gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures. In addition to using such measures to evaluate results in a specific period management believes that such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Annual Report are as follows:

•
costs resulting from the sale of acquired Solutia inventories at fair value, net of the last-in, first-out ("LIFO") impact of these inventories (as required by purchase accounting, these inventories were marked to fair value, and were sold in 2012);

•
Solutia acquisition, financing, transaction, and integration costs, including the costs and fees for borrowings used to complete the Solutia acquisition and pre-acquisition interest expense for acquisition-related borrowings, which, similar to the costs resulting from the sale of Solutia inventories, resulted from non-core transactions not expected to impact Eastman's results consistently;

•
MTM pension and OPEB losses, net, which arise from changes in actuarial assumptions and the difference between actual and expected returns on plan assets and discount rates, and not from Eastman's core operations;

•	asset impairments and restructuring charges and gains, net, which, other than certain severance costs, are not cash transactions impacting profitability; and

•	early debt extinguishment costs,

in each case for the periods and in the amounts in the table below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non - GAAP Financial Measures -- Excluded Items

(Dollars in millions)	2012	2011	2010
Items impacting operating earnings:
Additional costs of acquired Solutia inventories	$79	$—	$—
Transaction costs related to the acquisition of Solutia	28	—	—
Integration costs related to the acquisition of Solutia	16	—	—
Mark-to-market pension and other postretirement benefit losses, net	276	144	53
Asset impairments and restructuring charges (gains), net	120	(8)	29
Items impacting earnings before income taxes:
Financing costs related to the acquisition of Solutia	32	—	—
Early debt extinguishment costs	—	—	115

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") and Research and development ("R&D") expenses,

•	Net interest expense,

•	Other charges (income), net,

•	Operating earnings,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

For more detail on asset impairments and restructuring charges and gains, see "Summary of Consolidated Results - Asset Impairments and Restructuring Charges (Gains), Net".

In addition to the above, in order to provide the most meaningful comparison of results, some of the following corporate and segment discussion and analysis includes both actual results for all periods presented and results on a "pro forma combined" basis. The unaudited pro forma combined information is based on the historical consolidated financial statements of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated on January 1, 2010, the beginning of the earliest period presented. For 2012, pro forma combined results reflect actual results for third and fourth quarter 2012 plus pro forma combined results for first six months 2012. The accompanying pro forma combined financial information does not give pro forma effect to any other transactions or events.

The unaudited pro forma combined information is not necessarily indicative of the results of operations that would have actually occurred, or the financial position, had the acquisition been completed as of the dates indicated, nor is it indicative of the future operating results, or financial position, of Eastman. The unaudited pro forma combined information does not reflect future events that may occur after the acquisition of Solutia, including the potential realization of any future operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Solutia and yet to be incurred, and does not consider potential impacts of current market conditions on revenues or expense efficiencies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The unaudited pro forma combined information reflects only the combination of Eastman and Solutia. The unaudited pro forma combined financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Solutia depreciable fixed assets and limited-life amortizable assets acquired in the transaction.  Additionally, in the preparation of unaudited pro forma combined sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and OPEB plans actuarial losses and gains adopted by Eastman during first quarter 2012.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment. Interest costs, expected return on assets, and the MTM adjustment for actuarial losses and gains are now included in corporate expense and not allocated to segments. For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report. The information also includes adjustments to Solutia exclusions from operating earnings in order to be consistent with Eastman's non-GAAP presentation. In addition, corporate expenses and gains and losses from asset dispositions and restructuring charges that were previously reported as "other" have now been allocated to Eastman's reportable segments using a percentage of total revenue methodology based on Solutia's full year 2011 results. This allocation of corporate overhead from "other" to the reportable segment is in accordance with Eastman's presentation of such costs.

These non-GAAP and pro forma combined financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, as well as because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, on-going components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

Similarly, from time to time, Eastman discloses to investors and securities analysts a non-GAAP measure of free cash flow, which management defines as cash provided by operating activities, as adjusted, described above, less the amounts of capital expenditures and dividends, as management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow.  Eastman management believes this is the appropriate metric to use to evaluate the Company's overall ability to generate cash to fund future operations, inorganic growth opportunities, and to meet the Company's debt repayment obligations.  Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies.

2012 OVERVIEW

The Company generated sales revenue of $8.1 billion and $7.2 billion for 2012 and 2011, respectively.  Sales revenue in 2012 increased compared with 2011, primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $800 million in 2012 compared to $937 million in 2011. Excluding items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings were $1,319 million in 2012 and $1,073 million in 2011. Operating earnings increased in all segments, primarily due to earnings from acquired Solutia product lines in 2012. Operating earnings also increased in 2012 due to lower raw material and energy costs more than offsetting lower selling prices in the Additives & Functional Products segment, higher sales volume in the Adhesives & Plasticizers segment, higher selling prices more than offsetting higher raw material and energy costs in the Fibers segment, and the benefit of producing versus purchasing olefins in the Specialty Fluids & Intermediates segment. These increases were partially offset by higher operating costs, particularly for increased maintenance for cracking unit assets in the Specialty Fluids & Intermediates segment, capacity expansions in the Adhesives & Plasticizers and Advanced Materials segments, and higher unit costs resulting from lower capacity utilization rates in the Advanced Materials segment.

Earnings from continuing operations were $436 million in 2012 compared to $606 million in 2011.  Earnings from continuing operations were $2.92 per diluted share in 2012 compared to $4.24 per diluted share in 2011.  Excluding items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in 2012 and 2011 were $802 million and $689 million, respectively.  Excluding these items, earnings from continuing operations for 2012 and 2011 were $5.38 per diluted share and $4.81 per diluted share, respectively.

On a pro forma combined basis, sales revenue was relatively unchanged at $9.1 billion and $9.3 billion in 2012 and 2011, respectively.

On a pro forma combined basis, operating earnings were $940 million in 2012 compared to $1,254 million in 2011. In addition to items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $5 million for restructuring charges related to Solutia's acquisition of Southwall Technologies Inc. ("Southwall") and in 2011 also included a gain of $17 million from certain other rubber chemicals divestitures by Solutia in the Additives & Functional Products segment and $29 million in other operating income from the sale by Solutia of its remaining ownership interest in Ascend Performance Materials Holdings Inc. These transactions each occurred prior to Eastman's acquisition of Solutia, and were previously reported by Solutia. Excluding all items, operating earnings were $1,489 million in 2012 compared to $1,428 million in 2011. An increase in operating earnings primarily in the Specialty Fluids & Intermediates, Additives & Functional Products, and Fibers segments more than offset a decline in operating earnings in the Advanced Materials segment, growth initiatives, and Photovoltaics, primarily due to lower sales volume.

Eastman generated $1.1 billion in cash from operating activities in 2012, net of $124 million in contributions to its U.S. defined benefit pension plans, compared to $625 million cash generated from operating activities during 2011, net of $102 million in cash contributed to its U.S. defined benefit pension plans. The increase was primarily due to a decrease in working capital requirements, particularly in inventories, and increased cash earnings from the Company's business segments primarily due to the July 2, 2012 acquisition of Solutia.

As part of the financing of the acquisition of Solutia, on June 5, 2012, Eastman received $2.3 billion net proceeds from the public offering of notes due 2017, 2022, and 2042 and on July 2, 2012, borrowed $1.2 billion under a five-year term loan agreement (the "Term Loan"). In addition, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70.

In 2012, the Company progressed on both organic and inorganic growth initiatives, including:

•	continuing the integration of Solutia, which was acquired on July 2, 2012 and which:

◦	broadens Eastman's global presence;

◦	establishes a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expands Eastman's portfolio of sustainable products;

•
in the Additives & Functional Products segment, making significant progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry, with plans during third quarter 2013 to evaluate the timing of incorporating this technology in a modest capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	in the Adhesives & Plasticizers segment, pursuing growth in the consumables, building and construction, health and wellness, and durable goods markets by:

◦
expanding capacity to serve the growing global demand for non-phthalate plasticizers, including retrofitting the acquired Sterling Chemicals, Inc. plasticizer manufacturing unit in two phases, with the first phase operational in second quarter 2012 and with the timing of the second phase to be determined based on demand; and

◦
entering into a joint venture in third quarter 2012 with Sinopec Yangzi Petrochemical Company Limited to build a world scale hydrogenated hydrocarbon resin plant in Nanjing, China, expected to be operational by the end of 2014, which will be equally owned by the two companies; it will produce 50,000 metric tons of the Adhesives & Plasticizers segment's Regalite™ hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting demand growth for its products in hygiene and packaging applications;

•	in the Advanced Materials segment:

◦
adding 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which was operational in first quarter 2012 and supports growth in the durable goods market;

◦	completing a capacity expansion for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters in first quarter 2012;

◦	completing a capacity expansion for cellulose triacetate to serve growth in displays, which was operational in second quarter 2012;

◦
adding a second line at the manufacturing facility in Suzhou, China for polyvinyl butyral ("PVB") sheet, which was operational in third quarter 2012 and will support growth in emerging economies of the Asia Pacific region;

◦
increasing capacity for acoustic PVB sheet at the manufacturing facility in Ghent, Belgium, which was operational in fourth quarter 2012 and will support premium growth for acoustics in the transportation market; and

◦
progressing on enhancements and innovations to improve the Company's cost position in PVB resin technology supporting expected growth in the transportation and building and construction markets, with construction of a manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity expected to begin in Kuantan, Malaysia during the second half of 2013 and to be operational during 2015;

•
in the Fibers segment, nearing completion of construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, a joint venture with China National Tobacco Corporation, which is expected to be operational in mid-2013;

•	in the Specialty Fluids & Intermediates segment:

◦
entering into an agreement in second quarter 2012 with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant, further improving the Company's competitive cost position compared to purchasing olefins in the North American market;

◦	increasing capacity of 2-ethyl hexanol ("2-EH") by 37,000 metric tons in second quarter 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets;

◦
completing a debottlenecking project in its largest olefins cracking unit in Longview, Texas, in the first half of 2013, which will primarily produce more ethylene and is expected to improve Eastman's olefin cost position; and

◦
expanding Therminol® heat transfer fluid capacity through a plant expansion in Newport, Wales, which is expected to be operational in 2014 and will support demand growth in the industrial chemicals and processing market; and

•	the announcement of the new EastmanTM microfiber technology, with applications in a variety of end markets, and subsequent completion of a small commercial-scale facility in third quarter 2012.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Sales

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	%	2011	2010	%
Sales	$8,102	$7,178	13%	$7,178	$5,842	23%
Volume effect			14%			9%
Price effect			(1)%			14%
Exchange rate effect			—			—

Pro Forma Combined Sales	$9,120	$9,275	(2)%	$9,275	$7,792	19%
Volume effect			—%			7%
Price effect			(1)%			11%
Exchange rate effect			(1)%			1%

2012 Compared to 2011

Sales revenue increased $924 million in 2012 compared to 2011. Sales revenue increased primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Adhesives & Plasticizers segment, particularly in the plasticizers product lines, and in the Additives & Functional Products segment for the solvents product lines. Sales volume for the specialty materials product lines decreased in the Advanced Materials segment. Higher selling prices in the Fibers and Advanced Materials segments were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

On a pro forma combined basis, sales revenue decreased slightly in 2012 compared to 2011.

2011 Compared to 2010

Sales revenue for 2011 compared to 2010 increased $1.3 billion.  The increase was primarily due to higher selling prices in all segments (particularly in the Specialty Fluids & Intermediates segment) and higher sales volume primarily in the Specialty Fluids segment.  The higher selling prices were in response to higher raw material and energy costs, primarily for propane, paraxylene, and wood pulp.  The higher sales volume was primarily due to the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, growth in Adhesives & Plasticizers segment plasticizer product lines, and strengthened end-use demand primarily for Additives & Functional Products segment products.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman Tritan™ copolyester resin manufacturing line, and the impact from the acquisition of the Genovique Specialties Corporation ("Genovique") plasticizer product lines.

On a pro forma combined basis, sales revenue increased $1.5 billion in 2011 compared to 2010. The increase was primarily due to higher selling prices in all segments (particularly in the Specialty Fluids segment) and higher sales volume primarily in Specialty Fluids segment. The higher selling prices were in response to higher raw material and energy costs, primarily for propane, paraxylene, and wood pulp.  The higher sales volume was primarily due to the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, growth in Adhesives & Plasticizers segment plasticizer product lines, and strengthened end-use demand primarily for Additives & Functional Products segment products.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman Tritan™ copolyester resin manufacturing line, and the acquisition of the Genovique plasticizer product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Gross Profit	$1,762	$1,569	12%	$1,569	$1,459	8%
Additional costs of acquired Solutia inventories	79	—		—	—
Mark-to-market pension and other postretirement benefit losses (gains), net	208	119		119	43
Gross Profit excluding items	$2,049	$1,688	21%	$1,688	$1,502	12%

2012 Compared to 2011

Gross profit increased $193 million in 2012 compared with 2011 with increases in all segments. Gross profit in 2012 included $208 million MTM loss due to pension and other postretirement benefit adjustments and $79 million of additional costs of acquired Solutia inventories. Gross profit in 2011 included a $119 million MTM loss due to pension and other postretirement benefit adjustments. The $119 million MTM loss included a $12 million MTM gain due to an interim remeasurement of the OPEB plan obligation under the current method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the polyethylene terephthalate ("PET") business. Excluding these items, higher gross profit was primarily due to $234 million from acquired Solutia product lines in 2012 and lower raw material and energy costs partially offset by lower selling prices by $226 million. These increases were partially offset by $103 million of higher operating costs, particularly for increased maintenance for cracking unit assets in the Specialty Fluids & Intermediates segment, capacity expansions in the Adhesives & Plasticizers and Advanced Materials segments, and higher unit costs resulting from lower capacity utilization rates in the Advanced Materials segment.

2011 Compared to 2010

Gross profit for 2011 increased compared with 2010 in all segments.  Gross profit increased primarily due to higher selling prices more than offsetting higher raw material and energy costs by approximately $120 million, and higher sales volume and increased capacity utilization, which led to lower unit costs, particularly in the first half of the year.  Gross profit in 2011 was negatively impacted by $17 million of costs from an unplanned outage of an olefins cracking unit at the Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General & Administrative and Research & Development Expenses

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Selling, General & Administrative Expenses	$644	$481	34%	$481	$434	11%
Research & Development Expenses	198	159	25%	159	152	5%
	842	640	32%	640	586	9%
Transaction costs related to the acquisition of Solutia	(28)	—		—	—
Integration costs related to the acquisition of Solutia	(16)	—		—	—
Mark-to-market pension and other postretirement benefit (losses) gains, net	(68)	(25)		(25)	(10)
Selling, General, & Administrative Expenses and Research & Development Expenses excluding items	$730	$615	19%	$615	$576	7%

2012 Compared to 2011

SG&A expenses in 2012 were higher compared to 2011 primarily due to SG&A costs of the acquired Solutia businesses of $80 million in the second half of 2012 and higher costs of growth and business development initiatives, including transaction and integration costs related to the acquisition of Solutia.

R&D expenses were higher for 2012 compared to 2011 primarily due to R&D costs of the acquired Solutia businesses of $20 million in the second half of 2012 and higher R&D expenses for growth initiatives.

2011 Compared to 2010

SG&A expenses increased in 2011 compared to 2010 primarily due to increased compensation expense and higher costs of growth and business development initiatives.

R&D expenses increased in 2011 compared to 2010 primarily due to higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges (Gains), Net

During 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

In fourth quarter 2012, the Company terminated an operating agreement at the acquired Solutia facility in Sao Jose dos Campos, Brazil.  This resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract terminations costs for severance and other required costs under the operating agreement and impairment of the long-lived assets at the site.

In fourth quarter 2012, management approved the closure of a production facility in China. Based on business analyses completed in fourth quarter, management concluded that production of the related product lines would be more efficiently performed at the Kingsport, Tennessee facility. This resulted in asset impairment and restructuring charges of $6 million.

During 2012, acquisition related restructuring charges of $32 million were recognized primarily for severance costs associated with the acquisition and integration of Solutia.

During 2012, the Company ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In fourth quarter 2012, the Company recognized asset impairments of $17 million due to a change in approach to address recently finalized boiler air emissions regulations. The Company had incurred engineering costs associated with required modifications for its existing steam and electric generation capacity. However, based on the current availability of natural gas and the lower cost of operation, management determined that conversion to natural gas fueled boilers was more cost efficient. The Company entered into long-term natural gas supply agreements with a third party in fourth quarter 2012, triggering the impairment of the project.

During fourth quarter 2012, management decided to discontinue certain products in its Perennial WoodTM business and shift from an aggressive growth strategy.  With the change in strategy, management expects significantly lower production volumes as focus is given to market and product development efforts.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on certain discontinued product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, no impairment was deemed necessary.

During 2012, the Company also recognized asset impairments related to land retained from the previously discontinued industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million.

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

For more information regarding asset impairments and restructuring charges and gains, primarily related to recent strategic decisions and actions, see Note 19, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Operating earnings	$800	$937	(15)%	$937	$844	11%
Additional costs of acquired Solutia inventories	79	—		—	—
Transaction costs related to the acquisition of Solutia	28	—		—	—
Integration costs related to the acquisition of Solutia	16	—		—	—
Mark-to-market pension and other postretirement benefit losses (gains), net	276	144		144	53
Asset impairments and restructuring charges (gains), net	120	(8)		(8)	29
Operating earnings excluding items	$1,319	$1,073	23%	$1,073	$926	16%

Pro Forma Combined Operating Earnings

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Operating earnings	$940	$1,254	(25)%	$1,254	$1,199	5%
Additional costs of acquired Solutia inventories	79	—		—	—
Transaction and integration costs related to the acquisition of Solutia	69	—		—	—
Mark-to-market pension and other postretirement benefit losses (gains), net	276	209		209	4
Asset impairments and restructuring charges (gains), net (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)	125	11		11	45
Other operating expense (income)(11)(12)(13)(14)	—	(46)		(46)	—
Operating earnings excluding items	$1,489	$1,428	4%	$1,428	$1,248	14%

(1)	Restructuring charges of $32 million primarily for severance associated with the acquisition and integration of Solutia in 2012.

(2)
Business exit costs and asset impairments of $88 million primarily production businesses exited in Sao Jose dos Campos, Brazil and China, and ceased research and development activities for renewable chemicals, and asset impairments due to a change in approach to address recently finalized boiler air emissions regulations and for land retained from Beaumont, Texas gasification project in 2012.

(3)	Acquisition related expenses of $5 million for the Solutia Southwall acquisition in 2012.

(4)	Gain of $15 million from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project in 2011.

(5)	Restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling in 2011.

(6)	Severance, pension settlement, and other charges $14 million related to the relocation of Solutia's European regional headquarters in 2011.

(7)	Solutia's severance of $3 million and share-based compensation costs for executive officer separation of $2 million in 2011.

(8)	Restructuring costs of $10 million related to the closure of Solutia's Ruabon and Cologne facilities in 2010.

(9)	Charges for corporate severance programs of $27 million in 2010.

(10)
Intangible asset impairment charges of $8 million resulting from an environmental regulatory change impacting the fair value of air emission credits remaining from the previously discontinued Beaumont, Texas, gasification project in 2010.

(11)	Gain of $29 million for the sale of Solutia's remaining ownership interest in Ascend Performance Materials Holdings Inc. 2011.

(12)	Gain of $17 million for Solutia's certain other rubber chemicals divestitures in 2011.

(13)	Gain of $5 million on the sale of select Solutia assets of Perkalink in 2010.

(14)	Loss of $5 million on the sale of European Plastic Products business in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Gross interest costs	$152	$92		$92	$108
Less: Capitalized interest	4	9		9	3
Interest expense	148	83	78%	83	105	(21)%
Interest income	5	7		7	6
Net interest expense	143	76		76	99
Solutia financing costs	(9)	—		—	—
Net interest expense excluding Solutia financing costs	$134	$76	76%	$76	$99	(23)%

2012 Compared to 2011

Net interest expense increased $67 million in 2012 compared to 2011 primarily due to increased borrowing to finance the acquisition of Solutia, including $9 million of financing costs due to pre-acquisition interest expense for acquisition borrowing.

For 2013, the Company expects net interest expense to increase compared to 2012 primarily due to a full year of interest charges on borrowings incurred to finance the acquisition of Solutia.

2011 Compared to 2010

Net interest expense decreased $23 million in 2011 compared to 2010 primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 described below, and higher capitalized interest resulting from higher capital spending.

Early Debt Extinguishment Costs

During fourth quarter 2010, the Company completed a public debt restructuring comprised of the sale of $500 million aggregate principal amount of new debt securities with maturities of five and ten years from issuance and the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The debt restructuring allowed the Company to favorably adjust its debt maturities and reduce future interest costs on its long-term debt.  The early repayment of debt resulted in a charge of $115 million, net.  For additional information regarding the early extinguishment costs, see Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Charges (Income), Net

(Dollars in millions)	2012	2011	2010
Foreign exchange transaction (gains) losses, net	$(4)	$(2)	$8
Solutia financing costs	23	—	—
Investment (gains) losses, net	(9)	(16)	(1)
Other, net	(2)	(2)	3
Other charges (income), net	8	(20)	10
Solutia financing costs	(23)	—	—
Other charges (income), net excluding Solutia financing costs	$(15)	$(20)	$10

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, acquisition financing costs, and other miscellaneous items.  Financing costs recorded in "Other Charges (Income), Net" in 2012 were primarily fees for Solutia acquisition borrowings. Investment gains in 2012 and 2011 included increased earnings from the Nanjing, China joint venture. Investment gains in 2011 also included sales of business venture investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes from Continuing Operations

	2012 Compared to 2011			2011 Compared to 2010
(Dollars in millions)	2012	2011	Change	2011	2010	Change
Provision for income taxes from continuing operations	$206	$274	(25)%	$274	$202	36%
Effective tax rate	32%	31%		31%	33%

The 2012 effective tax rate reflects a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

The 2011 effective tax rate reflected an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

The 2010 effective tax rate reflected a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

Other factors impacting the effective tax rate for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which Eastman has operations, ability to use net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. The Company expects its effective tax rate in 2013 will be approximately 31 percent. This includes the impact of the American Taxpayer Relief Act of 2012, whereby the Company will record a $10 million tax benefit in the first quarter of 2013 related to the extension of certain business tax credits.

Earnings from Continuing Operations and Diluted Earnings per Share

	2012		2011		2010
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$436	$2.92	$606	$4.24	$416	$2.81
Additional costs of acquired Solutia inventories, net of tax	56	0.37	—	—	—	—
Solutia transaction and integration costs, net of tax	52	0.35	—	—	—	—
Asset impairments and restructuring charges (gains), net of tax	80	0.54	(5)	(0.03)	18	0.12
Early debt extinguishment costs, net of tax	—	—	—	—	71	0.48
Mark-to-market pension and other postretirement benefit losses (gains), net of tax	178	1.20	88	0.60	31	0.22
Earnings from continuing operations excluding items	$802	$5.38	$689	$4.81	$536	$3.63

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

	2012		2011		2010
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$436	$2.92	$606	$4.24	$416	$2.81
Earnings from discontinued operations, net of tax	—	—	9	0.07	9	0.07
Gain from disposal of discontinued operations, net of tax	1	0.01	31	0.21	—	—
Net earnings	$437	$2.93	$646	$4.52	$425	$2.88

Earnings of $9 million, net of tax in both 2011 and 2010 were from discontinued operations of the PET business of the Performance Polymers segment.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to other segments in the Company's financial statements.  For additional information, see Note 3, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

Beginning in third quarter 2012, the Company changed its reportable segments due to changes in the Company's organization resulting from the July 2, 2012 acquisition of Solutia. Eastman currently has five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.  For additional information concerning the products, see Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

As discussed in Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman changed its method of accounting for actuarial gains and losses for its pension and OPEB plans so that these gains and losses are measured annually and recognized in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs were allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for actuarial losses and gains are now included in corporate expense and not allocated to segments.  The financial information in the following tables for each business segment reflects the retrospective application of this expense allocation change for each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	2012 Compared to 2011				2011 Compared to 2010
			Change				Change
(Dollars in millions)	2012	2011	$	%	2011	2010	$	%

Sales	$1,332	$1,067	$265	25%	$1,067	$931	$136	15%
Volume effect			312	29%			63	7%
Price effect			(43)	(4)%			73	8%
Exchange rate effect			(4)	—%			—	—%

Operating earnings	285	215	70	33%	215	204	11	5%
Additional costs of acquired Solutia inventories	21	—	21		—	—	—
Asset impairments and restructuring charges (gains), net	17	—	17		—	4	(4)
Operating earnings excluding asset impairments and restructuring charges (gains), net	323	215	108	50%	215	208	7	3%

Pro forma combined sales	$1,613	$1,677	$(64)	(4)%	$1,677	$1,560	$117	8%
Volume effect			3	—%			6	1%
Price effect			(52)	(3)%			99	6%
Exchange rate effect			(15)	(1)%			12	1%

Pro forma combined operating earnings	357	382	(25)	(7)%	382	361	21	6%
Additional costs of acquired Solutia inventories	21	—	21		—	15	(15)
Pro forma combined asset impairments and restructuring charges (gains), net	17	(17)	34		(17)	(5)	(12)
Pro forma combined operating earnings excluding asset impairments and restructuring charges (gains), net	395	365	30	8%	365	371	(6)	(2)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2012 Compared to 2011

Sales revenue in 2012 compared to 2011 increased primarily due to $265 million in sales volume from the Solutia rubber materials product lines acquired in third quarter 2012 and higher sales volume in the solvents product lines attributed to strengthened coatings demand in the U.S. These increases were partially offset by lower selling prices in response to lower raw material and energy costs, primarily in the solvents product lines and particularly for propane.

Pro forma combined sales revenue in 2012 compared to 2011 decreased primarily due to lower selling prices in response to lower raw material and energy costs in the solvents product lines and lower selling prices in rubber materials antidegradant product lines attributed to competitive conditions in a relatively weak tires market, primarily in Europe. Higher sales volume in the solvents product lines attributed to strengthened coatings demand in the U.S. was mostly offset by lower sales volume in the rubber additives product lines resulting from the challenging economic environment in Europe.

Operating earnings increased in 2012 compared to 2011 primarily due to lower raw material and energy costs more than offsetting lower selling prices by $53 million; $33 million related to operating earnings of the acquired Solutia rubber materials product lines, including $21 million of additional costs of acquired Solutia inventories in 2012; and higher sales volume primarily in coatings industry sales of $19 million. Operating earnings in 2012 included asset impairments and restructuring charges of $17 million including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs; $6 million for the closure of a production facility in China; and $2 million due to a change in approach to address recently finalized boiler air emissions regulations.

Pro forma combined operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories and the $17 million of asset impairments and restructuring charges described above. Pro forma combined operating earnings in 2011 included other operating income of $17 million for a gain from Solutia's divestiture of certain other rubber chemicals operations. Excluding these items, operating earnings increased $30 million in 2012 compared to 2011 primarily due to lower raw material and energy costs more than offsetting slightly lower selling prices by $36 million, particularly in the solvents product lines.

2011 Compared to 2010

Sales revenue in 2011 compared to 2010 increased due to higher selling prices and higher sales volume. The higher selling prices were in response to higher raw material and energy costs. The higher sales volume was attributed primarily to strengthened end-use demand in the durable goods, building & construction and transportation markets, particularly in the U.S.

Pro forma combined sales revenue in 2011 compared to 2010 increased primarily due to higher selling prices in response to higher raw material and energy costs.

Operating earnings increased in 2011 compared to 2010 primarily due to higher selling prices more than offsetting higher raw material and energy costs by $20 million and higher sales volumes of $13 million. Raw material and energy cost increases were partially mitigated by the increased benefits from cracking propane to produce low-cost propylene. Operating earnings increases were partially offset by $28 million for higher distribution, R&D and SG&A costs. Restructuring charges for 2010 reflect the segment's portion of severance charges.

Pro forma combined operating earnings included other operating income of $17 million for a gain from Solutia's divestiture of certain other rubber chemicals operations in 2011 and restructuring charges of $10 million related to the closure of the Solutia's Ruabon and Cologne facilities, severance charges of $5 million, and gain on the sale of assets of $5 million in 2010. Excluding these items, operating earnings decreased in 2011 compared to 2010 primarily due to $25 million for higher SG&A, R&D, and distribution expenses partially offset by higher sales volumes of $9 million and higher selling prices more than offsetting higher raw material and energy costs by $7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

The Company is making significant progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry, with plans during third quarter 2013 to evaluate the timing of incorporating this technology in a modest capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	2012 Compared to 2011				2011 Compared to 2010
			Change				Change
(Dollars in millions)	2012	2011	$	%	2011	2010	$	%

Sales	$1,432	$1,381	$51	4%	$1,381	$1,050	$331	32%
Volume effect			71	5%			124	12%
Price effect			(5)	—%			198	19%
Exchange rate effect			(15)	(1)%			9	1%

Operating earnings	260	250	10	4%	250	182	68	37%
Asset impairments and restructuring charges (gains), net	3	—	3		—	5	(5)
Operating earnings excluding asset impairments and restructuring charges (gains), net	263	250	13	5%	250	187	63	34%

2012 Compared to 2011

Sales revenue in 2012 compared to 2011 increased primarily due to higher sales volume in the plasticizers product lines attributed to continued substitution of primary non-phthalate plasticizers and niche non-phthalate plasticizers for phthalate plasticizers.

Operating earnings increased in 2012 compared to 2011, primarily due to higher sales volume of $31 million, partially offset by higher operating costs of $19 million primarily associated with the mid-year start up the Texas City, Texas plasticizer assets. Operating earnings in 2012 included asset impairments of $3 million due to a change in approach to address recently finalized boiler air emissions regulations.

2011 Compared to 2010

Sales revenue in 2011 compared to 2010 increased primarily due to higher selling prices and higher sales volume. The higher selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand in North America. The higher sales volume was attributed to strengthened end-use demand in the consumables and durable goods markets, particularly in the U.S., and was in part enabled by recent Eastman capacity expansions. Strengthened demand was primarily attributed to growth in plasticizer product lines, which included the acquired Genovique plasticizer product lines, particularly in North America and Europe as a result of the continued conversion of phthalate plasticizers to primary non-phthalate and niche non-phthalate plasticizers.

Operating earnings increased in 2011 compared to 2010 primarily due to $50 million of higher selling prices more than offsetting higher raw material and energy costs in both product lines and $25 million of higher sales volume in the plasticizers product lines. Restructuring charges for 2010 reflect the segment's portion of severance charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The acquisition of Sterling allowed an idled plasticizer unit to be retrofitted to produce non-phthalate plasticizers in two phases, serving growing global demand for these products, with the first phase operational in second quarter 2012 and the timing of the second phase to be determined based on demand.

In third quarter 2012, the Company announced a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014. The facility will produce 50,000 metric tons of the Adhesives & Plasticizers segment's Regalite™ hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting expected demand growth for its products in hygiene and packaging applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	2012 Compared to 2011				2011 Compared to 2010
			Change				Change
(Dollars in millions)	2012	2011	$	%	2011	2010	$	%

Sales	$1,694	$1,195	$499	42%	$1,195	$1,043	$152	15%
Volume effect			482	40%			(12)	(1)%
Price effect			22	2%			162	16%
Exchange rate effect			(5)	—%			2	—%

Operating earnings	84	125	(41)	(33)%	125	103	22	21%
Additional costs of acquired Solutia inventories	41	—	41		—	—	—
Asset impairments and restructuring charges (gains), net	29	—	29		—	5	(5)
Operating earnings excluding asset impairments and restructuring charges (gains), net	154	125	29	23%	125	108	17	16%

Pro forma combined sales	$2,254	$2,313	$(59)	(3)%	$2,313	$2,070	$243	12%
Volume effect			(51)	(2)%			24	1%
Price effect			26	1%			192	10%
Exchange rate effect			(34)	(2)%			27	1%

Pro forma combined operating earnings	135	251	(116)	(46)%	251	203	48	24%
Additional costs of acquired Solutia inventories	41	—	41		—	—	—
Pro forma combined asset impairments and restructuring charges (gains), net	34	—	34		—	6	(6)
Pro forma combined operating earnings excluding asset impairments and restructuring charges (gains), net	210	251	(41)	(16)%	251	209	42	20%

2012 Compared to 2011

Sales revenue in 2012 compared to 2011 increased primarily due to $532 million in sales volume from Solutia interlayers and performance films product lines acquired in third quarter 2012, partially offset by lower sales volume in the specialty materials product lines, particularly for copolyester products in the United States attributed to economic uncertainty and weakened demand.

Pro forma combined sales revenue decreased in 2012 compared to 2011 primarily due to lower sales volume primarily in the interlayers product line end markets, particularly the transportation market in Europe, and in the specialty materials product lines, primarily as a result of lower demand in specialty copolyester end markets, particularly consumables and retail.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased in 2012 compared to 2011. Operating earnings in 2012 included asset impairments and restructuring charges of $29 million including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs and $4 million due to a change in approach to address recently finalized boiler air emissions regulations. Operating earnings of $2 million from the acquired Solutia interlayers and performance films product lines included $41 million of additional costs of acquired Solutia inventories. Excluding asset impairments and restructuring charges and additional costs of acquired Solutia inventories, operating earnings increased primarily operating earnings of $43 million from the acquired product lines and lower raw materials and energy costs of $16 million, partially offset by lower capacity utilization rates resulting in costs of $22 million attributed to weakened end market demand and efforts to reduce inventory for specialty materials, and additional costs related to capacity expansions of $9 million.

Pro forma combined operating earnings included $41 million of additional costs of acquired Solutia inventories, asset impairments and restructuring charges of $34 million including the $29 million of asset impairments and restructuring charges described above and $5 million of restructuring charges related to Solutia's Southwall acquisition in 2012. Excluding these items, operating earnings decreased in 2012 compared to 2011, primarily due to $25 million of costs resulting from lower capacity utilization primarily attributed to weakened demand in interlayers and specialty materials product line end markets and efforts to reduce inventory in specialty materials and interlayers product lines, and $13 million of additional costs related to capacity expansions.

2011 Compared to 2010

Sales revenue in 2011 compared to 2010 increased primarily due to higher selling prices.  Selling prices increased primarily in response to higher raw material and energy costs, particularly for paraxylene. Slightly lower sales volume was attributed to weakened demand for copolyester products, particularly in packaging and durable goods end markets, and some customer shift to other plastic materials that do not use paraxylene as a raw material.

Pro forma combined sales revenue increased in 2011 compared to 2010 primarily due to higher selling prices in specialty materials and interlayers product lines. The increases in selling prices were driven by higher raw material costs.  Higher volumes in the architectural end use market and growth in window films more than offset slight volume declines in packaging and durable goods.

Operating earnings and pro forma combined operating earnings included restructuring charges for 2010 which reflected the segment's portion of severance charges.  Excluding restructuring charges, operating earnings for 2011 increased compared to 2010 primarily due to higher selling prices more than offsetting higher raw material and energy costs.

Growth Initiatives

The Company is progressing on enhancements and innovations to improve its cost position in its PVB resin technology supporting growth in the transportation and building and construction markets, with construction of a manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity expected to begin in Kuantan, Malaysia during the second half of 2013 and to be operational during 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	2012 Compared to 2011				2011 Compared to 2010
			Change				Change
(Dollars in millions)	2012	2011	$	%	2011	2010	$	%

Sales	$1,315	$1,279	$36	3%	$1,279	$1,142	$137	12%
Volume effect			(21)	(2)%			90	8%
Price effect			61	5%			46	4%
Exchange rate effect			(4)	—%			1	—%

Operating earnings	385	365	20	5%	365	339	26	8%
Asset impairments and restructuring charges (gains), net	3	—	3		—	3	(3)
Operating earnings excluding asset impairments and restructuring charges (gains), net	388	365	23	6%	365	342	23	7%

2012 Compared to 2011

Sales revenue increased in 2012 compared to 2011 primarily due to higher selling prices partially offset by lower sales volume. The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp. The lower sales volume was due to lower sales volume in acetate yarn attributed to weakened demand in the apparel market.

Operating earnings increased in 2012 compared to 2011 primarily due to higher selling prices more than offsetting higher raw material and energy costs by $30 million partially offset by higher operating costs, including labor and maintenance costs of $13 million. Operating earnings in 2012 included asset impairments of $3 million due to a change in approach to address recently finalized boiler air emissions regulations.

2011 Compared to 2010

Sales revenue for 2011 increased compared to 2010 primarily due to higher sales volume and higher selling prices. The higher sales volume was due to higher acetate tow sales volume resulting from increased utilization of the recently completed acetate tow manufacturing facility in Korea. The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.

Excluding restructuring charges, operating earnings for 2011 increased compared to 2010 primarily due to $38 million in higher sales volume, particularly from acetate tow sales in Asia Pacific and Europe. Higher acetate tow sales volume in Europe was enabled by the Korean capacity expansion, which allowed the Company to reallocate its global product supply to European markets. Higher raw material and energy costs offset higher selling prices by $17 million. The restructuring charges for 2010 reflect the segment's portion of severance charges.

Growth Initiatives

The Company's 30,000 metric ton acetate tow joint venture manufacturing facility in China is expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluid & Intermediates Segment

	2012 Compared to 2011				2011 Compared to 2010
			Change				Change
(Dollars in millions)	2012	2011	$	%	2011	2010	$	%

Sales	$2,318	$2,256	$62	3%	$2,256	$1,676	$580	35%
Volume effect			166	7%			258	16%
Price effect			(96)	(4)%			318	19%
Exchange rate effect			(8)	—%			4	—%

Operating earnings	288	204	84	41%	204	170	34	20%
Additional costs of acquired Solutia inventories	17	—	17		—	—	—
Asset impairments and restructuring charges (gains), net	9	7	2		7	4	3
Operating earnings excluding asset impairments and restructuring charges (gains), net	314	211	103	49%	211	174	37	21%

Pro forma combined sales	$2,473	$2,548	$(75)	(3)%	$2,548	$1,907	$641	34%
Volume effect			9	—%			291	15%
Price effect			(72)	(3)%			341	18%
Exchange rate effect			(12)	—%			9	1%

Pro forma combined operating earnings	333	271	62	23%	271	214	57	27%
Additional costs of acquired Solutia inventories	17	—	17		—	—	—
Pro forma combined asset impairments and restructuring charges (gains), net	9	7	2		7	4	3
Pro forma combined operating earnings excluding asset impairments and restructuring charges (gains), net	359	278	81	29%	278	218	60	28%

2012 Compared to 2011

Sales revenue in 2012 compared to 2011 increased primarily due to higher sales volume partially offset by lower selling prices. The higher sales volume was primarily due to $163 million in sales volume from the acquired Solutia specialty fluids product lines. Lower selling prices were primarily in the intermediates product lines due to lower raw material and energy costs, particularly for propane.

Pro forma combined sales revenue decreased in 2012 compared to 2011 primarily due to lower selling prices in intermediates product lines due to lower raw material and energy costs, particularly for propane.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in 2012 compared to 2011. The increase was primarily due to lower raw material and energy costs more than offsetting lower selling prices by $90 million.  Raw material and energy cost decreases were supported by the increased benefits from the Company cracking olefins to produce low-cost propylene and ethylene.  Operating earnings in 2012 included $25 million of operating earnings from the acquired Solutia specialty fluids product lines, which included $17 million in additional costs of acquired Solutia inventories. Operating earnings were partially offset by $30 million of higher operating costs including increased maintenance for cracking unit assets.  Operating earnings in 2012 also included asset impairments and restructuring charges of $9 million consisting of $3 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs, and $6 million due to a change in approach to address recently finalized boiler air emissions regulations. Operating earnings in 2011 included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.
Pro forma combined operating earnings increased in 2012 compared to 2011. The increase was primarily due to lower raw material and energy costs more than offsetting lower selling prices of $108 million.  Raw material and energy cost decreases were supported by the increased benefits from cracking olefins to produce low-cost propylene and ethylene.  Operating earnings were also partially offset by $32 million of higher operating costs, including labor and maintenance costs.  Operating earnings in 2012 included $17 million of additional costs of acquired Solutia inventories. Operating earnings in 2012 also included asset impairments and restructuring charges of $9 million described above. Operating earnings in 2011 also included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.

2011 Compared to 2010

Sales revenue in 2011 compared to 2010 increased, primarily due to higher selling prices and higher sales volume. The increased selling prices were primarily in chemical intermediate olefin-derivative product lines in response to higher raw material and energy costs, particularly for feedstocks, paraxylene, and propylene, and was also attributed to strengthened demand in North America and tight industry supply, particularly for olefin-derivative product lines due to recovering economic conditions in the first half of the year. Higher sales volume of $170 million was due to sales from the restart of the previously idled Longview, Texas olefins cracking unit and $80 million from higher chemical intermediates sales, particularly olefin derivative product lines and from sales from the Texas City, Texas site acquired from Sterling.

Pro forma combined sales revenue increased in 2011 compared to 2010 primarily due to higher selling prices and higher sales volume. Higher selling prices were primarily in chemical intermediate olefin-derivative product lines and specialty fluids product lines in response to higher raw material and energy costs, particularly for feedstocks, paraxylene, and propylene. Sales revenue in 2011 also included $8 million from an acetyl technology license. Higher sales volume of $170 million was due to sales from the restart of the previously idled Longview, Texas olefins cracking unit and $80 million from higher chemical intermediates sales, particularly olefin derivative product lines and from the acquired Texas City, Texas site.  Sales revenue for specialty fluids increased $33 million due primarily to higher sales volumes for the Therminol® heat transfer fluid product lines.

Operating earnings increased in 2011 compared to 2010 primarily from chemical intermediates product lines due to higher selling prices more than offsetting higher raw material and energy costs by $30 million and higher sales volume of $15 million.  Raw material and energy cost increases were partially mitigated by the increased benefits from cracking propane to produce low-cost propylene.  In 2011, operating earnings included $8 million from an acetyl technology license and costs of $9 million from the unplanned outage of an olefins cracking unit at the Longview, Texas facility. In 2010, operating earnings included $12 million from an acetyl technology license.  In 2011, operating earnings included $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.  In 2010, the restructuring charges reflect the segment's portion of severance charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro forma combined operating earnings increased in 2011 compared to 2010. Excluding restructuring charges, chemical intermediate operating earnings in 2011 increased compared to 2010 primarily due to higher selling prices more than offsetting higher raw material and energy costs by $30 million and higher sales volume of $15 million. Raw material and energy cost increases were partially mitigated by the increased benefits from cracking propane to produce low-cost propylene.  Operating earnings from the specialty fluids product lines increased $24 million due primarily to higher sales volumes of the Therminol® heat transfer fluid products.  In 2011, operating earnings included $8 million from an acetyl technology license and costs of $9 million from the unplanned outage of an olefins cracking unit at the Longview, Texas facility. In 2010, operating earnings included $12 million from an acetyl technology license.  In 2011, operating earnings included $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.  In 2010, the restructuring charges reflect the segment's portion of severance charges.

Growth Initiatives

In second quarter 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, further improving the Company's competitive cost position compared to purchasing olefins in the North American market.  Prior to completion of the plant, the Company will benefit from a propylene market contract to improve its cost position for purchased propylene beginning in 2013. The Company will also complete a debottlenecking project in its largest olefins cracking unit in Longview, Texas, in the first half of 2013, which will primarily produce more ethylene and is expected to improve Eastman's olefin cost position. Additionally, the Company is expanding Therminol® heat transfer fluid capacity through a plant expansion in Newport, Wales, which is expected to be operational in 2014 and to support expected demand growth in the industrial chemicals and processing market.

Other

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable, including sales revenue of $2 million and $9 million in 2012 for Perennial Wood™ and the Photovoltaics product line acquired from Solutia, respectively.  For more information, see Note 23, "Segment Information", to the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report.

Included in 2012 "other" segment operating loss were transaction costs of $28 million, integration costs of $16 million, and restructuring charges primarily for severance of $32 million related to the acquisition and integration of Solutia.

Operating results in 2012 included $59 million for asset impairments and restructuring charges, including the severance related to Solutia. During fourth quarter 2012, management decided to discontinue certain products in its Perennial WoodTM business and shift from an aggressive growth strategy.  With the change in strategy, management expects significantly lower production volumes as focus is given to market and product development efforts.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on certain discontinued product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, no impairment was deemed necessary. The Company recognized asset impairments related to land retained from the previously discontinued industrial gasification project, reducing the carrying value of the Beaumont land by $6 million. During 2012, the Company also ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

Operating results in 2011 included a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Excluding this gain, the increased losses were primarily due to expenses for the market launch of Perennial Wood™. Operating results in 2010 included $8 million for an intangible asset impairment resulting from an environmental regulatory change impacting air emission credits remaining from the previously discontinued Beaumont, Texas industrial gasification project.

Pension expense not allocated to operating segments was $294 million, $173 million, and $89 million in 2012, 2011, and 2010 respectively, and included $276 million, $144 million, and $53 million of MTM losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include EastmanTM microfiber technology, which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, and with future opportunities for growth in nonwoven and textile applications; and Cerfis™ technology for the building and construction market. The Company is also focusing on market and product development efforts for acetylated wood, branded as Perennial WoodTM, using Eastman's breakthrough TruLastTM process technology, which permanently modifies the molecular structure of wood to be three times more stable than unmodified wood, resulting in real wood with long-lasting performance.

SUMMARY BY CUSTOMER LOCATION – 2012 COMPARED WITH 2011

Sales Revenue

(Dollars in millions)	2012	2011	Change	Volume Effect	Price Effect	Exchange Rate Effect
United States and Canada	$3,995	$3,824	4%	6%	(2)%	—%
Asia Pacific	2,088	1,681	24%	24%	—%	—%
Europe, Middle East, and Africa	1,605	1,352	19%	20%	2%	(3)%
Latin America	414	321	29%	31%	(1)%	(1)%
	$8,102	$7,178	13%	14%	(1)%	—%

Pro Forma Combined Sales Revenue

(Dollars in millions)	2012	2011	Change
United States and Canada	$4,264	$4,364	(2)%
Asia Pacific	2,396	2,315	3%
Europe, Middle East, and Africa	1,968	2,119	(7)%
Latin America	492	477	3%
	$9,120	$9,275	(2)%

Sales revenue in United States and Canada increased in 2012 compared to 2011 primarily due to $260 million of higher sales volume from the acquired Solutia businesses. Excluding the volume from acquired Solutia businesses, reduced sales were due to lower sales volume in the Advanced Materials and Fibers segments more than offsetting higher sales volume in the remainder of the segments. Lower selling prices were particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments. Pro forma combined sales revenue in the region decreased due to lower pro forma combined sales revenue in the Advanced Materials, Specialty Fluids & Intermediates, and Additives & Functional Products segments partially offset by higher pro forma combined sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Asia Pacific increased in 2012 compared to 2011 primarily due to $318 million of higher sales volume from the acquired Solutia businesses and higher sales volume in all segments. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments except the Specialty Fluids & Intermediates segment.

Sales revenue in Europe, Middle East, and Africa increased in 2012 compared to 2011 primarily due to $317 million of higher sales volume from the acquired Solutia businesses and lower sales volume from the economic uncertainty and an unfavorable shift in the euro to U.S. dollar exchange rate. Pro forma combined sales revenue in the region decreased due to decreased pro forma combined sales revenue in all segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Latin America increased in 2012 compared to 2011 primarily due to $74 million of higher sales volume from the acquired Solutia businesses and higher sales volume in the Adhesives & Plasticizers segment particularly due to increase in sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex do Brasil S.A. Indústrias Químicas. Pro forma combined sales revenue in the region increased due to higher pro forma combined sales revenue in the Adhesives & Plasticizers segment partially offset by lower pro forma combined sales revenue in the Specialty Fluids & Intermediates segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 12, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report.

SUMMARY BY CUSTOMER LOCATION – 2011 COMPARED WITH 2010

Sales Revenue

(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Exchange Rate Effect
United States and Canada	$3,824	$2,957	29%	12%	17%	—%
Asia Pacific	1,681	1,446	16%	6%	10%	—%
Europe, Middle East, and Africa	1,352	1,150	18%	6%	11%	1%
Latin America	321	289	11%	(1)%	12%	—%
	$7,178	$5,842	23%	9%	14%	—%

Pro Forma Combined Sales Revenue

(Dollars in millions)	2011	2010	Change
United States and Canada	$4,364	$3,468	26%
Asia Pacific	2,315	2,023	14%
Europe, Middle East, and Africa	2,119	1,855	14%
Latin America	477	446	7%
	$9,275	$7,792	19%

Sales revenue in United States and Canada increased in 2011 compared to 2010 primarily due to higher selling prices and higher sales volume, particularly in the Specialty Fluids & Intermediates segment. Pro forma combined sales revenue in the region increased due to higher pro forma combined sales revenue in all segments, particularly the Specialty Fluids & Intermediates and the Adhesives & Plasticizers segments.

Sales revenue in Asia Pacific increased in 2011 compared to 2010 primarily due to higher selling prices in all segments, and a favorable shift in product mix and higher sales volume, primarily in the Fibers segment.  The sales volume increase was less than other regions due to lower sales volume in the Advanced Materials segment offsetting increases in the other segments.
Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments, particularly the Fibers, Advanced Materials, and Specialty Fluids & Intermediates.

Sales revenue in Europe, Middle East, and Africa increased in 2011 compared to 2010 primarily due to higher selling prices in all segments and higher sales volume, particularly in the Adhesives & Plasticizers and Fibers segments. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments, particularly the Adhesives & Plasticizers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Latin America increased in 2011 compared to 2010 primarily due to higher selling prices, particularly in the Specialty Fluids & Intermediates and Adhesives & Plasticizers segments. Lower sales volume was primarily due to sales being directed to other regions. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments except the Fibers segment.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$1,128	$625	$575
Investing activities	(2,962)	(142)	(442)
Financing activities	1,504	(423)	(411)
Effect of exchange rate changes on cash and cash equivalents	2	1	1
Net change in cash and cash equivalents	$(328)	$61	$(277)
Cash and cash equivalents at beginning of period	577	516	793
Cash and cash equivalents at end of period	$249	$577	$516

Cash provided by operating activities increased $503 million in 2012 compared with 2011.  The increase was primarily due to a decrease in working capital requirements, particularly inventories which remained relatively unchanged during 2012 as compared with an increase in inventories during 2011 primarily due to higher raw material and energy costs.  The Company also benefited from increased cash earnings from the Company's business segments primarily due to the July 2, 2012 acquisition of Solutia and lower income tax payments in 2012 primarily due to the $110 million payment for the tax gain on the sale of the PET business completed first quarter 2011.  Cash provided by operating activities in 2012 included approximately $100 million of one-time payments related to the acquisition of Solutia.

Cash provided by operating activities increased $50 million in 2011 compared with 2010. The increase was primarily due to increased earnings from the Company's business segments and a lower increase in working capital requirements partially offset by higher cash payments for employee pension and incentive pay plans and income taxes. Income tax payments were higher in 2011 primarily due to the $110 million payment for the tax gain on the sale of the PET business completed first quarter 2011. Working capital increased more in 2010 compared with 2011 primarily due to the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being include on the 2010 balance sheet as trade receivables, net. This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

Cash used in investing activities increased $2.8 billion in 2012 compared with 2011.  The increase was primarily due to the $2.6 billion cash portion of the purchase price for the acquisition of Solutia in 2012 and $615 million cash received from the sale of the PET business in 2011. Partially offsetting the increase in cash used in investing activities was $200 million in proceeds from the redemption of short-term time deposits in 2012 which were used to help fund the cash portion of the Solutia acquisition.  Cash used for additions to properties and equipment was $465 million and $457 million in 2012 and 2011, respectively.

Cash used in investing activities decreased $300 million in 2011 compared with 2010.  The decrease was primarily due to the receipt of $615 million in 2011 from the sale of the PET business and slightly lower payments for acquisitions and investments in joint ventures partially offset by the investment of $200 million in short-term time deposits and higher capital expenditures in 2011. Cash used for additions to properties and equipment was $457 million and $243 million in 2011 and 2010, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by financing activities was $1.5 billion in 2012 and cash used in financing activities was $423 million in 2011.  The increase was primarily due to borrowings for the acquisition of Solutia and lower share repurchases partially offset by the repayment of debt and higher dividend payments.  Borrowings included net proceeds of $2.3 billion from notes issued which are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps.  Borrowings also included the $1.2 billion Term Loan. Financing fees for the Term Loan and related financing commitments were approximately $26 million. The payment of dividends, which was $192 million and $136 million in 2012 and 2011 respectively, increased primarily due to accelerated timing of payment of the fourth quarter 2012 dividend and some impact from increased shares outstanding due to the acquisition of Solutia and an increase of the quarterly dividend rate.

Cash used in financing activities increased $12 million in 2011 compared with 2010.  Higher cash outflows for share repurchases and dividends and lower proceeds from borrowings and stock option exercises were mostly offset by significantly lower cash outflows for repayment of borrowings. Cash used for payment of dividends was $136 million and $127 million in 2011 and 2010, respectively.

In 2013, the Company expects capital expenditures of approximately $525 million and U. S. defined benefit pension plan funding of $120 million.  The priorities for uses of available cash in 2013 are expected to be payment of the quarterly cash dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

The Company had cash and cash equivalents and short-term time deposits as follows:

(Dollars in millions)	December 31,
	2012	2011	2010
Cash and cash equivalents	$249	$577	$516
Short-term time deposits	—	200	—
Total cash and cash equivalents and short-term time deposits	$249	$777	$516

In addition, at December 31, 2012, the Company had access to the sources of liquidity described below.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.   Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At December 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.   Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement (the "A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.  The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012, and $100 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Consolidated Statements of Cash Flows.

The Revolving Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented. Substantially all of the amounts under these facilities were available for borrowing as of December 31, 2012 and as of December 31, 2011.  The Company would not violate applicable covenants as of December 31, 2012 and as of December 31, 2011 even if the total available amounts of the facilities had been drawn.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  In addition, on July 2, 2012, the Company borrowed the entire $1.2 billion available under the Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the purchase price in the Solutia acquisition, repay Solutia debt, and pay acquisition costs.

At December 31, 2012, the Company had repaid $250 million of borrowings under the Term Loan. The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012, when the Term Loan was entered into. The Company, from time to time, may accelerate payment of the Term Loan depending on cash flow and business conditions, although not contractually required to do so.

During second quarter 2012, the Company repaid the $146 million of 7% notes at maturity.

For more information regarding interest rates, see Note 10, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In 2012, the Company made $124 million in contributions to its U.S. defined benefit pension plans, of which approximately $70 million was the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2011 and 2010, the Company made $102 million and $35 million, respectively, in contributions to its U.S. defined benefit pension plans.  Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.  The Eastman Retirement Assistance Plan and Sterling Pension Plan are not currently under any benefit restrictions. As of December 31, 2012, the Solutia Union and Cash Balance Plans are currently subject to partial benefit restrictions on accelerated forms of payments. The impact of Federal legislation enacted in July 2012, which reduces required U.S. pension funding by spreading the expected funding requirements for the Company's U.S. pension plans over a longer period of time, is reflected in the reduced minimum required contribution of approximately $70 million noted above. The Company expects U.S. defined benefit pension plan funding of approximately $120 million in 2013.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for fourth quarter 2012 compared to third quarter 2012.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material adverse impact on financial results is remote.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  Eastman management believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $465 million, $457 million, and $243 million for 2012, 2011, and 2010, respectively.  In response to the global recession, capital expenditures remained at a level sufficient for required maintenance and certain strategic growth initiatives through first nine months 2010.  In fourth quarter 2010, the Company increased spending on discretionary infrastructure projects and certain strategic growth initiatives to $110 million which carried into 2011.  Capital expenditures in 2011 were primarily for organic growth initiatives, particularly in the Advanced Materials, Adhesives & Plasticizers and Specialty Fluids & Intermediates segments. Capital expenditures in 2012 were primarily for organic growth initiatives, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The Company expects that 2013 capital spending will be approximately $525 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects 2013 depreciation and amortization to be higher than 2012 expenses of $360 million, by approximately $80 million, primarily due to a full year of depreciation and amortization on assets from the 2012 acquisition of Solutia.

Other Commitments

At December 31, 2012, the Company's obligations under notes and debentures and credit facilities totaled approximately $4.8 billion to be paid over a period of approximately 30 years.  The Company repaid the $146 million of 7% notes that matured in April 2012 and at December 31, 2012, had repaid $250 million of Term Loan borrowings.  See Note 10, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company had various purchase obligations at December 31, 2012, totaling approximately $2.8 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  In second quarter 2012, the Company entered into an agreement to purchase propylene from a planned propane dehydrogenation plant beginning in 2015.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $205 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2012, totaling approximately $2.4 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Principal of Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total
2013	$—	$4	$174	$390	$47	$365	$980
2014	—	170	162	493	34	83	942
2015	250	270	162	407	27	83	1,199
2016	—	330	154	269	23	102	878
2017	997	180	142	260	21	90	1,690
2018 and beyond	2,582	—	1,142	952	55	1,719	6,450
Total	$3,829	$954	$1,936	$2,771	$207	$2,442	$12,139

(a)
Amounts represent the current estimated cash payments required to be made by the Company primarily for pension and other post-employment benefits and taxes payable in the periods indicated.  The amount and timing of such payments is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors.  Such factors can significantly impact the amount and timing of any future contributions by the Company. Amounts also include expected cash payments related to environmental obligations. See Note 16, "Environmental Matters" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2012 totaled $110 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 7, "Equity Investments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2012 and 2011 was approximately $23 million and $28 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed the $700 million repurchase authorization in November 2010, acquiring a total of 22.4 million shares.

In August 2010, the Company's Board of Directors authorized $300 million for the repurchase of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2012, a total of 4,757,639 shares of common stock have been repurchased under this authorization for a total amount of approximately $202 million. There were no share repurchases in 2012.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.260 per share in first, second, and third quarters and $0.300 per share in fourth quarter 2012 for a total of $1.080 per share in 2012.  The Company's Board of Directors declared quarterly cash dividends of $0.235 per share in first and second quarters and $0.260 per share in third and fourth quarters 2011 for a total of $0.990 per share in 2011.  The Board of Directors declared quarterly cash dividends of $0.220 per share in first, second, and third quarters and $0.235 per share in fourth quarter 2010 for a total of $0.895 per share in 2010.  The Board of Directors has declared a cash dividend of $0.30 per share during the first quarter of 2013, payable on April 1, 2013 to stockholders of record on March 15, 2013.

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

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $365 million to the maximum of $623 million at December 31, 2012. The maximum estimated future costs are considered to be only reasonably possible and include the amounts accrued at December 31, 2012. Amounts at December 31, 2012 included environmental contingencies assumed in the acquisition of Solutia. See Note 2, "Acquisitions and Investments in Joint Ventures" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Reserves for environmental remediation that management believes to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other charges (income), net, and are summarized below:

(Dollars in millions)
Balance at December 31, 2011	$11
Assumed remediation reserve from acquisition of Solutia	368
Net charges taken	1
Cash reductions	(15)
Balance at December 31, 2012	$365

The Company's acquisition of Solutia resulted in a $368 million increase to the Company's reserve for remediation costs and $1 million in additional environmental asset retirement obligation costs. Included in the additional remediation reserve are costs associated with damages to natural resources. The additional environmental remediation reserve includes costs of $149 million and $107 million related to the Anniston, Alabama and the Sauget, Illinois plant sites, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $45 million had been paid for costs at the Shared Sites as of December 31, 2012. As of December 31, 2012, an additional $229 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future expenses are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for environmental asset retirement obligation costs was $29 million and $28 million at December 31, 2012 and December 31, 2011, respectively.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2012	2011
Environmental contingent liabilities, current	$35	$—
Environmental contingent liabilities, long-term	359	39
Total	$394	$39

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed an examination of various asset categories as of December 31, 2012.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will recognize contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The accrued obligations do not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Reserves related to environmental asset retirement obligations accounted for less than 10 percent of the total environmental reserve at December 31, 2012.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's cash expenditures related to environmental protection and improvement were $262 million, $219 million, and $200 million in 2012, 2011, and 2010, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $34 million and $35 million in expenditures for engineering and construction in 2012 and 2011, respectively.  Expenditures in 2012 also included costs and expenditures in the second half of the year for sites acquired in the acquisition of Solutia. Cash expenditures in 2013, including expenditures for engineering and construction, are expected to increase primarily as a result of full year integration of the acquired Solutia sites.  Additionally, management anticipates that capital expenditures associated with the Company's approach to addressing recently finalized boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next five years compared to recent historical levels. However, the Company has decided to diversify by converting over the next three to six years 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas, which management believes is a more cost-efficient approach to compliance with air emissions regulations. Management does not believe that these expenditures will have a material adverse effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs.  The cost of raw materials is generally based on market prices, although derivative financial instruments are utilized, as appropriate, to mitigate short-term market price fluctuations.  Management expects the volatility of raw material and energy costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects.  For additional information see Note 12, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

OUTLOOK

Eastman is focused on achieving consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global marketing and manufacturing presence, and leading positions in end markets. This focus is supported by the Company's geographic and end-market diversity as it serves global markets, including emerging economies with above average growth rates, and offers both original equipment manufacturing and after market products in a variety of end markets, such as transportation, building and construction, and consumables.

The Company expects global growth in 2013 to be slightly above two percent, with the U.S. remaining constant at two percent, Europe approximately zero for the full year, and China near eight percent.

The Company expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and the Company will continue to use pricing and hedging strategies to offset this volatility.

For 2013, the Company expects:

•	cash generated by operating activities of between $1.2 billion and $1.4 billion;

•	capital spending to be approximately $525 million; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be approximately 31 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Based upon the foregoing expectations, despite persistent economic uncertainty, the Company expects full year 2013 earnings per diluted share from continuing operations to be between $6.30 and $6.40 per share, excluding non-recurring and non-core costs, charges, or gains, which may include acquisition-related costs and charges, asset impairments and restructuring charges, and mark-to-market pension and OPEB gains or losses.

See "Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements made in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by us from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.
Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described elsewhere in this Annual Report, the following are the most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.
The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets and uncertainty about the length and stability of economic recovery, particularly in Europe, may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.  The Company has in the past had cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided against the impact of any future disruptions due to these, or other, circumstances.

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

The Company continues to identify and pursue growth opportunities through both internal (or "organic") development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance regarding the timing of completion of proposed acquisitions, expected benefits of proposed acquisitions, completion of integration plans, and synergies therefrom.  There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

The acquisition of large companies such as Solutia subjects the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to:

•	that the financial performance of the acquired business may be significantly worse than expected;

•
that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives;

•	that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies;

•
that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits;

•	lost sales and customer dues to customer dissatisfaction with any transaction;

•	loss of key employees from an acquired company; or

•	assumption of unexpected or unknown liabilities.

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

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations.  The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance.  This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors", and other forward-looking statements and related disclosures made by the Company in this Annual Report and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Eastman Chemical Company ("Eastman" or the "Company") has exposure to various market risks from changes in market conditions in the normal course of its business due to its use of certain financial instruments, transacting in various foreign currencies, funding foreign operations, and acquiring and using certain commodities.  To mitigate the Company's exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

The Company determines its market risk exposure utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, or commodity prices.

The Company is exposed to interest rate risks primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements.  From time to time, to manage the Company's mix of fixed and variable rate debt effectively, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  At December 31, 2012 and 2011, these borrowings, investments, and swaps were predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent or less absolute shift in interest rates.  At December 31, 2012 and December 31, 2011, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of one percent or less was approximately $340 million and $145 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates. The increase in 2012 over 2011 was primarily as a result of an increase in outstanding debt for the acquisition of Solutia Inc.

Due to the Company's operating cash flows and borrowings denominated in foreign currencies, the Company is exposed to market risk from changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  The Company manages most foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of any natural offsets. Therefore, weakness in one currency might be offset by strengths in others over time. In order to mitigate foreign currency risk, the Company from time to time enters into currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies, and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  At December 31, 2012, the market risk associated with cash flows denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $66 million, with an additional $7 million exposure for each additional one percentage point adverse change in foreign currency rates.  At December 31, 2011, the market risk associated with cash flows denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $53 million, with an additional $5 million exposure for each additional one percentage point adverse change in foreign currency exchange rates.  Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, natural gas, ethane, ethylene, and paraxylene, the Company enters into option and forward contracts.  At December 31, 2012, the market risk associated with forward and option contracts for feedstocks and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $3 million with less than an additional $0.5 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2011, the market risk associated with forward and option contracts for feedstocks and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $10 million, with less than an additional $1 million exposure for each one percentage point move in closing price thereafter.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 82 through 141.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

Eastman's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets.  Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program.  Management has elected to exclude Solutia from its assessment of internal control over financial reporting during the year of acquisition, as permitted by the rules of the Securities and Exchange Commission. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner that is above reproach.

The accompanying consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who were responsible for conducting their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Their report is included herein.

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
February 28, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company (the "Company") and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for pension and other postretirement benefit obligations and inventory costing in 2012.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Solutia Inc., which was acquired on July 2, 2012, from its assessment of internal control over financial reporting as of December 31, 2012. We have also excluded Solutia, Inc. from our audit of internal control over financial reporting. Solutia Inc. is a wholly-owned subsidiary of the Company whose total assets and total sales represent 21 percent and 12 percent, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2012.

/s/PricewaterhouseCoopers LLP
Philadelphia, PA
February 28, 2013

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010
Sales	$8,102	$7,178	$5,842
Cost of sales	6,340	5,609	4,383
Gross profit	1,762	1,569	1,459
Selling, general and administrative expenses	644	481	434
Research and development expenses	198	159	152
Asset impairments and restructuring charges (gains), net	120	(8)	29
Operating earnings	800	937	844
Net interest expense	143	76	99
Early debt extinguishment costs	—	—	115
Other charges (income), net	8	(20)	10
Earnings from continuing operations before income taxes	649	881	620
Provision for income taxes from continuing operations	206	274	202
Earnings from continuing operations	443	607	418
Earnings from discontinued operations, net of tax	—	9	9
Gain from disposal of discontinued operations, net of tax	1	31	—
Net earnings	444	647	427
Less: Net earnings attributable to noncontrolling interest	7	1	2
Net earnings attributable to Eastman	$437	$646	$425
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$436	$606	$416
Earnings from discontinued operations, net of tax	1	40	9
Net earnings attributable to Eastman stockholders	$437	$646	$425
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$2.99	$4.34	$2.88
Earnings from discontinued operations	0.01	0.29	0.07
Basic earnings per share attributable to Eastman	$3.00	$4.63	$2.95
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$2.92	$4.24	$2.81
Earnings from discontinued operations	0.01	0.28	0.07
Diluted earnings per share attributable to Eastman	$2.93	$4.52	$2.88

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	For years ended December 31,
(Dollars in millions, except per share amounts)	2012	2011	2010
Comprehensive Income
Net earnings including noncontrolling interest	$444	$647	$427
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	41	(15)	2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(13)	(21)	(26)
Derivatives and hedging:
Unrealized (loss) gain during period	(36)	(20)	18
Reclassification adjustment for gains included in net income	(7)	—	(28)
Total other comprehensive loss, net of tax	(15)	(56)	(34)
Comprehensive income including noncontrolling interest	$429	$591	$393
Comprehensive income attributable to noncontrolling interest	7	1	2
Comprehensive income attributable to Eastman	422	590	391
Retained Earnings
Retained earnings at beginning of period	$2,760	$2,253	$1,957
Net earnings attributable to Eastman	437	646	425
Cash dividends declared	(159)	(139)	(129)
Retained earnings at end of period	$3,038	$2,760	$2,253

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2012	2011
Assets
Current assets
Cash and cash equivalents	$249	$577
Short-term time deposits	—	200
Trade receivables, net	846	632
Miscellaneous receivables	151	72
Inventories	1,260	779
Other current assets	88	42
Total current assets	2,594	2,302
Properties
Properties and equipment at cost	9,681	8,383
Less: Accumulated depreciation	5,500	5,276
Net properties	4,181	3,107
Goodwill	2,644	406
Intangible assets, net of accumulated amortization	1,849	101
Other noncurrent assets	351	268
Total assets	$11,619	$6,184
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,360	$961
Borrowings due within one year	4	153
Total current liabilities	1,364	1,114
Long-term borrowings	4,779	1,445
Deferred income tax liabilities	91	210
Post-employment obligations	1,856	1,411
Other long-term liabilities	501	103
Total liabilities	8,591	4,283
Commitments and contingencies (Note 15)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 213,406,523 and 196,455,131 for 2012 and 2011, respectively)	2	2
Additional paid-in capital	1,709	900
Retained earnings	3,038	2,760
Accumulated other comprehensive loss	123	138
	4,872	3,800
Less: Treasury stock at cost (59,511,662 shares for 2012 and 59,539,633 shares for 2011 )	1,929	1,930
Total Eastman stockholders' equity	2,943	1,870
Noncontrolling interest	85	31
Total equity	$3,028	$1,901
Total liabilities and stockholders' equity	$11,619	$6,184

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Cash flows from operating activities
Net earnings including noncontrolling interest	$444	$647	$427
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360	273	280
Asset impairment charges	46	—	8
Gains on sale of assets	—	(70)	—
Early debt extinguishment costs	—	—	115
Provision for deferred income taxes	48	(22)	47
Pension and other postretirement contributions (in excess of) less than expenses	150	(15)	12
Variable compensation less than expenses	26	15	37
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	48	(73)	(358)
(Increase) decrease in inventories	38	(156)	(160)
Increase (decrease) in trade payables	10	(51)	152
Other items, net	(42)	77	15
Net cash provided by operating activities	1,128	625	575
Cash flows from investing activities
Additions to properties and equipment	(465)	(457)	(243)
Proceeds from redemption of short-term time deposits	200	—	—
Proceeds from sale of assets and investments	7	651	13
Acquisitions and investments in joint ventures, net of cash acquired	(2,669)	(156)	(190)
Additions to short-term time deposits	—	(200)	—
Additions to capitalized software	(5)	(9)	(7)
Other items, net	(30)	29	(15)
Net cash used in investing activities	(2,962)	(142)	(442)
Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	(1)	1	2
Proceeds from borrowings	3,511	(36)	496
Repayment of borrowings	(1,866)	(2)	(620)
Dividends paid to stockholders	(192)	(136)	(127)
Treasury stock purchases	—	(316)	(280)
Dividends paid to noncontrolling interests	(4)	(3)	—
Proceeds from stock option exercises and other items, net	56	69	118
Net cash provided by (used in) financing activities	1,504	(423)	(411)
Effect of exchange rate changes on cash and cash equivalents	2	1	1
Net change in cash and cash equivalents	(328)	61	(277)
Cash and cash equivalents at beginning of period	577	516	793
Cash and cash equivalents at end of period	$249	$577	$516

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Beginning January 1, 2012, the Company elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans as described in Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans". Beginning January 1, 2012, the Company adopted amended accounting guidance related to the presentation of other comprehensive income which became effective for reporting periods beginning after December 15, 2011. These changes have been retrospectively applied to all periods presented.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $8 million at December 31, 2012 and 2011.  The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.  Financing receivables were immaterial and not past due at December 31, 2012.

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

Depreciation

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets, generally using the straight-line method.  Estimated useful lives for buildings and building equipment generally range from 20 to 50 years. Estimated useful lives generally ranging from 3 to 33 years are applied to machinery and equipment in the following categories: computer software (3 to 5 years); office furniture and fixtures and computer equipment (5 to 10 years); vehicles, railcars, and general machinery and equipment (5 to 20 years); and manufacturing-related improvements (20 to 33 years). Accelerated depreciation is reported when the estimated useful life is shortened and continues to be reported in Cost of Sales.

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2012, 2011, and 2010 was approximately $5 million, $9 million, and $7 million, respectively, and consisted of costs to internally develop computer software used by the Company.  During each of those same periods, approximately $8 million of previously capitalized costs were amortized.  At December 31, 2012 and 2011, the unamortized capitalized software costs were $17 million and $20 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

Impairment of Long-Lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The review of these long-lived assets is performed at the asset or asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recorded for the excess of the carrying amount of the asset over the fair value.

The Company conducts its annual testing of goodwill and indefinite-lived intangible assets as of July 1 each year, unless events warrant more frequent testing.  As required by purchase accounting guidance, the Company performed its initial determination of the fair value of assets and liabilities acquired in the purchase of Solutia in third quarter 2012. Therefore, the goodwill and intangible assets from the acquisition were excluded from the current year's annual testing of goodwill and indefinite-lived intangible assets. The 2012 testing of goodwill was performed at the reporting unit level, which management determined to be its operating segments. If the fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than their respective carrying values.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investments

The Company held $200 million of short-term time deposits as of December 31, 2011.  These investments had staggered maturities between three and ten months at the investment date, which exceeded the three month original maturity threshold for classification as cash or cash equivalents. These short-term time deposits were redeemed in 2012.

The consolidated financial statements include the accounts of the Company and all its subsidiaries and entities/joint ventures in which a controlling interest is maintained.

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

During 2012, Eastman changed its method of accounting for actuarial gains and losses for its pension and OPEB plans. Historically, Eastman recognized pension and OPEB actuarial gains and losses annually in its Consolidated Statements of Financial Position as Accumulated Other Comprehensive Income and Loss as a component of Stockholders' Equity, and then amortized these gains and losses each quarter in its Statements of Earnings. The expected return on assets component of Eastman's pension expense had historically been calculated using a five-year smoothing of asset gains and losses, and the gain or loss component of pension and OPEB expense has historically been based on amortization of actuarial gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.

Under the current method of accounting, Eastman's pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service credits; and 2) mark-to-market ("MTM") gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions for discount rates and the differences between actual and expected returns on plan assets. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs. This change has been retrospectively applied to all periods presented.

In connection with the above change in accounting for pension and OPEB costs, management also elected to change its method of accounting for certain related costs included in inventory. Management elected, effective in first quarter 2012, to exclude the portion of pension and OPEB costs attributable to former employees (inactives) as a component of inventoriable costs and instead charge them directly to the cost of sales line item as a period cost. Applying this change in inventory retrospectively did not have a material impact on previously reported inventory, cost of sales, or financial results in any prior period and, as such, prior period results have not been retrospectively adjusted for this change in accounting for certain related costs included in inventory.
For additional information, see Note 13, "Retirement Plans" and Note 14, "Accounting Methodology Change for Pension and Other Postretirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

The Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset up to 50 years.  If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, the expenses charged into earnings could increase or decrease.  The Company also monitors conditional obligations and recognizes contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The current portion of accruals for environmental liabilities is included in payables and other current liabilities with the long-term portion included in other long-term liabilities. These accruals exclude claims for recoveries from insurance companies or other third parties.  Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense.

For additional information see Note 16, "Environmental Matters".

Derivative Financial Instruments

Derivative financial instruments are used by the Company when appropriate to manage its exposures to fluctuations in foreign currency exchange rates, certain contract sales prices, raw material and energy costs, and interest rates.  Such instruments are used to mitigate the risk that changes in exchange rates, sales prices, raw material and energy costs, or interest rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

The Company from time to time enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro, British pound and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate short-term fluctuations in market prices for propane, ethane, paraxylene, and natural gas (major raw material and energy used in the manufacturing process) and selling prices for ethylene, the Company from time to time enters into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business or product lines, or shutdowns of specific sites that are expected to be substantially completed within twelve months.  These restructuring charges are recorded as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, obsolete inventory, or other costs directly related to the restructuring.  The Company records severance charges for employee separations when the separation is probable and reasonably estimable.  In the event employees are required to perform future service, the Company records severance charges ratably over the remaining service period of those employees.

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 21, "Share-Based Compensation Plans and Awards".

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

Purchase Accounting

In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. The Company estimates fair value using the exit price approach which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from the viewpoint of unrelated market participants as a whole, in the principal or most advantageous market, and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired or liabilities assumed is recorded in the line item goodwill on the Company's consolidated balance sheets. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

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

The funding of the cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings, including the $2.3 billion net proceeds from the public offering of notes on June 5, 2012 and borrowings of $1.2 billion on July 2, 2012 under a five-year term loan agreement (the "Term Loan").  See Note 10, "Borrowings".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation for the Solutia acquisition has been finalized as of December 31, 2012, with the exception of current and deferred income taxes and the allocation of goodwill to reporting units. The finalization of current and deferred income taxes is expected to be completed during the first half of 2013 upon completion of the Solutia 2012 final tax returns. Goodwill has been preliminarily allocated to the reporting units. Updates to the September 30, 2012 preliminary purchase price allocation of the Solutia acquisition during fourth quarter 2012 have been reflected in the Company's Consolidated Statements of Financial Position as of December 31, 2012 and are summarized in the table below. These updates were not material to the Company's financial position or results of operations for 2012. The following table summarizes the current purchase price allocation for the Solutia acquisition as of July 2, 2012, as previously reported at September 30, 2012, the net impact of revisions during the fourth quarter of 2012, and the resulting purchase price allocation for the Solutia acquisition as of July 2, 2012 as reported at December 31, 2012:

(Dollars in millions)	As of July 2, 2012 Previously Reported	Increase (Decrease)	As of July 2, 2012 As Updated
Current assets	$901	$19	$920
Properties and equipment	940	7	947
Intangible assets	1,807	(16)	1,791
Other noncurrent assets	612	2	614
Goodwill	1,965	265	2,230
Current liabilities	(461)	(1)	(462)
Long-term liabilities	(2,389)	(276)	(2,665)
Equity and cash consideration, net of $88 million cash acquired	$3,375	$—	$3,375

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The fair value of receivables acquired from Solutia on July 2, 2012 was $350 million, with gross contractual amounts receivable of $366 million. Acquired intangible assets are primarily customer relationships, trademarks, and developed technologies.  Long-term liabilities are primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other postretirement welfare plan obligations. The Company has finalized the acquisition accounting related to the transaction during fourth quarter 2012 with the exception of income taxes which are expected to be completed during the first half of 2013. Any adjustments for tax are not expected to have a material impact on the Company's financial position or results of operations.

The acquisition of Solutia broadens Eastman's global presence, facilitates growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expands Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, which represents the excess of the purchase price over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenues growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition has been allocated to certain of the Company's reportable segments. None of the goodwill is deducted for tax purposes.

(Dollars in millions)	Goodwill
Additives & Functional Products	$740
Advanced Materials	1,027
Specialty Fluids & Intermediates	463
Total	$2,230

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Properties acquired included a number of manufacturing, sales, and distribution sites and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations.  Management valued properties using the cost approach supported where available by observable market data which includes consideration of obsolescence.

Intangible assets acquired included a number of trademarks that are both business-to-business and business-to-consumer in nature, including Crystex®, Saflex®, and Llumar®.  Also acquired was technology related to products protected by a number of existing patents, patent applications, and trade secrets.  In addition to these intangible assets, the Company acquired a number of customer relationships in industries such as automotive tires and aviation. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer chemical companies.

(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$809	22
Developed technologies	440	13
Indefinite-lived intangible assets
Trademarks	542
Total	$1,791

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

Management also evaluated probable loss contingencies, including those for legal and environmental matters, as prescribed under applicable GAAP. Due to the lack of observable market inputs, assumed liabilities for environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 16, "Environmental Matters", for more information.

In 2012, the Company recognized $28 million in transaction costs, $16 million in integration costs, and $32 million in financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and financing costs are included in the "Other charges (income), net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  In 2012, there were $32 million in restructuring charges primarily for severance associated with the acquisition and integration of Solutia. As required by purchase accounting, the acquired inventories were marked to fair value. These inventories were sold in 2012 resulting in a $79 million increase in cost of sales, net of the LIFO impact of these inventories, primarily in third quarter 2012.

Beginning third quarter 2012, the Company's consolidated results of operations included the results of the acquired Solutia businesses.  Since the date of the acquisition, sales revenue of $969 million and an operating loss of $25 million from the acquired Solutia businesses have been included in the Company's consolidated results of operations for 2012. The operating loss includes the $79 million of additional costs of acquired inventories and $32 million in restructuring charges primarily for severance associated with the acquisition and integration of Solutia. The loss also includes $3 million in integration costs and asset impairments and restructuring charges of $35 million related to the termination of the Company's operating agreement at the acquired Solutia manufacturing facility in Sao Jose Dos Campos, Brazil. See Note 19, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

The unaudited pro forma financial results for years ended December 31, 2012 and 2011 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable prior annual reporting period presented.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Solutia depreciable fixed assets and definite-life amortizable assets acquired in the transaction.  The unaudited pro forma results also include adjustments to net interest expense and elimination of early debt extinguishment costs historically recorded by Solutia based upon the retirement of Solutia's debt and issuance of additional debt related to the transaction.  The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results, as well as the elimination of historical net changes in valuation allowances against certain deferred tax assets of Solutia.

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and OPEB plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

	For years ended December 31,
(Unaudited, dollars in millions)	2012	2011
Pro forma sales	$9,120	$9,275
Pro forma earnings from continuing operations	640	596

Unaudited pro forma earnings from continuing operations for 2011, the beginning of the comparable prior annual reporting period presented, have been adjusted to include certain items, such as financing, integration, transaction, and restructuring costs historically recorded by Eastman and Solutia directly attributable to the acquisition, which will not have an ongoing impact.  These items include transaction, integration, financing, and restructuring costs incurred by Eastman during 2012, as well as transaction costs of $45 million and expenses of $19 million for the accelerated vesting of stock-based compensation awards incurred by Solutia prior to its acquisition by Eastman.  Additionally, the unaudited pro forma financial results for 2011 have been adjusted to reflect the additional costs of acquired inventories. Accordingly, these non-recurring costs have been eliminated from unaudited pro forma earnings from continuing operations for 2012.

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed the acquisitions of Sterling Chemicals, Inc. ("Sterling") and Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex").  On August 9, 2011, Eastman acquired Sterling, a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers segment, including Eastman 168™ non-phthalate plasticizers, and acetic acid in the Specialty Fluids & Intermediates segment.  On September 1, 2011, in the Adhesives & Plasticizers segment, Eastman acquired Scandiflex, a manufacturer of plasticizers located in São Paulo, Brazil.  The acquisition of Scandiflex provided the Company additional access to Brazilian plasticizer markets.  The total purchase price for both acquisitions was $133 million, including a post-closing payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with these acquisitions were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  The table below shows the final fair value purchase price allocation for these acquisitions:

(Dollars in millions)
Current assets	$33
Properties and equipment	129
Intangible assets	11
Other noncurrent assets	20
Goodwill	33
Current liabilities	(23)
Long-term liabilities	(70)
Total purchase price	$133

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which has been accounted for as a business combination.  The acquired business was a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia, Chestertown, Maryland, and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition added differentiated, sustainably-advantaged products to Eastman's Adhesives & Plasticizers segment and enhances the Company's diversification into emerging geographic regions.

The total purchase price was approximately $160 million, including assumed debt of $5 million.  Transaction costs associated with the acquisition were expensed as incurred.  The table below shows the final fair value purchase price allocation for the Genovique acquisition:

(Dollars in millions)
Current assets	$48
Properties and equipment	33
Intangible assets	59
Other noncurrent assets	2
Goodwill	63
Current liabilities	(17)
Long-term liabilities	(28)
Total purchase price	$160

Acquired intangible assets consist of $44 million in established customer relationships, $14 million in trademarks, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trademarks have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, was attributed to the synergies between the acquired company and Eastman.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pro forma financial information for these acquisitions has not been presented due to the immaterial financial impact to the Company.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Sales	$—	$105	$849
Earnings before income taxes	—	17	20
Earnings from discontinued operations, net of tax	—	9	9
Gain from disposal of discontinued operations, net of tax	1	31	—

4.	INVENTORIES

	December 31,
(Dollars in millions)	2012	2011
At FIFO or average cost (approximates current cost)
Finished goods	$941	$777
Work in process	288	239
Raw materials and supplies	536	353
Total inventories	1,765	1,369
LIFO Reserve	(505)	(590)
Total inventories	$1,260	$779

Inventories valued on the LIFO method were approximately 60 percent and 70 percent of total inventories as of December 31, 2012 and 2011, respectively. December 31, 2012 inventories included inventories from the acquired Solutia businesses.

5.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2012	2011
Properties
Land	$181	$113
Buildings and building equipment	801	772
Machinery and equipment	8,461	7,176
Construction in progress	238	322
Properties and equipment at cost	$9,681	$8,383
Less: Accumulated depreciation	5,500	5,276
Net properties	$4,181	$3,107

Cumulative construction-period interest of $152 million and $148 million, reduced by accumulated depreciation of $91 million and $84 million, is included in net properties at December 31, 2012 and 2011, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest capitalized during 2012, 2011, and 2010 was $4 million, $9 million, and $3 million, respectively.

Depreciation expense related to continuing operations was $309 million, $261 million, and $238 million for 2012, 2011, and 2010, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Specialty Fluids & Intermediates	Other Segments	Total
Reported balance at December 31, 2010	$210	$105	$1	$56	$3	$375
Additions	1	33	—	—	1	35
Currency translation adjustments	—	(4)	—	—	—	(4)
Reported balance at December 31, 2011	$211	$134	$1	$56	$4	$406
Additions	740	—	1,027	463	—	2,230
Impairments	—	—	—	—	(1)	(1)
Currency translation adjustments	(6)	(1)	16	—	—	9
Reported balance at December 31, 2012	$945	$133	$1,044	$519	$3	$2,644
As a result of the purchase of Solutia during third quarter 2012 and the acquisitions during third quarter 2011, primarily Sterling and Scandiflex, the Company recorded goodwill of $2,230 million and $35 million, respectively.

Included in the reported balance for goodwill are accumulated impairment losses of $46 million at December 31, 2012, and $45 million at both December 31, 2011 and December 31, 2010.

		December 31, 2012			December 31, 2011
(Dollars in millions)	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	15-25	$869	$29	$840	$51	$6	$45
Technology	7-17	454	21	433	18	2	16
Other	5-20	4	—	4	11	—	11

Indefinite-lived intangible assets:
Trademarks		572	—	572	29	—	29
Total identified intangible assets		$1,899	$50	$1,849	$109	$8	$101

As a result of the purchase of Solutia during third quarter 2012, the Company recorded intangible assets of $1,791 million, primarily for customer relationships, trademarks, and developed technology. As a result of the acquisitions during third quarter 2011, primarily Sterling and Dynaloy, $22 million was recorded for intangible assets primarily for perpetual air emission credits and customer relationships.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense of definite-lived intangible assets related to continuing operations was $42 million, $4 million, and $2 million for 2012, 2011, and 2010, respectively. Estimated amortization expense for future periods is $79 million in each year for 2013 through 2017.

See Note 2, "Acquisitions and Investments in Joint Ventures", for further details regarding the acquisitions of Solutia, Genovique, Sterling, Scandiflex, and Dynaloy.

7.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2012 and 2011 was approximately $23 million and $28 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets.  These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  In fourth quarter 2010, the Company entered into a joint venture with 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.  In 2012, the Company entered into a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China. The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014. At December 31, 2012 and 2011, the Company's investment in these joint ventures was approximately $65 million and $34 million, respectively.

8.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2012	2011
Trade creditors	$723	$529
Accrued payrolls, vacation, and variable-incentive compensation	171	146
Accrued taxes	76	40
Post-employment obligations	62	58
Interest payable	59	26
Environmental contingent liabilities, current portion	35	—
Other	234	162
Total payables and other current liabilities	$1,360	$961

The current portion of post-employment obligations is an estimate of 2013 payments. Included in "Other" above are certain accruals for payroll deductions and employee benefits, the current portion of hedging liabilities, the current portion of reserves for discontinued businesses, and other payables and accruals.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PROVISION FOR INCOME TAXES

Components of earnings from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Earnings from continuing operations before income taxes
United States	$651	$717	$465
Outside the United States	(9)	163	153
Total	$642	$880	$618
Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$123	$165	$115
Deferred	95	66	29
Outside the United States
Current	27	20	29
Deferred	(51)	16	16
State and other
Current	14	16	18
Deferred	(2)	(9)	(5)
Total	$206	$274	$202

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive loss in stockholders' equity.

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Unrecognized losses and prior service credits for benefit plans	$(7)	$(16)	$(15)
Cumulative translation adjustment	1	—	2
Unrealized gains (losses) on cash flow hedges	(27)	(11)	(6)
Total	$(33)	$(27)	$(19)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Continuing operations	$206	$274	$202
Discontinued operations	—	27	10
Other comprehensive income	(33)	(27)	(19)
Total	$173	$274	$193

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Amount computed using the statutory rate	$226	$308	$216
State income taxes, net	8	2	8
Foreign rate variance	(12)	(21)	(11)
Domestic manufacturing deduction	(12)	(17)	(14)
Change in reserves for tax contingencies	(12)	—	—
General business credits	—	(5)	(4)
Other	8	7	7
Provision for income taxes	$206	$274	$202

The 2012 effective tax rate of 32 percent reflects a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

The 2011 effective tax rate of 31 percent reflected an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

The 2010 effective tax rate of 33 percent reflected a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2012	2011
Deferred tax assets
Post-employment obligations	$715	$562
Net operating loss carryforwards	630	87
Tax credit carryforwards	230	—
Environmental reserves	145	—
Other	82	27
Total deferred tax assets	1,802	676
Less valuation allowance	(215)	(42)
Deferred tax assets less valuation allowance	$1,587	$634
Deferred tax liabilities
Depreciation	$(951)	$(793)
Inventory reserves	(666)	(44)
Total deferred tax liabilities	$(1,617)	$(837)
Net deferred tax liabilities	$(30)	$(203)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$34	$2
Other noncurrent assets	30	18
Payables and other current liabilities	(3)	(13)
Deferred income tax liabilities	(91)	(210)
Net deferred tax liabilities	$(30)	$(203)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $577 million at December 31, 2012.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $25 million at December 31, 2012 has been provided against the deferred tax asset resulting from these operating loss carryforwards.

December 31, 2012, foreign net operating loss carryforwards totaled $415 million.  Of this total, $126 million will expire in 3 to 20 years; and $289 million have no expiration date.

At December 31, 2012, federal net operating loss carryforwards of approximately $1,250 million were available to offset future taxable income, which expire from 2023 to 2029. At December 31, 2012, foreign tax credit carryforwards of $187 million were available to reduce possible future U.S. income taxes and which expire from 2018 to 2021.

A full valuation allowance of $51 million has been provided against the U.S. deferred tax assets for the capital loss carryforward and $88 million for Solutia's state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized or the related statute expires.

As a result of the acquisition transaction, Solutia realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. Management does not currently expect this change to significantly limit the Company's ability to utilize Solutia's U.S. net operating loss or foreign tax credit carryforwards estimated to be approximately $1,200 million and $187 million, respectively, at December 31, 2012.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2012	2011
Miscellaneous receivables	$38	$5
Payables and other current liabilities	$44	$8
Other long-term liabilities	68	10
Total income taxes payable	$112	$18

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in millions)	2012	2011	2010
Balance at January 1	$10	$9	$6
Additions based on tax positions related to current year	—	1	5
Additions based on Solutia acquisition	67	—	—
Lapse of statute of limitations	(5)	—	(2)
Settlements	(7)	—	—
Balance at December 31	$65	$10	$9

As of December 31, 2012, 2011, and 2010, $65 million, $10 million, and $9 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense.  As of January 1, 2012, the Company had accrued a liability of approximately $1 million for interest, net of tax and had no accrual for tax penalties.  During 2012, the Company's acquisition of Solutia resulted in an addition of $4 million in accrued interest, net of tax, and an addition of $3 million in accrued penalties, net of tax. The Company recognized $1 million of expense for interest, net of tax and no penalties associated with unrecognized tax benefits, offset by $1 million of income for interest, net of tax, associated with favorable audit settlements. At December 31, 2012, the Company had accrued balances of $5 million for interest, net of tax benefit and $3 million for penalties, net of tax benefit.

As of January 1, 2011, the Company had accrued a liability of approximately $1 million for interest, net of tax and had no accrual for tax penalties. During 2011, the Company recognized no income for interest, net of tax and no penalties associated with unrecognized tax benefits. At December 31, 2011, the Company had accrued balances of $1 million for interest, net of tax benefit and no penalties.

The Company files income tax returns in the United States and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2006.

It is reasonably possible that within the next twelve months, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $26 million. There are no unrecognized tax benefits that would not affect the effective tax rate.

10.	BORROWINGS

	December 31,
(Dollars in millions)	2012	2011
Borrowings consisted of:
7% notes due 2012	$—	$147
3% debentures due 2015	250	250
2.4% notes due 2017	997	—
6.30% notes due 2018	174	176
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
3.6% notes due 2022	893	—
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	—
Credit facility borrowings	950	—
Other	4	6
Total borrowings	4,783	1,598
Borrowings due within one year	4	153
Long-term borrowings	$4,779	$1,445

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

At December 31, 2012, the Company had repaid $250 million of borrowings under the Term Loan. The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012, when the Term Loan was entered into.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into a $2.3 billion Bridge Loan Agreement on February 29, 2012 ("Bridge Loan"). As a result of the issuance of $2.4 billion of notes during second quarter 2012, no amounts were borrowed under the Bridge Loan. The Bridge Loan was terminated on June 5, 2012.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At December 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement (the "A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility. The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012 and $100 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Statements of Cash Flows.

The Revolving Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Substantially all of the amounts under these facilities were available for borrowing as of December 31, 2012 and as of December 31, 2011.  The Company would not violate applicable covenants as of December 31, 2012 and as of December 31, 2011 even if the total available amounts of the facilities had been drawn.

During second quarter 2012, the Company repaid the $146 million of 7% notes that matured in April 2012.

Fair Value of Borrowings

The Company has determined that its long-term borrowings at December 31, 2012 and December 31, 2011 were classified in the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies".  The fair value for fixed-rate borrowings is based on current market prices and is classified in level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, equals the carrying value and is classified within level 2.

		Fair Value Measurements at December 31, 2012
(Dollars in millions)	Recorded Amount December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,165	$4,215	$950	$—

		Fair Value Measurements at December 31, 2011
(Dollars in millions)	Recorded Amount December 31, 2011	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$1,445	$1,656	$1,656	$—	$—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	EARLY DEBT EXTINGUISHMENT COSTS

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

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro, British pound, and Japanese yen) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The MTM gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

Commodity Hedging

Raw material and energy sources used by the Company and sales of certain commodity products by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate short-term fluctuations in market prices for propane, ethane, paraxylene, natural gas, and ethylene, the Company enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales (for commodity purchases) and sales (for commodity sales) in the period during which the hedged transaction affects earnings.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

From time to time, the Company also utilizes interest rate derivative instruments, primarily forwards, to hedge the Company's exposure to movements in interest rates prior to anticipated debt offerings.  These instruments are designated as cash flow hedges and are typically 100 percent effective.  As a result, there is no current impact on earnings due to hedge ineffectiveness.

The MTM gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the term of the related debt instruments.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of December 31, 2012 and December 31, 2011, the Company had no fair value hedges.

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

As of December 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €480 million (approximately $635 million equivalent) and ¥3.2 billion (approximately $35 million equivalent), respectively, the total notional volume for contract ethylene sales was approximately 3 million barrels, and the total notional volume hedged for feedstock was approximately 3 million barrels.  The Company had no hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at December 31, 2012.

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

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$28	$—	$28	$—
Derivative Liabilities	(24)	—	(19)	(5)
	$4	$—	$9	$(5)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements at December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$34	$—	$34	$—
Derivative Liabilities	(23)	—	(23)	—
	$11	$—	$11	$—

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

The Company holds Level 3 assets for commodity hedges.  The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms.  All Level 3 hedges will mature in the current year.  The Company determines the fair value of paraxylene derivative forward contracts based on related inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets, and which influence the actual forward price of the commodity.  Due to the fact that the forward price of the commodity itself is considered unobservable, the Company has categorized these forward contracts as Level 3. The Company determines the fair value of ethylene derivative forward contracts using an average of unadjusted forward ethylene prices provided by industry recognized experts to value its ethylene positions.

The table below presents a rollforward of activity for these assets for the period ended December 31, 2012:

	Level 3 Assets
(Dollars in millions)	Total	Commodity Contracts
Beginning balance at January 1, 2012	$—	$—
Realized gain (loss)	(4)	(4)
Change in unrealized gain (loss)	(5)	(5)
Purchases, sales and settlements	4	4
Transfers (out) in of Level 3	—	—
Ending balance at December 31, 2012	$(5)	$(5)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of December 31, 2012 and December 31, 2011.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	December 31, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Other current assets	$7	$1
Commodity contracts	Other noncurrent assets	—	1
Foreign exchange contracts	Other current assets	8	20
Foreign exchange contracts	Other noncurrent assets	13	12
		$28	$34

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	December 31, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$13	$8
Foreign exchange contracts	Payables and other current liabilities	8	7
Foreign exchange contracts	Other long-term liabilities	3	7
Forward starting interest rate swap contracts	Payables and other current liabilities	—	1
		$24	$23

Derivatives' Hedging Relationships

(Dollars in millions)		Amount of gain/ (loss) recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of gain/(loss) recognized in Income on Derivatives	December 31, 2012	December 31, 2011
Interest rate contracts	Net interest expense	$—	$1
		$—	$1

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Commodity contracts	$—	$(6)	Cost of sales	$(22)	$—
Foreign exchange contracts	(15)	12	Sales	38	—
Forward starting interest rate swap contracts	(28)	(26)	Interest Expense	(5)	—
	$(43)	$(20)		$11	$—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

At December 31, 2012 and 2011, pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $75 million in losses and $4 million in losses, respectively.  In 2012, losses on forward starting interest rate swaps included settlement of those related to the issuance of debt for the Solutia acquisition.  Included in accumulated other comprehensive loss at December 31, 2011 are losses associated with forward starting interest rate swaps monetized in fourth quarter 2011.  In 2011, losses on forward starting interest rate swaps and commodity contracts more than offset gains on foreign exchange contracts.  If realized, approximately $11 million in pre-tax losses will be reclassified into earnings during the next 12 months due to losses amortized into earnings from forward-starting interest rate swaps and losses on commodity contracts, partially offset by gains on foreign exchange contracts.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  For 2012, the ineffective portion of the Company's qualifying hedges was $2 million.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2011.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $5 million and $1 million net gain on nonqualifying derivatives during 2012 and 2011, respectively.

13.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code.  Eastman anticipates that it will make a contribution to the EIP/ESOP for the 2012 plan year for substantially all U.S. employees equal to 5 percent of their eligible compensation for that year.  Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 2,410,806; 2,525,114; and 2,763,982 shares as of December 31, 2012, 2011, and 2010, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In July 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $40 million, $38 million, and $35 million for 2012, 2011, and 2010, respectively.

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT WELFARE PLANS

Beginning January 1, 2012, the Company elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans as described in Note 1, "Significant Accounting Policies" and Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

Pension Plans:

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension plans.  Prior to the acquisition, the U.S. plans had been closed to new participants and were no longer accruing additional benefits.  In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's U.S. defined benefit pension plan.  Prior to the acquisition, the plan had been closed to new participants and was no longer accruing additional benefits.  For more information on these acquisitions, see Note 2, "Acquisitions and Investments in Joint Ventures".

Benefits are paid to employees from trust funds.  Contributions to the trust funds are made as permitted by laws and regulations.  The pension trust funds do not directly own any of the Company's common stock.

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

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's postretirement welfare plans which included a voluntary employees' beneficiary association ("VEBA") retiree trust.  In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's postretirement welfare plan.  For more information on these acquisitions, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2012 and 2011, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary of Changes

	Pension Plans				Postretirement Welfare Plans
	2012		2011		2012	2011
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,531	$257	$1,362	$259	$881	$827
Service cost	40	8	39	6	10	9
Interest cost	86	19	71	16	45	44
Actuarial loss (gain)	196	88	70	(13)	93	38
Curtailment gain	—	—	—	—	—	(2)
Settlement	—	—	(7)	—	—	—
Acquisitions	727	291	142	—	167	6
Plan amendments and other	—	—	—	(2)	(3)	—
Plan participants' contributions	—	1	—	1	16	14
Effect of currency exchange	—	21	—	(2)	—	—
Federal subsidy on benefits paid	—	—	—	—	2	—
Benefits paid	(114)	(13)	(146)	(8)	(71)	(55)
Benefit obligation, end of year	$2,466	$672	$1,531	$257	$1,140	$881
Change in plan assets:
Fair value of plan assets, beginning of year	$1,003	$276	$925	$253	$55	$52
Actual return on plan assets	171	54	24	21	13	1
Effect of currency exchange	—	17	—	(3)	—	—
Company contributions	128	21	113	12	38	36
Reserve for third party contributions	—	—	—	—	(5)	7
Plan participants' contributions	—	1	—	1	16	14
Benefits paid	(114)	(13)	(146)	(8)	(71)	(55)
Federal subsidy on benefits paid	—	—	—	—	2	—
Settlements	—	—	(7)	—	—	—
Acquisitions	514	240	94	—	162	—
Fair value of plan assets, end of year	$1,702	$596	$1,003	$276	$210	$55
Funded status at end of year	$(764)	$(76)	$(528)	$19	$(930)	$(826)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent asset	$—	$11	$—	$24	$7	$—
Current liability	(3)	(1)	(3)	—	(42)	(42)
Noncurrent liability	(761)	(86)	(525)	(5)	(895)	(784)
Net amount recognized, end of year	$(764)	$(76)	$(528)	$19	$(930)	$(826)
Accumulated benefit obligation	$2,387	$603	$1,448	$240
Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	$(22)	$—	$(26)	$—	$(83)	$(99)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in projected benefit obligation and change in net assets in 2012 reflects the impact of the defined benefit pension plans and the other postretirement welfare plans of the Solutia acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

The change in projected benefit obligation and change in net assets in 2011 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

Components of net periodic benefit cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Welfare Plans
	2012		2011		2010		2012	2011	2010
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$40	$8	$39	$6	$38	$6	$10	$9	$9
Interest cost	86	19	71	16	70	15	45	44	44
Expected return on assets	(103)	(24)	(82)	(18)	(71)	(14)	(5)	(2)	(3)
Curtailment (gain)/charge (1)	—	—	—	—	4	—	—	(7)	—
Amortization of:
Prior service cost/(credit)	(4)	—	(14)	1	(16)	—	(19)	(21)	(23)
Mark-to-market adjustment (2)	128	58	128	(14)	45	(20)	90	33	38
Net periodic benefit cost	$147	$61	$142	$(9)	$70	$(13)	$121	$56	$65
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain (3)	$—	$—	$—	$—	$(2)	$—	$—	$(5)	$—
Current year prior service credit	—	—	—	2	—	—	3	—	—
Amortization of:
Prior service cost/(credit)	(4)	—	(14)	1	(16)	—	(19)	(21)	(23)
Total	$(4)	$—	$(14)	$3	$(18)	$—	$(16)	$(26)	$(23)

(1)
Includes $2 million charge in 2010 and $7 million gain in 2011 for the Performance Polymers segment that was sold January 31, 2011 and included in discontinued operations.  For more information, see Note 3, "Discontinued Operations".

(2)	Includes MTM adjustments for discontinued operations for 2010 of $5 million for a U.S. pension plan and $5 million for a postretirement welfare plan.

(3)	For the Performance Polymers segment that was sold January 31, 2011 and included in discontinued operations. For more information, see Note 3, "Discontinued Operations".

Net periodic benefit cost in 2012 reflects the impact on the defined benefit pension plans and the other postretirement welfare plans of the Solutia acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

Net periodic benefit cost in 2011 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

The estimated prior service credit for the U.S. pension plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2013 is $4 million. The estimated prior service credit for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2013 is $20 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement welfare plans are provided in the following tables.

	Pension Plans						Postretirement Welfare Plans
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	2012		2011		2010		2012	2011	2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.72%	4.16%	4.88%	5.48%	5.26%	5.71%	3.91%	4.96%	5.33%
Rate of compensation increase	3.50%	3.49%	3.50%	3.82%	3.50%	4.15%	3.50%	3.50%	3.50%
Health care cost trend
Initial							8.00%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2019	2018	2017
Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2012		2011		2010		2012	2011	2010
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.50%	5.06%	5.21%	5.71%	5.72%	5.81%	4.73%	5.33%	5.76%
Expected return on assets	8.12%	6.17%	8.45%	6.40%	8.75%	6.41%	3.75%	—%	—%
Rate of compensation increase	3.50%	3.65%	3.50%	4.15%	3.50%	4.21%	3.50%	3.50%	3.50%
Health care cost trend
Initial							8.00%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2018	2017	2016

An eight percent rate of increase in per capita cost of covered health care benefits is assumed for 2013.  The rate is assumed to decrease gradually to five percent in 2019 and remain at that level thereafter.  A one percent increase or decrease in health care cost trend would have had no material impact on the 2012 service and interest costs or the 2012 benefit obligation, because the Company's contributions for benefits are fixed.

The fair value of plan assets for the U.S. pension plans at December 31, 2012 and 2011 was $1,702 million and $1,003 million, respectively, while the fair value of plan assets at December 31, 2012 and 2011 for non-U.S. pension plans was $596 million and $276 million, respectively.  At December 31, 2012 and 2011, the expected weighted-average long-term rate of return on the U.S. pension plans assets was 7.98 percent and 8.44 percent, respectively.  The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 5.90 percent and 6.44 percent at December 31, 2012 and 2011, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the defined pension plans assets as of December 31, 2012 and 2011.

(Dollars in millions)			Fair Value Measurements at December 31, 2012
Description	December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$45	$12	$45	$12	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	355	1	56	—	299	1	—	—
Fixed Income (Non-U.S.)	—	281	—	—	—	281	—	—
Fixed Income (Global)	—	13	—	—	—	13	—	—
U.S. Treasury Securities	39	—	—	—	39	—	—	—
Public Equity Funds (3):
United States	640	31	39	—	601	31	—	—
Non-U.S.	244	80	16	—	228	80	—	—
Non-U.S. Commodities Funds	—	9	—	7	—	2	—	—
Global	—	88	—	—	—	88	—	—
Other (4):
Private Equity, Real Estate Funds, and Other Alternative Investments	379	52	—	—	—	25	379	27
Multi-Asset Common Collective Trusts	—	29	—	—	—	29	—	—
Total	$1,702	$596	$156	$19	$1,167	$550	$379	$27

(1)
Cash & Cash Equivalents: The carrying amounts of cash and cash equivalents are valued at $1 per unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest bearing accounts.

(2)
Debt: The underlying fixed income investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

(3)
Public Equity: The underlying equity investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

(4)
Other: The underlying investments in this category are held in private investment funds. These investments are valued based on the net asset value provided by the management of each private investment fund, adjusted as appropriate, for any lag between the date of the financial reports and the measurement date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)			Fair Value Measurements at December 31, 2011
Description	December 31, 2011		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$7	$2	$7	$2	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	80	—	50	—	30	—	—	—
Fixed Income (Non-U.S.)	—	147	—	—	—	147	—	—
Fixed Income (Global)	—	8	—	—	—	8	—	—
U.S. Treasury Securities	36	—	—	—	36	—	—	—
Public Equity Funds (3):
United States	386	21	32	—	354	21	—	—
Non-U.S.	138	58	12	—	126	58	—	—
Non-U.S. Commodities Funds	—	6	—	5	—	1	—	—
Global	—	3	—	—	—	3	—	—
Other (4):
Private Equity, Real Estate Funds, and Other Alternative Investments	356	31	—	—	—	11	356	20
Total	$1,003	$276	$101	$7	$546	$249	$356	$20

The following chart reflects the fair value of the postretirement welfare plan assets as of December 31, 2012. The postretirement welfare plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Welfare Assets:
Cash & Cash Equivalents (1)	$10	$10	$—	$—
Debt (2):
Fixed Income (U.S.)	143	—	143	—
Fixed Income (Non-U.S.)	3	—	3	—
U.S. Treasury Securities	1	—	1	—
Total	$157	$10	$147	$—

(1)
Cash & Cash Equivalents: The carrying amounts of cash and cash equivalents are valued at $1 per unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest bearing accounts.

(2)
Debt: The underlying fixed income investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

(3)
Public Equity: The underlying equity investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

(4)
Other: The underlying investments in this category are held in private investment funds. These investments are valued based on the net asset value provided by the management of each private investment fund, adjusted as appropriate, for any lag between the date of the financial reports and the measurement date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Pension Plans				Non-U.S. Pension Plans
(Dollars in millions)	Private Equity	Real Estate	Other Alternative Investments(1)	Total	Real Estate		Other Alternative Investments(1)	Total
Balance at December 31, 2010	$129	$101	$94	$324	$5		$15	$20
Distributions	(30)	(7)	(25)	(62)	—		—	—
Unrealized gains/(losses)	23	9	15	47	—		—	—
Purchases, contributions, and other	28	10	9	47	—		—	—
Balance at December 31, 2011	150	113	93	356	5		15	20
Distributions	(32)	(12)	(24)	(68)	—		—	—
Unrealized gains/(losses)	20	8	11	39	—	—	7	7
Purchases, contributions, and other	32	10	10	52	—		—	—
Balance at December 31, 2012	$170	$119	$90	$379	$5		$22	$27

(1)	Primarily consists of natural resource and energy related limited partnership investments.

The following chart reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement welfare plans for 2013 and the asset allocation at December 31, 2012 and 2011, by asset category. The postretirement welfare plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Welfare Plan
	Target Allocation	Plan Assets at December 31, 2012	Plan Assets at December 31, 2011	Target Allocation	Plan Assets at December 31, 2012	Plan Assets at December 31, 2011	Target Allocation	Plan Assets at December 31, 2012
Asset category
Equity securities	55%	52%	52%	34%	35%	32%	—%	—%
Debt securities	27%	26%	13%	51%	51%	57%	100%	100%
Real estate	6%	7%	11%	4%	3%	—%	—%	—%
Other investments(1)	12%	15%	24%	11%	11%	11%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%

(1)	U.S. primarily consists of private equity and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of an annuity contract and alternative investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits.  A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan.  The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges.  The plans use a number of investment approaches including investments in equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation.  The U.S. plan also invests in private equity and other funds.  Diversification is created through investment across various asset classes, geographies, fund managers and individual securities.  This investment process provides for a well-diversified portfolio with no significant concentration of risk.  The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's defined benefit pension and other postretirement benefit plans. The investment strategy with respect to Solutia's defined benefit pension assets is to maintain an asset allocation that is diversified among multiple asset classes, and among multiple managers within each asset class, in order to minimize the risk of large losses and to maximize the long-term risk-adjusted rate of return. The investment strategy with respect to Solutia's other postretirement benefits plan is to invest in a short-term, well diversified, high quality investment instruments, with a primary objective of capital preservation.

In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's defined benefit pension plan.  The investment strategy with respect to Sterling's defined benefit pension assets is to invest the assets in accordance with applicable laws and regulations.  The long-term primary objectives for the pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk, and protect the assets from erosion; (2) provide investment results that meet or exceed the plan's actuarially assumed long-term rate of return; and (3) move to matching the duration of the liabilities and assets of the plan to reduce potential risk.

The expected rate of return for all plans was determined primarily by modeling the expected long-term rates of return for the categories of investments held by the plans and the targeted allocation percentage against various potential economic scenarios.

The Company funded its U.S. defined benefit pension plans in the amount of $124 million in 2012 and $102 million in 2011.

Benefits expected to be paid from pension plans and benefits, net of participant contributions, expected to be paid for postretirement welfare obligations are as follows:

	Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	U.S.	Non-U.S.
2013	$218	$18	$70
2014	213	20	69
2015	214	21	69
2016	207	22	68
2017	199	23	66
2018-2022	884	128	334

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	ACCOUNTING METHODOLOGY CHANGE FOR PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

As previously reported on March 7, 2012, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The current method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Eastman management believes that this change in accounting improves transparency of reporting of its operating results by recognizing the effects of economic and interest rate trends on pension and OPEB plan investments and assumptions in the year these actuarial gains and losses are incurred.  Historically, Eastman has recognized pension and OPEB actuarial gains and losses annually in its Consolidated Statements of Financial Position as Accumulated Other Comprehensive Income and Loss as a component of Stockholders' Equity, and then amortized these gains and losses each period in its Consolidated Statements of Earnings.  The expected return on assets component of Eastman's pension expense has historically been calculated using a five-year smoothing of asset gains and losses, and the gain or loss component of pension and OPEB expense has historically been based on amortization of actuarial gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.  Under the current method of accounting, these gains and losses are measured annually at the plan's December 31 measurement date and recorded as an MTM adjustment during the fourth quarter of each year, and any quarters in which an interim remeasurement is triggered.  This methodology is preferable under GAAP since it aligns more closely with fair value principles and does not delay the recognition of gains and losses into future periods.  The current method has been retrospectively applied to the financial results of all periods presented.

Under the current method of accounting, Eastman's pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions for discount rates and the differences between actual and expected returns on plan assets.  Any interim remeasurement triggered by a curtailment, settlement, or significant plan change is recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.

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

The cumulative effect of the change in accounting for pension and OPEB plans was a decrease in Retained Earnings as of December 31, 2010 (the most recent measurement date prior to the change) of $626 million, and an equivalent increase in Accumulated Other Comprehensive Income, leaving total stockholders' equity unchanged.  See Note 13, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying consolidated financial statements:

Condensed Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings

	For Year Ended December 31, 2012
(Dollars in millions, except per share amounts)	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales (1)	$6,192	$148	$6,340
Gross profit	1,910	(148)	1,762
Selling, general and administrative expenses (1)	600	44	644
Research and development expenses (1)	190	8	198
Operating earnings	1,000	(200)	800
Other charges (income), net	6	2	8
Earnings from continuing operations before income taxes	851	(202)	649
Provision for income taxes from continuing operations	275	(69)	206
Earnings from continuing operations	576	(133)	443
Net earnings	577	(133)	444
Net earnings attributable to Eastman	570	(133)	437
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	569	(133)	436
Net earnings attributable to Eastman stockholders	570	(133)	437
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$3.91	$(0.92)	$2.99
Earnings from discontinued operations	0.01	—	0.01
Basic earnings per share attributable to Eastman	3.92	(0.92)	3.00
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$3.81	$(0.89)	$2.92
Diluted earnings per share attributable to Eastman	3.82	(0.89)	2.93
Comprehensive Income
Net earnings including noncontrolling interest	$577	$(133)	$444
Amortization of unrecognized prior service credits included in net periodic costs (2)	(146)	133	(13)
Total other comprehensive loss, net of tax	(148)	133	(15)
Comprehensive income including noncontrolling interest	429	—	429
Comprehensive income attributable to Eastman	422	—	422
Retained Earnings
Retained earnings at beginning of period	$3,436	$(676)	$2,760
Net earnings attributable to Eastman	570	(133)	437
Retained earnings at end of period	3,847	(809)	3,038

(1)	Includes MTM adjustment for pension and OPEB plans actuarial net losses of $276 million.

(2)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings

	For Year Ended December 31, 2011
(Dollars in millions, except per share amounts)	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales (1)	$5,538	$71	$5,609
Gross profit	1,640	(71)	1,569
Selling, general and administrative expenses (1)	469	12	481
Research and development expenses (1)	158	1	159
Operating earnings	1,021	(84)	937
Earnings from continuing operations before income taxes	965	(84)	881
Provision for income taxes from continuing operations	307	(33)	274
Earnings from continuing operations	658	(51)	607
Earnings from discontinued operations, net of tax	8	1	9
Net earnings	697	(50)	647
Net earnings attributable to Eastman	696	(50)	646
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	657	(51)	606
Net earnings attributable to Eastman stockholders	696	(50)	646
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$4.70	$(0.36)	$4.34
Earnings from discontinued operations	0.28	0.01	0.29
Basic earnings per share attributable to Eastman	4.98	(0.35)	4.63
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$4.59	$(0.35)	$4.24
Earnings from discontinued operations	0.27	0.01	0.28
Diluted earnings per share attributable to Eastman	4.86	(0.34)	4.52
Comprehensive Income
Net earnings including noncontrolling interest	$697	$(50)	$647
Amortization of unrecognized prior service credits included in net periodic costs (2)	(71)	50	(21)
Total other comprehensive loss, net of tax	(106)	50	(56)
Comprehensive income including noncontrolling interest	591	—	591
Comprehensive income attributable to Eastman	590	—	590
Retained Earnings
Retained earnings at beginning of period	$2,879	$(626)	$2,253
Net earnings attributable to Eastman	696	(50)	646
Retained earnings at end of period	3,436	(676)	2,760

(1)	Includes MTM adjustment for pension and OPEB plans actuarial net losses of $144 million.

(2)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings

	For Year Ended December 31, 2010
(Dollars in millions, except per share amounts)	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales (1)	$4,368	$15	$4,383
Gross profit	1,474	(15)	1,459
Selling, general and administrative expenses (1)	431	3	434
Operating earnings	862	(18)	844
Earnings from continuing operations before income taxes	638	(18)	620
Provision for income taxes from continuing operations	211	(9)	202
Earnings from continuing operations	427	(9)	418
Earnings from discontinued operations, net of tax	13	(4)	9
Net earnings	440	(13)	427
Net earnings attributable to Eastman	438	(13)	425
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	425	(9)	416
Earnings from discontinued operations, net of tax	13	(4)	9
Net earnings attributable to Eastman stockholders	438	(13)	425
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$2.95	$(0.07)	$2.88
Earnings from discontinued operations	0.09	(0.02)	0.07
Basic earnings per share attributable to Eastman	3.04	(0.09)	2.95
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$2.88	$(0.07)	$2.81
Earnings from discontinued operations	0.08	(0.01)	0.07
Diluted earnings per share attributable to Eastman	2.96	(0.08)	2.88
Comprehensive Income
Net earnings including noncontrolling interest	$440	$(13)	$427
Amortization of unrecognized prior service credits included in net periodic costs (2)	(39)	13	(26)
Total other comprehensive loss, net of tax	(47)	13	(34)
Comprehensive income including noncontrolling interest	393	—	393
Comprehensive income attributable to Eastman	391	—	391
Retained Earnings
Retained earnings at beginning of period	$2,570	$(613)	$1,957
Net earnings attributable to Eastman	438	(13)	425
Retained earnings at end of period	2,879	(626)	2,253

(1)	Includes MTM adjustment for pension and OPEB plans actuarial net losses of $53 million.

(2)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position

	December 31, 2012
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Retained earnings	$3,847	$(809)	$3,038
Accumulated other comprehensive income (loss)	(686)	809	123

	December 31, 2011
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Retained earnings	$3,436	$(676)	$2,760
Accumulated other comprehensive income (loss)	(538)	676	138

Condensed Consolidated Statements of Cash Flows

	For Year Ended December 31, 2012
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Net earnings (loss) including noncontrolling interest	$577	$(133)	$444
Provision (benefit) for deferred income taxes	117	(69)	48
Pension and other postretirement contributions (in excess of) less than expenses	17	133	150
Other items, net	(111)	69	(42)

	For Year Ended December 31, 2011
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Net earnings (loss) including noncontrolling interest	$697	$(50)	$647
Provision (benefit) for deferred income taxes	11	(33)	(22)
Pension and other postretirement contributions (in excess of) less than expenses, net (1)	(65)	50	(15)
Other items, net (1)	44	33	77

(1)	Updated to reflect first quarter 2012 presentation of cash flows from operating activities.

	For Year Ended December 31, 2010
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Net earnings (loss) including noncontrolling interest	$440	$(13)	$427
Provision (benefit) for deferred income taxes	59	(12)	47
Pension and other postretirement contributions (in excess of) less than expenses, net (1)	(1)	13	12
Other items, net (1)	3	12	15

(1)	Updated to reflect first quarter 2012 presentation of cash flows from operating activities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at December 31, 2012, totaling approximately $2.8 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $205 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.  Rental expense, net of sublease income, was $61 million, $48 million, and $39 million in 2012, 2011, and 2010, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total
2013	$—	$4	$174	$390	$47	$615
2014	—	170	162	493	34	859
2015	250	270	162	407	27	1,116
2016	—	330	154	269	23	776
2017	997	180	142	260	21	1,600
2018 and beyond	2,582	—	1,142	952	55	4,731
Total	$3,829	$954	$1,936	$2,771	$207	$9,697

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

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at December 31, 2012 totaled $110 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

16.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies".  The Company's total reserve for environmental contingencies was $394 million and $39 million at December 31, 2012 and 2011, respectively.  At December 31, 2012 and 2011, this reserve included $8 million and $6 million, respectively, related to sites previously closed and impaired by Eastman, as well as sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites. Amounts at December 31, 2012 included environmental contingencies assumed in the acquisition of Solutia on July 2, 2012. See Note 2, "Acquisitions and Investments in Joint Ventures".

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $365 million to the maximum of $623 million and from the minimum or best estimate of $11 million to the maximum of $29 million at December 31, 2012 and 2011, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both December 31, 2012 and 2011.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs were $29 million and $28 million at December 31, 2012 and 2011, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other charges (income), net, and are summarized below:

(Dollars in millions)
Balance at December 31, 2011	$11
Assumed remediation reserve from acquisition of Solutia	368
Net charges taken	1
Cash reductions	(15)
Balance at December 31, 2012	$365

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2012	2011
Environmental contingent liabilities, current	$35	$—
Environmental contingent liabilities, long-term	359	39
Total	$394	$39

On July 2, 2012, as described in Note 2, "Acquisitions and Investments in Joint Ventures", the Company completed the acquisition of Solutia, resulting in a $368 million increase to the Company's reserve for remediation costs and $1 million in additional asset retirement obligation costs. Included in the additional remediation reserve are costs associated with damages to natural resources. The additional environmental remediation reserve includes costs of $149 million and $107 million related to the Anniston, Alabama and the Sauget, Illinois plant sites, respectively.

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $45 million had been paid for costs at the Shared Sites as of December 31, 2012. As of December 31, 2012, an additional $229 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

During third quarter 2011, as described in Note 2, "Acquisitions and Investments in Joint Ventures" the Company completed the acquisitions of Sterling and Scandiflex, resulting in a $4 million increase to the reserve for environmental contingencies consisting of an additional $1 million in environmental asset retirement obligation costs and a minimum or best estimate of $3 million to a maximum of $4 million of estimated future environmental expenditures for remediation.

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
The Company's cash expenditures related to environmental protection and improvement were $262 million, $219 million, and $200 million in 2012, 2011, and 2010, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $34 million and $35 million in expenditures for engineering and construction in 2012 and 2011, respectively. Expenditures in 2012 also included costs and expenditures in the second half of the year for sites acquired in the acquisition of Solutia.

In fourth quarter 2012, the Company recognized asset impairments of $17 million due to a change in approach to address recently finalized boiler air emissions regulations. See Note 19, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2012, 2011, and 2010 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2009	2	661	1,957	228	(1,335)	1,513	27	1,540
Net Earnings	—	—	425	—	—	425	2	427
Cash Dividends Declared (1)	—	—	(129)	—	—	(129)	—	(129)
Other Comprehensive Loss	—	—	—	(34)	—	(34)	—	(34)
Share-based Compensation Costs (2)	—	24	—	—	—	24	—	24
Stock Option Exercises	—	102	—	—	—	102	—	102
Other (3)	—	6	—	—	—	6	3	9
Stock Repurchases	—	—	—	—	(280)	(280)	—	(280)
Balance at December 31, 2010	2	793	2,253	194	(1,615)	1,627	32	1,659
Net Earnings	—	—	646	—	—	646	1	647
Cash Dividends Declared (1)	—	—	(139)	—	—	(139)	—	(139)
Other Comprehensive Loss	—	—	—	(56)	—	(56)	—	(56)
Share-based Compensation Costs (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	9	—	—	1	10	—	10
Stock Repurchases	—	—	—	—	(316)	(316)	—	(316)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	2	900	2,760	138	(1,930)	1,870	31	1,901
Net Earnings	—	—	437	—	—	437	7	444
Cash Dividends Declared (1)	—	—	(159)	—	—	(159)	—	(159)
Other Comprehensive Loss	—	—	—	(15)	—	(15)	—	(15)
Share-based Compensation Costs (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	40	—	—	—	40	—	40
Shares Issued for Business Combination	—	730	—	—	—	730	—	730
Other (3)	—	14	—	—	1	15	—	15
Noncontrolling interests associated with acquisition	—	—	—	—	—	—	50	50
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends per share of $1.080 in 2012, $0.990 in 2011, and $0.895 in 2010.

On July 2, 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expire on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures". As of December 31, 2012, there were 4,473,356 warrants outstanding.

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

The additions to paid-in capital for 2012 are primarily for shares issued as part of the acquisition of Solutia and employee stock option exercises and compensation expense of equity awards. The additions in 2011 and 2010 are primarily the result of employee stock option exercises and compensation expense of equity awards.

In October 2007, the Company's Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed all repurchases under the $700 million repurchase authorization in November 2010, acquiring a total of 22.4 million shares.  In August 2010, the Company's Board of Directors authorized $300 million for repurchase of the Company's outstanding common stock.  The Company completed all repurchases under the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.  In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2012, a total of 4.8 million shares have been repurchased under this authorization for a total of approximately $202 million.  There were no share repurchases in 2012.

The Company's charitable foundation held 60,485 shares of the Company's common stock at December 31, 2012, 88,456 shares at December 31, 2011, and 152,796 shares at December 31, 2010 which are included in treasury stock.

For 2012, 2011, and 2010, the weighted average number of common shares outstanding used to compute basic earnings per share was 145.5 million, 139.7 million, and 144.2 million, respectively, and for diluted earnings per share was 149.1 million, 143.1 million, and 147.8 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  For 2012, the only shares excluded from the computation of diluted earnings per share were 536,803 shares issuable upon exercise of the warrants issued in the Solutia acquisition. Stock options excluded from the 2011, and 2010 calculation of diluted earnings per share were 408,850 and 486,300, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

	For years ended December 31,
Shares of common stock issued (1)	2012	2011	2010

Balance at beginning of year	196,455,131	193,688,890	189,550,128
Issued for employee compensation and benefit plans	2,263,783	2,766,241	4,138,762
Issued for Solutia acquisition and related warrants	14,687,609	0	0
Balance at end of year	213,406,523	196,455,131	193,688,890
(1) Includes shares held in treasury.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2010	79	99	17	(1)	194
Period change	(15)	(21)	(20)	—	(56)
Balance at December 31, 2011	64	78	(3)	(1)	138
Period change	41	(13)	(43)	—	(15)
Balance at December 31, 2012	105	65	(46)	(1)	123

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

Components of other comprehensive income recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For year ended December 31,
	2012		2011		2010
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$42	$41	$(15)	$(15)	$4	$2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(20)	(13)	(37)	(21)	(41)	(26)
Derivatives and hedging:
Unrealized (loss) gain	(59)	(36)	(31)	(20)	29	18
Reclassification adjustment for gains included in net income	(11)	(7)	—	—	(45)	(28)
Total other comprehensive income (loss)	$(48)	$(15)	$(83)	$(56)	$(53)	$(34)

19.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

Asset impairments and restructuring charges (gains), net, totaled $120 million charge, $8 million gain, and $29 million charge in 2012, 2011, and 2010, respectively.  Asset impairments and restructuring charges in 2012 consisted primarily of approximately $80 million of costs to exit businesses and discontinue product lines and certain projects. Business exits consisted primarily of ceased operations in Sao Jose dos Campos, Brazil, and China, and ceased research and development activities for renewable chemicals. Acquisition related restructuring charges were primarily for severance associated with the acquisition and integration of Solutia. Asset impairments and restructuring charges and gains in 2011 consisted primarily of a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the discontinued industrial gasification project and $7 million for severance associated with the acquisition and integration of Sterling.  For additional information related to the acquisition of Solutia, see Note 2, "Acquisitions and Investments in Joint Ventures". Asset impairments and restructuring charges totaled $29 million during 2010, primarily related to severance and pension curtailment resulting from a voluntary separation program.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Fixed asset impairments	$41	$—	$—
Gain on sale	—	(15)	—
Intangible asset and goodwill impairments	5	—	8
Severance charges	33	7	18
Site closure and restructuring charges	41	—	3
Total	$120	$(8)	$29

2012

During 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

In fourth quarter 2012, the Company terminated an operating agreement at the acquired Solutia facility in Sao Jose dos Campos, Brazil.  This resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract terminations costs for severance and other required costs under the operating agreement.  Additionally, the Company recorded asset impairments for long-lived assets at the site, based on fair value indicators.

In fourth quarter 2012, management approved the closure of a production facility in China. Based on business analysis completed in fourth quarter, the Company concluded the production of the related product lines would be most efficiently performed in its Kingsport, Tennessee facility. This resulted in the Company recognizing asset impairment and restructuring charges of $6 million.

During 2012, acquisition related restructuring charges of $32 million were recorded primarily for severance costs associated with the acquisition and integration of Solutia.

During 2012, the Company ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

In fourth quarter 2012, the Company recognized asset impairments of $17 million due to a change in approach to address recently finalized boiler air emissions regulations. The Company had incurred engineering costs associated with required modifications for its existing steam and electric generation capacity. However, based on the current availability of natural gas and the lower cost of operation, management determined that conversion to natural gas fueled boilers was more cost efficient. The Company entered into long-term natural gas supply agreements with a third party in fourth quarter 2012, triggering the impairment of the project.

During fourth quarter 2012, management decided to discontinue certain products in its Perennial WoodTM business and shift from an aggressive growth strategy.  With the change in strategy, management expects significantly lower production volumes as focus is given to market and product development efforts.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on certain discontinued product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, no impairment was deemed necessary.

The Company also recognized asset impairments related to land retained from the previously discontinued industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million.

2011

During 2011, the Company recorded $8 million net gain in asset impairments and restructuring charges (gains), net.  A gain of $15 million was recognized from the sale of the previously impaired methanol and ammonia assets related to the discontinued industrial gasification project and restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2010

During 2010, the Company recorded $29 million in asset impairments and restructuring charges (gains), net, consisting primarily of severance, pension curtailment, and an intangible asset impairment.  Severance charges of $18 million included $15 million for the previously announced voluntary separation program in fourth quarter 2010 of approximately 175 employees and $3 million primarily for severance associated with the acquisition and integration of Genovique in second quarter 2010.  Restructuring charges of $2 million for pension curtailment also related to the previously announced voluntary separation program in fourth quarter 2010.  Due to an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued industrial gasification project, the Company recorded an intangible asset impairment of $8 million.

The following table summarizes the changes in estimates described above, other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010
Noncash charges	$—	$8	$(8)	$—	$—
Severance costs	3	18	—	(6)	15
Site closure & restructuring costs	—	3	(3)	—	—
Total	$3	$29	$(11)	$(6)	$15

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2011
Noncash charges	$—	$(15)	$15	$—	$—
Severance costs	15	7	—	(20)	2
Total	$15	$(8)	$15	$(20)	$2

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2012
Noncash charges	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure & restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

During 2012 and 2011, the Company accrued for employee separations associated with the acquisition and integration of Solutia and Sterling, respectively.  Substantially all separation payments for the 2012 and 2011 accruals were completed by January 2013, and all 2010 separation payments were completed as of December 31, 2012.  During 2010, the Company accrued for approximately 225 employee separations.

20.	OTHER CHARGES (INCOME), NET

	For Years Ended December 31,
(Dollars in millions)	2012	2011	2010
Foreign exchange transactions (gains) losses, net	$(4)	$(2)	$8
Solutia financing costs	23	—	—
Investments gains, net	(9)	(16)	(1)
Other, net	(2)	(2)	3
Other charges (income), net	$8	$(20)	$10

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.  Solutia financing costs in 2012 were primarily fees for Solutia acquisition borrowings. Investment gains in 2012 and 2011 included increased earnings from the Nanjing, China joint venture. Investment gains in 2011 also included sales of business venture investments.

21.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2012 Omnibus Stock Compensation Plan

Eastman's 2012 Omnibus Stock Compensation Plan ("2012 Omnibus Plan") was approved by stockholders at the May 3, 2012 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary.  The 2012 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to: grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement.  Under the 2012 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 10 million, which will consist of a number of shares not previously authorized for issuance under any other plan.  The number of shares covered by an award is counted against this share reserve as of the grant date of the award.  Shares covered by full value awards (e.g. performance shares and restricted stock awards) are counted against the total number of shares available for issuance or delivery under the plan as 2.5 shares for every one share covered by the award. Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market.  Under the 2012 Omnibus Plan and previous plans, the forms of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares.  The 2012 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

Director Stock Compensation Subplan

Eastman's Director Stock Compensation Subplan ("Directors' Subplan"), a component of the 2012 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2012 Omnibus Plan.  The Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors.  Restricted shares awarded under the Directors' Subplan are subject to the same terms and conditions of the 2012 Omnibus Plan.  The Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 10 million shares authorized under the 2012 Omnibus Plan.  Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

The Company is authorized by the Board of Directors under the 2012 Omnibus Plan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require settlement by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants.  Shares of non-employee directors are not withheld or acquired to satisfy the withholding obligation related to their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay the exercise price of stock options in accordance with the terms and conditions of their awards.

For 2012, 2011, and 2010, total share-based compensation expense (before tax) of approximately $28 million, $39 million, and $25 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $2 million, $4 million, and $5 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For both 2011 and 2010, approximately $3 million of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under predecessor plans to the Directors' Subplan and by the Compensation and Management Development Committee of the Board of Directors under predecessor plans to the 2012 Omnibus Plan to employees.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2011 and 2010 are provided in the table below. There were no stock options granted in 2012.

Assumptions	2011	2010
Expected volatility rate	33.00%	31.81%
Expected dividend yield	2.23%	2.86%
Average risk-free interest rate	0.95%	1.23%
Expected forfeiture rate	0.75%	0.75%
Expected term years	5.20	5.20

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

A summary of the activity of the Company's stock option awards for 2012, 2011, and 2010 is presented below:

	2012		2011		2010
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,974,400	$30	5,505,800	$29	8,682,900	$27
Granted	—	—	537,500	38	597,900	40
Exercised	(1,486,300)	27	(2,059,900)	29	(3,758,200)	27
Cancelled, forfeited, or expired	(8,000)	19	(9,000)	25	(16,800)	22
Outstanding at end of year	2,480,100	$33	3,974,400	$30	5,505,800	$29
Options exercisable at year-end	1,912,400		2,796,400		4,150,300
Available for grant at end of year	9,808,610		1,475,922		2,601,160

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2012	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2012	Weighted-Average Exercise Price
$15-$24	177,800	3.1	$19	177,800	$19
$25-$29	715,100	5.3	28	715,100	28
$30-$32	334,800	4.0	30	319,800	30
$33-$34	209,000	4.7	33	209,000	33
$35-$40	1,043,400	8.2	39	490,700	39
	2,480,100	6.2	$33	1,912,400	$31

The range of exercise prices of options outstanding at December 31, 2012 is approximately $15 to $40 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2012 is $88 million and $71 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2012 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2012 is 5.5 years.

The weighted average fair value of options granted during 2011 and 2010 was $9.27 and $8.69, respectively.  There were no options granted in 2012. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011, and 2010, was $43 million, $37 million, and $41 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $40 million and $14 million, respectively, for 2012, $59 million and $10 million, respectively, for 2011, and $102 million and $10 million, respectively, for 2010.  The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $5 million, $4 million, and $5 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2012 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2012	1,178,000	$8.25
Granted	—	—
Vested	(610,300)	7.54
Forfeited	—	—
Nonvested Options at December 31, 2012	567,700	$9.02

For options unvested at December 31, 2012, approximately $2 million in compensation expense will be recognized over the next two years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance share awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2012, 2011, and 2010 was approximately $26 million, $35 million, and $20 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2012 was approximately $25 million and will be recognized primarily over a period of two years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

22.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Current assets	$(23)	$15	$(38)
Other assets	53	16	7
Current liabilities	(1)	37	44
Long-term liabilities and equity	(71)	9	2
Total	$(42)	$77	$15

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Non-cash portion of (gains) losses from the Company's equity investments was an $8 million gain for 2012, a $9 million gain for 2011, and a $3 million loss for 2010.

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$125	$78	$116
Income taxes	137	261	165

23.	SEGMENT INFORMATION

Beginning in third quarter 2012, the Company changed its reportable segments due to recent changes in the Company's organization resulting from the July 2, 2012 acquisition of Solutia. Eastman currently has five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.  This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ. The reporting segment changes are as follows:

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the Additives & Functional Products segment, the Company manufactures chemicals for the coatings and tire industries in transportation, building and construction, durable goods, and consumables products and end markets. The products Eastman manufactures for the coatings industry can be broadly classified as solvents, which include specialty coalescents and ketones and esters, glycol ethers, and alcohol solvents; and polymers, primarily cellulose and polyester-based specialty polymers. Products for the rubber chemicals industry are classified into three main product groups: insoluble sulfur products, which are vulcanizing agents principally marketed under the Crystex® brand; antidegradants, principally marketed under the Santoflex® brand; and performance resins. Coatings industry sales accounted for approximately 60 percent, 75 percent, and 70 percent of the Additives & Functional Products segment's total sales for 2012, 2011, and 2010, respectively. Tires industry sales accounted for approximately 20 percent of the Additives & Functional Products segment's total sales for 2012, with no sales revenue in either 2011 or 2010 prior to the acquisition of Solutia.

In the Adhesives & Plasticizers segment, the Company manufactures resins and plasticizers which are used in the manufacture of products serving the consumables, building and construction, durable goods, health and wellness, and industrial chemicals and processing markets. The resins product line consists of hydrogenated hydrocarbon resins such as RegaliteTM, EastotacTM, and RegalrezTM; non-hydrogenated hydrocarbons resins such as KristalexTM, PlastolynTM, and PiccotacTM; and rosins and amorphous polyolefins such as PermalynTM, PamolynTM, and EastoflexTM. The plasticizers product line consists of a unique set of primary non-phthalate plasticizers such as Eastman 168TM and EastmanTM DOA, and a range of niche non-phthalate plasticizers such as BenzoflexTM, Eastman TXIBTM, AdmexTM and EastmanTM DBT. Resins accounted for approximately 55 percent of the Adhesives & Plasticizers segment's total sales for both 2012 and 2011, and 60 percent for 2010. Plasticizers accounted for approximately 45 percent of the Adhesives & Plasticizers segment's total sales for both 2012 and 2011, and 40 percent for 2010.

In the Advanced Materials segment, the Company produces and markets specialty copolyesters, including Eastman Tritan™ copolyester; cellulose esters; interlayers, including the SAFLEX® and BUTVAR® brands; and aftermarket window film products, including the LLumar®, V-Kool®, EnerLogic®, and IQue® brands, that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, health and wellness, and electronics. The specialty materials product line consists of two primary products: specialty copolyesters and cellulose esters. The interlayers product line includes acoustic polyvinyl butyral ("PVB") sheet and resins. PVB is a specialty resin used in the production of laminated safety glass sheet used in automotive and architectural applications. The performance films product line primarily consists of window film products, which are aftermarket applied films to enhance the characteristics and functional performance of automotive and architectural glass. Eastman's specialty materials product line accounted for approximately 70 percent of the Advanced Materials segment's total sales for 2012, and 100 percent for both 2011 and 2010 prior to the acquisition of Solutia. The interlayers product line accounted for approximately 20 percent of the Advanced Materials segment's total sales for 2012, with no sales revenue in either 2011 or 2010 prior to the acquisition of Solutia. The performance films product line accounted for approximately 10 percent of the Advanced Materials segment's total sales for 2012, with no sales revenue in 2011 or 2010 prior to the acquisition of Solutia.

In the Fibers segment, the Company manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals. Acetate tow accounted for approximately 85 percent of the Fibers segment total sales revenue in 2012 and 80 percent in both 2011 and 2010, with the remainder of sales from other product lines, including acetate yarn and acetyl chemical products.
In the Specialty Fluids & Intermediates segment, the Company manufactures diversified products that are sold externally for use in markets such as industrial chemicals and processing; building and construction; health and wellness; energy, fuels, and water; consumables; and agriculture, as well as used internally by other segments of the Company. In the specialty fluids product line, the Company produces Therminol® heat transfer fluids and Skydrol® brand aviation hydraulic fluids. In the chemical intermediates product line, the Company produces acetic anhydride, acetaldehyde, and a broad range of products derived from oxo aldehydes. Other intermediate products include glycols and polymer intermediates. The Specialty Fluids & Intermediates segment also manages acetic acid and oxo alcohols export sales along with ethylene and polymer intermediates sales. Specialty fluids accounted for approximately 10 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, with no sales revenue in 2011 or 2010 prior to the acquisition of Solutia. Chemical intermediates accounted for approximately 50 percent, 55 percent, and 60 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, 2011, and 2010, respectively. Sales for other products accounted for approximately 40 percent, 45 percent, and 40 percent of the Specialty Fluids & Intermediates segment's total sales for 2012, 2011, and 2010, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).

The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  Beginning in 2012, these initiatives include Eastman™ microfiber technology, which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house applications expertise, for use in in high purity air filtration, liquid filtration, and energy storage media, and with future opportunities for growth in nonwoven and textile applications; and Cerfis™ technology for the building and construction market. The Company is also focusing on market and product development efforts for acetylated wood, branded as Perennial WoodTM, using Eastman's breakthrough TruLastTM process technology, which permanently modifies the molecular structure of wood to be three times more stable than unmodified wood, resulting in real wood with long-lasting performance. Sales revenue for Perennial Wood™ and the Photovoltaics product line acquired from Solutia is shown in the tables below as "other" sales revenue.

As discussed in Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", Eastman changed its method of accounting for actuarial gains and losses for its pension and OPEB plans so that these gains and losses are measured annually and recognized in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs were allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses are under the changed accounting method included in corporate expense and not allocated to segments.  The following tables show for each business segment the retrospective application of this expense allocation change for each period presented.

Included in 2012 "other" operating loss were transaction costs of $28 million, integration costs of $16 million, and $32 million in restructuring charges, primarily for severance associated with the acquisition and integration of Solutia.

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Sales by Segment
Additives & Functional Products	$1,332	$1,067	$931
Adhesives & Plasticizers	1,432	1,381	1,050
Advanced Materials	1,694	1,195	1,043
Fibers	1,315	1,279	1,142
Specialty Fluids & Intermediates	2,318	2,256	1,676
Total Sales by Segment	$8,091	$7,178	$5,842
Other	11	—	—
Total Sales	$8,102	$7,178	$5,842

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Operating Earnings (Loss)
Additives & Functional Products(1)(2)(3)(4)(5)	$285	$215	$204
Adhesives & Plasticizers(2)(5)	260	250	182
Advanced Materials(1)(2)(3)(5)	84	125	103
Fibers(2)(5)	385	365	339
Specialty Fluids & Intermediates(1)(2)(3)(5)(6)	288	204	170
Total Operating Earnings by Segment	1,302	1,159	998
Other(7)
Growth initiatives and businesses not allocated to segments(8)(9)	(132)	(49)	(65)
Pension and OPEB costs not allocated to operating segments(10)	(294)	(173)	(89)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(76)	—	—
Total Operating Earnings	$800	$937	$844

(1)
Included in 2012 earnings are additional costs of $21 million, $41 million, and $17 million in the Additives & Functional Products, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, of acquired Solutia inventories. See Note 2, "Acquisitions and Investments in Joint Ventures".

(2)
Included in 2012 earnings are asset impairments and restructuring charges of $3 million, $3 million, $5 million, $3 million, and $6 million in the Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates segments, respectively, primarily due to a change in approach to address recently finalized boiler air emissions regulations.

(3)
Included in 2012 earnings are asset impairments and restructuring charges of $8 million, $24 million, and $3 million in the Additives & Functional Products, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, related to the termination of its operating agreement at the acquired Solutia manufacturing facility in Sao Jose Dos Campos, Brazil.

(4)	Additives & Functional Products includes asset impairments and restructuring charges of $6 million in 2012 related to the closure of production facility in China.

(5)
Included in 2010 earnings are restructuring charges of $4 million, $5 million, $5 million, $3 million, and $4 million in the Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates segments, respectively, primarily related to severance.

(6)	Specialty Fluids & Intermediates includes $7 million in 2011 in restructuring charges related to severance.

(7)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" operating earnings (loss).

(8)
Other includes $27 million in 2012 in asset impairments and restructuring charges, primarily related to restructuring charges of $17 million for inventory costs in excess of recoverable value on certain discontinued Perennial WoodTM product lines and to accrue for losses on take-or-pay contracts with third parties; the impairment of $6 million of land retained from the previously discontinued Beaumont, Texas industrial gasification project; and impairments and restructuring charges of $4 million for termination of the research and development activities at a site it acquired in 2011.

(9)
Other includes a $15 million gain in 2011 from the sale of the previously impaired methanol and ammonia assets related to the discontinued industrial gasification project as well as $8 million in 2010 in asset impairments and restructuring charges, net, related to the discontinued industrial gasification project.

(10)	Other includes MTM pension and OPEB adjustments for actuarial net losses of $276 million, $144 million, and $53 million in 2012, 2011, and 2010, respectively.

For more information about asset impairments and restructuring charges included in operating earnings, see Note 19, "Asset Impairments and Restructuring Charges (Gains), Net".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(Dollars in millions)	2012	2011
Assets by Segment (1)
Additives & Functional Products	$2,892	$836
Adhesives & Plasticizers	1,088	1,011
Advanced Materials	3,744	1,194
Fibers	937	921
Specialty Fluids & Intermediates	1,987	997
Total Assets by Segment	10,648	4,959
Corporate Assets	971	1,225
Total Assets	$11,619	$6,184

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$63	$33	$28
Adhesives & Plasticizers	46	44	37
Advanced Materials	109	64	63
Fibers	66	68	61
Specialty Fluids & Intermediates	72	60	52
Total Depreciation and Amortization Expense by Segment	356	269	241
Other	4	4	3
Total Depreciation and Amortization Expense	$360	$273	$244

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Capital Expenditures by Segment
Additives & Functional Products	$70	$44	$24
Adhesives & Plasticizers	51	58	33
Advanced Materials	153	193	73
Fibers	52	51	39
Specialty Fluids & Intermediates	128	79	43
Total Capital Expenditures by Segment	454	425	212
Other (1)	11	32	31
Total Capital Expenditures	$465	$457	$243

(1)
Other includes $24 million for 2010 of capital expenditures in the discontinued Performance Polymers segment.  For more information regarding the sale of the PET business, see Note 3, "Discontinued Operations".

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2012	2011	2010
Geographic Information
Sales
United States	$3,831	$3,662	$2,826
All foreign countries	4,271	3,516	3,016
Total	$8,102	$7,178	$5,842

	December 31,
	2012	2011	2010
Long-Lived Assets, Net
United States (1)	$3,172	$2,687	$2,790
All foreign countries	1,009	420	429
Total	$4,181	$3,107	$3,219

(1)
The Performance Polymers assets were classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell and subsequent sale in first quarter 2011 of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  For more information regarding the sale of the PET business, see Note 3, "Discontinued Operations".

24.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Sales	$1,821	$1,853	$2,259	$2,169
Gross profit	431	481	525	325
Asset impairments and restructuring charges, net	—	—	37	83
Earnings (loss) from continuing operations attributable to Eastman	159	177	154	(54)
Gain (loss) from disposal of discontinued operations, net of tax (1)	(1)	2	—	—
Net earnings (loss) attributable to Eastman	158	179	154	(54)
Earnings (loss) from continuing operations per share attributable to Eastman (2)
Basic	$1.15	$1.28	$1.01	$(0.35)
Diluted	1.13	1.26	0.99	(0.35)
Earnings (loss) from discontinued operations per share attributable to Eastman (1)(2)
Basic	$—	$0.02	$—	$—
Diluted	(0.01)	0.01	—	—
Net earnings (loss) per share attributable to Eastman (2)
Basic	$1.15	$1.30	$1.01	$(0.35)
Diluted	1.12	1.27	0.99	(0.35)

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

(2)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(1)	(2)	(3)	(4)
2011
Sales	$1,758	$1,885	$1,812	$1,723
Gross profit	458	474	433	204
Asset impairments and restructuring charges (gains), net	—	(15)	7	—
Earnings from continuing operations attributable to Eastman	201	219	174	12
Earnings from discontinued operations, net of tax (5)	9	—	—	—
Gain from disposal of discontinued operations, net of tax(5)	30	1	—	—
Net earnings attributable to Eastman	240	220	174	12
Earnings from continuing operations per share attributable to Eastman (6)
Basic	$1.42	$1.55	$1.25	$0.09
Diluted	1.39	1.51	1.22	0.09
Earnings from discontinued operations per share attributable to Eastman (5)(6)
Basic	$0.28	$—	$—	$—
Diluted	0.27	—	—	—
Net earnings per share attributable to Eastman (6)
Basic	$1.70	$1.55	$1.25	$0.09
Diluted	1.66	1.51	1.22	0.09

(1)
For quarter ended March 31, 2011, the retrospective change in accounting for pension and OPEB plans, which included $15 million gain for MTM adjustments, increased gross profit $25 million, earnings from continuing operations $19 million, earnings from discontinued operations, net of tax $1 million, net earnings $20 million, basic and diluted earnings per share from continuing operations $0.13, basic and diluted earnings per share from discontinued operations $0.02 and $0.01, respectively, and basic and diluted net earnings per share $0.15 and $0.14, respectively.

(2)
For quarter ended June 30, 2011, the retrospective change in accounting for pension and OPEB plans increased gross profit $11 million, earnings from continuing operations and net earnings $9 million, and basic and diluted earnings per share for earnings from continuing operations and net earnings $0.06.

(3)
For quarter ended September 30, 2011, the retrospective change in accounting for pension and OPEB plans increased gross profit $13 million, earnings from continuing operations and net earnings $9 million, and basic and diluted earnings per share for earnings from continuing operations and net earnings $0.06.

(4)
For quarter ended December 31, 2011, the retrospective change in accounting for pension and OPEB plans, which included $159 million loss for MTM adjustments, decreased gross profit $120 million, earnings from continuing operations and net earnings $88 million, and basic and diluted earnings per share for both earnings from continuing operations and net earnings $0.64 and $0.62, respectively.

(5)
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

(6)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010
Reserve for:
Doubtful accounts and returns	$5	$—	$—	$—	$5
LIFO Inventory	446	44	—	—	490
Environmental contingencies	42	4	(4)	2	40
Deferred tax valuation allowance	88	—	—	40	48
	$581	$48	$(4)	$42	$583

	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011
Reserve for:
Doubtful accounts and returns	$5	$4	$—	$1	$8
LIFO Inventory	490	100	—	—	590
Environmental contingencies	40	2	3	6	39
Deferred tax valuation allowance	48	—	—	6	42
	$583	$106	$3	$13	$679

	Balance at January 1, 2012	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2012
Reserve for:
Doubtful accounts and returns	$8	$2	$—	$2	$8
LIFO Inventory	590	(85)	—	—	505
Environmental contingencies	39	2	370	17	394
Deferred tax valuation allowance	42	—	173	—	215
	$679	$(81)	$543	$19	$1,122

26.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

Disclosure Controls and Procedures
Eastman Chemical Company (the "Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2012.

Management has elected to exclude Solutia from its assessment of internal control over financial reporting during the year of acquisition. Solutia assets (other than intangible assets and goodwill) represented 21 percent of the Company’s consolidated total assets as of December 31, 2012 and Solutia sales represented 12 percent of the Company’s consolidated sales for the year ended December 31, 2012.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting. The Company acquired Solutia Inc. in 2012, and continues its integration of the acquired businesses.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2013 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company.  The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11.	EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2013 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2013 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2012 Omnibus Stock Compensation Plan, and the 2002 Director Long-Term Compensation Plans.  Although stock and stock-based awards are still outstanding under the 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2002 Director Long-Term Compensation Plan, the 2007 Omnibus Long-Term Compensation Plan, and the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2012 Omnibus Stock Compensation Plan and the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2012 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,480,100	(1)	$33	9,808,610	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	2,480,100		$33	9,808,610

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2002 and 2007 Omnibus Long-Term Compensation Plans; the 2002 Director Long-Term Compensation Plan; and the 2007 Director Long Term Compensation Subplan and the 2008 Director Long-Term Compensation Subplan, components of the 2007 Omnibus Long-Term Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2012 Omnibus Stock Compensation Plan, including the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2013 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 3 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2013 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ James P. Rogers
James P. Rogers
Chief Executive Officer
Date:	February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ James P. Rogers	Chief Executive Officer and	February 28, 2013
James P. Rogers	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Senior Vice President and	February 28, 2013
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 28, 2013
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Chairman, James P. Rogers, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 28, 2013
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 28, 2013
Gary E. Anderson

/s/ Brett D. Begemann	Director	February 28, 2013
Brett D. Begemann

/s/ Michael P. Connors	Director	February 28, 2013
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 28, 2013
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 28, 2013
Robert M. Hernandez

/s/ Julie F. Holder	Director	February 28, 2013
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 28, 2013
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 28, 2013
Lewis M. Kling

/s/ Howard L. Lance	Director	February 28, 2013
Howard L. Lance

/s/ David W. Raisbeck	Director	February 28, 2013
David W. Raisbeck

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.16
Warrant Agreement, dated as of February 28, 2008, by and between Solutia Inc. and American Stock Transfer and Trust Company, as Warrant Agent, including the related form of global warrant certificated (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, File No. 001-13255, filed by Solutia Inc. on March 4, 2008)

10.01
April 30, 2012 Letter Amendment to $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, July 6, 2011, and April 30, 2012), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.02**	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.03**	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.04**	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.05**	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.06**	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

10.07**
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

10.10**	Amended and Restated Eastman Executive Deferred Compensation Plan	154-166

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
10.11**	Amended and Restated Eastman Directors' Deferred Compensation Plan	167-177

10.12**	Eastman Unit Performance Plan as amended and restated December 1, 2012	178-182

10.13**
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.14**
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) and amendment dated December 31, 2009 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.15**
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.16**
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

10.17**	1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.18**	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.19**
Forms of Performance Share Awards to Executive Officers (2010 – 2012 Performance Period) (incorporated herein by reference to Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.20**
Forms of Performance Share Awards to Executive Officers (2011 – 2013 Performance Period) (incorporated herein by reference to Exhibits 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.21**
Forms of Performance Share Awards to Executive Officers (2012 – 2014 Performance Period) (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.22**
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.23**
2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
	Description
10.24**
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

10.25**
Forms of Restricted Stock Unit Awards to James P. Rogers, Mark J. Costa, and Ronald C. Lindsay (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.26**	Form of Restricted Stock Unit Award to Curtis E. Espeland (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.27**
Form of Restricted Stock Unit Awards to Executive Officers Michael H.K. Chung and Godefroy A.F.E. Motte (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.28**
Form of Award Notice for Stock Options Granted to James P. Rogers, Chief Executive Officer, on November 2, 2011 (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.29**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2013 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 5, 2012)

10.30**	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement)

10.31**
2012 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.32**	2013 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice	183-188

10.33	Five-Year Credit Agreement, dated as of December 7, 2011, amended March 2, 2012, among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated December 6, 2011)	189

10.34
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

10.35**	Forms of Performance Share Awards to Executive Officers (2013 - 2015 Performance Period)	190-202

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	203

21.01	Subsidiaries of the Company	204-208

23.01	Consent of Independent Registered Public Accounting Firm	209

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
	Description
31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the year ended December 31, 2012	210

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2012	211

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the year ended December 31, 2012	212

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2012	213

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith.  The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.