Form 10-Q
period 2013-03-31
EASTMAN CHEMICAL CO
filed 2013-04-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2013
Common Stock, par value $0.01 per share	154,844,956
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 57 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 56

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	53

1A.	Risk Factors	53

2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

6.	Exhibits	54

SIGNATURES

Signatures	55

EXHIBIT INDEX

Exhibit Index	56

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2013	2012
Sales	$2,307	$1,821
Cost of sales	1,691	1,390
Gross profit	616	431
Selling, general and administrative expenses	171	126
Research and development expenses	49	41
Asset impairments and restructuring charges	3	—
Operating earnings	393	264
Net interest expense	47	19
Other charges (income), net	1	—
Earnings from continuing operations before income taxes	345	245
Provision for income taxes from continuing operations	97	85
Earnings from continuing operations	248	160
Loss from disposal of discontinued operations, net of tax	—	(1)
Net earnings	$248	$159
Less: Net earnings attributable to noncontrolling interest	1	1
Net earnings attributable to Eastman	$247	$158
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$247	$159
Loss from discontinued operations, net of tax	—	(1)
Net earnings attributable to Eastman stockholders	$247	$158
Basic earnings per share attributable to Eastman
Basic earnings per share attributable to Eastman	$1.60	$1.15
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.57	$1.13
Loss from discontinued operations	—	(0.01)
Diluted earnings per share attributable to Eastman	$1.57	$1.12

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	First Three Months
(Dollars in millions, except per share amounts)	2013	2012
Comprehensive Income
Net earnings including noncontrolling interest	$248	$159
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(50)	15
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(5)
Derivatives and hedging:
Unrealized gain during period	14	10
Reclassification adjustment for gains included in net income	2	(5)
Total other comprehensive income (loss), net of tax	(38)	15
Comprehensive income including noncontrolling interest	210	174
Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive income attributable to Eastman	209	173
Retained Earnings
Retained earnings at beginning of period	$3,038	$2,760
Net earnings attributable to Eastman	247	158
Cash dividends declared	(46)	(36)
Retained earnings at end of period	$3,239	$2,882

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$178	$249
Trade receivables, net	990	846
Miscellaneous receivables	182	151
Inventories	1,301	1,260
Other current assets	86	88
Total current assets	2,737	2,594
Properties
Properties and equipment at cost	9,684	9,681
Less: Accumulated depreciation	5,530	5,500
Net properties	4,154	4,181
Goodwill	2,635	2,644
Intangible assets, net of accumulated amortization	1,842	1,849
Other noncurrent assets	319	351
Total assets	$11,687	$11,619
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,289	$1,360
Borrowings due within one year	4	4
Total current liabilities	1,293	1,364
Long-term borrowings	4,779	4,779
Deferred income tax liabilities	104	91
Post-employment obligations	1,840	1,856
Other long-term liabilities	483	501
Total liabilities	8,499	8,591
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 214,741,633 and 213,406,523 for 2013 and 2012, respectively)	2	2
Additional paid-in capital	1,740	1,709
Retained earnings	3,239	3,038
Accumulated other comprehensive income	85	123
	5,066	4,872
Less: Treasury stock at cost (59,957,162 shares for 2013 and 59,511,662 shares for 2012)	1,961	1,929
Total Eastman stockholders' equity	3,105	2,943
Noncontrolling interest	83	85
Total equity	$3,188	$3,028
Total liabilities and stockholders' equity	$11,687	$11,619

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2013	2012
Cash flows from operating activities
Net earnings including noncontrolling interest	$248	$159
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	110	69
Provision for deferred income taxes	26	13
Pension and other postretirement contributions (in excess of) less than expenses	(25)	(27)
Variable compensation (in excess of) less than expenses	(57)	(71)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(155)	(103)
(Increase) decrease in inventories	(53)	14
Increase (decrease) in trade payables	(27)	(20)
Other items, net	(62)	(15)
Net cash provided by operating activities	5	19
Cash flows from investing activities
Additions to properties and equipment	(87)	(90)
Proceeds from redemption of short-term time deposits	—	120
Proceeds from sale of assets and investments	5	6
Acquisitions and investments in joint ventures, net of cash acquired	—	(10)
Additions to capitalized software	(1)	(1)
Other items, net	—	(35)
Net cash used in investing activities	(83)	(10)
Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	200	(1)
Proceeds from borrowings	—	5
Repayment of borrowings	(200)	—
Dividends paid to stockholders	(1)	(36)
Treasury stock purchases	(32)	—
Dividends paid to noncontrolling interest	(3)	—
Proceeds from stock option exercises and other items, net	46	15
Net cash provided by (used in) financing activities	10	(17)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net change in cash and cash equivalents	(71)	(8)
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$178	$569

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2012 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Solutia acquisition
Information related to the Solutia Inc. ("Solutia") acquisition completed July 2, 2012 is in Note 2, "Acquisitions and Investments in Joint Ventures".  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

2.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Solutia Inc.
On July 2, 2012, the Company completed its acquisition of Solutia, a global leader in performance materials and specialty chemicals.  In the acquisition, each outstanding share of Solutia common stock was cancelled and converted automatically into the right to receive $22.00 in cash and 0.12 shares of Eastman common stock.  In total, 14.7 million shares of Eastman common stock were issued in the transaction.  The fair value of total consideration transferred was $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of $1.5 billion.

The funding of the cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings, including the $2.3 billion net proceeds from the public offering of notes on June 5, 2012 and borrowings of $1.2 billion on July 2, 2012 under a five-year term loan agreement (the "Term Loan").  See Note 6, "Borrowings".

The purchase price allocation for the Solutia acquisition has been finalized as of December 31, 2012, with the exception of current and deferred income taxes and the allocation of goodwill to reporting units. The finalization of current and deferred income taxes is expected to be completed during the first half of 2013 upon completion of the Solutia 2012 final tax returns. Goodwill has been preliminarily allocated to the reporting units. There were no adjustments during first quarter 2013 to the December 31, 2012 purchase price allocation of the July 2, 2012 Solutia acquisition, as summarized in the table below.

(Dollars in millions)
Assets acquired and liabilities assumed on July 2, 2012
Current assets	$920
Properties and equipment	947
Intangible assets	1,791
Other noncurrent assets	614
Goodwill	2,230
Current liabilities	(462)
Long-term liabilities	(2,665)
Equity and cash consideration, net of $88 million cash acquired	$3,375

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The fair value of receivables acquired from Solutia on July 2, 2012 was $350 million, with gross contractual amounts receivable of $366 million. Acquired intangible assets are primarily customer relationships, trade names, and developed technologies.  Long-term liabilities are primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other postretirement welfare plan obligations. The Company finalized the acquisition accounting related to the transaction during fourth quarter 2012 with the exception of income taxes which are expected to be completed during the first half of 2013. Any adjustments for tax are not expected to have a material impact on the Company's financial position or results of operations.

The acquisition of Solutia broadens Eastman's global presence, facilitates growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expands Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenues growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition has been allocated to certain of the Company's reportable segments. None of the goodwill is deductible for tax purposes.

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

(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$809	22
Developed technologies	440	13
Indefinite-lived intangible assets
Trade names	542
Total	$1,791

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Management also evaluated probable loss contingencies, including those for legal and environmental matters, as prescribed under applicable GAAP. Due to the lack of observable market inputs, assumed liabilities for environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 10, "Environmental Matters", for more information.

Related to the acquisition of Solutia, the Company recognized $7 million in integration costs in first quarter 2013. In first quarter 2012, the Company recognized $9 million in transaction costs and $5 million in financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and financing costs are included in the "Other charges (income), net" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

Beginning third quarter 2012, the Company's consolidated results of operations includes the results of the acquired Solutia businesses.  Sales revenue of $501 million and operating earnings of $64 million from the acquired Solutia businesses are included in the Company's consolidated results of operations for first quarter 2013. Operating earnings include the $7 million in integration costs and $3 million in restructuring charges for severance associated with the continued integration of Solutia.

The unaudited pro forma financial results for three months ended March 31, 2012 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

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

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit ("OPEB") plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

First Quarter
(Dollars in millions)	2012
Pro forma sales	$2,319
Pro forma earnings from continuing operations	220

Non-recurring costs directly attributable to the acquisition, which will not have an ongoing impact, are excluded from unaudited pro forma earnings from continuing operations for first quarter 2012. These items include transaction and financing costs incurred by Eastman during first quarter 2012 as well as transaction costs of $11 million incurred by Solutia prior to its acquisition by Eastman.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2013	2012
At FIFO or average cost (approximates current cost)
Finished goods	$989	$941
Work in process	301	288
Raw materials and supplies	517	536
Total inventories	1,807	1,765
LIFO Reserve	(506)	(505)
Total inventories	$1,301	$1,260

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both March 31, 2013 and December 31, 2012.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2013	2012
Trade creditors	$687	$723
Accrued payrolls, vacation, and variable-incentive compensation	96	171
Accrued taxes	112	76
Post-employment obligations	61	62
Interest payable	36	59
Environmental contingent liabilities, current portion	35	35
Other	262	234
Total payables and other current liabilities	$1,289	$1,360

The current portion of post-employment obligations is an estimate of current year payments. Included in "Other" above are dividends payable, certain accruals for payroll deductions and employee benefits, the current portion of hedging liabilities, and other payables and accruals.

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2013	2012
Provision for income taxes	$97	$85
Effective tax rate	28%	35%

The first quarter 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit. The first quarter 2012 effective tax rate was impacted by the non-deductibility of certain transaction costs related to the acquisition of Solutia.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects a revision of a 2012 deferred tax liability line item reported in Note 9, "Provision for Income Taxes" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The "Amortization" line item was mischaracterized as "Inventory reserves". There was no impact on net deferred tax liability reported in the Company's 2012 Annual Report on Form 10-K.

(Dollars in millions)	December 31, 2012
Deferred tax assets
Post-employment obligations	$715
Net operating loss carryforwards	630
Tax credit carryforwards	230
Environmental reserves	145
Other	82
Total deferred tax assets	1,802
Less valuation allowance	(215)
Deferred tax assets less valuation allowance	$1,587
Deferred tax liabilities
Depreciation	$(951)
Amortization	(666)
Total deferred tax liabilities	$(1,617)
Net deferred tax liabilities	$(30)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$34
Other noncurrent assets	30
Payables and other current liabilities	(3)
Deferred income tax liabilities	(91)
Net deferred tax liabilities	$(30)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2013	2012
Borrowings consisted of:
3% debentures due 2015	$250	$250
2.4% notes due 2017	997	997
6.30% notes due 2018	173	174
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
3.6% notes due 2022	894	893
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	496
Credit facility borrowings (1)	950	950
Other	4	4
Total borrowings	4,783	4,783
Borrowings due within one year	4	4
Long-term borrowings	$4,779	$4,779

(1) Includes Term Loan borrowings of $750 million and $950 million at March 31, 2013 and December 31, 2012, respectively, and commercial paper borrowings of $200 million at March 31, 2013. At March 31, 2013, the Term Loan interest rate was 1.75% and the weighted average interest rate for commercial paper was 0.37%.

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  In addition, on July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. At March 31, 2013, the Company had repaid $450 million of borrowings under the Term Loan.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2013 the Company's commercial paper borrowings were $200 million. There were no commercial paper borrowings at December 31, 2012. As a result of the commercial paper borrowings in first quarter 2013, the amount available for borrowing under the Revolving Credit Facility was reduced by $200 million.

At March 31, 2013, the Company also had a $250 million line of credit under its accounts receivable securitization agreement ("A/R Facility"), expiring April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Other than the $200 million reduction in the amount available under the Revolving Credit Facility as of March 31, 2013 as a result of commercial paper borrowings, substantially all of the amounts under these facilities were available for borrowing as of March 31, 2013 and December 31, 2012. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has determined that its long-term borrowings at March 31, 2013 and December 31, 2012 were classified in the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified in level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, equals the carrying value and is classified within level 2.

		Fair Value Measurements at March 31, 2013
(Dollars in millions)	Recorded Amount March 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,145	$4,195	$950	$—

		Fair Value Measurements at December 31, 2012
(Dollars in millions)	Recorded Amount December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,165	$4,215	$950	$—

7.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of March 31, 2013 and December 31, 2012, the Company had no fair value hedges.

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

As of March 31, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €567 million (approximately $730 million equivalent) and ¥3.6 billion (approximately $40 million equivalent), respectively. The total notional volume for contract ethylene sales was approximately 78 thousand metric tons, and the total notional volume hedged for feedstock was approximately 2 million barrels.  The Company had no hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps").

As of December 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €480 million (approximately $635 million equivalent) and ¥3.2 billion (approximately $35 million equivalent), respectively. The total notional volume for contract ethylene sales was approximately 49 thousand metric tons, and the total notional volume hedged for feedstock was approximately 3 million barrels.  The Company had no hedges for energy or interest rate swaps for the future issuance of debt.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2013
Description	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(26)	—	(14)	(12)
	$32	$—	$44	$(12)

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$28	$—	$28	$—
Derivative Liabilities	(24)	—	(19)	(5)
	$4	$—	$9	$(5)

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

The table below presents a rollforward of activity for these assets (liabilities) for the period ended March 31, 2013:

	Level 3 Assets (Liabilities)
(Dollars in millions)	Total	Commodity Contracts
Beginning balance at January 1, 2013	$(5)	$(5)
Realized gain (loss) in sales revenue	(4)	(4)
Change in unrealized gain (loss)	(7)	(7)
Settlements	4	4
Transfers (out) in of Level 3	—	—
Ending balance at March 31, 2013	$(12)	$(12)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of March 31, 2013 and December 31, 2012. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $39 million and a derivative in a net liability position of $7 million as of March 31, 2013. The Company also does not have any cash collateral due under such agreements.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Other current assets	$9	$7
Foreign exchange contracts	Other current assets	21	8
Foreign exchange contracts	Other noncurrent assets	28	13
		$58	$28

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	March 31, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$16	$13
Foreign exchange contracts	Payables and other current liabilities	3	8
Foreign exchange contracts	Other long-term liabilities	7	3
		$26	$24

Derivatives' Hedging Relationships

	First Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Commodity contracts	$(2)	$(7)	Sales	$(4)	$—
			Cost of sales	—	—
Foreign exchange contracts	17	(1)	Sales	2	8
Forward starting interest rate swap contracts	1	13	Net interest expense	(2)	—
	$16	$5		$(4)	$8

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $49 million at March 31, 2013 and $3 million at March 31, 2012.  If realized, approximately $5 million in gains in first quarter 2013 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in first quarter 2013 or 2012.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $1 million net losses on nonqualifying derivatives during both first quarter 2013 and 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	RETIREMENT PLANS

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts, which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	First Quarter
	Pension Plans				Postretirement Welfare Plans
	2013		2012		2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$10	$4	$10	$2	$3	$2
Interest cost	22	7	18	3	11	11
Expected return on assets	(32)	(9)	(21)	(4)	(2)	—
Amortization of:
Prior service cost/(credit)	(1)	—	(1)	—	(5)	(5)
Net periodic benefit cost	$(1)	$2	$6	$1	$7	$8

First quarter 2013 reflects the impact on the U.S. and non-U.S. defined benefit pension plans and the other postretirement welfare plans of the Solutia acquisition.

The Company contributed $11 million and $25 million to its U.S. defined benefit pension plans in first quarter 2013 and 2012, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2013 totaling $2.6 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $220 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at March 31, 2013 totaled $110 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $60 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $385 million and $394 million at March 31, 2013 and December 31, 2012, respectively.  At both March 31, 2013 and December 31, 2012, this reserve included $8 million related to sites previously closed and impaired by Eastman, as well as sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $356 million to the maximum of $612 million and from the minimum or best estimate of $365 million to the maximum of $623 million at March 31, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both March 31, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs was $29 million at both March 31, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first quarter 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(9)
Balance at March 31, 2013	$356

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2013	December 31, 2012
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	350	359
Total	$385	$394

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

11.	LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2013 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	247	—	—	247	1	248
Cash Dividends Declared (1)	—	—	(46)	—	—	(46)	—	(46)
Other Comprehensive Income	—	—	—	(38)	—	(38)	—	(38)
Share-Based Compensation Expense (2)	—	11	—	—	—	11	—	11
Stock Option Exercises	—	5	—	—	—	5	—	5
Shares Issued for Business Combination (3)	—	16	—	—	—	16	—	16
Other (4)	—	(1)	—	—	—	(1)	—	(1)
Share Repurchase	—	—	—	—	(32)	(32)	—	(32)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2013	2	1,740	3,239	85	(1,961)	3,105	83	3,188

(1)	Includes cash dividends declared, but unpaid.

(2)	Includes the fair value of share-based awards recognized for share-based compensation.

(3)	Proceeds of warrant exercises related to the Company's acquisition of Solutia.

(4)
Primarily tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Unrecognized Prior Service Credits for Benefit Plans	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$64	$78	$(3)	$(1)	$138
Period change	41	(13)	(43)	—	(15)
Balance at December 31, 2012	105	65	(46)	(1)	123
Period change	(50)	(4)	16	—	(38)
Balance at March 31, 2013	$55	$61	$(30)	$(1)	$85

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(50)	$(50)	$16	$15
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(6)	(4)	(6)	(5)
Derivatives and hedging:
Unrealized gain during period	23	14	16	10
Reclassification adjustment for gains (losses) included in net income (2)	3	2	(8)	(5)
Total other comprehensive income (loss)	$(30)	$(38)	$18	$15

(1)	Included in the calculation of net periodic benefit costs for pension and OPEB, see Note 8, "Retirement Plans".

(2)	Gains and losses from derivatives and hedging are included in sales, cost of sales, and net interest expense.

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2013	2012
Shares used for earnings per share calculation (in millions):
Basic	154.4	137.3
Diluted	156.7	140.7

In July 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. First quarter 2013 includes the shares issued in the Solutia acquisition and reflects the impact of exercised Solutia acquisition warrants. Unexercised warrants expired on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures".

In first quarter 2013, common shares underlying options to purchase 125,019 shares of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. First quarter 2013 reflects the impact of share repurchases of 445,500 shares.

In first quarter 2012, there were no outstanding options to purchase shares of common stock excluded from shares treated as outstanding for the computation of diluted earnings per share and no share repurchases.

The Company declared cash dividends of $0.30 and $0.26 per share in first quarter 2013 and 2012, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

In first quarter 2013, there were $3 million of restructuring charges for severance associated with the continued integration of Solutia. For additional information related to the acquisition of Solutia, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2012 and first three months 2013:

(Dollars in millions)	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at December 31, 2012
Non-cash charges	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure and restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at March 31, 2013
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	4	3	—	(2)	5
Site closure and restructuring costs	21	—	(1)	(3)	17
Total	$25	$3	$(1)	$(5)	$22

The costs remaining for severance are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In first quarter 2013 and 2012, approximately $11 million and $9 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards of which $4 million and $1 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For first quarter 2013 approximately $3 million of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period. There were no new awards in 2012. The impact on first quarter 2013 and 2012 net earnings of approximately $7 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2013, stock options were granted under the 2012 Omnibus Stock Compensation Plan. Options have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the determination of fair value for stock options granted in first quarter 2013 are provided in the table below:

Assumptions	First Quarter 2013

Expected volatility rate	34.9%
Expected dividend yield	1.97%
Average risk-free interest rate	0.77%
Expected forfeiture rate	0.75%
Expected term years	5.0

The grant date exercise price and fair value of options granted during first quarter 2013 was $69.73 and $17.92, respectively.

For options unvested at March 31, 2013, approximately $4 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company awarded long-term performance shares, restricted stock units, and stock appreciation rights in first quarter 2013.  Payouts under the long-term performance share awards, if any, will be based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return.  In first quarter 2013 and 2012, $7 million and $8 million, respectively, was recognized as compensation cost before tax for these type awards and was included in the total compensation cost noted above for all share-based awards.  The unrecognized compensation expense before tax for these same type awards at March 31, 2013 was approximately $45 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 21, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Three Months
	2013	2012
Current assets	$15	$2
Other assets	(23)	12
Current liabilities	(3)	(3)
Long-term liabilities and equity	(51)	(26)
Total	$(62)	$(15)

These changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, interest accruals, environmental accruals, and other miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five operating segments -- Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. Sales revenue for Perennial Wood™ and the Photovoltaics product line acquired from Solutia is shown in the tables below as "other" sales revenue. R&D, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).  For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

Included in first quarter 2013 "other" operating loss were integration costs of $7 million and restructuring charges of $3 million for severance associated with the continued integration of Solutia. Included in first quarter 2012 "other" operating loss were transaction costs of $9 million for the acquisition of Solutia.

	First Quarter
(Dollars in millions)	2013	2012
Sales
Additives & Functional Products	$419	$263
Adhesives & Plasticizers	345	374
Advanced Materials	584	292
Fibers	346	323
Specialty Fluids & Intermediates	607	569
Total Sales by Segment	2,301	1,821
Other	6	—
Total Sales	$2,307	$1,821

	First Quarter
(Dollars in millions)	2013	2012
Operating Earnings (Loss)
Additives & Functional Products	$98	$56
Adhesives & Plasticizers	49	66
Advanced Materials	65	30
Fibers	114	101
Specialty Fluids & Intermediates	95	53
Total Operating Earnings by Segment	421	306
Other (1)
Growth initiatives and businesses not allocated to segments	(21)	(26)
Pension and OPEB credits (costs) not allocated to operating segments	3	(7)
Transaction, integration, and severance costs related to the acquisition of Solutia	(10)	(9)
Total Operating Earnings	$393	$264

(1)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2013	2012
Assets by Segment (1)(2)
Additives & Functional Products	$2,944	$2,892
Adhesives & Plasticizers	1,011	1,088
Advanced Materials	3,803	3,744
Fibers	943	937
Specialty Fluids & Intermediates	2,087	1,987
Total Assets by Segment	10,788	10,648
Corporate Assets	899	971
Total Assets	$11,687	$11,619

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(2)	Goodwill for the July 2, 2012 Solutia acquisition has been preliminarily allocated to the operating segments. See Note 2, "Acquisitions and Investments in Joint Ventures".

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, the Financial Accounting Standards Board released additional guidance to clarify the scope of the 2011 guidance to be inclusive of derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase agreements, and securities borrowing and securities lending arrangements. Both standards are effective for reporting periods beginning on or after January 1, 2013.  Since this new guidance affected disclosure requirements only, the Company has concluded that it did not have a material impact on the Company's financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued accounting guidance to enhance the disclosure of amounts reclassified out of accumulated other comprehensive income. The new disclosure guidelines require the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the event the amount reclassified is required to be reclassified in its entirety in the same reporting period. The presentation can be on the face of the statement where net income is presented or in the notes and reported by component. For amounts not required to be reclassified in its entirety in the same reporting period to net income, an entity is required to cross-reference other required disclosures. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. Since this new guidance affected disclosure requirements only, the Company has concluded that it did not have a material impact on the Company's financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued accounting guidance, given divergence in practice, covering loss contingencies that are joint and several liability arrangements for which the settlement amount is fixed and is not covered by other Generally Accepted Accounting Principles. Under the new requirements, an entity is to measure the obligation as the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of it co-obligors. This guidance is effective for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance to addresses the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2012 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  The fair value of total consideration transferred was $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of $1.5 billion.  See Note 6, "Borrowings" and Note 2, "Acquisitions and Investments in Joint Ventures", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other post-employment benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2012 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

PRESENTATION OF NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, after giving effect to transactions, costs, and gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs and gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations. Because non-core or non-recurring costs and gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures. In addition to using such measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this MD&A are Solutia acquisition, financing, transaction, and integration costs and charges for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Items

	First Quarter
(Dollars in millions)	2013	2012
Items impacting operating earnings:
Transaction costs related to the acquisition of Solutia	$—	$9
Integration costs related to the acquisition of Solutia	7	—
Restructuring charges related to continued integration of Solutia	3	—
Items impacting earnings before income taxes:
Financing costs related to the acquisition of Solutia	—	5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes the effect of the foregoing on the following financial measures:

•	Selling, general, and administrative ("SG&A") and research and development ("R&D") expenses,

•	Operating earnings,

•	Other charges (income), net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

In addition to the above, in order to provide the most meaningful comparison of results, some of the following corporate and segment discussion and analysis includes both actual results for all periods presented and results on a "pro forma combined" basis. The unaudited pro forma combined information is based on the historical consolidated financial statements of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The accompanying pro forma combined financial information does not give pro forma effect to any other transactions or events.

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

The unaudited pro forma combined information reflects only the combination of Eastman and Solutia. The unaudited pro forma combined financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Solutia depreciable fixed assets and limited-life amortizable assets acquired in the transaction.  Additionally, in the preparation of unaudited pro forma combined sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit plans actuarial losses and gains adopted by Eastman during first quarter 2012.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment. Interest costs, expected return on assets, and the mark-to-market adjustment for actuarial losses and gains are now included in corporate expense and not allocated to segments. For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the Company's consolidated financial statements in Part II, Item 8 of the 2012 Annual Report on Form 10-K. The information also includes adjustments to Solutia exclusions from operating earnings in order to be consistent with Eastman's non-GAAP presentation.

These non-GAAP and pro forma combined financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

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

OVERVIEW

Eastman has a strong portfolio of specialty businesses that hold leading positions and manufacture products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Despite ongoing economic uncertainty, the Company's end markets, particularly the transportation and building and construction markets, benefited during first quarter 2013 from continued economic growth in Asia and modest economic growth in the United States. The Advanced Materials segment realized higher sales volume in interlayers product lines, attributed to strengthened demand in the transportation market, particularly in Asia. The Additives & Functional products segment realized higher sales volume in solvents product lines, attributed to strengthened coatings demand in the United States building and construction market. While the Adhesives & Plasticizers segment experienced weakened demand for adhesives resins used in the consumables market, particularly packaging, the segment continued to benefit from the substitution of phthalate plasticizers with non-phthalate plasticizers, particularly in the building and construction market. The Company also benefited from growth in higher-value applications for products in the Advanced Materials segment sold into the transportation and durable goods markets. Eastman management believes that the Company's global market and manufacturing presence, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's diverse end markets in the long term.

The Company generated sales revenue of $2.3 billion and $1.8 billion in first quarter 2013 and 2012, respectively.  The increase in sales revenue was primarily due to higher sales volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments.

On a pro forma combined basis, the Company generated sales revenue of $2.3 billion in both first quarter 2013 and 2012. Sales revenue was relatively unchanged, as higher sales volume in the Additives & Functional Products and Advanced Materials segments was mostly offset by lower sales volume in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments. Higher selling prices in the Fibers segment were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

Operating earnings were $393 million in first quarter 2013 compared with $264 million in first quarter 2012.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings increased primarily due to earnings from acquired Solutia product lines, lower raw material and energy costs more than offsetting lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments, and higher selling prices more than offsetting higher raw material and energy costs in the Fibers segment. Operating earnings also increased due to lower SG&A and R&D costs for corporate growth initiatives, including Perennial Wood™.

On a pro forma combined basis, operating earnings increased to $393 million in first quarter 2013 compared to $339 million in first quarter 2012. In addition to the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $4 million for restructuring charges related to Solutia's acquisition of Southwall Technologies Inc. ("Southwall"). This transaction occurred prior to Eastman's acquisition of Solutia, and was previously reported by Solutia. Excluding these items, operating earnings increased primarily due to lower raw material and energy costs more than offsetting lower selling prices. Pro forma combined operating earnings also increased due to lower SG&A and R&D costs, primarily due to corporate cost synergies related to the acquisition and integration of Solutia and lower costs for corporate growth initiatives, including Perennial Wood™, partially offset by increased costs for business growth initiatives in the Company's operating segments. The increase in operating earnings was partially offset by lower capacity utilization, primarily in the Additives & Functional Products and Adhesives & Plasticizers segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from continuing operations were $247 million in first quarter 2013 compared to $159 million in first quarter 2012.  Earnings from continuing operations were $1.57 per diluted share compared to $1.13 per diluted share.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in first quarter 2013 and 2012 were $253 million and $172 million, respectively.  Excluding these items, earnings from continuing operations for 2013 and 2012 were $1.62 per diluted share and $1.22 per diluted share, respectively.

The Company generated $5 million in cash from operating activities during first three months 2013, net of $11 million cash contributed to its U.S. defined benefit pension plans, compared to $19 million cash generated in operating activities during first three months 2012, net of $25 million cash contributed to its U.S. defined benefit pension plans.  The decrease in cash from operating activities was primarily due to an increase in working capital requirements and higher interest payments partially offset by increased cash earnings from the Company's business segments primarily due to the July 2, 2012 acquisition of Solutia.

In first three months 2013 the Company progressed on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	continuing the integration of Solutia, which was acquired on July 2, 2012 and which:

◦	broadens Eastman's global presence;

◦	establishes a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expands Eastman's portfolio of sustainable products;

•
in the Fibers segment, nearing the expected completion during third quarter 2013 of construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, a joint venture with China National Tobacco Corporation; and

•
in the Specialty Fluids & Intermediates segment, completing a debottlenecking project in its largest olefins cracking unit in Longview, Texas, which was operational in first quarter 2013 and will primarily produce more ethylene, and is expected to improve Eastman's olefin cost position.

RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2013	2012	Change
Sales	$2,307	$1,821	27%
Volume effect			27%
Price effect			—%
Exchange rate effect			—%

Pro Forma Combined Sales	2,307	2,319	(1)%
Volume effect			—%
Price effect			(1)%
Exchange rate effect			—%

Sales revenue increased $486 million in first quarter 2013 compared to first quarter 2012. The increase in sales revenue was primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Additives & Functional Products segment for the solvents and polymers product lines, but was more than offset by lower sales volume in the Adhesives & Plasticizers segment for adhesives resins sold into the consumables market and in the Specialty Fluids & Intermediates segment resulting from increased internal use of olefin products. Higher selling prices in the Fibers segment were mostly offset by lower selling prices in the Specialty Fluids & Intermediates segment primarily for ethylene products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On a pro forma combined basis, sales revenue was $2.3 billion in both first quarter 2013 and 2012. Sales revenue was relatively unchanged, as higher sales volume in the Additives & Functional Products and Advanced Materials segments was mostly offset by lower sales volume in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments. Higher selling prices in the Fibers segment were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

	First Quarter
(Dollars in millions)	2013	2012	Change
Gross Profit	$616	$431	43%

Gross profit increased $185 million in first quarter 2013 compared with first quarter 2012 primarily due to $136 million from acquired Solutia product lines in first quarter 2013. Higher gross profit was also due to lower raw material and energy costs more than offsetting lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments, and higher selling prices more than offsetting higher raw material and energy costs in the Fibers segment. These increases were partially offset by lower sales volume in the Adhesives & Plasticizers segment.

	First Quarter
(Dollars in millions)	2013	2012	Change
Selling, General and Administrative Expenses	$171	$126	36%
Research and Development Expenses	49	41	20%
	220	167	32%
Transaction costs related to the acquisition of Solutia	—	(9)
Integration costs related to the acquisition of Solutia	(7)	—
Selling, General, and Administrative Expenses and Research and Development Expenses excluding items	$213	$158	35%

SG&A expenses in first quarter 2013 were higher compared to first quarter 2012 primarily due to SG&A costs for the acquired Solutia businesses of $49 million partially offset by lower costs for corporate growth initiatives, including Perennial Wood™.

R&D expenses were higher for first quarter 2013 compared to first quarter 2012 primarily due to R&D costs for the acquired Solutia businesses of $12 million partially offset by lower R&D costs for corporate growth initiatives, including Perennial Wood™.

Asset Impairments and Restructuring Charges

In first quarter 2013, there were $3 million of restructuring charges for severance associated with the continued integration of Solutia.

For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	First Quarter
(Dollars in millions)	2013	2012	Change
Operating earnings	$393	$264	49%
Transaction costs related to the acquisition of Solutia	—	9
Integration costs related to the acquisition of Solutia	7	—
Restructuring charges related to continued integration of Solutia	3	—
Operating earnings excluding items	$403	$273	48%

Pro Forma Combined Operating Earnings

	First Quarter
(Dollars in millions)	2013	2012	Change
Operating earnings	$393	$339	16%
Transaction and integration costs related to the acquisition of Solutia	7	20
Asset impairments and restructuring charges (1)	3	4
Operating earnings excluding items	$403	$363	11%

(1) Acquisition related expenses of $4 million for the Solutia Southwall acquisition in first quarter 2012.

On a pro forma combined basis, operating earnings increased in first quarter 2013 compared to first quarter 2012. Excluding items, operating earnings increased primarily due to lower raw material and energy costs more than offsetting lower selling prices by $45 million. Pro forma operating earnings also increased due to lower SG&A and R&D costs of $8 million, primarily due to corporate cost synergies related to the acquisition and integration of Solutia and lower costs for corporate growth initiatives, including Perennial Wood™, partially offset by increased costs for business growth initiatives in the Company's operating segments. The increase in operating earnings was partially offset by the impact of lower capacity utilization of $19 million, primarily in the Additives & Functional Products and Adhesives & Plasticizers segments.

Net Interest Expense

	First Quarter
(Dollars in millions)	2013	2012	Change
Gross interest costs	$49	$23
Less: Capitalized interest	1	2
Interest expense	48	21	129%
Interest income	1	2
Net interest expense	$47	$19	147%

Net interest expense increased $28 million in first quarter 2013 compared to first quarter 2012 primarily due to increased borrowing to finance the acquisition of Solutia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2013	2012
Foreign exchange transaction (gains), losses	$5	$(1)
Solutia financing costs	—	5
Investment (gains) losses, net	(2)	(3)
Other, net	(2)	(1)
Other charges (income), net	1	—
Solutia financing costs	—	(5)
Other charges (income), net excluding Solutia financing costs	$1	$(5)

First quarter 2012 included Solutia acquisition financing costs.  Financing costs recorded in "Other charges (income), net" were primarily fees for Solutia acquisition borrowings.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2013	2012
Provision for income taxes	$97	$85
Effective tax rate	28%	35%

The first quarter 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to an R&D tax credit. The first quarter 2012 effective tax rate was impacted by the non-deductibility of certain transaction costs related to the acquisition of Solutia. The Company's expected full year tax rate on 2013 reported earnings from continuing operations before income tax is approximately 31 percent.

Earnings from Continuing Operations and Diluted Earnings per Share

	First Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$247	$1.57	$159	$1.13
Solutia transaction and integration costs, net of tax	4	0.03	13	0.09
Asset impairments and restructuring charges, net of tax	2	0.02	—	—
Earnings from continuing operations excluding items, net of tax	$253	$1.62	$172	$1.22

Net Earnings and Diluted Earnings per Share

	First Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$247	$1.57	$159	$1.13
Gain from disposal of discontinued operations, net of tax	—	—	(1)	(0.01)
Net earnings	$247	$1.57	$158	$1.12

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Beginning in third quarter 2012, the Company changed its reportable segments due to changes in the Company's organization resulting from the July 2, 2012 acquisition of Solutia. The new reporting structure has been retrospectively applied to financial results of all periods presented.  The Company's products and operations are currently managed and reported in five reportable operating segments -- Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2013	2012	$	%

Sales	$419	$263	$156	59%
Volume effect			157	60%
Price effect			(1)	(1)%
Exchange rate effect			—	—%

Operating earnings	98	56	42	75%

Pro forma combined sales	$419	$400	$19	5%
Volume effect			29	7%
Price effect			(9)	(2)%
Exchange rate effect			(1)	—%

Pro forma combined operating earnings	98	94	4	4%

Sales revenue in first quarter 2013 compared to first quarter 2012 increased primarily due to $137 million in sales volume from the Solutia rubber additives product lines acquired in third quarter 2012. Sales revenue also increased due to higher sales volume of the solvents product lines attributed to strengthened coatings demand in the U.S. building and construction market. First quarter 2013 sales revenue for the polymers product lines also included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $14 million in first quarter 2012.

Pro forma combined sales revenue in first quarter 2013 compared to first quarter 2012 increased as higher sales volume was offset by lower selling prices. The higher sales volume was primarily in the solvents and polymers product lines.

Operating earnings increased in first quarter 2013 compared to first quarter 2012 primarily due to $24 million of operating earnings of the acquired Solutia rubber additives product lines. In addition, operating earnings increased due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $14 million and higher sales volume of $8 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro forma combined operating earnings increased in first quarter 2013 compared to first quarter 2012 primarily due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $15 million in the solvents product lines and higher sales volume of $12 million in all product lines. This increase was partially offset by $11 million for higher raw material and energy costs and lower selling prices in the rubber additives product lines. First quarter 2013 operating earnings were also negatively impacted by $6 million for lower capacity utilization of the rubber additives manufacturing facilities compared to higher capacity utilization to build inventory in first quarter 2012.

The Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry. By the end of 2013, the Company plans to evaluate the timing of incorporating this technology into a modest capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	First Quarter
			Change
(Dollars in millions)	2013	2012	$	%

Sales	$345	$374	$(29)	(8)%
Volume effect			(26)	(7)%
Price effect			—	—%
Exchange rate effect			(3)	(1)%

Operating earnings	49	66	(17)	(26)%

Sales revenue in first quarter 2013 compared to first quarter 2012 decreased primarily due to lower sales volume attributed to weakened demand for adhesives resins sold into the consumables market, particularly for packaging. Substitution of phthalate plasticizers with non-phthalate plasticizers continued during the quarter. First quarter 2012 included $14 million of revenue from sales of certain products sold primarily into the tires market which are now reported in the Additives & Functional Products segment to combine the tires growth platforms of both Solutia and Eastman.

Operating earnings decreased first quarter 2013 compared to first quarter 2012 primarily due to lower sales volume for adhesives resins sold into the consumables market, particularly for packaging, and resulting lower capacity utilization.

The Company's joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China is expected to be operational by the end of 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2013	2012	$	%

Sales	$584	$292	$292	100%
Volume effect			291	100%
Price effect			3	1%
Exchange rate effect			(2)	(1)%

Operating earnings	65	30	35	117%

Pro forma combined sales	584	567	17	3%
Volume effect			19	3%
Price effect			—	—%
Exchange rate effect			(2)	—%

Pro forma combined operating earnings	65	57	8	14%
Pro forma combined asset impairments and restructuring charges	—	4
Pro forma combined operating earnings excluding item	65	61	4	7%

Sales revenue in first quarter 2013 compared to first quarter 2012 increased primarily due to $284 million in sales volume from the Solutia interlayers and performance films product lines acquired in third quarter 2012.

Pro forma combined sales revenue increased in first quarter 2013 compared to first quarter 2012 primarily due to higher sales volume in the interlayers product lines, particularly in Asia, attributed to strengthened demand in the transportation market, and higher sales volume for Eastman Tritan™ copolyester.

First quarter 2013 operating earnings increased compared to first quarter 2012 primarily due to operating earnings of $33 million from the acquired Solutia interlayers and performance films product lines.

Pro forma combined operating earnings increased slightly in first quarter 2013 compared to first quarter 2012 primarily due to slightly higher sales volume and increased sales of higher margin products, including interlayers with acoustic properties, Eastman TritanTM copolyester, and V-Kool® brand window films. Restructuring charges of $4 million in first quarter 2012 were related to Solutia's Southwall acquisition.

The Company is progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets. Construction of a manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity is expected to begin in Kuantan, Malaysia during fourth quarter 2013 and to be operational during 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2013	2012	$	%

Sales	$346	$323	$23	7%
Volume effect			9	3%
Price effect			14	4%
Exchange rate effect			—	—%

Operating earnings	114	101	13	13%

Sales revenue increased in first quarter 2013 compared to first quarter 2012 primarily due to higher selling prices in response to higher raw material and energy costs, particularly for wood pulp, and higher volume due to customer buying patterns for acetate tow products.

Operating earnings increased in first quarter 2013 compared to first quarter 2012 primarily due to higher selling prices more than offsetting higher raw material and energy costs.

In third quarter 2013, the Company expects the construction on the 30,000 metric ton acetate tow joint venture manufacturing facility in China to be completed.  Eastman has 45 percent ownership of the joint venture and expects to supply 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport. The Company expects earnings through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings, in the joint venture beginning in 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2013	2012	$	%

Sales	$607	$569	$38	7%
Volume effect			53	9%
Price effect			(14)	(2)%
Exchange rate effect			(1)	—%

Operating earnings	95	53	42	79%

Pro forma combined sales	607	642	(35)	(5)%
Volume effect			(22)	(3)%
Price effect			(12)	(2)%
Exchange rate effect			(1)	—%

Pro forma combined operating earnings	95	73	22	30%

Sales revenue in first quarter 2013 compared to first quarter 2012 increased primarily due to higher sales volume partially offset by lower selling prices.  Higher sales volume was due to $73 million in sales volume from the Solutia specialty fluids product lines acquired in third quarter 2012. This increase was partially offset by $20 million in lower sales volume resulting from increased internal use of olefins in the manufacture of higher-value downstream chemical intermediate derivative products. Lower selling prices primarily for ethylene products were in response to lower raw material and energy costs, particularly for propane.

Pro forma combined sales revenue decreased in first quarter 2013 compared to first quarter 2012 primarily due to lower sales volume resulting from increased internal use of olefins in the manufacture of higher-value downstream chemical intermediate derivative products. The decrease was also due to lower selling prices primarily for ethylene products due to lower raw material and energy costs, particularly for propane.

Operating earnings increased in first quarter 2013 compared to first quarter 2012 primarily due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $26 million. Operating earnings in first quarter 2013 also included $16 million of operating earnings from the acquired Solutia specialty fluids product lines.

Pro forma combined operating earnings increased in first quarter 2013 compared to first quarter 2012 primarily due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices.

The Company completed a debottlenecking project in its largest olefins cracking unit in Longview, Texas in first quarter 2013. This will allow the facility to produce more ethylene, and it is expected to improve Eastman's olefin cost position. Additionally, the Company is expanding Therminol® heat transfer fluid capacity through a plant expansion in Newport, Wales, which is expected to be operational in 2014 and will support expected demand growth in the industrial chemicals and processing market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	First Quarter
(Dollars in millions)	2013	2012

Sales	$6	$—

Operating loss
Growth initiatives and businesses not allocated to segments	$(21)	$(26)
Pension and OPEB costs not allocated to operating segments	3	(7)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(10)	(9)
Operating loss before exclusions	(28)	(42)
Transaction and integration costs related to the acquisition of Solutia	7	9
Restructuring charges related to continued integration of Solutia	3	—
Operating loss excluding items	$(18)	$(33)

Pro forma combined sales	$6	$13

Pro forma combined operating loss
Growth initiatives and businesses not allocated to segments	$(21)	$(25)
Pension and OPEB costs not allocated to operating segments	3	(7)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(10)	(20)
Pro forma combined operating loss before exclusions	(28)	(52)
Transaction and integration costs related to the acquisition of Solutia	7	20
Restructuring charges related to continued integration of Solutia	3	—
Pro forma combined operating loss	$(18)	$(32)

Sales revenue and R&D, pension and other postretirement benefit ("OPEB"), and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable, including sales revenue of $6 million in 2013 for the Photovoltaics product line acquired from Solutia.  For more information, see Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating losses included Solutia integration costs of $7 million and restructuring costs of $3 million in first quarter 2013 and transaction costs related to the acquisition of Solutia of $9 million in first quarter 2012. Excluding these charges, the decreased losses were primarily due to reduced spending for Perennial Wood™.

Pension expense and gain not allocated to operating segments was a $3 million gain and a $7 million expense in first quarter 2013 and first quarter 2012, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	First Quarter
(Dollars in millions)	2013	2012	Change	Volume Effect	Price Effect	Exchange Rate Effect
United States and Canada	$1,081	$1,002	8%	9%	(1)%	—%
Asia Pacific	595	388	53%	50%	3%	—%
Europe, Middle East, and Africa	513	346	48%	48%	1%	(1)%
Latin America	118	85	39%	38%	1%	—%
	$2,307	$1,821	27%	27%	—%	—%

Pro Forma Combined Sales Revenue

	First Quarter
(Dollars in millions)	2013	2012	Change
United States and Canada	$1,081	$1,132	(5)%
Asia Pacific	595	537	11%
Europe, Middle East, and Africa	513	528	(3)%
Latin America	118	122	(3)%
	$2,307	$2,319	(1)%

Sales revenue in United States and Canada increased in first quarter 2013 compared to first quarter 2012 primarily due to $142 million of higher sales volume from the acquired Solutia businesses, partially offset by lower sales volume primarily in the Specialty Fluids & Intermediates and Adhesives & Plasticizers segments. Pro forma combined sales revenue in the region decreased primarily due to decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment and decreased sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Asia Pacific increased in first quarter 2013 compared to first quarter 2012 primarily due to $151 million of higher sales volume from the acquired Solutia businesses and higher sales volume in all segments except the Adhesives & Plasticizers segment, which had slightly lower sales volume. Pro forma combined sales revenue in the region increased primarily due to increased sales revenue in the Fibers segment and increased pro forma combined sales revenue in the Advanced Materials segment, partially offset by decreased sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Europe, Middle East, and Africa increased in first quarter 2013 compared to first quarter 2012 primarily due to $172 million of higher sales volume from the acquired Solutia businesses partially offset by an unfavorable shift in the euro to U.S. dollar exchange rate. Pro forma combined sales revenue in the region decreased primarily due to decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment and "other" sales revenue, partially offset by increased pro forma combined sales revenue in the Additives & Functional Products segments for solvents product lines. Lower pro forma combined sales revenue in the Specialty Fluids & Intermediates segment was primarily in the specialty fluids product lines and lower pro forma combined "other" sales revenue was primarily in the Photovoltaics product line acquired from Solutia.

Sales revenue in Latin America increased in first quarter 2013 compared to first quarter 2012 primarily due to $36 million of higher sales volume from the acquired Solutia businesses. Pro forma combined sales revenue in the region decreased due to increased sales revenue in the Fibers segment being more than offset by decreased pro forma combined sales revenue in the Additives & Functional Products segment and decreased sales revenue in the Adhesives & Plasticizers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2012 Annual Report on Form 10-K and "Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Three Months
(Dollars in millions)	2013	2012
Net cash provided by (used in)
Operating activities	$5	$19
Investing activities	(83)	(10)
Financing activities	10	(17)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net change in cash and cash equivalents	(71)	(8)
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$178	$569

Cash provided by operating activities decreased $14 million in first three months 2013 compared with first three months 2012.  The decrease was primarily due to an increase in working capital requirements and higher interest payments partially offset by increased cash earnings from the Company's businesses primarily due to the July 2, 2012 acquisition of Solutia. The increase in accounts receivable was higher in first three months 2013 due to a greater increase in sale revenue during the first three months of 2013 as compared with the first three months 2012. Interest payments were higher first three months 2013 as compared with first three months 2012 primarily due to increased borrowings for the acquisition of Solutia.

Cash used in investing activities increased $73 million in first three months 2013 compared with first three months 2012.  First three months 2012 included $120 million in proceeds from the redemption of short-term time deposits.  Cash used for additions to properties and equipment was $87 million in first three months 2013 and $90 million in first three months 2012, respectively.

Cash provided by financing activities was $10 million in first three months 2013 and cash used in financing activities was $17 million in first three months 2012.  First three months 2013 included $16 million received from stock warrant exercises more than offset by $32 million of treasury stock purchases. During first three months 2013, the Company received $200 million in proceeds from commercial paper borrowings and repaid $200 million of borrowings under its five-year term loan agreement (the "Term Loan"). The payment of dividends, which was $1 million in first three months 2013 and $36 million in first three months 2012, is also reflected in financing activities in all periods. First three months 2013 reflected the payment of the fourth quarter 2012 dividend of $45 million in December 2012 rather than January 2013.

In 2013, the Company expects capital expenditures of approximately $525 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2013 are expected to be payment of the quarterly cash dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

At March 31, 2013, the Company had access to the sources of liquidity described below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  In addition, on July 2, 2012, the Company borrowed the entire $1.2 billion available under the Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. At March 31, 2013, the Company had repaid $450 million of borrowings under the Term Loan.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2013 the Company's commercial paper borrowings were $200 million. There were no commercial paper borrowings at December 31, 2012. As a result of the commercial paper borrowings in first quarter 2013, the amount available for borrowing under the Revolving Credit Facility was reduced by $200 million.

At March 31, 2013, the Company also had a $250 million line of credit under its accounts receivable securitization agreement ("A/R Facility"), expiring April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Other than the $200 million reduction in the amount available under the Revolving Credit Facility as of March 31, 2013 as a result of commercial paper borrowings, substantially all of the amounts under these facilities were available for borrowing as of March 31, 2013 and December 31, 2012. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first three months 2013, the Company made $11 million in contributions to its U.S. defined benefit pension plans.  Including Solutia pension plans, the Company expects to make total cash contributions of approximately $120 million to its U.S. defined benefit pension plans in 2013, of which approximately $75 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2012, the Company made $124 million in contributions to its U.S. defined benefit pension plans, of which approximately $70 million was the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions made in 2012 and those anticipated for 2013 are made in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for first quarter 2013 compared to fourth quarter 2012.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  Eastman management believes maintaining a financial profile consistent with an investment grade company is important to its long-term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $87 million and $90 million in first three months 2013 and 2012, respectively.  The expenditures in first three months 2013 were primarily for improvements to plants and equipment and organic growth initiatives particularly in the Specialty Fluids & Intermediates segment.  The expenditures in first three months 2012 were primarily for organic growth initiatives particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The Company expects that 2013 capital spending will be approximately $525 million.

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $385 million and $394 million at March 31, 2013 and December 31, 2012, respectively.  At both March 31, 2013 and December 31, 2012, this reserve included $8 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $356 million to the maximum of $612 million and from the minimum or best estimate of $365 million to the maximum of $623 million at March 31, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both March 31, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $29 million at both March 31, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first quarter 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(9)
Balance at March 31, 2013	$356

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Commitments

At March 31, 2013, the Company's obligations under notes and debentures and credit facilities totaled $4.8 billion to be paid over a period of approximately 30 years. At March 31, 2013 the Company had repaid $450 million of Term Loan borrowings.  See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at March 31, 2013, totaling $2.6 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $220 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at March 31, 2013, totaling $2.3 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

As of March 31, 2013, there have been no material changes to the Company's commitments at December 31, 2012. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2012 Annual Report on Form 10-K.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, see Note 9, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $60 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

Treasury Stock

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2013, a total of 5,203,139 shares of common stock have been repurchased under this authorization for a total amount of $234 million. The Company repurchased 445,500 shares of common stock for $32 million during first three months 2013. The Company did not repurchase any shares of common stock during 2012.

Dividends

The Company declared cash dividends of $0.30 per share in first quarter 2013 and $0.26 per share in first quarter 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In January 2013, the Financial Accounting Standards Board released additional guidance to clarify the scope of the 2011 guidance to be inclusive of derivatives (including bifurcated embedded derivatives), repurchase and reverse repurchase agreements, and securities borrowing and securities lending arrangements. Both standards are effective for reporting periods beginning on or after January 1, 2013.  Since this new guidance affected disclosure requirements only, the Company has concluded that it did not have a material impact on the Company's financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued accounting guidance to enhance the disclosure of amounts reclassified out of accumulated other comprehensive income. The new disclosure guidelines require the presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the event the amount reclassified is required to be reclassified in its entirety in the same reporting period. The presentation can be on the face of the statement where net income is presented or in the notes and reported by component. For amounts not required to be reclassified in its entirety in the same reporting period to net income, an entity is required to cross-reference other required disclosures. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. Since this new guidance affected disclosure requirements only, the Company has concluded that it did not have a material impact on the Company's financial position or results of operations.

In February 2013, the Financial Accounting Standards Board issued accounting guidance, given divergence in practice, covering loss contingencies that are joint and several liability arrangements for which the settlement amount is fixed and is not covered by other Generally Accepted Accounting Principles. Under the new requirements, an entity is to measure the obligation as the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of it co-obligors. This guidance is effective for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance to addresses the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

2013 OUTLOOK

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For 2013, the Company expects:

•	cash generated by operating activities of between $1.2 billion and $1.4 billion;

•	capital spending to be approximately $525 million; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be approximately 31 percent.

Based upon the foregoing expectations, despite persistent economic uncertainty, particularly in Europe, the Company expects full year 2013 earnings per diluted share from continuing operations to be between $6.30 and $6.40 per share, excluding non-recurring and non-core costs, charges, or gains, which may include acquisition-related costs and charges, asset impairments and restructuring charges, and mark-to-market pension and OPEB gains or losses.

See "Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by us from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.
Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described elsewhere in this Quarterly Report, the following are the most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.
The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets and uncertainty about the length and stability of economic recovery, particularly in Europe, may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the most recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

The Company's business is subject to operating risks common to chemical manufacturing businesses, any of which could disrupt manufacturing operations or related infrastructure and adversely affect results of operations.

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.  (The Company has in the past had cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided against the impact of any future disruptions due to these, or other, circumstances.) Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2012 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1-31, 2013	—	$—	—	$98
February 1-28, 2013	140,000	$72.53	140,000	$88
March 1-31, 2013	305,500	$70.81	305,500	$66
Total	445,500	$71.35	445,500

(1)	Shares repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for share.

(3)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2013, a total of 5,203,139 shares have been repurchased under this authorization for a total amount of $234 million. During first three months 2013, the Company repurchased 445,500 shares of common stock for a cost of $32 million under the current stock repurchase authorization. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	April 30, 2013	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

10.01	Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers on February 28, 2013 under the 2012 Omnibus Stock Compensation Plan	58-62

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	63

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2013	64

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2013	65

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2013	66

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2013	67

99.01	2012 Databook	68

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document