Form 10-Q
period 2013-06-30
EASTMAN CHEMICAL CO
filed 2013-08-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2013
Common Stock, par value $0.01 per share	154,238,678
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 62 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 61

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	58

1A.	Risk Factors	58

2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

6.	Exhibits	59

SIGNATURES

Signatures	60

EXHIBIT INDEX

Exhibit Index	61

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Sales	$2,440	$1,853	$4,747	$3,674
Cost of sales	1,763	1,372	3,454	2,762
Gross profit	677	481	1,293	912
Selling, general and administrative expenses	180	121	351	247
Research and development expenses	51	43	100	84
Asset impairments and restructuring charges, net	18	—	21	—
Operating earnings	428	317	821	581
Net interest expense	46	28	93	47
Other charges (income), net	—	20	1	20
Earnings from continuing operations before income taxes	382	269	727	514
Provision for income taxes from continuing operations	116	91	213	176
Earnings from continuing operations	266	178	514	338
Gain from disposal of discontinued operations, net of tax	—	2	—	1
Net earnings	$266	$180	$514	$339
Less: Net earnings attributable to noncontrolling interest	2	1	3	2
Net earnings attributable to Eastman	$264	$179	$511	$337
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$264	$177	$511	$336
Gain from discontinued operations, net of tax	—	2	—	1
Net earnings attributable to Eastman stockholders	$264	$179	$511	$337
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$1.71	$1.28	$3.31	$2.43
Earnings from discontinued operations	—	0.02	—	0.01
Basic earnings per share attributable to Eastman	$1.71	$1.30	$3.31	$2.44
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.69	$1.26	$3.26	$2.38
Earnings from discontinued operations	—	0.01	—	0.01
Diluted earnings per share attributable to Eastman	$1.69	$1.27	$3.26	$2.39

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Comprehensive Income
Net earnings including noncontrolling interest	$266	$180	$514	$339
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	15	(24)	(35)	(9)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(3)	(3)	(7)	(8)
Derivatives and hedging:
Unrealized (loss) gain during period	(10)	(40)	4	(30)
Reclassification adjustment for (losses) gains included in net income	3	4	5	(1)
Total other comprehensive income (loss), net of tax	5	(63)	(33)	(48)
Comprehensive income including noncontrolling interest	271	117	481	291
Comprehensive income attributable to noncontrolling interest	2	1	3	2
Comprehensive income attributable to Eastman	$269	$116	$478	$289
Retained Earnings
Retained earnings at beginning of period	$3,239	$2,882	$3,038	$2,760
Net earnings attributable to Eastman	264	179	511	337
Cash dividends declared	(47)	(37)	(93)	(73)
Retained earnings at end of period	$3,456	$3,024	$3,456	$3,024

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$234	$249
Trade receivables, net	1,053	846
Miscellaneous receivables	173	151
Inventories	1,286	1,260
Other current assets	92	88
Total current assets	2,838	2,594
Properties
Properties and equipment at cost	9,747	9,681
Less: Accumulated depreciation	5,570	5,500
Net properties	4,177	4,181
Goodwill	2,620	2,644
Intangible assets, net of accumulated amortization	1,820	1,849
Other noncurrent assets	307	351
Total assets	$11,762	$11,619
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,309	$1,360
Borrowings due within one year	—	4
Total current liabilities	1,309	1,364
Long-term borrowings	4,679	4,779
Deferred income tax liabilities	97	91
Post-employment obligations	1,827	1,856
Other long-term liabilities	477	501
Total liabilities	8,389	8,591
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 214,805,555 and 213,406,523 for 2013 and 2012, respectively)	2	2
Additional paid-in capital	1,749	1,709
Retained earnings	3,456	3,038
Accumulated other comprehensive income	90	123
	5,297	4,872
Less: Treasury stock at cost (60,627,362 shares for 2013 and 59,511,662 shares for 2012)	2,007	1,929
Total Eastman stockholders' equity	3,290	2,943
Noncontrolling interest	83	85
Total equity	$3,373	$3,028
Total liabilities and stockholders' equity	$11,762	$11,619

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2013	2012
Cash flows from operating activities
Net earnings including noncontrolling interest	$514	$339
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	218	140
Asset impairment charges	6	—
Provision for deferred income taxes	46	23
Pension and other postretirement contributions (in excess of) less than expenses	(42)	(45)
Variable compensation (in excess of) less than expenses	(9)	(36)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(214)	(103)
(Increase) decrease in inventories	(35)	(2)
Increase (decrease) in trade payables	(32)	(31)
Other items, net	(85)	50
Net cash provided by operating activities	367	335
Cash flows from investing activities
Additions to properties and equipment	(187)	(177)
Proceeds from redemption of short-term time deposits	—	200
Proceeds from sale of assets and investments	5	6
Acquisitions and investments in joint ventures, net of cash acquired	—	(10)
Additions to capitalized software	(1)	(3)
Other items, net	(8)	(35)
Net cash used in investing activities	(191)	(19)
Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	300	(1)
Proceeds from borrowings	150	2,311
Repayment of borrowings	(555)	(146)
Dividends paid to stockholders	(47)	(71)
Treasury stock purchases	(78)	—
Dividends paid to noncontrolling interest	(7)	(1)
Proceeds from stock option exercises and other items, net	47	15
Net cash provided by (used in) financing activities	(190)	2,107
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(15)	2,423
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$234	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The purchase price allocation for the July 2, 2012 Solutia acquisition has been finalized as of June 30, 2013. Updates to the December 31, 2012 preliminary purchase price allocation of the Solutia acquisition during second quarter 2013 for finalization of current and deferred income taxes have been reflected in the Company's Consolidated Statements of Financial Position as of June 30, 2013 and are summarized in the table below. These adjustments are primarily for finalization of valuation allowances against Federal and state deferred tax assets in connection with the filing of the final Solutia consolidated federal tax return. These updates were not material to the Company's financial position or results of operations for 2012 or 2013.

(Dollars in millions)	Initial Valuation	2012 Net Adjustments to Fair Value	December 31, 2012	2013 Net Adjustments to Fair Value	June 30, 2013
Assets acquired and liabilities assumed on July 2, 2012
Current assets	$901	$19	$920	$2	$922
Properties and equipment	940	7	947	—	947
Intangible assets	1,807	(16)	1,791	—	1,791
Other noncurrent assets	612	2	614	67	681
Goodwill	1,965	265	2,230	(22)	2,208
Current liabilities	(461)	(1)	(462)	—	(462)
Long-term liabilities	(2,389)	(276)	(2,665)	(47)	(2,712)
Equity and cash consideration, net of $88 million cash acquired	$3,375	$—	$3,375	$—	$3,375

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The fair value of receivables acquired from Solutia on July 2, 2012 was $350 million, with gross contractual amounts receivable of $366 million. Acquired intangible assets are primarily customer relationships, trade names, and developed technologies.  Long-term liabilities are primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other postretirement welfare plan obligations. The Company finalized the acquisition accounting related to the transaction during fourth quarter 2012 with the exception of income taxes which were completed during second quarter 2013 and did not have a material impact on the Company's financial position or results of operations.

The acquisition of Solutia broadens Eastman's global presence, facilitates growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expands Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenue growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition has been allocated to certain of the Company's reportable segments. None of the goodwill is deductible for tax purposes.

Goodwill	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$745
Advanced Materials	1,004
Specialty Fluids & Intermediates	459
Total	$2,208

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

Intangible Assets
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

Related to the acquisition of Solutia, in second quarter and first six months 2013 the Company recognized $8 million and $15 million, respectively, in integration costs. In second quarter and first six months 2012, the Company recognized $4 million and $13 million, respectively, in transaction costs; and $27 million and $32 million, respectively, in financing costs; and $2 million in both periods in integration costs. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item, and financing costs are included in the "Net interest expense" and "Other charges (income), net" line items in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

Beginning third quarter 2012, the Company's consolidated results of operations include the results of the acquired Solutia businesses.  The unaudited pro forma financial results for three months and six months ended June 30, 2012 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

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

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations including noncontrolling interest, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit ("OPEB") plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

	2012
(Dollars in millions)	Second Quarter	First Six Months
Pro forma sales	$2,373	$4,692
Pro forma earnings from continuing operations including noncontrolling interest	226	448

Non-recurring costs directly attributable to the acquisition, which will not have an ongoing impact, are excluded from unaudited pro forma earnings from continuing operations including noncontrolling interest for second quarter 2012. These items include transaction, integration, and financing costs incurred by Eastman during second quarter and first six months 2012 as well as transaction costs of $14 million and $25 million incurred by Solutia during second quarter and first six months 2012, respectively, prior to its acquisition by Eastman.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2013	2012
At FIFO or average cost (approximates current cost)
Finished goods	$977	$941
Work in process	298	288
Raw materials and supplies	514	536
Total inventories	1,789	1,765
LIFO Reserve	(503)	(505)
Total inventories	$1,286	$1,260

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both June 30, 2013 and December 31, 2012.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2013	2012
Trade creditors	$686	$723
Accrued payrolls, vacation, and variable-incentive compensation	152	171
Accrued taxes	71	76
Post-employment obligations	61	62
Interest payable	47	59
Environmental contingent liabilities, current portion	35	35
Other	257	234
Total payables and other current liabilities	$1,309	$1,360

The current portion of post-employment obligations is an estimate of current year payments. Included in "Other" above are dividends payable, certain accruals for payroll deductions and employee benefits, the current portion of hedging liabilities, and other payables and accruals.

5.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012
Provision for income taxes	$116	$91	$213	$176
Effective tax rate	30%	34%	29%	34%

The first six months 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit. The second quarter and first six months 2012 effective tax rates were impacted by the non-deductibility of certain transaction costs related to the acquisition of Solutia.

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

(Dollars in millions)	December 31, 2012
Deferred tax assets
Post-employment obligations	$715
Net operating loss carryforwards	630
Tax credit carryforwards	230
Environmental reserves	145
Other	82
Total deferred tax assets	1,802
Less valuation allowance	(215)
Deferred tax assets less valuation allowance	$1,587
Deferred tax liabilities
Depreciation	$(951)
Amortization	(666)
Total deferred tax liabilities	$(1,617)
Net deferred tax liabilities	$(30)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$34
Other noncurrent assets	30
Payables and other current liabilities	(3)
Deferred income tax liabilities	(91)
Net deferred tax liabilities	$(30)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2013	2012
Borrowings consisted of:
3% debentures due 2015	$250	$250
2.4% notes due 2017	997	997
6.30% notes due 2018	173	174
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
3.6% notes due 2022	894	893
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	496
Credit facility borrowings	850	950
Other	—	4
Total borrowings	4,679	4,783
Borrowings due within one year	—	4
Long-term borrowings	$4,679	$4,779

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.

Credit Facility Borrowings

On July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. During the first six months of 2013, the Company repaid $550 million of its Term Loan using $300 million of commercial paper borrowings, $150 million of its accounts receivable securitization facility (the "A/R Facility"), and $100 million in cash. At June 30, 2013 and December 31, 2012, the Term Loan balances outstanding were $400 million and $950 million, respectively. The interest rate on the Term Loan as of June 30, 2013 was 1.75 percent.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At June 30, 2013 the Company's commercial paper borrowings were $300 million with a weighted average interest rate of 0.34 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a $250 million line of credit under the A/R Facility, expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2013, the Company's borrowings under the A/R Facility were $150 million with an interest rate of 0.94 percent, and the proceeds were used to repay a portion of the Term Loan. These borrowings are secured by $150 million of trade receivables. At December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  As of June 30, 2013, as a result of the $300 million in commercial paper borrowings, the amount available under the Revolving Credit Facility was $450 million. As of June 30, 2013, as a result of the $150 million borrowings under the A/R Facility, $100 million was available under this facility. As of December 31, 2012, substantially all of the amounts under these facilities were available for borrowing. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at June 30, 2013 and December 31, 2012 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified in level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, the A/R Facility, and commercial paper, equals the carrying value and is classified within level 2.

		Fair Value Measurements at June 30, 2013
(Dollars in millions)	Recorded Amount June 30, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,679	$4,838	$3,988	$850	$—

		Fair Value Measurements at December 31, 2012
(Dollars in millions)	Recorded Amount December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,165	$4,215	$950	$—

7.	DERIVATIVES

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of June 30, 2013 and December 31, 2012, the Company had no fair value hedges.

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

As of June 30, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €612 million (approximately $800 million equivalent) and ¥7.6 billion (approximately $78 million equivalent), respectively. The total notional volume for contract ethylene sales was approximately 52 thousand metric tons, and the total notional volume hedged for feedstock was approximately 4 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps.

As of December 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €480 million (approximately $635 million equivalent) and ¥3.2 billion (approximately $35 million equivalent), respectively. The total notional volume for contract ethylene sales was approximately 49 thousand metric tons, and the total notional volume hedged for feedstock was approximately 3 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2013
Description	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$45	$—	$45	$—
Derivative Liabilities	(27)	—	(20)	(7)
	$18	$—	$25	$(7)

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$28	$—	$28	$—
Derivative Liabilities	(24)	—	(19)	(5)
	$4	$—	$9	$(5)

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

The Company holds Level 3 assets for commodity hedges.  The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms.  All Level 3 hedges will mature in the current year.  The Company determines the fair value of paraxylene derivative forward contracts based on related inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets, and which influence the actual forward price of the commodity.  Due to the fact that the forward price of the commodity itself is considered unobservable, the Company has categorized these forward contracts as Level 3. The Company determines the fair value of ethylene derivative forward contracts using an average of unadjusted forward ethylene prices provided by industry recognized experts.

The table below presents a rollforward of activity for these assets (liabilities) for the period ended June 30, 2013:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$(12)	$—	$(5)	$—
Realized gain (loss) in sales revenue	(3)	—	(7)	—
Change in unrealized gain (loss)	5	(9)	(2)	(9)
Settlements	3	1	7	1
Transfers (out) in of Level 3	—	—	—	—
Balance at June 30	$(7)	$(8)	$(7)	$(8)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of June 30, 2013 and December 31, 2012. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $31 million and a derivative in a net liability position of $13 million as of June 30, 2013. The Company also does not have any cash collateral due under such agreements.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	June 30, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Other current assets	$1	$7
Foreign exchange contracts	Other current assets	19	8
Foreign exchange contracts	Other noncurrent assets	25	13
		$45	$28

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	June 30, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$13	$13
Commodity contracts	Other long-term liabilities	1	—
Foreign exchange contracts	Payables and other current liabilities	5	8
Foreign exchange contracts	Other long-term liabilities	8	3
		$27	$24

Derivatives' Hedging Relationships

	Second Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Commodity contracts	$(2)	$3	Sales	$(3)	$—
			Cost of Sales	(3)	(18)
Foreign exchange contracts	(6)	4	Sales	4	9
Forward starting interest rate swap contracts	1	(43)	Net interest expense	(2)	(1)
	$(7)	$(36)		$(4)	$(10)

	First Six Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Commodity contracts	$(4)	$(4)	Sales	$(7)	$—
			Cost of sales	(3)	(18)
Foreign exchange contracts	11	3	Sales	6	17
Forward starting interest rate swap contracts	2	(30)	Net interest expense	(4)	(1)
	$9	$(31)		$(8)	$(2)

In second quarter 2012, forward starting interest rate swaps related to the issuance of debt for the Solutia acquisition were settled, resulting in an additional loss, net of tax of $44 million recorded in Other Comprehensive Income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $60 million at June 30, 2013 and $54 million at June 30, 2012.  If realized, approximately $5 million in losses in second quarter 2013 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in second quarter and first six months 2013. For second quarter and first six months 2012, the ineffective portion of the Company's qualifying hedges was $2 million.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized no net gains or losses during second quarter 2013 and approximately $2 million net gains during second quarter 2012 on nonqualifying derivatives.  The Company recognized approximately $2 million net losses and $1 million net gains on nonqualifying derivatives during first six months 2013 and 2012, respectively.

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

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension plans.  These U.S. plans were closed to new participants prior to the acquisition and were no longer accruing additional benefits.  For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	Second Quarter						First Six Months
	Pension Plans				Postretirement Welfare Plans		Pension Plans				Postretirement Welfare Plans
	2013		2012		2013	2012	2013		2012		2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.			U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$11	$3	$10	$1	$3	$3	$21	$7	$20	$3	$6	$5
Interest cost	22	7	19	3	11	10	44	14	37	6	22	21
Expected return on assets	(32)	(8)	(21)	(4)	(2)	(1)	(64)	(17)	(42)	(8)	(4)	(1)
Amortization of:
Prior service cost/(credit)	(1)	—	(1)	—	(5)	(5)	(2)	—	(2)	—	(10)	(10)
Net periodic benefit cost	$—	$2	$7	$—	$7	$7	$(1)	$4	$13	$1	$14	$15

Second quarter and first six months 2013 reflect the impact on the U.S. and non-U.S. defined benefit pension plans and the other postretirement welfare plans of the Solutia acquisition.

The Company contributed $24 million and $45 million to its U.S. defined benefit pension plans in first six months 2013 and 2012, respectively.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2013 totaling $2.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $218 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at June 30, 2013 totaled $110 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $55 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $379 million and $394 million at June 30, 2013 and December 31, 2012, respectively.  At both June 30, 2013 and December 31, 2012, this reserve included $8 million related to sites previously closed and impaired by Eastman, as well as sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $350 million to the maximum of $606 million and from the minimum or best estimate of $365 million to the maximum of $623 million at June 30, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both June 30, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs was $29 million at both June 30, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first six months 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(15)
Balance at June 30, 2013	$350

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2013	December 31, 2012
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	344	359
Total	$379	$394

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

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2013 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	511	—	—	511	3	514
Cash Dividends Declared (1)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income	—	—	—	(33)	—	(33)	—	(33)
Share-Based Compensation Expense (2)	—	19	—	—	—	19	—	19
Stock Option Exercises	—	6	—	—	—	6	—	6
Shares Issued for Business Combination (3)	—	16	—	—	—	16	—	16
Other (4)	—	(1)	—	—	—	(1)	1	—
Share Repurchase	—	—	—	—	(78)	(78)	—	(78)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(6)	(6)
Balance at June 30, 2013	2	1,749	3,456	90	(2,007)	3,290	83	3,373

(1)	Includes cash dividends declared, but unpaid.

(2)	Includes the fair value of share-based awards recognized for share-based compensation.

(3)	Proceeds of warrant exercises related to the Company's acquisition of Solutia.

(4)
Primarily tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Unrecognized Prior Service Credits for Benefit Plans	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$64	$78	$(3)	$(1)	$138
Period change	41	(13)	(43)	—	(15)
Balance at December 31, 2012	105	65	(46)	(1)	123
Period change	(35)	(7)	9	—	(33)
Balance at June 30, 2013	$70	$58	$(37)	$(1)	$90

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$15	$15	$(25)	$(24)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(6)	(3)	(6)	(3)
Derivatives and hedging:
Unrealized loss during period	(16)	(10)	(64)	(40)
Reclassification adjustment for losses included in net income (2)	5	3	6	4
Total other comprehensive income (loss)	$(2)	$5	$(89)	$(63)

	First Six Months
	2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(35)	$(35)	$(9)	$(9)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(12)	(7)	(12)	(8)
Derivatives and hedging:
Unrealized gain (loss) during period	7	4	(48)	(30)
Reclassification adjustment for gains (losses) included in net income (2)	8	5	(2)	(1)
Total other comprehensive income (loss)	$(32)	$(33)	$(71)	$(48)

(1)	Included in the calculation of net periodic benefit costs for pension and OPEB. See Note 8, "Retirement Plans".

(2)	Gains and losses from derivatives and hedging are included in sales, cost of sales, and net interest expense. See Note 7, "Derivatives".

13.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2013	2012	2013	2012
Shares used for earnings per share calculation (in millions):
Basic	154.4	138.1	154.4	137.7
Diluted	156.7	141.2	156.7	140.9

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. Second quarter and first six months 2013 include the shares issued in the Solutia acquisition. First six months 2013 also reflects the impact of exercised Solutia acquisition warrants. Unexercised warrants expired on February 27, 2013. For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

In second quarter and first six months 2013, common shares underlying options to purchase 317,879 and 121,070 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2013 reflect the impact of share repurchases of 670,200 and 1,115,700 shares, respectively.

In second quarter and first six months 2012, there were no outstanding options to purchase shares of common stock excluded from shares treated as outstanding for the computation of diluted earnings per share and no share repurchases.

The Company declared cash dividends of $0.30 and $0.26 per share in second quarter 2013 and 2012, respectively, and $0.60 and $0.52 per share in first six months 2013 and 2012, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In second quarter and first six months 2013, there were $18 million and $21 million, respectively, of net asset impairments and restructuring charges. During second quarter 2013, management announced its intent and finalized its decision to close a production facility in Germany for the Photovoltaics product line. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During second quarter 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees.

During second quarter 2013, a change in estimate for certain costs associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recorded asset impairments and restructuring charges. Analysis of total site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

In second quarter and first six months 2013, there were $3 million and $6 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia. For additional information related to the acquisition of Solutia, see Note 2, "Acquisitions and Investments in Joint Ventures".

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2012 and first six months 2013:

(Dollars in millions)	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at December 31, 2012
Non-cash charges, net	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure and restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at June 30, 2013
Non-cash charges, net	$—	$8	$(8)	$—	$—
Severance costs	4	13	2	(3)	16
Site closure and restructuring costs	21	—	(1)	(5)	15
Total	$25	$21	$(7)	$(8)	$31

The costs remaining for severance are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In both second quarter 2013 and 2012, approximately $8 million of compensation expense before tax was recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on both second quarter 2013 and 2012 net earnings of approximately $5 million is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2013 and 2012, approximately $19 million and $17 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first six months 2013 and 2012 net earnings of approximately $12 million and $10 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Six Months
	2013	2012
Current assets	$22	$(21)
Other assets	19	32
Current liabilities	(60)	74
Long-term liabilities and equity	(66)	(35)
Total	$(85)	$50

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

Included in second quarter and first six months 2013 "other" operating loss were integration costs of $8 million and $15 million, respectively, and restructuring charges of $3 million and $6 million, respectively, primarily for severance associated with the continued integration of Solutia. Included in second quarter and first six months 2012 "other" operating loss were transaction costs of $4 million and $13 million, respectively, and integration costs of $2 million in both periods for the acquisition of Solutia.

	Second Quarter
(Dollars in millions)	2013	2012
Sales
Additives & Functional Products	$430	$279
Adhesives & Plasticizers	339	372
Advanced Materials	625	315
Fibers	363	318
Specialty Fluids & Intermediates	677	567
Total Sales by Segment	2,434	1,851
Other	6	2
Total Sales	$2,440	$1,853

	First Six Months
(Dollars in millions)	2013	2012
Sales
Additives & Functional Products	$849	$542
Adhesives & Plasticizers	684	746
Advanced Materials	1,209	607
Fibers	709	641
Specialty Fluids & Intermediates	1,284	1,136
Total Sales by Segment	4,735	3,672
Other	12	2
Total Sales	$4,747	$3,674

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2013	2012
Operating Earnings (Loss)
Additives & Functional Products (1)(2)	$104	$73
Adhesives & Plasticizers (1)	49	72
Advanced Materials (1)(2)	82	38
Fibers	116	96
Specialty Fluids & Intermediates (1)	117	72
Total Operating Earnings by Segment	468	351
Other (3)
Growth initiatives and businesses not allocated to segments (4)	(32)	(22)
Pension and OPEB credits (costs) not allocated to operating segments	3	(6)
Transaction, integration, and severance costs related to the acquisition of Solutia	(11)	(6)
Total Operating Earnings	$428	$317

	First Six Months
(Dollars in millions)	2013	2012
Operating Earnings (Loss)
Additives & Functional Products (1)(2)	$202	$129
Adhesives & Plasticizers (1)	98	138
Advanced Materials (1)(2)	147	68
Fibers	230	197
Specialty Fluids & Intermediates (1)	212	125
Total Operating Earnings by Segment	889	657
Other (3)
Growth initiatives and businesses not allocated to segments (4)	(53)	(48)
Pension and OPEB credits (costs) not allocated to operating segments	6	(13)
Transaction, integration, and severance costs related to the acquisition of Solutia	(21)	(15)
Total Operating Earnings	$821	$581

(1)
Included in second quarter and first six months 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, primarily related to severance.

(2)
Included in second quarter and first six months 2013 earnings is a reduction in previous charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the Additives & Functional Products and Advanced Materials segments, respectively.

(3)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(4)
Included in second quarter and first six months 2013 earnings are asset impairments and restructuring charges of $13 million primarily for closure costs of a production facility in Germany for the Photovoltaics product line.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2013	2012
Assets by Segment (1)
Additives & Functional Products	$2,927	$2,892
Adhesives & Plasticizers	1,001	1,088
Advanced Materials	3,813	3,744
Fibers	957	937
Specialty Fluids & Intermediates	2,127	1,987
Total Assets by Segment	10,825	10,648
Corporate Assets	937	971
Total Assets	$11,762	$11,619

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued accounting guidance, given divergence in practice, covering loss contingencies that are joint and several liability arrangements for which the settlement amount is fixed and is not covered by other GAAP. Under the new requirements, an entity is to measure the obligation as the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of it co-obligors. This guidance is effective for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

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

In April 2013, the Financial Accounting Standards Board issued clarifying guidance that requires financial statements to be prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (i.e. involuntary bankruptcy). This guidance is effective for entities that determine liquidation is imminent during annual reporting period beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

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

PRESENTATION OF NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as mark-to-market "MTM" losses or gains for pension and other postretirement benefit ("OPEB") plans, typically in the fourth quarter of each year). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•
Solutia acquisition, financing, transaction, and integration costs, including the costs and fees for borrowings used to complete the Solutia acquisition and pre-acquisition interest expense for acquisition-related borrowings, which resulted from non-core transactions not expected to impact Eastman's results consistently; and

•	asset impairments and restructuring charges and gains, net, which, other than certain severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non - GAAP Financial Measures -- Excluded Items

	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012
Items impacting operating earnings:
Transaction costs related to the acquisition of Solutia	$—	$4	$—	$13
Integration costs related to the acquisition of Solutia	8	2	15	2
Asset impairments and restructuring charges, net	18	—	21	—
Items impacting earnings before income taxes:
Financing costs related to the acquisition of Solutia	—	27	—	32

This MD&A includes the effect of the foregoing on the following financial measures:

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Net interest expense,

•	Other charges (income), net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

These non-GAAP and pro forma combined financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, as well as because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

OVERVIEW

Eastman's portfolio of specialty businesses hold leading market positions and manufacture products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Despite ongoing economic uncertainty, the Company's end markets, particularly the transportation and building and construction markets, benefited during first six months 2013 from continued economic growth in Asia and modest economic growth in the United States. The Advanced Materials segment realized higher sales volume in interlayers product lines, attributed to strengthened demand in the Asian and North American transportation markets, and for Eastman TritanTM copolyester in the durable goods market. The Additives & Functional products segment realized higher sales volume in solvents product lines, attributed to strengthened coatings demand in the United States building and construction market. While the Adhesives & Plasticizers segment experienced weakened demand for adhesives resins used in the consumables market, particularly tapes, labels, and packaging, the segment continued to benefit from the substitution of phthalate plasticizers with non-phthalate plasticizers, particularly in the building and construction market. The Company also benefited from growth in higher-value applications for products in the Advanced Materials segment sold into the transportation and durable goods markets. Eastman management believes that the Company's global market and manufacturing presence, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's growth objectives in the long term.

The Company generated sales revenue of $2.4 billion and $1.9 billion in second quarter 2013 and 2012, respectively, and sales revenue of $4.7 billion and $3.7 billion in first six months 2013 and 2012, respectively. The increase in sales revenue was primarily due to higher sales volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments.

On a pro forma combined basis, the Company generated sales revenue of $2.4 billion in both second quarter 2013 and 2012 and $4.7 billion in both first six months 2013 and 2012. Sales revenue increased primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the Adhesives & Plasticizers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $428 million in second quarter 2013 compared with $317 million in second quarter 2012.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings increased primarily due to earnings from acquired Solutia product lines, higher selling prices in the Fibers segment, and higher sales volume and higher capacity utilization which led to lower unit costs in the Specialty Fluids & Intermediates and Advanced Materials segments.

Operating earnings were $821 million in first six months 2013 compared with $581 million in first six months 2012.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings increased primarily due to earnings from acquired Solutia product lines, lower raw material and energy costs more than offsetting lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments, and higher selling prices more than offsetting slightly higher raw material and energy costs in the Fibers segment. Operating earnings also increased due to lower SG&A and research and development ("R&D") costs for corporate growth initiatives.

On a pro forma combined basis, operating earnings increased to $428 million in second quarter 2013 compared to $382 million in second quarter 2012. In addition to the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $1 million for restructuring charges related to Solutia's acquisition of Southwall Technologies Inc. ("Southwall"). This transaction occurred prior to Eastman's acquisition of Solutia, and was previously reported by Solutia. Excluding these items, operating earnings increased primarily due to higher sales volume, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments, and higher capacity utilization which led to lower unit costs.

On a pro forma combined basis, operating earnings increased to $821 million in first six months 2013 compared to $721 million in first six months 2012. In addition to the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $5 million for restructuring charges related to Solutia's acquisition of Southwall. Excluding these items, operating earnings increased primarily due to lower raw material and energy costs more than offsetting lower selling prices, and higher sales volume. Pro forma combined operating earnings also increased due to lower operating costs for Perennial WoodTM and slightly lower SG&A costs.

Earnings from continuing operations were $264 million in second quarter 2013 compared to $177 million in second quarter 2012.  Earnings from continuing operations were $1.69 per diluted share compared to $1.26 per diluted share.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in second quarter 2013 and 2012 were $282 million and $197 million, respectively.  Excluding these items, earnings from continuing operations for 2013 and 2012 were $1.80 per diluted share and $1.40 per diluted share, respectively.

Earnings from continuing operations were $511 million in first six months 2013 compared to $336 million in first six months 2012.  Earnings from continuing operations were $3.26 per diluted share compared to $2.38 per diluted share.  Excluding the items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in first six months 2013 and 2012 were $535 million and $369 million, respectively.  Excluding these items, earnings from continuing operations for 2013 and 2012 were $3.41 per diluted share and $2.62 per diluted share, respectively.

The Company generated $367 million in cash from operating activities during first six months 2013, net of $24 million cash contributed to its U.S. defined benefit pension plans, compared to $335 million cash generated in operating activities during first six months 2012, net of $45 million cash contributed to its U.S. defined benefit pension plans.  The increase in cash from operating activities was primarily due to increased cash earnings from the Company's businesses partially offset by an increase in working capital requirements, higher income tax payments and higher interest payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2013 the Company made progress on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	continuing the integration of Solutia, which was acquired on July 2, 2012 and which:

◦	broadens Eastman's global presence;

◦	establishes a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expands Eastman's portfolio of sustainable products;

•	in the Additives & Functional Products segment, completing an expansion for ethylene oxide derivative capacity in Longview, Texas in second quarter 2013;

•	in the Advanced Materials segment, announcing plans for an expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee facility;

•
in the Fibers segment, nearing the expected completion during third quarter 2013 of construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, a joint venture with China National Tobacco Corporation; and

•	in the Specialty Fluids & Intermediates segment:

◦
completing a debottlenecking project in its largest olefins cracking unit in Longview, Texas, which was operational in first quarter 2013 and will primarily produce more ethylene, and is expected to improve Eastman's olefin cost position; and

◦
beginning construction of the Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 and will support expected demand growth in the industrial chemicals and processing market.

RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Sales	$2,440	$1,853	32%	$4,747	$3,674	29%
Volume effect			33%			29%
Price effect			(1)%			—%
Exchange rate effect			—%			—%

Pro Forma Combined Sales	2,440	2,373	3%	4,747	4,692	1%
Volume effect			4%			2%
Price effect			(1)%			(1)%
Exchange rate effect			—%			—%

Sales revenue increased $587 million in second quarter 2013 compared to second quarter 2012. The increase in sales revenue was primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Higher sales volume in the Fibers, Specialty Fluids & Intermediates, and Advanced Materials segments was partially offset by lower sales volume in the Adhesives & Plasticizers segment.

Sales revenue increased $1.1 billion in first six months 2013 compared to first six months 2012. The increase in sales revenue was primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Higher sales volume in the Fibers, Advanced Materials, and Additives & Functional Products segments was partially offset by lower sales volume in the Adhesives & Plasticizers segment.

On a pro forma combined basis, sales revenue was $2.4 billion in both second quarter 2013 and 2012 and $4.7 billion in both first six months 2013 and 2012. Sales revenue increased primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the Adhesives & Plasticizers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Gross Profit	$677	$481	41%	$1,293	$912	42%

Gross profit increased $196 million in second quarter 2013 compared with second quarter 2012 primarily due to $148 million from acquired Solutia product lines in second quarter 2013. Higher gross profit was also due to higher sales volume and higher capacity utilization which led to lower unit costs in the Advanced Materials and Specialty Fluids & Intermediates segments.

Gross profit increased $381 million in first six months 2013 compared with first six months 2012 primarily due to $284 million from acquired Solutia product lines in first six months 2013. Higher gross profit was also due to lower raw material and energy costs more than offsetting lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments, and higher selling prices more than offsetting slightly higher raw material and energy costs in the Fibers segment. Higher sales volume and resulting higher capacity utilization in the Advanced Materials segment was offset by lower sales volume in the Adhesives & Plasticizers segment.

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Selling, General and Administrative Expenses	$180	$121	49%	$351	$247	42%
Transaction costs related to the acquisition of Solutia	—	(4)		—	(13)
Integration costs related to the acquisition of Solutia	(8)	(2)		(15)	(2)
Selling, General, and Administrative Expenses excluding items	$172	$115	50%	$336	$232	45%

SG&A expenses in second quarter and first six months 2013 were higher compared to second quarter and first six months 2012 primarily due to SG&A costs for the acquired Solutia businesses of $52 million and $101 million, respectively, partially offset by lower costs for corporate growth initiatives, including Perennial WoodTM, in both periods.

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Research and Development Expenses	$51	$43	19%	$100	$84	19%

R&D expenses were higher for second quarter and first six months 2013 compared to second quarter and first six months 2012 primarily due to R&D costs for the acquired Solutia businesses of $14 million and $26 million, respectively, partially offset by lower R&D costs for corporate growth initiatives, including Perennial WoodTM, in both periods.

Asset Impairments and Restructuring Charges, Net

In second quarter and first six months 2013, there were $18 million and $21 million, respectively, of net asset impairments and restructuring charges. During second quarter 2013, management announced its intent and finalized its decision to close a production facility in Germany for its Photovoltaics product line. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During second quarter 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees.

During second quarter 2013, a change in estimate for certain costs associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recorded asset impairments and restructuring charges. Analysis of total site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

In second quarter and first six months 2013, there were $3 million and $6 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Operating earnings	$428	$317	35%	$821	$581	41%
Transaction costs related to the acquisition of Solutia	—	4		—	13
Integration costs related to the acquisition of Solutia	8	2		15	2
Asset impairments and restructuring charges, net	18	—		21	—
Operating earnings excluding items	$454	$323	41%	$857	$596	44%

Pro Forma Combined Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Operating earnings	$428	$382	12%	$821	$721	14%
Transaction and integration costs related to the acquisition of Solutia	8	20		15	40
Asset impairments and restructuring charges, net (1)	18	1		21	5
Operating earnings excluding items	$454	$403	13%	$857	$766	12%

(1) Acquisition related expenses of $1 million and $5 million in second quarter and first six months 2012, respectively, for the Solutia Southwall acquisition in first quarter 2012.

On a pro forma combined basis, operating earnings increased in second quarter 2013 compared to second quarter 2012. Excluding items, operating earnings increased primarily due to higher sales volume of $27 million, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments, and higher capacity utilization, which led to lower unit costs, of $19 million.

On a pro forma combined basis, operating earnings increased in first six months 2013 compared to first six months 2012. Excluding items, operating earnings increased primarily due to lower raw material and energy costs more than offsetting lower selling prices by $42 million and higher sales volume of $30 million. Pro forma combined operating earnings also increased due to lower operating costs of $9 million for Perennial WoodTM. Pro forma combined operating earnings also increased due to slightly lower SG&A costs of $2 million, as cost synergies offset cost increases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Gross interest costs	$47	$30		$96	$53
Less: Capitalized interest	—	1		1	3
Interest expense	47	29	62%	95	50	90%
Interest income	1	1		2	3
Net interest expense	46	28	64%	93	47	98%
Solutia financing costs	—	(9)		—	(9)
Net interest expense excluding Solutia financing costs	$46	$19	142%	$93	$38	145%

Net interest expense increased $18 million in second quarter 2013 compared to second quarter 2012. Net interest expense increased $46 million in first six months 2013 compared to first six months 2012. These increases were primarily due to increased borrowing to finance the acquisition of Solutia. Solutia financing costs included in second quarter and first six months 2012 reflected pre-acquisition interest expense for acquisition borrowing.

Other Charges (Income), Net

	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012
Foreign exchange transaction (gains), losses	$(1)	$1	$4	$—
Solutia financing costs	—	18	—	23
Investment (gains) losses, net	(1)	(2)	(3)	(5)
Other, net	2	3	—	2
Other charges (income), net	—	20	1	20
Solutia financing costs	—	(18)	—	(23)
Other charges (income), net excluding Solutia financing costs	$—	$2	$1	$(3)

Second quarter and first six months 2012 included Solutia acquisition financing costs.  Financing costs recorded in "Other charges (income), net" during 2012 were primarily for fees for Solutia acquisition borrowings.

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012
Provision for income taxes	$116	$91	$213	$176
Effective tax rate	30%	34%	29%	34%

The first six months 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to an R&D tax credit. The second quarter and first six months 2012 effective tax rates were impacted by the non-deductibility of certain transaction costs related to the acquisition of Solutia. The Company's expected full year tax rate on 2013 reported earnings from continuing operations before income tax is approximately 31 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share

	Second Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$264	$1.69	$177	$1.26
Solutia transaction, integration, and financing costs, net of tax	6	0.03	20	0.14
Asset impairments and restructuring charges, net of tax	12	0.08	—	—
Earnings from continuing operations excluding items, net of tax	$282	$1.80	$197	$1.40

	First Six Months
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$511	$3.26	$336	$2.38
Solutia transaction, integration, and financing costs, net of tax	10	0.06	33	0.24
Asset impairments and restructuring charges, net of tax	14	0.09	—	—
Earnings from continuing operations excluding items, net of tax	$535	$3.41	$369	$2.62

Net Earnings and Diluted Earnings per Share

	Second Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$264	$1.69	$177	$1.26
Gain from disposal of discontinued operations, net of tax	—	—	2	0.01
Net earnings	$264	$1.69	$179	$1.27

	First Six Months
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$511	$3.26	$336	$2.38
Gain from disposal of discontinued operations, net of tax	—	—	1	0.01
Net earnings	$511	$3.26	$337	$2.39

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$430	$279	$151	54%	$849	$542	$307	57%
Volume effect			156	56%			314	58%
Price effect			(4)	(2)%			(6)	(1)%
Exchange rate effect			(1)	—%			(1)	—%

Operating earnings	104	73	31	42%	202	129	73	57%
Asset impairments and restructuring charges, net	1	—			1	—
Operating earnings excluding item	105	73	32	44%	203	129	74	57%

Pro forma combined sales	$430	$423	$7	2%	$849	$823	$26	3%
Volume effect			19	4%			44	5%
Price effect			(10)	(2)%			(15)	(2)%
Exchange rate effect			(2)	—%			(3)	—%

Pro forma combined operating earnings	104	107	(3)	(3)%	202	201	1	—%
Pro forma combined asset impairments and restructuring charges, net	1	—			1	—
Pro forma combined operating earnings excluding item	105	107	(2)	(2)%	203	201	2	1%

Sales revenue in second quarter and first six months 2013 increased compared to second quarter and first six months 2012 primarily due to $139 million and $276 million, respectively, in sales volume from the Solutia product lines acquired in third quarter 2012. Second quarter and first six months 2013 sales revenue for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $11 million and $25 million in second quarter and first six months 2012, respectively. Sales revenue also increased due to higher sales volume of the solvents product lines attributed to strengthened coatings demand in the building and construction market.

Pro forma combined sales revenue in second quarter and first six months 2013 increased compared to second quarter and first six months 2012 primarily due to higher sales volume. The higher sales volume was primarily in the polymers and solvents product lines. Second quarter and first six months 2013 sales revenue for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $11 million and $25 million in second quarter and first six months 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in second quarter 2013 increased compared to second quarter 2012 primarily due to $28 million of operating earnings of the acquired Solutia product lines. Restructuring charges of $2 million in second quarter 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

Operating earnings in first six months 2013 increased compared to first six months 2012 primarily due to $52 million of operating earnings of the acquired Solutia product lines. In addition, operating earnings increased due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices in the solvents product lines by $13 million and higher sales volume of $13 million. Restructuring charges of $2 million in first six months 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

Pro forma combined operating earnings in second quarter 2013 decreased slightly compared to second quarter 2012. Restructuring charges of $2 million in second quarter 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

Pro forma combined operating earnings in first six months 2013 were flat compared to first six months 2012. Lower raw material and energy costs, particularly for propane, more than offset lower selling prices by $13 million in the solvents product lines and higher sales volume of $18 million in all product lines. This increase was offset by $21 million for higher raw material and energy costs, particularly for benzene, and lower selling prices in the rubber additives product lines. First six months 2013 operating earnings were also negatively impacted by $6 million for lower capacity utilization of the rubber additives manufacturing facilities compared to higher capacity utilization to build inventory in first quarter 2012. Restructuring charges of $2 million in first six months 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

In second quarter 2013, the Company completed an expansion for ethylene oxide derivative capacity in Longview, Texas. In addition, the Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the growing tires industry. By the end of 2013, the Company plans to evaluate the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$339	$372	$(33)	(9)%	$684	$746	$(62)	(8)%
Volume effect			(20)	(5)%			(47)	(6)%
Price effect			(11)	(3)%			(10)	(1)%
Exchange rate effect			(2)	(1)%			(5)	(1)%

Operating earnings	49	72	(23)	(32)%	98	138	(40)	(29)%
Asset impairments and restructuring charges, net	1	—			1	—
Operating earnings excluding item	50	72	(22)	(31)%	99	138	(39)	(28)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2013 decreased compared to second quarter and first six months 2012 primarily due to lower sales volume, primarily in adhesives resins, and lower selling prices in both plasticizers and adhesives resins. The lower sales volume for adhesives resins was primarily attributed to weakened demand in certain end markets including tapes, labels, and packaging, and customer destocking. This was partially offset by continued substitution of phthalate plasticizers with non-phthalate plasticizers. Lower selling prices for plasticizers were primarily attributed to competitive pressures resulting from continued weakened demand in Asia and Europe. Lower selling prices for adhesives resins were primarily attributed to increased competitive pressure as industry supply of adhesives increased attributed to improved availability of key raw materials. Second quarter and first six months 2012 included $11 million and $25 million, respectively, of revenue from sales of certain products sold primarily into the tires market which are now reported in the Additives & Functional Products segment to combine the tires growth platforms of both Solutia and Eastman.

Operating earnings in second quarter and first six months 2013 decreased compared to second quarter and first six months 2012 primarily due to $13 million and $16 million, respectively, for lower selling prices and $7 million and $17 million, respectively, for lower sales volume. Restructuring charges of $1 million in both second quarter and first six months 2013 were primarily for severance for a voluntary separation plan for certain employees.

The Company has the flexibility to adjust the timing of the completion of its joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China, based on market and customer demand and requirements and in consultation with its joint venture partner, and is currently assessing its options.

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$625	$315	$310	98%	$1,209	$607	$602	99%
Volume effect			315	100%			606	100%
Price effect			(2)	(1)%			1	—%
Exchange rate effect			(3)	(1)%			(5)	(1)%

Operating earnings	82	38	44	116%	147	68	79	116%
Asset impairments and restructuring charges, net	(1)	—			(1)	—
Operating earnings excluding item	81	38	43	113%	146	68	78	115%

Pro forma combined sales	$625	$600	$25	4%	$1,209	$1,167	$42	4%
Volume effect			35	6%			54	5%
Price effect			(6)	(1)%			(5)	—%
Exchange rate effect			(4)	(1)%			(7)	(1)%

Pro forma combined operating earnings	82	62	20	32%	147	119	28	24%
Pro forma combined asset impairments and restructuring charges, net	(1)	1			(1)	5
Pro forma combined operating earnings excluding item	81	63	18	29%	146	124	22	18%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2013 increased compared to second quarter and first six months 2012 primarily due to sales volume from the Solutia product lines acquired in third quarter 2012. These acquired product lines had sales revenue of $304 million and $588 million in second quarter and first six months 2013, respectively.

Pro forma combined sales revenue in second quarter and first six months 2013 increased compared to second quarter and first six months 2012 primarily due to higher sales volume for Eastman Tritan™ copolyester, higher sales volume for interlayers products attributed to strengthened demand in the Asia and North America transportation markets, and higher sales volume for performance films products.

Second quarter and first six months 2013 operating earnings increased compared to second quarter and first six months 2012 primarily due to operating earnings from the acquired Solutia product lines. These acquired product lines had operating earnings of $30 million and $63 million in second quarter and first six months 2013, respectively. Operating earnings also increased due to higher sales volume and higher capacity utilization which led to lower unit costs for Eastman TritanTM copolyester. Restructuring charges of $2 million in second quarter and first six months 2013 primarily for severance for a voluntary separation plan for certain employees were offset by a reduction of $3 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

Pro forma combined operating earnings in second quarter and first six months 2013 increased compared to second quarter and first six months 2012 primarily due to higher sales volume and increased sales of higher margin products, including Eastman TritanTM copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs. Restructuring charges of $2 million in second quarter and first six months 2013 primarily for severance for a voluntary separation plan for certain employees were offset by a reduction of $3 million in previously recorded charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Restructuring charges of $1 million and $5 million in second quarter and first six months 2012, respectively, were related to Solutia's Southwall acquisition.

On July 29, 2013, the Company announced plans for a modest expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee facility. This expansion is expected to be completed by mid-2014.

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets. A manufacturing facility incorporating these improvements and modestly increasing the segment's PVB resin capacity in Kuantan, Malaysia is expected to be operational during 2015.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$363	$318	$45	14%	$709	$641	$68	11%
Volume effect			25	8%			33	5%
Price effect			21	6%			35	6%
Exchange rate effect			(1)	—%			—	—%

Operating earnings	116	96	20	21%	230	197	33	17%

Sales revenue in second quarter 2013 increased compared to second quarter 2012 due to higher sales volume due to customer buying patterns for acetate tow products and higher selling prices in response to higher raw material and energy costs, particularly for wood pulp.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first six months 2013 increased compared to first six months 2012 due to higher selling prices in response to higher raw material and energy costs, particularly for wood pulp, and higher sales volume due to customer buying patterns for acetate tow products.

Operating earnings in second quarter 2013 increased compared to second quarter 2012 primarily due to higher selling prices.

Operating earnings in first six months 2013 increased compared to first six months 2012 primarily due to higher selling prices more than offsetting slightly higher raw material and energy costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$677	$567	$110	19%	$1,284	$1,136	$148	13%
Volume effect			124	22%			175	15%
Price effect			(14)	(3)%			(25)	(2)%
Exchange rate effect			—	—%			(2)	—%

Operating earnings	117	72	45	63%	212	125	87	70%
Asset impairments and restructuring charges, net	1	—			1	—
Operating earnings excluding items	118	72	46	64%	213	125	88	70%

Pro forma combined sales	$677	$649	$28	4%	$1,284	$1,291	$(7)	(1)%
Volume effect			41	6%			17	1%
Price effect			(13)	(2)%			(23)	(2)%
Exchange rate effect			—	—%			(1)	—%

Pro forma combined operating earnings	117	97	20	21%	212	170	42	25%
Pro forma combined asset impairments and restructuring charges, net	1	—			1	—
Pro forma combined operating earnings excluding items	118	97	21	22%	213	170	43	25%

Sales revenue in second quarter 2013 increased compared to second quarter 2012 primarily due to higher sales volume partially offset by lower selling prices.  Higher sales volume was primarily due to $101 million in sales volume from the Solutia product lines acquired in third quarter 2012. Sales volume also increased due to higher sales volume of olefin-based products primarily in the North America and Asia Pacific regions. Lower selling prices primarily for olefin-based products were in response to lower raw material and energy costs, particularly for propane.

Sales revenue in first six months 2013 increased compared to first six months 2012 primarily due to higher sales volume partially offset by lower selling prices.  Higher sales volume was due to $174 million in sales volume from the Solutia product lines acquired in third quarter 2012. Lower selling prices primarily for olefin-based products were in response to lower raw material and energy costs, particularly for propane.

Pro forma combined sales revenue in second quarter 2013 increased compared to second quarter 2012 primarily due to higher sales volume of olefin-based products primarily in the North America and Asia Pacific regions and for specialty fluids products due to timing of customer project completions.

Pro forma combined sales revenue in first six months 2013 decreased slightly compared to first six months 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in second quarter 2013 increased compared to second quarter 2012 primarily due to $23 million of operating earnings from the acquired Solutia product lines. Operating earnings in second quarter 2013 also included higher sales volume of $11 million and lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $4 million. Restructuring charges of $1 million in second quarter 2013 were primarily for severance for a voluntary separation plan for certain employees.

Operating earnings in first six months 2013 increased compared to first six months 2012 primarily due to $39 million of operating earnings from the acquired Solutia product lines. Operating earnings in first six months 2013 also included lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $30 million, and higher sales volume of $10 million. Restructuring charges of $1 million in first six months 2013 were primarily for severance for a voluntary separation plan for certain employees.

Pro forma combined operating earnings in second quarter 2013 increased compared to second quarter 2012 primarily due to higher sales volume. Restructuring charges of $1 million in second quarter 2013 were primarily for severance for a voluntary separation plan for certain employees.

Pro forma combined operating earnings in first six months 2013 increased compared to first six months 2012 primarily due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $25 million, and higher sales volume of $16 million. Restructuring charges of $1 million in first six months 2013 were primarily for severance for a voluntary separation plan for certain employees.

The Company completed a debottlenecking project in its largest olefins cracking unit in Longview, Texas in first quarter 2013. This will allow the facility to produce more ethylene, and it is expected to improve Eastman's olefin cost position. Additionally, the Company began construction of the Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 and will support expected demand growth in the industrial chemicals and processing market.

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity.  The Company intends to retain its cost-advantaged integrated position to propylene.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
(Dollars in millions)	2013	2012	2013	2012

Sales	$6	$2	$12	$2

Operating loss
Growth initiatives and businesses not allocated to segments	$(32)	$(22)	$(53)	$(48)
Pension and OPEB costs not allocated to operating segments	3	(6)	6	(13)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(11)	(6)	(21)	(15)
Operating loss before exclusions	(40)	(34)	(68)	(76)
Transaction and integration costs related to the acquisition of Solutia	8	6	15	15
Asset impairments and restructuring charges, net	16	—	19	—
Operating loss excluding items	$(16)	$(28)	$(34)	$(61)

Pro forma combined sales	$6	$11	$12	$24

Pro forma combined operating loss
Growth initiatives and businesses not allocated to segments	$(32)	$(26)	$(53)	$(51)
Pension and OPEB costs not allocated to operating segments	3	(6)	6	(13)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(11)	(20)	(21)	(40)
Pro forma combined operating loss before exclusions	(40)	(52)	(68)	(104)
Transaction and integration costs related to the acquisition of Solutia	8	20	15	40
Pro forma combined asset impairments and restructuring charges, net	16	—	19	—
Pro forma combined operating loss excluding items	$(16)	$(32)	$(34)	$(64)

Sales revenue and R&D, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable, including sales revenue of $6 million and $12 million in second quarter and first six months 2013 for the Photovoltaics product line acquired from Solutia.  For more information, see Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During second quarter and first six months 2013, there were $13 million of asset impairments and restructuring charges primarily for closure costs of a production facility in Germany for the Photovoltaics product line. In second quarter and first six months 2013, there were $3 million and $6 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia. For more information, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding transaction and integration costs related to the continued integration of Solutia and aforementioned asset impairments and restructuring charges, the decreased operating losses were primarily due to reduced spending for Perennial WoodTM.

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include EastmanTM microfiber technology, Cerfis™ technology, and acetylated wood, branded as Perennial WoodTM.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue			Pro Forma Combined Sales Revenue
	Second Quarter			Second Quarter
(Dollars in millions)	2013	2012	Change	2013	2012	Change
United States and Canada	$1,121	$987	14%	$1,121	$1,127	(1)%
Asia Pacific	682	455	50%	682	614	11%
Europe, Middle East, and Africa	509	330	54%	509	510	—%
Latin America	128	81	58%	128	122	5%
	$2,440	$1,853	32%	$2,440	$2,373	3%

Sales revenue in United States and Canada increased in second quarter 2013 compared to second quarter 2012 primarily due to $166 million of higher sales volume from the acquired Solutia businesses, partially offset by lower sales volume and lower selling prices primarily in the Specialty Fluids & Intermediates and Adhesives & Plasticizers segments. Pro forma combined sales revenue in the region decreased primarily due to decreased sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Asia Pacific increased in second quarter 2013 compared to second quarter 2012 primarily due to $163 million of higher sales volume from the acquired Solutia businesses, higher sales volume in Fibers and Specialty Fluids & Intermediates segments, and higher selling prices in the Fibers segment. Pro forma combined sales revenue in the region increased primarily due to increased sales revenue in the Fibers segment and increased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment. Eastman serves the Asia Pacific region with a portfolio of specialty products that benefits from both the emerging middle class and a focused shift in China to a consumer driven economy and has significantly less exposure to the declining spend in regional infrastructure.

Sales revenue in Europe, Middle East, and Africa increased in second quarter 2013 compared to second quarter 2012 primarily due to $178 million of higher sales volume from the acquired Solutia businesses. Pro forma combined sales revenue in the region was flat primarily due to increased pro forma combined sales revenue in the Additives & Functional Products and the Advanced Materials segments more than offset by lower pro forma combined sales revenue in the remaining segments, particularly the Specialty Fluids & Intermediates and the Adhesives & Plasticizers segments. Lower pro forma combined sales revenue in the Specialty Fluids & Intermediates segment was primarily in the specialty fluids product lines.

Sales revenue in Latin America increased in second quarter 2013 compared to second quarter 2012 primarily due to $42 million of higher sales volume from the acquired Solutia businesses and higher sales volume primarily in the Specialty Fluids & Intermediates segment partially offset by lower selling prices in the Specialty Fluids & Intermediates segment. Pro forma combined sales revenue in the region increased primarily due to increased pro forma combined sales revenue in the Advanced Materials segment.

	Sales Revenue			Pro Forma Combined Sales Revenue
	First Six Months			First Six Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
United States and Canada	$2,202	$1,989	11%	$2,202	$2,259	(3)%
Asia Pacific	1,277	843	51%	1,277	1,151	11%
Europe, Middle East, and Africa	1,022	676	51%	1,022	1,038	(2)%
Latin America	246	166	48%	246	244	1%
	$4,747	$3,674	29%	$4,747	$4,692	1%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in United States and Canada increased in first six months 2013 compared to first six months 2012 primarily due to $307 million of higher sales volume from the acquired Solutia businesses, partially offset by lower sales volume primarily in the Specialty Fluids & Intermediates and Adhesives & Plasticizers segments and lower selling prices primarily in the Specialty Fluids & Intermediates segment. Pro forma combined sales revenue in the region decreased primarily due to decreased sales revenue in the Adhesives & Plasticizers segment and decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment.

Sales revenue in Asia Pacific increased in first six months 2013 compared to first six months 2012 primarily due to $314 million of higher sales volume from the acquired Solutia businesses, higher sales volume in all segments except the Adhesives & Plasticizers segment, which had slightly lower sales volume, and higher selling prices in the Fibers segment. Pro forma combined sales revenue in the region increased primarily due to increased sales revenue in the Fibers segment and increased pro forma combined sales revenue in the Specialty Fluids & Intermediates and Advanced Materials segments. Eastman serves the Asia Pacific region with a portfolio of specialty products that benefits from both the emerging middle class and a focused shift in China to a consumer driven economy and has significantly less exposure to the declining spend in regional infrastructure.

Sales revenue in Europe, Middle East, and Africa increased in first six months 2013 compared to first six months 2012 primarily due to $350 million of higher sales volume from the acquired Solutia businesses. Pro forma combined sales revenue in the region decreased primarily due to decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment and "other" sales revenue and lower sales volume in the Adhesives & Plasticizers segment, partially offset by increased pro forma combined sales revenue in the Additives & Functional Products segment for solvents product lines and Advanced Material segments. Lower pro forma combined sales revenue in the Specialty Fluids & Intermediates segment was primarily in the specialty fluids product lines and lower pro forma combined "other" sales revenue was primarily in the Photovoltaics product line acquired from Solutia.

Sales revenue in Latin America increased in first six months 2013 compared to first six months 2012 primarily due to $78 million of higher sales volume from the acquired Solutia businesses. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in the Advanced Materials segment partially offset by decreased pro forma combined sales revenue in the Additives & Functional Products segment.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2013	2012
Net cash provided by (used in)
Operating activities	$367	$335
Investing activities	(191)	(19)
Financing activities	(190)	2,107
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net change in cash and cash equivalents	(15)	2,423
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$234	$3,000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities increased $32 million in first six months 2013 compared with first six months 2012.  The increase was primarily due to increased cash earnings from the Company's businesses partially offset by an increase in working capital requirements, higher income tax payments and higher interest payments. The increase in accounts receivable was higher in first six months 2013 due to a greater increase in sale revenue during the first six months of 2013 as compared with the first six months of 2012. Interest payments were higher first six months 2013 as compared with first six months 2012 primarily due to increased borrowings for the acquisition of Solutia.

Cash used in investing activities increased $172 million in first six months 2013 compared with first six months 2012.  First six months 2012 included $200 million in proceeds from the redemption of short-term time deposits.  Cash used for additions to properties and equipment was $187 million in first six months 2013 and $177 million in first six months 2012, respectively.

Cash used in financing activities was $190 million in first six months 2013 and cash provided by financing activities was $2,107 million in first six months 2012.  During first six months 2013, the Company received $300 million in proceeds from commercial paper borrowings and $150 million in proceeds from its accounts receivable securitization facility ("A/R Facility"). The Company repaid $550 million of borrowings under its five-year term loan agreement (the "Term Loan"). First six months 2013 included $16 million received from stock warrant exercises and $78 million of stock repurchases. First six months 2012 included proceeds from the issuance of debt in anticipation of the Solutia acquisition. Proceeds from the issuance of Solutia acquisition debt are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps. The payment of dividends, which was $47 million in first six months 2013 and $71 million in first six months 2012, is also reflected in financing activities in all periods. First six months 2013 reflected the payment of the fourth quarter 2012 dividend of $45 million in December 2012 rather than January 2013.

In 2013, the Company expects capital expenditures of approximately $525 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2013 are expected to be payment of the quarterly cash dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

At June 30, 2013, the Company had access to the sources of liquidity described below.

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.

Credit Facility Borrowings

On July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. During the first six months of 2013, the Company repaid $550 million of its Term Loan using $300 million of commercial paper borrowings, $150 million of its accounts receivable securitization facility (the "A/R Facility"), and $100 million in cash. At June 30, 2013 and December 31, 2012, the Term Loan balances outstanding were $400 million and $950 million, respectively. The interest rate on the Term Loan as of June 30, 2013 was 1.75 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At June 30, 2013 the Company's commercial paper borrowings were $300 million with a weighted average interest rate of 0.34 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

The Company also has a $250 million line of credit under its A/R Facility, expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2013, the Company's borrowings under the A/R Facility were $150 million with an interest rate of 0.94 percent, and the proceeds were used to repay a portion of the Term Loan. These borrowings are secured by $150 million of trade receivables. At December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  As of June 30, 2013, as a result of the $300 million in commercial paper borrowings, the amount available under the Revolving Credit Facility was $450 million. As of June 30, 2013, as result of the $150 million borrowings under the A/R Facility, $100 million was available under this facility. As of December 31, 2012, substantially all of the amounts under these facilities were available for borrowing. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first six months 2013, the Company made $24 million in contributions to its U.S. defined benefit pension plans.  Including Solutia pension plans, the Company expects to make total cash contributions of approximately $120 million to its U.S. defined benefit pension plans in 2013, of which approximately $70 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2012, the Company made $124 million in contributions to its U.S. defined benefit pension plans, of which approximately $70 million was the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions made in 2012 and those anticipated for 2013 are made in order to achieve targeted funding objectives.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for second quarter 2013 compared to first quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $187 million and $177 million in first six months 2013 and 2012, respectively.  The expenditures in first six months 2013 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the Specialty Fluids & Intermediates segment.  The expenditures in first six months 2012 were primarily for organic growth initiatives, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The Company expects that 2013 capital spending will be approximately $525 million.

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $379 million and $394 million at June 30, 2013 and December 31, 2012, respectively.  At both June 30, 2013 and December 31, 2012, this reserve included $8 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $350 million to the maximum of $606 million and from the minimum or best estimate of $365 million to the maximum of $623 million at June 30, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both June 30, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $29 million at both June 30, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first six months 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(15)
Balance at June 30, 2013	$350

Other Commitments

At June 30, 2013, the Company's obligations under notes and debentures and credit facilities totaled $4.7 billion to be paid over a period of approximately 30 years.  See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at June 30, 2013, totaling $2.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $218 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at June 30, 2013, totaling $2.3 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

As of June 30, 2013, there have been no material changes to the Company's commitments at December 31, 2012. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2012 Annual Report on Form 10-K.

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

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $55 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

Treasury Stock

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2013, a total of 5,873,339 shares of common stock have been repurchased under this authorization for a total amount of $280 million. The Company repurchased 1,115,700 shares of common stock for $78 million during first six months 2013 under this stock repurchase authorization. The Company did not repurchase any shares of common stock during 2012.

In May 2013, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2013, there have been no shares repurchased under this authorization.

Dividends

The Company declared cash dividends of $0.30 per share and $0.26 per share in second quarter 2013 and 2012, respectively, and $0.60 per share and $0.52 per share in first six months 2013 and 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board issued accounting guidance, given divergence in practice, covering loss contingencies that are joint and several liability arrangements for which the settlement amount is fixed and is not covered by other GAAP. Under the new requirements, an entity is to measure the obligation as the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of it co-obligors. This guidance is effective for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

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

In April 2013, the Financial Accounting Standards Board issued clarifying guidance that requires financial statements to be prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (i.e. involuntary bankruptcy). This guidance is effective for entities that determine liquidation is imminent during annual reporting period beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

2013 OUTLOOK

Eastman is focused on achieving consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global marketing and manufacturing presence, and leading positions in end markets. This focus is supported by the Company's geographic and end-market diversity as it serves global markets, including emerging economies with above average growth rates, and offers both original equipment manufacturing and after-market products in a variety of end markets, such as transportation, building and construction, and consumables.

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

For 2013, the Company expects:

•	cash generated by operating activities of approximately $1.3 billion;

•	capital spending to be approximately $525 million; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be approximately 31 percent.

Based upon the foregoing expectations, despite slow economic growth and weakness in certain markets like European autos and adhesives resins, the Company expects full year 2013 earnings per diluted share from continuing operations to be between $6.40 and $6.50 per share, excluding non-recurring and non-core costs, charges, losses or gains.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Medicare Reimbursement Litigation.  On December 1, 2009, the Department of Justice ("DOJ"), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc., et al. ("Abernathy") lawsuit arising out of polychlorinated biphenyl ("PCB") contamination in Anniston, Alabama.  The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  The DOJ seeks recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs' counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds. The district court granted the defendants' motions to dismiss finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ appealed the case to the Eleventh Circuit Court of Appeals, which heard oral argument on the case July 26, 2012. One year later, on July 26, 2013, the Eleventh Circuit Court of Appeals issued a ruling affirming the district court decision, ruling in favor of Solutia and the other defendants.  DOJ has forty-five days from the date of the ruling to petition the Circuit Court for a rehearing and ninety days to seek a review of the decision by the United States Supreme Court.

ITEM 1A.	RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2013	249,200	$68.54	249,200	$49
May 1 - 31, 2013	289,800	$67.66	289,800	$330
June 1 - 30, 2013	131,200	$70.93	131,200	$320
Total	670,200	$68.63	670,200

(1)	Shares repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for share.

(3)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. As of June 30, 2013, a total of 5,873,339 shares have been repurchased under this authorization for a total amount of $280 million. During first six months 2013, the Company repurchased 1,115,700 shares of common stock for a cost of $78 million under this stock repurchase authorization. In May 2013, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. The May 2013 authorization is in addition to the remaining amount available under the February 2011 repurchase authorization. As of June 30, 2013, there have been no shares repurchased under this authorization. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 5, 2013	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

10.01
Amendment to $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, July 6, 2011, April 30, 2012, and August 1, 2013), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)
		63

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	67

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2013	68

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2013	69

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2013	70

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2013	71

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document