Form 10-Q/A
period 2013-06-30
EASTMAN CHEMICAL CO
filed 2013-08-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q/A
Amendment 1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

Eastman Chemical Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 (the "Form 10-Q"), filed with the Securities and Exchange Commission ("SEC") on August 5, 2013, for the sole purpose of filing Exhibits 10.01 and 12.01. These exhibits were inadvertently omitted from the Form 10-Q as originally filed because of an EDGAR electronic submission error. No other changes have been made to the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 5, 2013	By:	/s/ Scott V. King
Scott V. King
Vice President, Controller and Chief Accounting Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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
63

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	67

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2013	**

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2013	**

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2013	**

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2013	**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

** Previously filed with the Second Quarter 2013 Quarterly Report on Form 10-Q on August 5, 2013