Form 10-Q
period 2013-09-30
EASTMAN CHEMICAL CO
filed 2013-10-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2013
Common Stock, par value $0.01 per share	153,920,316
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 69 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 68

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	65

1A.	Risk Factors	65

2.	Unregistered Sales of Equity Securities and Use of Proceeds	66

6.	Exhibits	66

SIGNATURES

Signatures	67

EXHIBIT INDEX

Exhibit Index	68

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Sales	$2,338	$2,259	$7,085	$5,933
Cost of sales	1,649	1,734	5,103	4,496
Gross profit	689	525	1,982	1,437
Selling, general and administrative expenses	159	173	510	420
Research and development expenses	48	52	148	136
Asset impairments and restructuring charges, net	3	37	24	37
Operating earnings	479	263	1,300	844
Net interest expense	44	48	137	95
Other charges (income), net	1	(6)	2	14
Earnings from continuing operations before income taxes	434	221	1,161	735
Provision for income taxes from continuing operations	125	64	338	240
Earnings from continuing operations	309	157	823	495
Gain from disposal of discontinued operations, net of tax	—	—	—	1
Net earnings	$309	$157	$823	$496
Less: Net earnings attributable to noncontrolling interest	1	3	4	5
Net earnings attributable to Eastman	$308	$154	$819	$491
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$308	$154	$819	$490
Gain from discontinued operations, net of tax	—	—	—	1
Net earnings attributable to Eastman stockholders	$308	$154	$819	$491
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$2.00	$1.01	$5.31	$3.43
Earnings from discontinued operations	—	—	—	0.01
Basic earnings per share attributable to Eastman	$2.00	$1.01	$5.31	$3.44
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.97	$0.99	$5.23	$3.35
Earnings from discontinued operations	—	—	—	—
Diluted earnings per share attributable to Eastman	$1.97	$0.99	$5.23	$3.35

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2013	2012	2013	2012
Comprehensive Income
Net earnings including noncontrolling interest	$309	$157	$823	$496
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	45	30	10	21
Defined benefit pension and other post-employment benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	25	(4)	18	(12)
Derivatives and hedging:
Unrealized (loss) gain during period	(13)	(3)	(4)	(33)
Reclassification adjustment for (losses) gains included in net income	—	(4)	—	(5)
Total other comprehensive income (loss), net of tax	57	19	24	(29)
Comprehensive income including noncontrolling interest	366	176	847	467
Comprehensive income attributable to noncontrolling interest	1	3	4	5
Comprehensive income attributable to Eastman	$365	$173	$843	$462
Retained Earnings
Retained earnings at beginning of period	$3,456	$3,024	$3,038	$2,760
Net earnings attributable to Eastman	308	154	819	491
Cash dividends declared	(46)	(39)	(139)	(112)
Retained earnings at end of period	$3,718	$3,139	$3,718	$3,139

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$222	$249
Trade receivables, net	967	846
Miscellaneous receivables	181	151
Inventories	1,274	1,260
Other current assets	123	88
Total current assets	2,767	2,594
Properties
Properties and equipment at cost	9,872	9,681
Less: Accumulated depreciation	5,655	5,500
Net properties	4,217	4,181
Goodwill	2,634	2,644
Intangible assets, net of accumulated amortization	1,801	1,849
Other noncurrent assets	308	351
Total assets	$11,727	$11,619
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,323	$1,360
Borrowings due within one year	—	4
Total current liabilities	1,323	1,364
Long-term borrowings	4,429	4,779
Deferred income tax liabilities	204	91
Post-employment obligations	1,624	1,856
Other long-term liabilities	478	501
Total liabilities	8,058	8,591
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 214,950,611 and 213,406,523 for 2013 and 2012, respectively)	2	2
Additional paid-in capital	1,763	1,709
Retained earnings	3,718	3,038
Accumulated other comprehensive income	147	123
	5,630	4,872
Less: Treasury stock at cost (61,081,093 shares for 2013 and 59,511,662 shares for 2012)	2,042	1,929
Total Eastman stockholders' equity	3,588	2,943
Noncontrolling interest	81	85
Total equity	$3,669	$3,028
Total liabilities and stockholders' equity	$11,727	$11,619

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2013	2012
Cash flows from operating activities
Net earnings including noncontrolling interest	$823	$496
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	326	252
Asset impairment charges	6	9
Provision for deferred income taxes	118	63
Mark-to-market pension and other post-employment benefits (gain) loss	(86)	—
Pension and other post-employment contributions (in excess of) less than expenses	(120)	(85)
Variable compensation (in excess of) less than expenses	30	(5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(119)	(63)
(Increase) decrease in inventories	(14)	30
Increase (decrease) in trade payables	(67)	13
Other items, net	(103)	(22)
Net cash provided by operating activities	794	688
Cash flows from investing activities
Additions to properties and equipment	(312)	(297)
Proceeds from redemption of short-term time deposits	—	200
Proceeds from sale of assets and investments	6	7
Acquisitions and investments in joint ventures, net of cash acquired	—	(2,668)
Additions to capitalized software	(2)	(4)
Other items, net	—	(33)
Net cash used in investing activities	(308)	(2,795)
Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	300	(1)
Proceeds from borrowings	150	3,511
Repayment of borrowings	(805)	(1,666)
Dividends paid to stockholders	(94)	(107)
Treasury stock purchases	(113)	—
Dividends paid to noncontrolling interest	(10)	(4)
Proceeds from stock option exercises and other items, net	55	32
Net cash provided by (used in) financing activities	(517)	1,765
Effect of exchange rate changes on cash and cash equivalents	4	2
Net change in cash and cash equivalents	(27)	(340)
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$222	$237

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The purchase price allocation for the July 2, 2012 Solutia acquisition was finalized as of June 30, 2013. Updates to the December 31, 2012 preliminary purchase price allocation of the Solutia acquisition during second quarter 2013 for finalization of current and deferred income taxes were reflected in the Company's Consolidated Statements of Financial Position as of June 30, 2013 and are summarized in the table below. These adjustments were primarily for finalization of valuation allowances against Federal and state deferred tax assets in connection with the filing of the final Solutia consolidated federal tax return. These updates were not material to the Company's financial position or results of operations for 2012 or 2013.

Assets acquired and liabilities assumed on July 2, 2012
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The fair value of receivables acquired from Solutia on July 2, 2012 was $350 million, with gross contractual amounts receivable of $366 million. Acquired intangible assets are primarily customer relationships, trade names, and developed technologies.  Long-term liabilities are primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other post-employment welfare plan obligations. The Company finalized the acquisition accounting related to the transaction during fourth quarter 2012 with the exception of income taxes which were completed during second quarter 2013 and did not have a material impact on the Company's financial position or results of operations.

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

In third quarter and first nine months 2013 the Company recognized $9 million and $24 million, respectively, in integration costs. In third quarter and first nine months 2012, the Company recognized $15 million and $28 million, respectively, in Solutia acquisition transaction costs and $7 million and $9 million, respectively, in integration costs. In first nine months 2012, the Company recognized $32 million in financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item, and financing costs are included in the "Net interest expense" and "Other charges (income), net" line items in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings. In third quarter and first nine months 2012, there were $28 million in restructuring charges for severance associated with the acquisition and integration of Solutia. As required by purchase accounting, the acquired inventories were marked to fair value. These inventories were sold in third quarter 2012 resulting in a one-time $75 million increase in cost of sales, net of the LIFO impact of these inventories, in third quarter and first nine months 2012.

Beginning third quarter 2012, the Company's consolidated results of operations include the results of the acquired Solutia businesses.  The unaudited pro forma financial results for three months and nine months ended September 30, 2012 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

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

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations including noncontrolling interest, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other post-employment benefit ("OPEB") plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 14, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

	2012
(Dollars in millions)	Third Quarter	First Nine Months
Pro forma sales	$2,259	$6,951
Pro forma earnings from continuing operations including noncontrolling interest	241	689

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring costs directly attributable to the acquisition, which will not have an ongoing impact, are excluded from unaudited pro forma earnings from continuing operations including noncontrolling interest in third quarter 2012. These items include transaction, integration, and financing costs incurred by Eastman during third quarter and first nine months 2012 as well as transaction costs of $45 million and expenses of $19 million for the accelerated vesting of stock-based compensation awards incurred by Solutia prior to its acquisition by Eastman. Additionally, the non-recurring costs of acquired inventories have been eliminated from the unaudited pro forma earnings from continuing operations in third quarter 2012 and first nine months 2012.

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2013	2012
At FIFO or average cost (approximates current cost)
Finished goods	$966	$941
Work in process	297	288
Raw materials and supplies	511	536
Total inventories	1,774	1,765
LIFO Reserve	(500)	(505)
Total inventories	$1,274	$1,260

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both September 30, 2013 and December 31, 2012.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2013	2012
Trade creditors	$657	$723
Accrued payrolls, vacation, and variable-incentive compensation	172	171
Accrued taxes	97	76
Post-employment obligations	60	62
Interest payable	36	59
Environmental contingent liabilities, current portion	35	35
Other	266	234
Total payables and other current liabilities	$1,323	$1,360

The current portion of post-employment obligations is an estimate of current year payments. Included in "Other" above are dividends payable, certain accruals for payroll deductions and employee benefits, the current portion of hedging liabilities, and other payables and accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2013	2012	2013	2012
Provision for income taxes	$125	$64	$338	$240
Effective tax rate	29%	29%	29%	33%

The third quarter 2013 effective tax rate was impacted by a $14 million benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return. The first nine months 2013 effective tax rate was impacted by the $14 million benefit of the adjustment and enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit. The third quarter and first nine months 2012 effective tax rates included an $8 million benefit from the settlement of U.S. and non-U.S. income tax audits and a $5 million benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

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

(Dollars in millions)	December 31, 2012
Deferred tax assets
Post-employment obligations	$715
Net operating loss carryforwards	630
Tax credit carryforwards	230
Environmental reserves	145
Other	82
Total deferred tax assets	1,802
Less valuation allowance	(215)
Deferred tax assets less valuation allowance	$1,587
Deferred tax liabilities
Depreciation	$(951)
Amortization	(666)
Total deferred tax liabilities	$(1,617)
Net deferred tax liabilities	$(30)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$34
Other noncurrent assets	30
Payables and other current liabilities	(3)
Deferred income tax liabilities	(91)
Net deferred tax liabilities	$(30)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2013	2012
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	997	997
6.30% notes due 2018	172	174
5.5% notes due 2019	250	250
4.5% notes due 2021	250	250
3.6% notes due 2022	894	893
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	496
Credit facility and commercial paper borrowings	600	950
Other	—	4
Total borrowings	4,429	4,783
Borrowings due within one year	—	4
Long-term borrowings	$4,429	$4,779

Credit Facility and Commercial Paper Borrowings

On July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. During the first nine months of 2013, the Company repaid $800 million of its Term Loan using $300 million of commercial paper borrowings, $150 million of its accounts receivable securitization facility (the "A/R Facility"), and $350 million in cash. At September 30, 2013 and December 31, 2012, the Term Loan balances outstanding were $150 million and $950 million, respectively. The interest rate on the Term Loan as of September 30, 2013 was 1.69 percent.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At September 30, 2013 the Company's commercial paper borrowings were $300 million with a weighted average interest rate of 0.33 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

The Company also has a $250 million line of credit under the A/R Facility, expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2013, the Company's borrowings under the A/R Facility were $150 million secured by trade receivables with an interest rate of 0.91 percent, and the proceeds were used to repay a portion of the Term Loan. At December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  As of September 30, 2013, as a result of the $300 million in commercial paper borrowings, the amount available under the Revolving Credit Facility was $450 million. As of September 30, 2013, as a result of the $150 million borrowings under the A/R Facility, $100 million was available under this facility. As of December 31, 2012, substantially all of the amounts under these facilities were available for borrowing. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at September 30, 2013 and December 31, 2012 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified in level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, the A/R Facility, and commercial paper, equals the carrying value and is classified within level 2.

		Fair Value Measurements at September 30, 2013
(Dollars in millions)	Recorded Amount September 30, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,429	$4,569	$3,969	$600	$—

		Fair Value Measurements at December 31, 2012
(Dollars in millions)	Recorded Amount December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,165	$4,215	$950	$—

7.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of September 30, 2013 and December 31, 2012, the Company had no fair value hedges.

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

As of September 30, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €867 million (approximately $1.2 billion equivalent) and ¥9.1 billion (approximately $94 million equivalent), respectively. The total notional volume hedged for contract ethylene sales was approximately 26 thousand metric tons, and the total notional volume hedged for feedstock was approximately 10 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps.

As of December 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €480 million (approximately $635 million equivalent) and ¥3.2 billion (approximately $35 million equivalent), respectively. The total notional volume hedged for contract ethylene sales was approximately 49 thousand metric tons, and the total notional volume hedged for feedstock was approximately 3 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2013
Description	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$42	$—	$42	$—
Derivative Liabilities	(46)	—	(43)	(3)
	$(4)	$—	$(1)	$(3)

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$28	$—	$28	$—
Derivative Liabilities	(24)	—	(19)	(5)
	$4	$—	$9	$(5)

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

The table below presents a rollforward of activity for these assets (liabilities) for the period ended September 30, 2013:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	Third Quarter		First Nine Months
(Dollars in millions)	2013	2012	2013	2012
Balance at beginning of period	$(7)	$(8)	$(5)	$—
Realized gain (loss) in sales revenue	(3)	—	(10)	—
Change in unrealized gain (loss)	4	4	2	(5)
Settlements	3	3	10	4
Transfers (out) in of Level 3	—	—	—	—
Ending balance at Balance at September 30	$(3)	$(1)	$(3)	$(1)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of September 30, 2013 and December 31, 2012. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $17 million and a derivative in a net liability position of $21 million as of September 30, 2013. The Company also does not have any cash collateral due under such agreements.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Other current assets	$13	$7
Commodity contracts	Other noncurrent assets	4	—
Foreign exchange contracts	Other current assets	13	8
Foreign exchange contracts	Other noncurrent assets	12	13
		$42	$28

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	September 30, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$11	$13
Commodity contracts	Other long-term liabilities	6	—
Foreign exchange contracts	Payables and other current liabilities	14	8
Foreign exchange contracts	Other long-term liabilities	15	3
		$46	$24

Derivatives' Hedging Relationships

	Third Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Commodity contracts	$8	$3	Sales	$(3)	$—
			Cost of Sales	4	1
Foreign exchange contracts	(22)	(11)	Sales	2	12
Forward starting interest rate swap contracts	1	1	Net interest expense	(2)	(2)
	$(13)	$(7)		$1	$11

	First Nine Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Commodity contracts	$4	$(1)	Sales	$(10)	$—
			Cost of sales	1	(17)
Foreign exchange contracts	(11)	(8)	Sales	8	29
Forward starting interest rate swap contracts	3	(29)	Net interest expense	(6)	(3)
	$(4)	$(38)		$(7)	$9

In first nine months 2012, forward starting interest rate swaps contracts related to the issuance of debt for the Solutia acquisition were settled, resulting in an additional loss, net of tax of $44 million recorded in Other Comprehensive Income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $80 million at September 30, 2013 and $66 million at September 30, 2012.  If realized, approximately $6 million in losses in third quarter 2013 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in third quarter and first nine months 2013. For third quarter 2012, there was no material ineffectiveness. For first nine months 2012, the ineffective portion of the Company's qualifying hedges was $2 million.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized $3 million net losses during third quarter 2013 and approximately $2 million net gains during third quarter 2012 on nonqualifying derivatives.  The Company recognized approximately $4 million net losses and $4 million net gains on nonqualifying derivatives during first nine months 2013 and 2012, respectively.

8.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

DEFINED BENEFIT PENSION PLANS AND OTHER POST-EMPLOYMENT BENEFIT PLANS

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

Other Post-Employment Benefit Plans

Under its OPEB Plans, Eastman provides a subsidy for life insurance, health care, and dental benefits to eligible retirees hired prior to January 1, 2007, and a subsidy for health care and dental benefits to retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans. Similar benefits are also made available to retirees of Holston Defense Corporation, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunition plant.

Eligible employees hired on or after January 1, 2007 have access to postretirement health care benefits, but Eastman does not provide a subsidy for the premium cost of postretirement benefits for those employees.  A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's OPEB plans.  For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	Third Quarter
	Pension Plans				Other Post-Employment Benefit Plans
	2013		2012		2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$11	$3	$9	$3	$2	$2
Interest cost	22	7	24	7	11	12
Expected return on assets	(32)	(9)	(30)	(8)	(1)	(2)
Amortization of:
Prior service cost (credit)	(1)	—	(1)	—	(6)	(4)
Mark-to-market pension and other post-employment benefits (gain) loss (1)	—	—	—	—	(86)	—
Net periodic benefit cost	$—	$1	$2	$2	$(80)	$8

	First Nine Months
	Pension Plans				Other Post-Employment Benefit Plans
	2013		2012		2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$32	$10	$29	$6	$8	$7
Interest cost	66	21	61	13	33	33
Expected return on assets	(96)	(26)	(72)	(16)	(5)	(3)
Amortization of:
Prior service cost (credit)	(3)	—	(3)	—	(16)	(14)
Mark-to-market pension and other post-employment benefits (gain) loss (1)	—	—	—	—	(86)	—
Net periodic benefit cost	$(1)	$5	$15	$3	$(66)	$23

(1) Mark-to-market gain in third quarter and first nine months 2013 due to the interim remeasurement of the Eastman OPEB plan obligation, triggered by a plan change in life insurance benefits in third quarter.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In third quarter 2013, the Company changed life insurance benefits provided to future retirees by the Eastman OPEB plan which triggered an interim remeasurement of this OPEB plan obligation. The remeasurement resulted in a reduction in the Accumulated Post-Employment Benefit Obligation of approximately $47 million which will be amortized as a prior service credit from Accumulated Other Comprehensive Income over 8 years. The remeasurement of the plan also resulted in a mark-to-market actuarial gain of $86 million in third quarter 2013. The actuarial gain was primarily due to a higher assumed discount rate of 4.72 percent in third quarter 2013 compared to 4.01 percent at December 31, 2012. The higher assumed discount rate is reflective of changes in global market conditions and interest rates on high-grade corporate bonds. For additional information concerning the Company's accounting methodology for pension and OPEB actuarial gains and losses, see Note 1, "Significant Accounting Policies" and Note 14 "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

The Company contributed $99 million and $87 million to its U.S. defined benefit pension plans in first nine months 2013 and 2012, respectively.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2013 totaling $2.8 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $225 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2013 totaled $117 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $54 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $373 million and $394 million at September 30, 2013 and December 31, 2012, respectively.  At both September 30, 2013 and December 31, 2012, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $344 million to the maximum of $600 million and from the minimum or best estimate of $365 million to the maximum of $623 million at September 30, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both September 30, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs was $29 million at both September 30, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first nine months 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(21)
Balance at September 30, 2013	$344

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2013	December 31, 2012
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	338	359
Total	$373	$394

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2013 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	819	—	—	819	4	823
Cash Dividends Declared (1)	—	—	(139)	—	—	(139)	—	(139)
Other Comprehensive Income	—	—	—	24	—	24	—	24
Share-Based Compensation Expense (2)	—	26	—	—	—	26	—	26
Stock Option Exercises	—	10	—	—	—	10	—	10
Shares Issued for Business Combination (3)	—	16	—	—	—	16	—	16
Other (4)	—	2	—	—	—	2	1	3
Share Repurchase	—	—	—	—	(113)	(113)	—	(113)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(9)	(9)
Balance at September 30, 2013	2	1,763	3,718	147	(2,042)	3,588	81	3,669

(1)	Includes cash dividends declared, but unpaid.

(2)	Includes the fair value of share-based awards recognized for share-based compensation.

(3)	Proceeds of warrant exercises related to the Company's acquisition of Solutia.

(4)
Primarily tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Unrecognized Prior Service Credits for Benefit Plans	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$64	$78	$(3)	$(1)	$138
Period change	41	(13)	(43)	—	(15)
Balance at December 31, 2012	105	65	(46)	(1)	123
Period change	10	18	(4)	—	24
Balance at September 30, 2013	$115	$83	$(50)	$(1)	$147

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

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$43	$45	$32	$30
Defined benefit pension and other post-employment benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	40	25	(5)	(4)
Derivatives and hedging:
Unrealized loss during period	(19)	(13)	(5)	(3)
Reclassification adjustment for losses included in net income (2)	(2)	—	(7)	(4)
Total other comprehensive income (loss)	$62	$57	$15	$19

	First Nine Months
	2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$8	$10	$23	$21
Defined benefit pension and other post-employment benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	$28	18	(17)	(12)
Derivatives and hedging:
Unrealized gain (loss) during period	(13)	(4)	(53)	(33)
Reclassification adjustment for gains (losses) included in net income (2)	6	—	(8)	(5)
Total other comprehensive income (loss)	$29	$24	$(55)	$(29)

(1)	Included in the calculation of net periodic benefit costs for pension and OPEB. See Note 8, "Retirement Plans".

(2)	Gains and losses from derivatives and hedging are included in sales, cost of sales, and net interest expense. See Note 7, "Derivatives".

13.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2013	2012	2013	2012
Shares used for earnings per share calculation (in millions):
Basic	154.0	152.9	154.3	142.8
Diluted	156.4	156.4	156.7	146.3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. Third quarter and first nine months 2013 include the shares issued in the Solutia acquisition. First nine months 2013 also reflects the impact of exercised Solutia acquisition warrants. Unexercised warrants expired on February 27, 2013. For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

In third quarter 2013, common shares underlying options to purchase 125,019 shares of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. In first nine months 2013, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share. Third quarter and first nine months 2013 reflect the impact of share repurchases of 463,418 and 1,579,118 shares, respectively.

In third quarter and first nine months 2012, the only shares excluded from the computation of diluted earnings per share were 537,750 shares issuable upon exercise of the warrants issued in the Solutia acquisition. There were no share repurchases in third quarter or first nine months 2012.

The Company declared cash dividends of $0.30 and $0.26 per share in third quarter 2013 and 2012, respectively, and $0.90 and $0.78 per share in first nine months 2013 and 2012, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In third quarter and first nine months 2013, there were $3 million and $24 million, respectively, of net asset impairments and restructuring charges, including $3 million and $9 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia.

During first nine months 2013, management announced its intent and finalized its decision to close a production facility in Germany for the Photovoltaics product line. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During first nine months 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees. In addition, during first nine months 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recorded asset impairments and restructuring charges. Analysis of total site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2012 and first nine months 2013:

(Dollars in millions)	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at December 31, 2012
Non-cash charges, net	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure and restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at September 30, 2013
Non-cash charges, net	$—	$8	$(8)	$—	$—
Severance costs	4	16	1	(8)	13
Site closure and restructuring costs	21	—	(1)	(8)	12
Total	$25	$24	$(8)	$(16)	$25

The costs remaining for severance are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2013 and 2012, approximately $8 million and $7 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on both third quarter 2013 and 2012 net earnings of approximately $5 million is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2013 and 2012, approximately $27 million and $24 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first nine months 2013 and 2012 net earnings of approximately $17 million and $15 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Nine Months
	2013	2012
Current assets	$(1)	$(15)
Other assets	20	45
Current liabilities	(24)	2
Long-term liabilities and equity	(98)	(54)
Total	$(103)	$(22)

These changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, interest accruals, environmental accruals, and other miscellaneous accruals.

17.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five operating segments -- Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. Sales revenue for Perennial Wood™ and the Photovoltaics product line acquired from Solutia is shown in the tables below as "other" sales revenue. R&D, certain components of pension and OPEB, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).  For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K.

Included in third quarter and first nine months 2013 "other" operating loss were Solutia acquisition integration costs of $9 million and $24 million, respectively, and restructuring charges of $3 million and $9 million, respectively, primarily for severance associated with the continued integration of Solutia. Included in third quarter and first nine months 2012 "other" operating loss were Solutia acquisition transaction costs of $15 million and $28 million, respectively, and integration costs of $7 million and $9 million, respectively, and restructuring charges of $28 million in both periods for the acquisition of Solutia.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2013	2012
Sales
Additives & Functional Products	$445	$406
Adhesives & Plasticizers	321	348
Advanced Materials	583	559
Fibers	363	349
Specialty Fluids & Intermediates	620	592
Total Sales by Segment	2,332	2,254
Other	6	5
Total Sales	$2,338	$2,259

	First Nine Months
(Dollars in millions)	2013	2012
Sales
Additives & Functional Products	$1,294	$948
Adhesives & Plasticizers	1,005	1,094
Advanced Materials	1,792	1,166
Fibers	1,072	990
Specialty Fluids & Intermediates	1,904	1,728
Total Sales by Segment	7,067	5,926
Other	18	7
Total Sales	$7,085	$5,933

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2013	2012
Operating Earnings (Loss)
Additives & Functional Products (1)	$111	$86
Adhesives & Plasticizers	41	73
Advanced Materials (1)	69	18
Fibers	113	98
Specialty Fluids & Intermediates (1)	90	79
Total Operating Earnings by Segment	424	354
Other (2)
Growth initiatives and businesses not allocated to segments (3)	(20)	(36)
Pension and OPEB income (expense) and gain (loss) not allocated to operating segments (4)	87	(5)
Transaction, integration, and severance costs related to the acquisition of Solutia (5)	(12)	(50)
Total Operating Earnings	$479	$263

	First Nine Months
(Dollars in millions)	2013	2012
Operating Earnings (Loss)
Additives & Functional Products (1)(5)(6)	$313	$215
Adhesives & Plasticizers (5)	139	211
Advanced Materials (1)(5)(6)	216	86
Fibers	343	295
Specialty Fluids & Intermediates (1)(5)	302	204
Total Operating Earnings by Segment	1,313	1,011
Other (2)
Growth initiatives and businesses not allocated to segments (3)(7)	(73)	(84)
Pension and OPEB income (expense) and gain (loss) not allocated to operating segments (4)	93	(18)
Transaction, integration, and severance costs related to the acquisition of Solutia (5)	(33)	(65)
Total Operating Earnings	$1,300	$844

(1)
Included in third quarter and first nine months 2012 are additional costs of $19 million, $39 million, and $17 million in the Additives & Functional Products, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, of acquired Solutia inventories. See Note 2, "Acquisitions and Investments in Joint Ventures."

(2)
Research and development, certain components of pension and OPEB, and other expenses and income not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(3)
Included in third quarter and first nine months 2012 are $9 million in asset impairments, primarily of land retained from the previously discontinued Beaumont, Texas industrial gasification project. See Note 14, "Asset Impairments and Restructuring Charges, Net".

(4)	Included in third quarter and first nine months 2013 earnings is a mark-to-market OPEB gain of $86 million for a change in benefits. See Note 8, "Retirement Plans."

(5)
Included in third quarter and first nine months 2013 earnings are restructuring charges of $3 million in "Other" and included in first nine months 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, primarily for severance. See Note 14, "Asset Impairments and Restructuring Charges, Net".

(6)
Included in first nine months 2013 earnings is a reduction in previous charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the Additives & Functional Products and Advanced Materials segments, respectively. See Note 14, "Asset Impairments and Restructuring Charges, Net".

(7)
Included in first nine months 2013 earnings are asset impairments and restructuring charges of $13 million primarily for closure costs of a production facility in Germany for the Photovoltaics product line.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2013	2012
Assets by Segment (1)
Additives & Functional Products	$2,947	$2,892
Adhesives & Plasticizers	987	1,088
Advanced Materials	3,803	3,744
Fibers	966	937
Specialty Fluids & Intermediates	2,079	1,987
Total Assets by Segment	10,782	10,648
Corporate Assets	945	971
Total Assets	$11,727	$11,619

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance to address the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

In April 2013, the Financial Accounting Standards Board issued clarifying guidance that requires financial statements to be prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (i.e. involuntary bankruptcy). This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will have no impact on the Company's financial position or results of operations.

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance to permit the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance, given divergence in practice, that addresses the financial statement presentation of tax items eligible for netting. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. Retrospective application and early adoption is permitted. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other post-employment benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2012 Annual Report on Form 10-K as updated below are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

The Company conducted its annual testing of goodwill and indefinite-lived intangible assets in third quarter of 2013, as described below.

Goodwill

The testing of goodwill is performed at the reporting unit level which the Company has determined to be its components. Components are defined as one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, member, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. During 2013 testing, the Company did not evaluate the acquired Solutia components for aggregation, instead testing each component as a separate reporting unit. However, management will continue to review further aggregation as those components become integrated with Eastman.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company’s 2013 goodwill impairment testing included a long-term projection of revenues, expenses, and cash flows, the estimated discount rate, and the estimated tax rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company’s estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

As a result of the tests performed during third quarter 2013, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the performance films (a part of the Advanced Materials operating segment) and rubber chemicals (a part of the Additives & Functional Products operating segment) reporting units acquired from Solutia. As anticipated, because of the recent acquisition of Solutia, the fair value of these two reporting units was not substantially in excess of the carrying value.

Goodwill of $743 million is allocated to the rubber chemicals reporting unit, whose fair value exceeded its carrying value by 16 percent. Two of the most critical assumptions used in the calculation of the fair value of the rubber chemicals reporting unit are the long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value exceeds the carrying value with either a 1 percent decrease in the long-term growth rate or a 1 percent increase in the discount rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Goodwill of $532 million is allocated to the performance films reporting unit, whose fair value exceeded its carry value by 11 percent. Two of the most critical assumptions used in the calculation of the fair value of the performance films reporting unit are the long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value exceeds the carrying value with a 1 percent decrease in the long-term growth rate; however, with a 1 percent increase in the discount rate, the fair value was 2 percent less than the carrying value.

In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

Indefinite-lived Intangible Assets

The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than their respective carrying values.

Indefinite-lived intangible assets, consisting of various trademarks, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the trademarks is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a 1 percent risk premium. The carrying value of indefinite-lived intangible assets is considered to be impaired when the estimated fair value is less than the carrying value of the trademarks.

As of July 1, 2013, the testing date, the Company had $568.4 million in indefinite-lived intangible assets. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during third quarter 2013.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of triggering events which might require additional testing before the next required annual impairment test.

PRESENTATION OF NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as mark-to-market ("MTM") losses or gains for pension and other post-employment benefit ("OPEB") plans, typically in the fourth quarter of each year and any quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•
Costs resulting from the sale of acquired Solutia inventories at fair value, net of the last-in, first-out ("LIFO") impact of these inventories (as required by purchase accounting, these inventories were marked to fair value, and were sold in 2012);

•
Solutia acquisition, financing, transaction, and integration costs, including the costs and fees for borrowings used to complete the Solutia acquisition and pre-acquisition interest expense for acquisition-related borrowings, which resulted from non-core transactions not expected to impact Eastman's results consistently; and

•
MTM OPEB gain due to an interim remeasurement of the OPEB plan obligation triggered by a change in future retiree life insurance benefits. This actuarial gain was primarily due to a higher than assumed discount rate reflective of changes in global market conditions and interest rates on high-grade corporate bonds, and did not directly arise from Eastman's core business and operations; and

•	Asset impairments and restructuring charges and gains, net, which, other than certain severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

	Third Quarter		First Nine Months
(Dollars in millions)	2013	2012	2013	2012
Non-core or non-recurring items impacting operating earnings:
Additional costs of acquired Solutia inventories	$—	$75	$—	$75
Transaction costs related to the acquisition of Solutia	—	15	—	28
Integration costs related to the acquisition of Solutia	9	7	24	9
Mark-to-market pension and other post-employment benefits (gain) loss	(86)	—	(86)	—
Asset impairments and restructuring charges, net	3	37	24	37
Non-core or non-recurring items impacting earnings before income taxes:
Financing costs related to the acquisition of Solutia	—	—	—	32

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Net interest expense,

•	Other charges (income), net,

•	Provision for income taxes,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the above, in order to provide the most meaningful comparison of results, some of the following corporate and segment discussion and analysis includes both actual results for all periods presented and results on a "pro forma combined" basis. The unaudited pro forma combined information is based on the historical consolidated financial statements of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The accompanying pro forma combined financial information does not give pro forma effect to any other transactions or events. Sales revenue and operating earnings of the acquired Solutia businesses are included in both third quarter 2013 and third quarter 2012. Accordingly, there is no pro forma combined information for these quarters. First nine months pro forma combined sales revenue, operating earnings, and discussion include pro forma combined for the first six months.

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

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, as well as because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

OVERVIEW

Eastman's portfolio of specialty businesses holds leading market positions and manufactures products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Management believes that despite ongoing economic uncertainty, the Company's key end markets, including transportation and building and construction markets, benefited during first nine months 2013 from continued economic growth in Asia and modest economic growth in the United States. The Additives & Functional Products segment realized higher sales volume in solvents product lines, attributed to strengthened coatings demand in the United States building and construction market. The Advanced Materials segment realized higher sales volume for Eastman TritanTM copolyester in the durable goods market and in interlayers product lines, attributed to strengthened demand in transportation markets. While the Adhesives & Plasticizers segment experienced weakened demand for adhesives resins used in the consumables market, particularly tapes, labels, and packaging, the segment continued to benefit from the substitution of phthalate plasticizers with non-phthalate plasticizers, particularly in the building and construction market. Management expects continued challenges in the Adhesives & Plasticizers segment. Eastman management believes that the Company's global market and manufacturing presence, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's achievement of its growth objectives in the long term.

The Company generated sales revenue of $2.3 billion in both third quarter 2013 and 2012 and sales revenue of $7.1 billion and $5.9 billion in first nine months 2013 and 2012, respectively. The sales revenue in third quarter was relatively unchanged as higher sales volume in the Additives & Functional Products and Advanced Materials segments was mostly offset by lower sales revenue in the Adhesives & Plasticizers segment. The increase in sales revenue in first nine months was primarily due to sales volume in first six months 2013 from the acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments.

On a pro forma combined basis, the Company generated sales revenue of $7.1 billion and $7.0 billion in first nine months 2013 and 2012, respectively. Sales revenue increased primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the Adhesives & Plasticizers segment.

Operating earnings were $479 million in third quarter 2013 compared with $263 million in third quarter 2012.  Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings increased in the Fibers, Advanced Materials, and Additives & Functional Products segments partially offset by lower operating earnings in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments. Operating earnings also benefited from decreased "Other" loss primarily due to lower operating costs for Perennial WoodTM.

Operating earnings were $1.3 billion in first nine months 2013 compared with $844 million in first nine months 2012. Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings increased primarily due to earnings from acquired Solutia product lines, lower raw material and energy costs more than offsetting lower selling prices particularly in the Specialty Fluids & Intermediates segment, higher selling prices more than offsetting slightly higher raw material and energy costs in the Fibers segment, higher volumes, and higher capacity utilization. Operating earnings also benefited from decreased "Other" loss primarily due to lower operating costs for Perennial WoodTM.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On a pro forma combined basis, operating earnings increased to $1.3 billion in first nine months 2013 compared to $984 million in first nine months 2012. In addition to the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $5 million for restructuring charges related to Solutia's acquisition of Southwall Technologies Inc. ("Southwall"). Excluding these non-core or non-recurring items, operating earnings increased primarily due to higher sales volume and higher capacity utilization, and lower raw material and energy costs more than offsetting lower selling prices. Pro forma combined operating earnings also increased due to lower operating costs for Perennial WoodTM.

Earnings from continuing operations were $308 million in third quarter 2013 compared to $154 million in third quarter 2012.  Earnings from continuing operations were $1.97 per diluted share compared to $0.99 per diluted share.  Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in third quarter 2013 and 2012 were $263 million and $246 million, respectively.  Excluding these non-core or non-recurring items, earnings from continuing operations for third quarter 2013 and 2012 were $1.68 per diluted share and $1.57 per diluted share, respectively.

Earnings from continuing operations were $819 million in first nine months 2013 compared to $490 million in first nine months 2012.  Earnings from continuing operations were $5.23 per diluted share compared to $3.35 per diluted share.  Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in first nine months 2013 and 2012 were $798 million and $615 million, respectively.  Excluding these non-core or non-recurring items, earnings from continuing operations for first nine months 2013 and 2012 were $5.09 per diluted share and $4.20 per diluted share, respectively.

The Company generated $794 million in cash from operating activities during first nine months 2013, net of $99 million cash contributed to its U.S. defined benefit pension plans, compared to $688 million cash generated in operating activities during first nine months 2012, net of $87 million cash contributed to its U.S. defined benefit pension plans.  The increase in cash from operating activities was primarily due to increased cash earnings from the Company's businesses and the absence of one-time payments related to the July 2, 2012 acquisition of Solutia partially offset by an increase in working capital requirements, higher income tax payments, and higher interest payments. The Company reduced long-term borrowings by $350 million in first nine months 2013.

In 2013, the Company made progress on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

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

•
in the Adhesives & Plasticizers segment, announcing plans for an expansion of Eastman 168™ non-phthalate plasticizers capacity at its manufacturing facility in Texas City, Texas, which is expected to be operational by mid-2014;

•
in the Advanced Materials segment, announcing plans for an expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational by mid-2014;

•
in the Fibers segment, construction was completed during third quarter 2013 on a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, a joint venture with China National Tobacco Corporation; and

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Sales	$2,338	$2,259	3%	$7,085	$5,933	19%
Volume effect			2%			19%
Price effect			1%			—%
Exchange rate effect			—%			—%

Pro Forma Combined Sales				7,085	6,951	2%
Volume effect						2%
Price effect						—%
Exchange rate effect						—%

Sales revenue increased $79 million in third quarter 2013 compared to third quarter 2012. Sales revenue increased primarily due to higher sales volume in the Additives & Functional Products and Advanced Materials segments partially offset by lower sales revenue in the Adhesives & Plasticizers segment.

Sales revenue increased $1.2 billion in first nine months 2013 compared to first nine months 2012. The increase in sales revenue was primarily due to volume in first six months 2013 from the acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments.

On a pro forma combined basis, sales revenue was $7.1 billion and $7.0 billion in first nine months 2013 and 2012, respectively. Sales revenue increased primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the Adhesives & Plasticizers segment.

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Gross Profit	$689	$525	31%	$1,982	$1,437	38%
Additional costs of acquired Solutia inventories	—	75		—	75
Mark-to-market pension and other post-employment benefits (gain) loss	(68)	—		(68)	—
Gross Profit excluding non-core or non-recurring items	$621	$600	4%	$1,914	$1,512	27%

Gross profit increased $164 million in third quarter 2013 compared with third quarter 2012. Gross profit in third quarter 2013 included a $68 million MTM gain triggered by an OPEB plan amendment. Gross profit in third quarter 2012 included $75 million of additional costs of acquired Solutia inventories. Excluding these non-core or non-recurring items, higher gross profit was primarily due to higher selling price in the Fibers segment, higher sales volume and higher capacity utilization in the Advanced Materials segment, and higher sales volume in the Additives & Functional Products segment. Gross profit also benefited from decreased "Other" loss primarily for lower operating costs for Perennial WoodTM. The increase in gross profit was partially offset by a decrease in gross profit primarily due to lower selling prices and higher raw material and energy costs and lower sales volume in the Adhesives & Plasticizers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit increased $545 million in first nine months 2013 compared with first nine months 2012. Gross profit in first nine months 2013 included a $68 million MTM gain triggered by an OPEB plan amendment. Gross profit in first nine months 2012 included $75 million of additional costs of acquired Solutia inventories. Excluding these non-core or non-recurring items, higher gross profit was primarily due to $284 million in first six months 2013 from the acquired Solutia product lines. Higher gross profit was also due to lower raw material and energy costs more than offsetting lower selling prices particularly in the Specialty Fluids & Intermediates segment, and higher selling prices more than offsetting slightly higher raw material and energy costs in the Fibers segment. Additionally, gross profit increased due to higher sales volume primarily in the Additives & Functional Products and Specialty Fluids & Intermediates segments and higher sales volume and higher capacity utilization in the Advanced Materials segment. Gross profit also benefited from decreased "Other" loss, primarily for lower operating costs for Perennial WoodTM. The increase in gross profit was partially offset by a decrease in gross profit primarily due to lower selling prices and lower sales volume in the Adhesives & Plasticizers segment.

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Selling, General and Administrative Expenses	$159	$173	(8)%	$510	$420	21%
Transaction costs related to the acquisition of Solutia	—	(15)		—	(28)
Integration costs related to the acquisition of Solutia	(9)	(7)		(24)	(9)
Mark-to-market pension and other post-employment benefits (gain) loss	15	—		15	—
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$165	$151	9%	$501	$383	31%

SG&A expenses in third quarter 2013 were lower compared to third quarter 2012 primarily due to Solutia acquisition transaction costs in third quarter 2012, the MTM gain triggered by an OPEB plan amendment, partially offset by higher costs of growth initiatives for existing businesses and the related supporting functions.

SG&A expenses in first nine months 2013 were higher compared to first nine months 2012 primarily due to SG&A costs of the acquired Solutia businesses during first six months 2013 of $101 million, higher Solutia integration costs, and higher costs of growth initiatives for existing businesses and the related supporting functions with no Solutia acquisition transaction costs and the MTM gain triggered by an OPEB plan amendment in first nine months 2013.

Excluding non-core or non-recurring items, SG&A expenses in third quarter 2013 were higher compared to third quarter 2012 primarily due to higher costs of growth initiatives for existing businesses and the related supporting functions. Excluding non-core or non-recurring items, SG&A expenses in first nine months 2013 were higher compared to first nine months 2012 primarily due to SG&A expenses of the acquired Solutia businesses during first six months 2013 of $101 million and higher costs of growth initiatives for existing businesses and the related supporting functions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Research and Development Expenses	$48	$52	(8)%	$148	$136	9%
Mark-to-market pension and other post-employment benefits (gain) loss	3	—		3	—
Research and Development Expenses excluding non-core or non-recurring items	$51	$52	(2)%	$151	$136	11%

R&D expenses were relatively unchanged in third quarter 2013 compared to third quarter 2012. R&D expenses were higher in first nine months 2013 compared to first nine months 2012 primarily due to R&D costs of the acquired Solutia businesses during the first six months 2013 of $26 million partially offset by lower R&D costs for corporate growth initiatives, including Perennial WoodTM.

Asset Impairments and Restructuring Charges, Net

In third quarter and first nine months 2013, there were $3 million and $24 million, respectively, of net asset impairments and restructuring charges, including $3 million and $9 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia.

During first nine months 2013, management announced its intent and finalized its decision to close a production facility in Germany for the Photovoltaics product line. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During first nine months 2013, management also approved a voluntary separation plan for certain employees, resulting in recognition of severance charges of $6 million. In addition, during first nine months 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recognized asset impairments and restructuring charges. Analysis of total Brazil site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Operating earnings	$479	$263	82%	$1,300	$844	54%
Additional costs of acquired Solutia inventories	—	75		—	75
Transaction costs related to the acquisition of Solutia	—	15		—	28
Integration costs related to the acquisition of Solutia	9	7		24	9
Mark-to-market pension and other post-employment benefits (gain) loss	(86)	—		(86)	—
Asset impairments and restructuring charges, net	3	37		24	37
Operating earnings excluding non-core or non-recurring items	$405	$397	2%	$1,262	$993	27%

Pro Forma Combined Operating Earnings

	First Nine Months
(Dollars in millions)	2013	2012	Change
Operating earnings	$1,300	$984	32%
Additional costs of acquired Solutia inventories	—	75
Transaction and integration costs related to the acquisition of Solutia	24	62
Mark-to-market pension and other post-employment benefits (gain) loss	(86)	—
Asset impairments and restructuring charges, net (1)	24	42
Operating earnings excluding non-core or non-recurring items	$1,262	$1,163	9%

(1) Acquisition related expenses in first nine months 2012 includes $5 million for the Solutia Southwall acquisition in first quarter 2012.

On a pro forma combined basis, operating earnings increased in first nine months 2013 compared to first nine months 2012. Excluding non-core or non-recurring items, operating earnings increased primarily due to higher sales volume and higher capacity utilization of approximately $55 million and lower raw material and energy costs more than offsetting lower selling prices by approximately $35 million. Pro forma combined operating earnings also increased due to lower costs for "Other" including Perennial WoodTM.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
Gross interest costs	$48	$50		$144	$103
Less: Capitalized interest	2	—		3	3
Interest expense	46	50	(8)%	141	100	41%
Interest income	2	2		4	5
Net interest expense	44	48	(8)%	137	95	44%
Solutia financing costs	—	—		—	(9)
Net interest expense excluding Solutia financing costs	$44	$48	(8)%	$137	$86	59%

Net interest expense decreased $4 million in third quarter 2013 compared to third quarter 2012. The decrease was primarily due to a reduction in borrowings. Net interest expense increased $42 million in first nine months 2013 compared to first nine months 2012. The increase was primarily due to increased borrowing to finance the acquisition of Solutia. Solutia financing costs included in first nine months 2012 reflected pre-acquisition interest expense for acquisition borrowing.

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2013	2012	2013	2012
Foreign exchange transaction losses, net	$3	$—	$7	$—
Solutia financing costs	—	—	—	23
Investment (gains) losses, net	(2)	(3)	(5)	(8)
Other, net	—	(3)	—	(1)
Other charges (income), net	1	(6)	2	14
Solutia financing costs	—	—	—	(23)
Other charges (income), net excluding Solutia financing costs	$1	$(6)	$2	$(9)

First nine months 2012 included Solutia acquisition financing costs.  Financing costs recorded in "Other charges (income), net" during 2012 were primarily for fees for Solutia acquisition borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter				First Nine Months
(Dollars in millions)	2013		2012		2013		2012
	$	%	$	%	$	%	$	%

Provision for income taxes, as reported	$125	29%	$64	29%	$338	29%	$240	33%
Tax impact of non-core or non-recurring items	(28)		45		(13)		61
Excluding non-core or non-recurring items	$97	27%	$109	31%	$325	29%	$301	33%

The third quarter 2013 effective tax rate was impacted by a $14 million benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return. The first nine months 2013 effective tax rate was impacted by the $14 million benefit of the adjustment and enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit. The third quarter and first nine months 2012 effective tax rates included an $8 million benefit from the settlement of U.S. and non-U.S. income tax audits and a $5 million benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations. The Company's expected full year tax rate on 2013 reported earnings from continuing operations before income tax is approximately 30 percent.

In third quarter and first nine months 2013 the lower effective tax rates reflect the positive impact of integrating the Eastman and Solutia tax structures.

Earnings from Continuing Operations and Diluted Earnings per Share

	Third Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$308	$1.97	$154	$0.99
Additional costs of acquired Solutia inventories, net of tax	—	—	53	0.34
Solutia transaction and integration costs, net of tax	6	0.04	15	0.10
Mark-to-market pension and other post-employment benefits (gain) loss, net of tax	(53)	(0.34)	—	—
Asset impairments and restructuring charges, net of tax	2	0.01	24	0.14
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$263	$1.68	$246	$1.57

	First Nine Months
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$819	$5.23	$490	$3.35
Additional costs of acquired Solutia inventories, net of tax	—	—	53	0.36
Solutia transaction, integration, and financing costs, net of tax	16	0.10	48	0.32
Mark-to-market pension and other post-employment benefits (gain) loss, net of tax	(53)	(0.34)	—	—
Asset impairments and restructuring charges, net of tax	16	0.10	24	0.17
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$798	$5.09	$615	$4.20

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

	Third Quarter
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$308	$1.97	$154	$0.99

	First Nine Months
	2013		2012
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations attributable to Eastman	$819	$5.23	$490	$3.35
Gain from disposal of discontinued operations, net of tax	—	—	1	—
Net earnings	$819	$5.23	$491	$3.35

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$445	$406	$39	10%	$1,294	$948	$346	36%
Volume effect			39	10%			352	37%
Price effect			—	—%			(5)	(1)%
Exchange rate effect			—	—%			(1)	—%

Operating earnings	111	86	25	29%	313	215	98	46%
Additional costs of acquired Solutia inventories	—	19			—	19
Asset impairments and restructuring charges, net	—	—			1	—
Operating earnings excluding non-core or non-recurring items	111	105	6	6%	314	234	80	34%

Pro forma combined sales					$1,294	$1,229	$65	5%
Volume effect							81	6%
Price effect							(14)	(1)%
Exchange rate effect							(2)	—%

Pro forma combined operating earnings					313	287	26	9%
Additional costs of acquired Solutia inventories					—	19
Pro forma combined asset impairments and restructuring charges, net					1	—
Pro forma combined operating earnings excluding non-core or non-recurring items					314	306	8	3%

Sales revenue in third quarter 2013 increased compared to third quarter 2012 primarily due to higher sales volume of the solvents product lines attributed to strengthened coatings demand in the building and construction market supported by recent capacity additions at the Longview, Texas manufacturing facility. Higher sales revenue was also due to higher sales volume of cellulosic polymers and Crystex® insoluble sulfur, both attributed to increased demand in the transportation market. Third quarter 2013 sales revenue for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $13 million in third quarter 2012.

Sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to $276 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Sales revenue also increased due to higher sales volume of solvents product lines attributed to strengthened coatings demand in the building and construction market. First nine months 2013 sales revenue for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $38 million in first nine months 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro forma combined sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to higher sales volume. The higher sales volume was primarily in the polymers and solvents product lines. First nine months 2013 sales revenue for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the Adhesives & Plasticizers segment.  These products had sales revenue of $38 million in first nine months 2012, respectively.

Operating earnings in third quarter 2013 increased compared to third quarter 2012 primarily due to higher sales volume of $16 million partially offset by higher raw material and energy costs, particularly for propane, of $7 million. Operating earnings in third quarter 2012 included $19 million of additional costs of acquired Solutia inventories.

Operating earnings in first nine months 2013 increased compared to first nine months 2012 primarily due to $52 million of operating earnings in first six months 2013 from the acquired Solutia product lines. In addition, operating earnings increased primarily due to higher sales volume. Restructuring charges of $2 million in first nine months 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recognized charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Operating earnings in first nine months 2012 included $19 million of additional costs of acquired Solutia inventories.

Pro forma combined operating earnings in first nine months 2013 increased slightly compared to first nine months 2012. Operating earnings increased due to higher sales volume of $33 million. This increase was offset by $24 million for higher raw material and energy costs, particularly for benzene, and lower selling prices in the rubber additives product lines. Restructuring charges of $2 million in first nine months 2013 primarily for severance for a voluntary separation plan for certain employees were partially offset by a reduction of $1 million in previously recognized charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Operating earnings in first nine months 2012 included $19 million of additional costs of acquired Solutia inventories.

In second quarter 2013, the Company completed an expansion for ethylene oxide derivative capacity in Longview, Texas. In addition, the Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the tires industry. By the end of 2013, management plans to complete evaluation of the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$321	$348	$(27)	(8)%	$1,005	$1,094	$(89)	(8)%
Volume effect			(16)	(5)%			(62)	(6)%
Price effect			(10)	(3)%			(21)	(2)%
Exchange rate effect			(1)	—%			(6)	—%

Operating earnings	41	73	(32)	(44)%	139	211	(72)	(34)%
Asset impairments and restructuring charges, net	—	—			1	—
Operating earnings excluding non-core or non-recurring item	41	73	(32)	(44)%	140	211	(71)	(34)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in third quarter 2013 decreased compared to third quarter 2012 primarily due to lower selling prices for both adhesives resins and plasticizers product lines and lower sales volume of adhesives resins product lines. Lower selling prices for adhesives resins were primarily attributed to increased competitive pressure due to greater industry supply attributed to improved availability of key raw materials and additional competitor capacity. Lower selling prices for plasticizers were primarily attributed to competitive pressures resulting from continued weakened demand in Asia Pacific and Europe. Lower sales volume was primarily due to $13 million of revenue in third quarter 2012 from sales of certain products sold primarily into the tires market which are now reported in the Additives & Functional Products segment to combine the tires growth platforms of Solutia and Eastman. The decreased sales volume was partially offset by continued substitution of phthalate plasticizers with non-phthalate plasticizers.

Sales revenue in first nine months 2013 decreased compared to first nine months 2012 primarily due to lower sales volume, primarily of adhesives resins, and lower selling prices for both adhesives resins and plasticizers. The lower sales volume of adhesives resins was primarily attributed to weakened demand in certain end markets including tapes, labels, and packaging, and customer destocking occurring mainly in the first half of 2013. The decreased sales volume was partially offset by continued substitution of phthalate plasticizers with non-phthalate plasticizers. Lower selling prices for adhesives resins were primarily attributed to increased competitive pressure due to greater industry supply attributed to increased availability of key raw materials. Lower selling prices for plasticizers were primarily attributed to competitive pressures resulting from continued weakened demand in Asia and Europe. First nine months 2012 included $38 million of revenue from sales of certain products sold primarily into the tires market which are now reported in the Additives & Functional Products segment to combine the tires growth platforms of Solutia and Eastman.

Operating earnings in third quarter 2013 decreased compared to third quarter 2012 primarily due to $18 million for lower selling prices and higher raw material and energy costs and $8 million primarily for lower sales volume and an unfavorable shift in regional mix due to relatively lower sales of adhesives resins product lines in North America.

Operating earnings in first nine months 2013 decreased compared to first nine months 2012 primarily due to $27 million for lower selling prices and $31 million for lower sales volume and lower capacity utilization. Restructuring charges of $1 million in first nine months 2013 were primarily for severance for a voluntary separation plan for certain employees.

In October 2013, the Company announced it is expanding capacity of its Eastman 168™ non-phthalate plasticizers at its manufacturing facility in Texas City, Texas. The expansion is expected to be operational by mid-2014.

The Company has the flexibility to adjust the timing of the completion of its joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China, based on market and customer demand and requirements and in consultation with its joint venture partner, and is currently assessing its options.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$583	$559	$24	4%	$1,792	$1,166	$626	54%
Volume effect			26	5%			632	54%
Price effect			(3)	(1)%			(2)	—%
Exchange rate effect			1	—%			(4)	—%

Operating earnings	69	18	51	283%	216	86	130	151%
Additional costs of acquired Solutia inventories	—	39			—	39
Asset impairments and restructuring charges, net	—	—			(1)	—
Operating earnings excluding non-core or non-recurring items	69	57	12	21%	215	125	90	72%

Pro forma combined sales					$1,792	$1,726	$66	4%
Volume effect							80	5%
Price effect							(8)	(1)%
Exchange rate effect							(6)	—%

Pro forma combined operating earnings					216	137	79	58%
Additional costs of acquired Solutia inventories					—	39
Pro forma combined asset impairments and restructuring charges, net					(1)	5
Pro forma combined operating earnings excluding non-core or non-recurring items					215	181	34	19%

Sales revenue in third quarter 2013 increased compared to third quarter 2012 primarily due to higher sales volume for Eastman TritanTM copolyester.

Sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to $588 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Sales revenue also increased primarily due to higher sales volume for Eastman TritanTM copolyester.

Pro forma combined sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to higher sales volume for Eastman Tritan™ copolyester and higher sales volume for interlayers products primarily attributed to strengthened demand in the transportation market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Third quarter 2013 operating earnings increased compared to third quarter 2012 due to higher sales volume and higher capacity utilization which led to lower unit costs, attributed to increased demand for specialty plastics products, including for Eastman TritanTM copolyester. Operating earnings in third quarter 2012 included $39 million of additional costs of acquired Solutia inventories.

First nine months 2013 operating earnings increased compared to first nine months 2012 primarily due to operating earnings of $63 million in first six months 2013 from the acquired Solutia product lines. Operating earnings also increased due to higher sales volume and higher capacity utilization which led to lower unit costs for Eastman TritanTM copolyester. Restructuring charges of $2 million in first nine months 2013 primarily for severance for a voluntary separation plan for certain employees were more than offset by a reduction of $3 million in previously recorded charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Operating earnings in first nine months 2012 included $39 million of additional costs of acquired Solutia inventories.

Pro forma combined operating earnings in first nine months 2013 increased compared to first nine months 2012 primarily due to higher sales volume and increased sales of higher margin products, including Eastman TritanTM copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs. Restructuring charges of $2 million in first nine months 2013 primarily for severance for a voluntary separation plan for certain employees were more than offset by a reduction of $3 million in previously recorded charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Restructuring charges of $5 million in first nine months 2012 were related to Solutia's Southwall acquisition. Operating earnings in third quarter 2012 included $39 million of additional costs of acquired Solutia inventories.

On July 29, 2013, the Company announced plans for an expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility. This expansion is expected to be completed by mid-2014.

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets. By the end of 2013, management plans to complete evaluation of the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$363	$349	$14	4%	$1,072	$990	$82	8%
Volume effect			(8)	(2)%			26	2%
Price effect			22	6%			57	6%
Exchange rate effect			—	—%			(1)	—%

Operating earnings	113	98	15	15%	343	295	48	16%

Sales revenue in third quarter 2013 increased compared to third quarter 2012 due to higher selling prices partially offset by lower sales volume. Higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp. Lower sales volume was primarily due to customer buying patterns for acetate tow products partially offset by higher sales volume in acetyl chemicals product lines for acetate flake sales to the new China acetate tow joint venture.

Sales revenue in first nine months 2013 increased compared to first nine months 2012 due to higher selling prices and higher sales volume. Higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp. Higher sales volume was in acetyl chemicals product lines for acetate flake sales to the new China acetate tow joint venture and acetate yarn primarily attributed to recovery in the apparel market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in third quarter 2013 increased compared to third quarter 2012 primarily due to higher selling prices of $22 million primarily for acetate tow partially offset by lower sales volume.

Operating earnings in first nine months 2013 increased compared to first nine months 2012 primarily due to higher selling prices more than offsetting slightly higher raw material and energy costs.

In third quarter 2013, the Company completed construction of the 30,000 metric ton acetate tow joint venture manufacturing facility in China. Eastman has 45 percent ownership of the joint venture and expects to supply 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport. The Company expects earnings through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings, in the joint venture beginning in 2014.

Specialty Fluids & Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2013	2012	$	%	2013	2012	$	%

Sales	$620	$592	$28	5%	$1,904	$1,728	$176	10%
Volume effect			14	2%			187	11%
Price effect			14	3%			(9)	(1)%
Exchange rate effect			—	—%			(2)	—%

Operating earnings	90	79	11	14%	302	204	98	48%
Additional costs of acquired Solutia inventories	—	17			—	17
Asset impairments and restructuring charges, net	—	—			1	—
Operating earnings excluding non-core or non-recurring items	90	96	(6)	(6)%	303	221	82	37%

Pro forma combined sales					$1,904	$1,883	$21	1%
Volume effect							29	2%
Price effect							(7)	(1)%
Exchange rate effect							(1)	—%

Pro forma combined operating earnings					302	249	53	21%
Additional costs of acquired Solutia inventories					—	17
Pro forma combined asset impairments and restructuring charges, net					1	—
Pro forma combined operating earnings excluding non-core or non-recurring items					303	266	37	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in third quarter 2013 increased compared to third quarter 2012 primarily due to higher selling prices and higher sales volume.  Higher selling prices were for several product lines. Sales volume primarily increased due to higher sales volume of olefin-based products primarily in the Asia Pacific region.

Sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to higher sales volume.  Higher sales volume in first six months 2013 included $174 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Sales volume primarily increased due to higher sales volume of olefin-based products particularly in the Asia Pacific region.

Pro forma combined sales revenue in first nine months 2013 increased compared to first nine months 2012 primarily due to higher sales volume of olefin-based products particularly in the Asia Pacific region.

Operating earnings in third quarter 2013 increased compared to third quarter 2012. Operating earnings in third quarter 2012 included $17 million of additional costs of acquired Solutia inventories. Excluding these costs, operating earnings decreased primarily due to higher raw material and energy costs, particularly for propane, more than offsetting higher selling prices.

Operating earnings in first nine months 2013 increased compared to first nine months 2012. Operating earnings included $39 million of operating earnings from the acquired Solutia product lines in first six months 2013. Operating earnings in first nine months 2013 also included lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $23 million, and higher sales volume of $12 million. Restructuring charges of $1 million in first nine months 2013 were primarily for severance for a voluntary separation plan for certain employees. Operating earnings in first nine months 2012 included $17 million of additional costs of acquired Solutia inventories.

Pro forma combined operating earnings in first nine months 2013 increased compared to first nine months 2012 primarily due to lower raw material and energy costs, particularly for propane, more than offsetting lower selling prices by $18 million, and higher sales volume of $18 million. Restructuring charges of $1 million in first nine months 2013 were primarily for severance for a voluntary separation plan for certain employees. Operating earnings in first nine months 2012 included $17 million of additional costs of acquired Solutia inventories.

The Company completed a debottlenecking of its largest olefins cracking unit in Longview, Texas in first quarter 2013. This will allow the facility to produce more ethylene, and it is expected to improve Eastman's olefin cost position. Additionally, the Company began construction of the Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 and will support expected demand growth in the industrial chemicals and processing market.

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity.  The Company intends to retain its cost-advantaged integrated position to propylene.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
(Dollars in millions)	2013	2012	2013	2012

Sales	$6	$5	$18	$7

Operating loss
Growth initiatives and businesses not allocated to segments	$(20)	$(36)	$(73)	$(84)
Pension and OPEB income (expense) and gain (loss) not allocated to operating segments	87	(5)	93	(18)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(12)	(50)	(33)	(65)
Operating loss before exclusions	55	(91)	(13)	(167)
Transaction and integration costs related to the acquisition of Solutia	9	22	24	37
Mark-to-market pension and other post-employment benefits (gain) loss	(86)	—	(86)	—
Asset impairments and restructuring charges, net	3	37	22	37
Operating loss excluding non-core or non-recurring items	$(19)	$(32)	$(53)	$(93)

Pro forma combined sales			$18	$29

Pro forma combined operating loss
Growth initiatives and businesses not allocated to segments			$(73)	$(87)
Pension and OPEB income (expense) and gain (loss) not allocated to operating segments			93	(18)
Transaction, integration, and restructuring costs related to the acquisition of Solutia			(33)	(90)
Pro forma combined operating loss before exclusions			(13)	(195)
Transaction and integration costs related to the acquisition of Solutia			24	62
Mark-to-market pension and other post-employment benefits (gain) loss			(86)	—
Pro forma combined asset impairments and restructuring charges, net			22	37
Pro forma combined operating loss excluding non-core or non-recurring items			$(53)	$(96)

Sales revenue and R&D, certain components of pension and OPEB, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss), including sales revenue of $4 million and $16 million in third quarter and first nine months 2013 and $5 million in both third quarter and first nine months 2012 for the Photovoltaics product line acquired from Solutia.  For more information, see Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During first nine months 2013, there were $13 million of asset impairments and restructuring charges primarily for closure costs of a production facility in Germany for the Photovoltaics product line. In third quarter and first nine months 2013, there were $3 million and $9 million, respectively, of restructuring charges primarily for severance for the continued integration of Solutia. For more information, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pension income (expense) and gain (loss) not allocated to operating segments included an $86 million MTM gain due to the interim remeasurement of the Eastman OPEB plan obligation which was triggered by a plan change in life insurance benefits. The actuarial gain was primarily due to a higher assumed discount rate in third quarter 2013 compared to December 31, 2012 reflective of changes in global market conditions and interest rates on high-grade corporate bonds. For more information, see Note 8, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding transaction and integration costs related to the continued integration of Solutia and asset impairments and restructuring charges, the decreased operating losses were primarily due to reduced Perennial WoodTM operating costs.

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

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter
(Dollars in millions)	2013	2012	Change
United States and Canada	$1,069	$1,036	3%
Asia Pacific	658	627	5%
Europe, Middle East, and Africa	481	468	3%
Latin America	130	128	2%
	$2,338	$2,259	3%

Sales revenue in United States and Canada increased in third quarter 2013 compared to third quarter 2012 primarily due to higher sales revenue in the Specialty Fluids & Intermediates and Additives & Functional Products segments partially offset by lower sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Asia Pacific increased in third quarter 2013 compared to third quarter 2012 primarily due to higher sales revenue in all segments other than the Adhesives & Plasticizers segment, particularly the Fibers and Specialty Fluids & Intermediates segments.

Sales revenue in Europe, Middle East, and Africa increased in third quarter 2013 compared to third quarter 2012 primarily due to the Additives & Functional Products and Advanced Materials segments partially offset by the other segments.

Sales revenue in Latin America increased in third quarter 2013 compared to third quarter 2012 primarily due to higher sales revenue in the Advance Materials and Additives & Functional Products segments partially offset by lower sales revenue in the Specialty Fluids & Intermediates and Adhesives & Plasticizers segments.

	Sales Revenue			Pro Forma Combined Sales Revenue
	First Nine Months			First Nine Months
(Dollars in millions)	2013	2012	Change	2013	2012	Change
United States and Canada	$3,271	$3,026	8%	$3,271	$3,295	(1)%
Asia Pacific	1,935	1,470	32%	1,935	1,778	9%
Europe, Middle East, and Africa	1,503	1,143	31%	1,503	1,506	—%
Latin America	376	294	28%	376	372	1%
	$7,085	$5,933	19%	$7,085	$6,951	2%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in United States and Canada increased in first nine months 2013 compared to first nine months 2012 primarily due to $307 million of sales volume in first six months 2013 from the acquired Solutia businesses and increased sales revenue in the Additives & Functional Products and Fibers segments partially offset by decreased sales revenue in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments. Pro forma combined sales revenue in the region decreased primarily due to decreased sales revenue in the Adhesives & Plasticizers segment, partially offset by increased pro forma combined sales revenue in the Additives & Functional Products segment.

Sales revenue in Asia Pacific increased in first nine months 2013 compared to first nine months 2012 primarily due to $314 million of sales volume in first six months 2013 from the acquired Solutia businesses and higher sales revenue in all segments except the Adhesives & Plasticizers segment. Pro forma combined sales revenue in the region increased primarily due to increased sales revenue in the Fibers segment and increased pro forma combined sales revenue in the Specialty Fluids & Intermediates and Advanced Materials segments. Eastman serves the Asia Pacific region with a portfolio of specialty products that benefit from both the emerging middle class and a focused shift in China to a consumer driven economy and has significantly less exposure to government infrastructure spending.

Sales revenue in Europe, Middle East, and Africa increased in first nine months 2013 compared to first nine months 2012 primarily due to $350 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region decreased primarily due to decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment and "Other" sales revenue and lower sales volume in the Adhesives & Plasticizers and Fibers segments, partially offset by increased pro forma combined sales revenue in the Additives & Functional Products and Advanced Materials segments.

Sales revenue in Latin America increased in first nine months 2013 compared to first nine months 2012 primarily due to $78 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in the Advanced Materials segment partially offset by decreased pro forma combined sales revenue in the Adhesives & Plasticizers and Additives & Functional Products segments.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Nine Months
(Dollars in millions)	2013	2012
Net cash provided by (used in)
Operating activities	$794	$688
Investing activities	(308)	(2,795)
Financing activities	(517)	1,765
Effect of exchange rate changes on cash and cash equivalents	4	2
Net change in cash and cash equivalents	(27)	(340)
Cash and cash equivalents at beginning of period	249	577
Cash and cash equivalents at end of period	$222	$237

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities increased $106 million in first nine months 2013 compared with first nine months 2012.  The increase was primarily due to increased cash earnings from the Company's businesses and the absence of one-time payments related to the July 2, 2012 acquisition of Solutia partially offset by an increase in working capital requirements, higher income tax payments, and higher interest payments. The increase in working capital requirements was primarily due to trade receivables and trade payables. The increase in trade receivables was higher in first nine months 2013 due to a greater increase in sales revenue during the first nine months of 2013 as compared with the first nine months of 2012. The decrease in trade payables during the first nine months of 2013 was primarily due to timing of year-end payments and realignment of payment terms on certain payables acquired from Solutia as compared to relatively unchanged trade payables during first nine months of 2012. Interest payments were higher first nine months 2013 as compared with first nine months 2012 primarily due to increased borrowings for the acquisition of Solutia.

Cash used in investing activities decreased $2.5 billion in first nine months 2013 compared with first nine months 2012. The decrease was primarily due to the $2.6 billion cash portion of the purchase price for the acquisition of Solutia in first nine months 2012. Cash used for additions to properties and equipment was $312 million in first nine months 2013 and $297 million in first nine months 2012, respectively.

Cash used in financing activities was $517 million in first nine months 2013 and cash provided by financing activities was $1.8 billion in first nine months 2012.  During first nine months 2013, the Company received $300 million in proceeds from commercial paper borrowings and $150 million in proceeds from its accounts receivable securitization facility ("A/R Facility"). The Company repaid $800 million of borrowings under its five-year term loan agreement (the "Term Loan"). First nine months 2013 included $16 million received from stock warrant exercises and $113 million of stock repurchases. First nine months 2012 included proceeds from the issuance of debt for the Solutia acquisition. Proceeds from the issuance of Solutia acquisition debt are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps. The payment of dividends, which was $94 million in first nine months 2013 and $107 million in first nine months 2012, is also reflected in financing activities in all periods. First nine months 2013 reflected the payment of the fourth quarter 2012 dividend of $45 million in December 2012 rather than January 2013.

In 2013, the Company expects capital expenditures of approximately $500 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2013 are expected to be payment of the quarterly cash dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

At September 30, 2013, the Company had access to the sources of liquidity described below.

On July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. During the first nine months 2013, the Company repaid $800 million of its Term Loan using $300 million of commercial paper borrowings, $150 million of its accounts receivable securitization facility (the "A/R Facility"), and $350 million in cash. At September 30, 2013 and December 31, 2012, the Term Loan balances outstanding were $150 million and $950 million, respectively. The interest rate on the Term Loan as of September 30, 2013 was 1.69 percent.

The Company has a $750 million revolving credit agreement (the "Revolving Credit Facility") expiring December 2016.  Borrowings under the Revolving Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Revolving Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Revolving Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Revolving Credit Facility.  Given the expiration date of the Revolving Credit Facility, any commercial paper borrowings supported by the Revolving Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At September 30, 2013 the Company's commercial paper borrowings were $300 million with a weighted average interest rate of 0.33 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

The Company also has a $250 million line of credit under its A/R Facility, expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2013, the Company's borrowings under the A/R Facility were $150 million secured by trade receivables with an interest rate of 0.91 percent, and the proceeds were used to repay a portion of the Term Loan. At December 31, 2012, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan, Revolving Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  As of September 30, 2013, as a result of the $300 million in commercial paper borrowings, the amount available under the Revolving Credit Facility was $450 million. As of September 30, 2013, as result of the $150 million borrowings under the A/R Facility, $100 million was available under this facility. As of December 31, 2012, substantially all of the amounts under these facilities were available for borrowing. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first nine months 2013, the Company made $99 million in contributions to its U.S. defined benefit pension plans.  Including Solutia pension plans, the Company expects to make total cash contributions of approximately $120 million to its U.S. defined benefit pension plans in 2013, of which approximately $70 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2012, the Company made $124 million in contributions to its U.S. defined benefit pension plans, of which approximately $70 million was the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions made in 2012 and those anticipated for 2013 are made in order to achieve targeted funding objectives.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for third quarter 2013 compared to second quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

Capital Expenditures

Capital expenditures were $312 million and $297 million in first nine months 2013 and 2012, respectively.  The expenditures in first nine months 2013 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The expenditures in first nine months 2012 were primarily for organic growth initiatives, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The Company expects that 2013 capital spending will be approximately $500 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2012 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $373 million and $394 million at September 30, 2013 and December 31, 2012, respectively.  At both September 30, 2013 and December 31, 2012, this reserve included $8 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $344 million to the maximum of $600 million and from the minimum or best estimate of $365 million to the maximum of $623 million at September 30, 2013 and December 31, 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both September 30, 2013 and December 31, 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $29 million at both September 30, 2013 and December 31, 2012.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first nine months 2013 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Net charges taken	—
Cash reductions	(21)
Balance at September 30, 2013	$344

Other Commitments

At September 30, 2013, the Company's obligations under notes and debentures and credit facilities totaled $4.4 billion to be paid over a period of approximately 30 years.  See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at September 30, 2013, totaling $2.8 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $225 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at September 30, 2013, totaling $2.2 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

As of September 30, 2013, there have been no material changes to the Company's commitments at December 31, 2012. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2012 Annual Report on Form 10-K.

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

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $54 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

Treasury Stock

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  The Company completed these $300 million repurchases in August 2013, acquiring a total of 6,141,999 shares.

In May 2013, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2013, a total of 194,758 shares of common stock have been repurchased under this authorization for a total amount of $15 million.

During first nine months 2013, the Company repurchased 1,579,118 shares of common stock for a cost of approximately $113 million. The Company did not repurchase any shares of common stock during 2012.

Dividends

The Company declared cash dividends of $0.30 per share and $0.26 per share in third quarter 2013 and 2012, respectively, and $0.90 per share and $0.78 per share in first nine months 2013 and 2012, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In March 2013, the Financial Accounting Standards Board issued amended accounting guidance to address the release of cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than an in-substance real estate sale or oil/gas mineral rights) within a foreign entity. The cumulative translation adjustments should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, in the event of a step acquisition when the acquirer obtains control of an acquiree in which it held an equity interest immediately prior to the acquisition, the cumulative translation adjustments would be released into net income. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

In April 2013, the Financial Accounting Standards Board issued clarifying guidance that requires financial statements to be prepared using the liquidation basis of accounting to present relevant information about an entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (i.e. involuntary bankruptcy). This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. The Company has concluded that this new guidance will have no impact on the Company's financial position or results of operations.

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance to permit the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance, given divergence in practice, that addresses the financial statement presentation of tax items eligible for netting. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectively for reporting periods beginning after December 15, 2013. Retrospective application and early adoption is permitted. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For 2013, the Company expects:

•	cash generated by operating activities of approximately $1.3 billion;

•	capital spending to be approximately $500 million; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be approximately 30 percent.

Based upon the foregoing expectations, despite a normally seasonally slower fourth quarter, uncertain pace of global economic growth, and continued challenges in the Adhesives & Plasticizers segment, the Company expects full year 2013 earnings per diluted share from continuing operations to be between $6.30 and $6.40 per share, excluding non-core or non-recurring costs, charges, losses or gains.

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

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets and uncertainty about the length and stability of economic recovery may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the most recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Medicare Reimbursement Litigation.  On December 1, 2009, the Department of Justice ("DOJ"), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc., et al. ("Abernathy") lawsuit arising out of polychlorinated biphenyl ("PCB") contamination in Anniston, Alabama.  The DOJ alleged the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  The DOJ sought recovery of these allegedly unpaid reimbursements. The district court granted defendants' motions to dismiss, finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ appealed the case to the United States Court of Appeals for the Eleventh Circuit, which heard oral argument on the case July 26, 2012; one year later, that Court affirmed the district court, ruling in favor of Solutia and the other defendants.  The DOJ did not petition the Eleventh Circuit for a rehearing and the Company has learned from the DOJ that it does not intend to appeal the ruling to the United States Supreme Court. The Company now considers the matter closed.

ITEM 1A.	RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - 31, 2013	143,887	$73.89	143,887	$310
August 1 - 31, 2013	138,400	$78.91	138,400	$299
September 1 - 30, 2013	181,131	$77.22	181,131	$285
Total	463,418	$76.69	463,418

(1)	Shares repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for share.

(3)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed these $300 million repurchases in August 2013, acquiring a total of 6,141,999 shares. In May 2013, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. The May 2013 authorization was in addition to the remaining amount available under the February 2011 repurchase authorization. As of September 30, 2013, a total of 194,758 shares have been repurchased under this authorization for a total amount of $15 million. During first nine months 2013, the Company repurchased 1,579,118 shares of common stock for a cost of approximately $113 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 68.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	October 28, 2013	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company	70

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number
4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	80

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2013	81

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2013	82

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2013	83

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2013	84

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document