Form 10-K
period 2013-12-31
EASTMAN CHEMICAL CO
filed 2014-02-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
PAGE 1 OF 143 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 140

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

The aggregate market value (based upon the $70.01 closing price on the New York Stock Exchange on June 28, 2013) of the 151,595,823 shares of common equity held by non-affiliates as of December 31, 2013 was approximately $10,613,223,568 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2013 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 152,467,174 shares of common stock of the registrant were outstanding at December 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

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

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5

1A.	Risk Factors	22

1B.	Unresolved Staff Comments	23

	Executive Officers of the Company	24

2.	Properties	26

3.	Legal Proceedings	28

4.	Mine Safety Disclosures	28
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	135

11.	Executive Compensation	135

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135

13.	Certain Relationships and Related Transactions, and Director Independence	136

14.	Principal Accountant Fees and Services	136
PART IV

15.	Exhibits and Financial Statement Schedules	137
SIGNATURES

Signatures	138

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty chemical company that produces a broad range of advanced materials, chemicals, and fibers that are found in products people use every day.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 45 manufacturing sites in 16 countries and equity interests in joint ventures that supply chemicals, plastics, and fibers products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

Eastman has a strong portfolio of specialty businesses that hold leading positions and manufacture products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Eastman management believes that the Company's end-market diversity is a source of strength, as these markets are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and increased focus on health and wellness. End uses for the Company's products include both original equipment manufacturing ("OEM") and replacement or after-market products. These trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time. Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in end markets.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals. In order to provide the most meaningful comparison of results, some of the corporate and segment information in this Annual Report on Form 10-K (this "Annual Report") includes results on a "pro forma combined" basis, giving effect to the acquisition of Solutia as if it had been completed at the beginning of the earliest period presented. For additional information on the assumptions and related matters considered in connection with the presentation of information on a pro forma combined basis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP and Pro Forma Combined Financial Measures" in Part II, Item 7 of this Annual Report.

In 2013, the Company reported sales revenue of $9.4 billion, operating earnings of $1.9 billion, and earnings from continuing operations of $1.2 billion. Earnings per diluted share from continuing operations were $7.44. Asset impairments and restructuring charges and Solutia acquisition-related costs included in operating earnings were $76 million and $36 million, respectively. Additionally, operating earnings included mark-to-market ("MTM") pension and other postretirement benefits plans actuarial net gains of $383 million.

Business Strategy

Eastman's objective is to be an outperforming specialty chemical company with consistent earnings growth. The Company sells differentiated products into diverse markets and geographic regions. Eastman works with customers to meet their needs in existing and new markets through development of innovative products and technologies. Management believes that the Company can increase the revenues from its businesses while improving profitability through a balance of new applications for existing products, development of new products, sales growth in adjacent markets and emerging economies, and leveraging assets to improve cost position. These revenue and earnings increases are expected to result from both inorganic (external growth through joint ventures and acquisitions) initiatives and organic (internal) growth initiatives.

In 2013, the Company progressed on both inorganic and organic growth initiatives, including:

•	substantially completing the integration of Solutia, which was acquired on July 2, 2012 and which:

◦	broadened Eastman's global presence;

◦	established a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expanded Eastman's portfolio of sustainable products and products with leading market positions;

•	in the Additives & Functional Products segment, completing an expansion of ethylene oxide derivative capacity in Longview, Texas in second quarter 2013 to meet demand in the coatings markets;

•
in the Advanced Materials segment, beginning the expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational in the second half of 2014 to meet demand for Eastman TritanTM copolyester;

•
in the Fibers segment, completing a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China during third quarter 2013 in a joint venture with China National Tobacco Corporation to meet customer growth; and

•	in the Specialty Fluids & Intermediates segment:

◦	debottlenecking its largest olefins cracking unit in Longview, Texas, in first quarter 2013, primarily to produce additional ethylene to improve Eastman's olefin cost position; and

◦
beginning a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 to support expected demand in the industrial chemicals and processing market.

In addition, in January 2014 the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business. The acquisition is expected to be completed in the second quarter of 2014, and the acquired business will become a part of the Specialty Fluids & Intermediates segment.

The Company benefits from proprietary technologies and advantaged feedstocks, and is focusing on sustainability as a competitive strength for growth. Eastman has developed new products and technologies that enable customers' development and sales of sustainable products.

Management expects continued earnings growth, despite persistent economic uncertainty, as a result of the strength and diversity of the Company's businesses and balance sheet. The Company continues to evaluate inorganic growth opportunities, through joint ventures and acquisitions, intended to enhance the Company's product portfolio and extension into emerging markets.

Financial Strategy

In addition to managing its businesses and growth initiatives, the Company remains committed to maintaining a strong financial position with sufficient financial flexibility and liquidity. Eastman management believes maintaining a financial profile that supports an investment grade rating is important to its long term strategic and financial flexibility. The Company employs what management believes is a balanced approach to capital allocation and deployment of cash. The Company pursues a variety of organic growth opportunities and also considers inorganic growth opportunities, including joint ventures and acquisitions. The Company also returns cash to stockholders through dividends and, from time to time, share repurchases. The Company manages its debt based upon its capital structure objectives, funding requirements, and public and private debt market conditions. Management expects that the strength and diversity of the Company's businesses and balance sheet will provide continued strong cash flow and financial flexibility.

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ. Sales revenue and research and development ("R&D") costs, certain components of pension and other postretirement benefits gains, losses, and costs, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). For identification of manufacturing sites see Item 2 "Properties" in Part II, Item 8 of this Annual Report. For additional information concerning the Company's operating segments, see Note 21, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

•	Overview

In the AFP segment, the Company manufactures chemicals for products in the coatings and tires industries in transportation, building and construction, durable goods, and consumables markets. In 2013, the AFP segment had sales revenue of $1.7 billion, 18 percent of Eastman's total sales. Key technology platforms in this segment are rubber additives, cellulosic polymers, specialty ketones and coalescents, polyester polymers, and hydrocarbon resins.

AFP sales growth in the United States, Canada, and Europe typically approximates general economic growth due to the wide variety of end uses such as tires, paints, and consumables. Recently, the Company’s sales growth in Asia and Eastern Europe has been higher than average global economic growth because of higher growth in gross domestic product ("GDP") and per capita income in these emerging economies. The segment focuses on producing high-value additives rather than finished formulated products. The segment principally competes on the unique performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. Some competitors may commit greater financial and other resources than Eastman to products in markets in which the AFP segment competes. Additionally, within each segment product market, the Company may compete with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.

The profitability of the AFP segment is sensitive to the global economy, market trends, and broader chemical cycles, particularly the olefins cycle. Due to their functional performance attributes, certain of the segment's products, including cellulose-based specialty polymers, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle as discussed under "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business". The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Coatings Industry and Other
Solvents • Texanol™ • ketones • esters • glycol ethers • alcohol solvents	specialty coalescents, specialty solvents, and commodity solvents	BASF SE The Dow Chemical Company	propane propylene ethane
Coatings Industry
Building & Construction (architectural coatings)
Transportation (OEM) and refinish coatings)
Durable Goods (industrial coatings applications)
Other
Consumables (graphic arts, cleaners, packaging)
Industrial chemicals (process solvents and intermediates)

Polymers • cellulosics • polyesters • polyolefins	paint additives and specialty polymers	alternative technologies	wood pulp propylene propane
Coatings Industry
Transportation (OEM and refinish coatings)
Durable Goods (industrial coatings applications and wood coatings)
Other
Consumables (graphic arts and printing inks)
Durable Goods (packaging inks)

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Tires Industry
Crystex®	insoluble sulfur rubber additive	Oriental Carbon & Chemicals Limited Shikoku Chemicals Corporation	naphthenic process oil sulfur	Transportation (rubber tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Santoflex®	antidegradant rubber additive	Jiangsu Sinorgchem Technology Co, Ltd. Korea Kumho Petrochemical Co. Ltd. Lanxess AG	nitrobenzene aniline methyl isobutyl ketone	Transportation (rubber tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Piccotac® Kristalex®	hydrocarbon resins	Arizona Chemical Cray Valley Hydrocarbon Specialty Chemicals Exxon Mobil Corporation Kolon Industries Incorporated	alpha methylstyrene piperylene styrene	Transportation (rubber tire manufacturing)

	Percentage of Total Segment Sales
Product Lines	2013	2012 Pro Forma Combined	2012	2011
Coatings Industry	48%	49%	59%	73%
Tires Industry	34%	34%	20%	—%
Other Industries	18%	17%	21%	27%

•	Growth

A key element of the AFP segment's strategy is to leverage proprietary technologies for the continued development of innovative product offerings and to focus growth efforts on expanding end-markets such as coatings, tires, and consumables. Eastman management believes that the ability to leverage the AFP segment's research, application development, and production capabilities across multiple markets makes the segment uniquely positioned to meet evolving needs to improve the quality and performance of its customers' products. For example, new government regulatory requirements are causing tire manufacturers to value innovative materials to help improve fuel efficiency. Eastman’s tire additive technology allows tire manufacturers to enhance fuel efficiency performance without compromising other critical properties like handling and wet traction.

The Company's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the segment is well positioned to capitalize on expected high industrial growth rates in China and other parts of Asia from its facilities in Singapore and Kuantan, Malaysia.

In second quarter 2013, the Company completed an expansion of ethylene oxide derivative capacity in Longview, Texas. In addition, the Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the tires industry. In the first half of 2014, management plans to complete evaluation of the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

ADHESIVES & PLASTICIZERS SEGMENT

•	Overview

In the A&P segment, Eastman manufactures adhesives resins and plasticizers which are used in the manufacture of products sold into the consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. Market growth for adhesives resins in emerging markets such as China, Eastern Europe, and Latin America continues to be higher than regional economic growth, mainly due to growing use of consumables in these emerging economies. Use of non-phthalate plasticizers in the United States, Canada, and Europe continues to increase more than general economic growth due to increasing regulatory requirements and consumer preferences. Some of the segment's products are sensitive to periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. Due to their functional performance attributes, certain products, including selected hydrocarbon resins, are less sensitive to the general olefins cycle. See "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business." In addition to leveraging integrated manufacturing facilities and scale of production, the segment is well positioned to capitalize on meeting evolving market needs and supporting adoption of Eastman products in new or existing customer formulations.

The A&P segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to enable customers' growth in their end markets. In 2013, the A&P segment had sales revenue of $1.3 billion, 14 percent of Eastman's total sales. Eastman is the world's largest non-phthalate plasticizer manufacturer and ranks as the second largest global adhesives resin manufacturer. Major competitors in this segment include large, multinational companies. The segment competes primarily based on the breadth of its product portfolio, performance, and price.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Adhesives Resins
PiccotacTM RegaliteTM EastotacTM EastoflexTM	hydrocarbon resins and rosin resins mainly for hot-melt and pressure sensitive adhesives	Exxon Mobil Corporation Kolon Industries, Inc.	C9 resin oil piperylene gum rosin	Consumables (resins used in hygiene and packaging adhesives) Building & Construction (resins for construction adhesives and interior flooring)
Plasticizers
Eastman 168TM EastmanTM DOP BenzoflexTM Eastman TXIBTM	primary non-phthalate and phthalate plasticizers and a range of niche non-phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Emerald Performance Materials	propane propylene paraxylene	Building & Construction (non-phthalate plasticizers used in interior surfaces) Consumables (food packaging, packaging adhesives, and glove applications) Health & Wellness (medical devices)

	Percentage of Total Segment Sales
Product Lines	2013	2012	2011
Adhesives Resins	52%	55%	56%
Plasticizers	48%	45%	44%

•	Growth

A key element of the A&P segment's strategy for growth is to leverage leading positions and market insights in high-growth hygiene, consumables, durables, and non-phthalate plasticizer applications. Eastman management believes that the ability to leverage the A&P segment's strong technical capabilities across multiple markets makes the segment uniquely positioned to meet evolving market needs and support adoption of Eastman products in new or additional customer formulations.

The A&P segment focuses on developing and accessing markets with high-growth potential for the Company's products. Key growth markets for the A&P segment are consumables such as hygiene and packaging, and flexible plastic products used in sensitive applications. For flexible plastic products used in sensitive applications, the segment's strategy is to develop and provide sustainable alternatives to ortho-phthalate plasticizers traditionally used in toys, child care articles, medical packaging and devices, and food contact items. For hygiene and packaging applications, the segment's strategy is to enhance customer options for hot-melt packaging adhesives and to enable customers to meet changing and growing needs in hygiene products.

In addition, the segment is well positioned to capitalize on expected market growth in China and other parts of Asia with a 50,000 metric ton hydrogenated hydrocarbons resin plant in Nanjing, China as part of an announced joint venture with Sinopec Yangzi Petrochemical Company Limited ("YPC"), which will support expected demand growth for its products in hygiene and packaging applications. Management expects this plant to be operational in late 2015.

Also, in October 2013, the Company announced it is expanding its Eastman 168™ non-phthalate plasticizers manufacturing capacity at its Texas City, Texas site. The expansion is expected to be operational mid-2014.

ADVANCED MATERIALS SEGMENT

•	Overview

In the AM segment, the Company produces and markets specialty copolyesters, cellulose esters, interlayers, and aftermarket window film products that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness products. In 2013, the AM Segment had sales revenue of $2.3 billion, 25 percent of Eastman's total sales.

Eastman has strong technical and market development capabilities that enable the segment to modify its polymers, films, and plastics to control and customize their final properties for new application development to deliver more functionality. Examples include addressing customer needs to go beyond impact strength and shatter resistance, and providing a balance of clarity and chemical resistance with Tritan™ copolyester across a diverse set of markets and applications in the specialty plastics product line and sound reduction and heat control in the interlayers product line. Additionally, these capabilities allow the Company to maintain what management believes is its leading solar control technology position in the window film market through the use of high performance sputter coatings which enhance solar heat rejection while maintaining superior optical properties.

The segment principally competes on long-term customer relationships and differentiated technology. Management believes the AM segment's competitive advantages include long-term customer relationships, differentiated technology, industry-leading technical service, vertical integration, leading market positions, and scale in manufacturing.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Specialty Plastics
Eastar™ copolyesters Eastman Tritan™ copolyester Eastman Embrace™ copolyester Eastman Spectar™ copolyester Eastman Aspira™ family of resins Eastman VisualizeTM Material	specialty copolyesters and cellulose esters	Bayer AG Styron LLC Evonik Industries AG Saudi Basic Industries Corporation Mitsubishi Chemical Corporation S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd	paraxylene ethylene glycol cellulose
Consumables (Specialty copolyesters used in consumer packaging, personal care and cosmetics packaging, in-store fixtures and displays)
Durable Goods (consumer housewares and appliances)
Health & Wellness (medical)
Electronic films (displays)

Interlayers
Saflex®	laminated safety glass and specialty intermediate polyvinyl butyral ("PVB") resin	Sekisui Chemical Co., Ltd. E.I. du Pont de Nemours and Company Kuraray Co., Ltd	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol	Transportation (automotive safety glass) Building & Construction (PVB for architectural interlayers)
Performance Films
Llumar® V-kool® Gila® Flexvue®	window film products for aftermarket applied films	3M Company Saint-Gobain S.A. Commonwealth Laminating & Coating, Inc. Garware Chemicals Limited	polyethylene terephthalate film	Transportation (automotive after-market window film) Building & Construction (residential and commercial window films)

	Percentage of Total Segment Sales
Product Lines	2013	2012 Pro Forma Combined	2012	2011
Specialty Plastics	53%	52%	69%	100%
Interlayers	34%	34%	23%	—%
Performance Films	13%	14%	8%	—%

•	Growth

Management believes that the segment has significant opportunities to leverage technology platforms into new products and applications, accelerate its growth, and further leverage its manufacturing capacity. Additionally, the segment is working to expand its portfolio of higher margin products in attractive end markets. Through Eastman's advantaged asset position and applications development innovation, management believes that the AM segment is well positioned for future growth. An example of Eastman’s influencing the consumer purchasing decision with product design is clear handleware solutions for large containers. The interlayers product line leverages its global presence to deliver industry leading innovations to automotive and architectural end markets by collaborating with global and large regional customers. In the automotive end market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for growth, particularly in emerging markets such as Asia and Latin America. The segment’s product portfolio is aligned with underlying trends toward energy efficiency in both automotive and architectural markets. Additionally, increased demand for products free of Bisphenol A has created new opportunities for various applications of copolyesters.

In 2013, the Company began the expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility. This expansion is expected to be operational in the second half of 2014.

The Company is also progressing on enhancements and innovations to improve its cost position in its PVB resin technology supporting growth in the transportation and building and construction markets in the Asia Pacific region. In the first half of 2014, management plans to complete evaluation of the timing of a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural (undyed) and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers, including the Company's new joint venture acetate tow manufacturing facility in Hefei, China. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years. In 2013, the Fibers segment had sales revenue of $1.4 billion, 16 percent of Eastman's total sales. The Fibers segment has been and is expected to be a strong and stable source of cash flow and earnings.

Eastman's Fibers segment customers are located in all regions of the world, yet are relatively concentrated in terms of total overall number of customers. The largest 13 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers. These top 13 customers accounted for about 80 percent of the segment's total sales revenue in 2013, although the segment is not dependent on any single customer.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis. The segment maintains a strong position in acetate tow exports to China.

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

Contributing to the profitability in the Fibers segment is the limited number of competitors, high industry capacity utilization, and significant barriers to entry. These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

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

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Acetate Tow
Estron™	cellulose acetate tow	Celanese Corporation Solvay S.A. Daicel Corporation Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)
Acetate Yarn
Estron™ Chromspun™ Cosilva™	natural (undyed) acetate yarn solution dyed acetate yarn	Industrias del Acetato de Celulosa S.A. UAB Korelita Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Consumables (apparel, home furnishings, and industrial fabrics) Health & Wellness (medical tape)
Acetyl Chemical Products
Estrobond™	cellulose diacetate flake acetic acid acetic anhydride triacetin	Jiangsu Ruijia Chemistry Co., Ltd. Polynt SPA Daicel Corporation Celanese Corporation Solvay S.A.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)

	Percentage of Total Segment Sales
Product Lines	2013	2012	2011
Acetate Tow	83%	86%	82%
Acetate Yarn and Acetyl Chemical Products	17%	14%	18%

•	Growth

In the Fibers segment, Eastman continues to leverage its strong customer relationships and industry knowledge to identify growth options. These growth options have been enabled primarily by its acetate flake capacity at the Kingsport, Tennessee site. Eastman's total global acetate tow capacity is approximately 210,000 metric tons. In third quarter 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation in which the Company has 45 percent ownership. The Company supplies 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport. The Company expects to begin to recognize earnings through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings, in the joint venture beginning in 2014. The Company continues to evaluate other growth opportunities, particularly in the Asia Pacific region.

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

SPECIALTY FLUIDS & INTERMEDIATES SEGMENT

•	Overview

The SFI segment leverages large scale and vertical integration from the acetyl and olefins streams and proprietary manufacturing technology for specialty fluids to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing; building and construction; health and wellness; and agriculture, as well as used internally by other segments of the Company. The SFI segment has leading market positions in many of its core products, and management believes it is well-positioned in key markets for most of its major products including specialty fluids, acetyl chemical intermediates products and olefin derivatives due to its competitive cost position, scale, technology, and reliability of supply compared to competitors. In 2013, the SFI segment had sales revenue of $2.5 billion, 27 percent of the Company's total sales.

Historically, the intermediates product line's competitive cost position has been primarily due to use of and access to lower cost raw materials such as coal, which is used in the production of acetyl stream products, and olefin feedstocks, which are used in the production of olefin derivative products. Some of the product line’s products are affected by the olefins cycle. See "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business." This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. While management continues to take steps to reduce the impact of the trough of the olefins cycle, future SFI segment results are expected to continue to fluctuate from period to period due both to general economic conditions and olefins supply and demand. Due to timing of customer project completions, the specialty fluids product line revenues fluctuate and are, from time to time, concentrated in certain quarters. The specialty fluids product line differentiates itself with superior products backed by customer service. For example, the Therminol® brand offers the widest range of synthetic fluids for indirect heating and cooling to allow customers to optimize their operational efficiency.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Specialty Fluids
Therminol® Skydrol®	heat transfer and aviation fluids	The Dow Chemical Company Exxon Mobil Corporation	benzene phosphorous	Industrial Chemicals & Processing (heat transfer fluids for chemical processes) Commercial aviation
Chemical Intermediates
oxo alcohols & derivatives acetic acid and derivatives acetic anhydride	chemical intermediates	BASF SE The Dow Chemical Company Oxea BP plc Celanese Corporation Lonza	propane ethane propylene coal acetic acid natural gas	Industrial Chemicals & Processing Building & Construction (paint/coating applications, construction chemicals, building materials) Pharmaceuticals and agriculture Health & Wellness
Other Intermediates
ethylene acetic acid oxo alcohols polymer Intermediates	olefin, chemical intermediates, and polymer intermediates	LyondellBasell Industries Celanese Corporation BP plc BASF SE Flint Hill Resources	propane ethane propylene coal natural gas paraxylene metaxylene	Building & Construction (paint/coating applications, construction chemicals, building materials) Industrial Chemicals & Processing Packaging

	Percentage of Total Segment Sales
Product Lines	2013	2012 Pro Forma Combined	2012	2011
Specialty Fluids	13%	13%	7%	—%
Chemical Intermediates	48%	48%	51%	54%
Other Intermediates	39%	39%	42%	46%

•	Growth

A key focus for the segment is to continue to develop and access markets with high-growth potential for the Company's specialty fluids products. A major goal is to expand volumes in high-growth markets for Therminol® heat transfer fluids through market development efforts. In addition, the segment is working closely with key suppliers and customers on commercialization of Skydrol® PE-5, a state of the art fluid designed to meet the demanding requirements of next generation aircraft.

To maintain and enhance its status as a low cost producer, the SFI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings in the chemical intermediates and other intermediates product lines. Through the SFI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows the SFI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman's SFI segment uses its proprietary oxo-technology in the world's largest single-site, oxo butyraldehyde manufacturing facility to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies, as well as purchased propylene. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the chemical intermediates and other intermediates product lines to remain cost competitive with, and for some products cost-advantaged over, competitors.

The Company debottlenecked its largest olefins cracking unit in Longview, Texas in first quarter 2013, primarily to produce more ethylene to improve Eastman's olefin cost position. Additionally, the Company began a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 to support expected demand in the industrial chemicals and processing market. During second quarter 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company expects to continue to benefit from a propylene market contract improving its cost position for purchased propylene beginning in 2013.

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity. The Company intends to retain its cost-advantaged integrated position to propylene which supports derivatives throughout the Company.

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol, including the announcement in fourth quarter 2013 of the development, in conjunction with a third party, of advanced proprietary technology for the production of ethylene glycol from synthesis gas-based feedstocks.

In January 2014, the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business, which had 2013 annual revenues of approximately $100 million. When added to the segment's Skydrol® aviation fluids, the acquired product portfolio is expected to enable Eastman to better meet the global aviation industry's needs. The acquisition is expected to be completed in the second quarter of 2014.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain R&D costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional investment is committed to those projects. The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and environmentally-friendly chemistry. An example of such an initiative is Eastman™ microfiber technology which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, and with opportunities for future growth in nonwoven and textile applications. CerfisTM technology for the building and construction market was previously included in Corporate Initiatives and is now managed within the AM segment in order to support current and future commercial applications. In fourth quarter 2013, management decided not to continue its Perennial WoodTM growth initiative.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 55 percent of its sales generated from outside the United States and Canada region in 2013. As the Company focuses on growth in emerging markets, the percentage of sales from outside the United States and Canada is expected to increase. With the acquisition of Solutia, the Company has expanded its international manufacturing presence, and the Company is also able to transport products globally to meet demand. While all regions continue to be affected by the uncertainty in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's segments and products in each region.

In 2013, the regional revenue by segments was as follows:

	United States and Canada	Asia Pacific	Europe, Middle East, and Africa	Latin America
Additives & Functional Products	17%	19%	18%	30%
Adhesives & Plasticizers	17%	5%	19%	18%
Advanced Materials	20%	26%	35%	25%
Fibers	7%	31%	16%	9%
Specialty Fluids & Intermediates	39%	19%	12%	18%

TOTAL	100%	100%	100%	100%

In addition, segment revenue by region for 2013 was as follows:

	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates	Combined
United States and Canada	42%	56%	37%	20%	67%	46%
Asia Pacific	29%	9%	29%	56%	19%	28%
Europe, Middle East, and Africa	20%	28%	29%	21%	10%	21%
Latin America	9%	7%	5%	3%	4%	5%

TOTAL	100%	100%	100%	100%	100%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 75 percent located in the United States. Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products. The SFI segment accounted for approximately 40 percent of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride, although revenues in the region can be volatile due to the dependence of this segment's selling prices on key raw material and energy costs.

The Asia Pacific region includes a portfolio of specialty products that benefit from both the emerging middle class in the region and a focused shift in China from government infrastructure spending to a consumer driven economy. The Company is responding to this growth by strengthening its position through joint ventures and acquisitions. These include a joint venture with China National Tobacco Corporation for a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China completed during third quarter 2013, and from which the Company expects earnings through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings, in the joint venture beginning in 2014.  The Company also has an announced joint venture with YPC to build a hydrogenated hydrocarbon resin plant in Nanjing, China, expected to be operational in late 2015, which will be equally owned by the two companies, and is expected to produce 50,000 metric tons of the A&P segment's Regalite™ hydrocarbon resins upon completion. The Company is also evaluating capacity expansions at the Kuantan, Malaysia manufacturing facility for both Crystex® insoluble sulfur in the AFP segment and PVB resin in the AM segment. Approximately 30 percent of revenue in the region is from acetate tow products in the Fibers segment.

Company revenues in the Europe, Middle East, and Africa region have recently been affected by the ongoing economic weakness in Europe. However, regulatory requirements and consumer preferences in Europe have allowed sales of certain of the Company's products to increase more than general economic growth. Additionally, growth in the emerging economies of Eastern Europe for certain products, has been higher than global economic growth because of higher growth in GDP and per capita income. The AM segment accounted for approximately 35 percent of the region's revenue, with a high concentration of interlayers product line sales in this region.

The Company is focused on market trends in the Latin America region that include the growing use of adhesives for consumables and performance films for automotive end market applications.  Revenue in the region is subject to increased volatility due to product availability and the dependence of selling prices on key raw material and energy costs for the chemical intermediates product line in the SFI segment.  The AFP segment accounted for approximately 30 percent of the region's revenue.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 21, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Seasonality and Cyclicality

The Company's earnings are typically greater in second and third quarters, and cash flows from operations are highest in the second half of the year due to seasonal demand based on general economic activity in key markets the Company serves as described in "Business Segments". Results in the A&P and the AM segments are typically weaker in fourth quarter due to seasonal downturns in key markets.

The intermediates product lines of the SFI segment and the solvents product lines of the AFP segment are impacted by the cyclicality of key end products and markets, while other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of business cycles and global economic conditions affect the length of each cycle.

Despite sensitivity to global economic conditions, many of the products of each segment are expected to continue to provide an overall stable foundation for earnings.

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in 30 other countries selling into approximately 120 countries around the world. Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value. Market, customer, application, and technical expertise are critical capabilities. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

The Company's products are also marketed through indirect channels, which include distributors and contract representatives. Sales outside the United States tend to be made more frequently through distributors and contract representatives than sales in the United States. The combination of direct and indirect sales channels, including sales online through its Customer Center website, allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers directly from Eastman's manufacturing plants and from distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 70 percent, of its key raw materials and energy through different contract mechanisms, generally of two to five years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments to mitigate the impact of short-term market price fluctuations. Key raw materials include propane, paraxylene, cellulose, propylene, natural gas, coal, ethane, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, steam, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. The Company's raw material and energy costs as a percent of total cost of operations were approximately 60 percent, 55 percent, and 65 percent in 2013, 2012, and 2011, respectively.

Manufacturing Streams

Integral to Eastman's strategy for growth is leveraging its heritage of expertise and innovation in acetyl, olefins, and polyester chemistries in key markets, including building and construction, consumables, transportation, and tobacco. For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".

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

•
In the olefins stream, the Company begins primarily with propane and ethane, which are cracked into the "olefin" chemicals ethylene and propylene at its facility in Longview, Texas. "Cracking" is a chemical process in which liquefied petroleum gases are converted into the more reactive olefin molecules which can then be used in the manufacture of other chemicals. Eastman operates three cracking units in Longview, Texas, and debottlenecked its largest unit in first half 2013, primarily to produce additional ethylene to improve Eastman's olefin cost position. The Company also purchases additional propylene for use at its Longview facility and its facilities outside the United States and recently entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, which is expected to further improve the Company's competitive cost position compared to purchasing propylene in the North American market. Prior to completion of the plant, the Company will continue to benefit from a propylene market contract which improves its cost position for purchased propylene. Propylene is used in chemical intermediates, which are used to produce a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. The ethylene is used to produce chemicals that Eastman's customers ultimately convert for end uses in the food industry, health and beauty products, detergents, and automotive products. Petrochemical business cycles are influenced by periods of over- and under-capacity. Capacity additions to steam cracking units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins. Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles. The Company believes it is positioned to be less impacted by these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") for polyesters and copolyesters. PTA or DMT is then reacted with various glycols, which the Company either makes or purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce copolyesters. The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as a more reliable intermediate supply. In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters effectively compete with materials such as polycarbonate and acrylic.

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

Capital Expenditures

Capital expenditures were $483 million, $465 million, and $457 million in 2013, 2012, and 2011, respectively. Capital expenditures in 2013 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments. The Company expects that 2014 capital spending will be approximately $600 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales.

Employees

Eastman employs approximately 14,000 men and women worldwide. Approximately 10 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2013 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2013.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. The Company's intellectual property relates to a wide variety of products and processes and the portfolio of intellectual property was significantly expanded by the Solutia acquisition. As a producer of a broad range of advanced materials, additives and functional products, specialty chemicals, and fibers, Eastman owns over 700 active United States patents and more than 1,700 active foreign patents, expiring at various times over several years, and also owns over 4,800 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the SFI segment.  The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol in the SFI segment, including the announcement in fourth quarter 2013 of the development, in conjunction with a third party, of advanced proprietary technology for the production of ethylene glycol from synthesis gas-based feedstocks.

Research and Development

For 2013, 2012, and 2011, Eastman's R&D expenses totaled $193 million, $198 million, and $159 million, respectively.

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

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available. In some cases, applicable environmental regulations such as those adopted under the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company. Likewise, when finalized, potential legislation related to greenhouse gas emissions, energy policy, and associated implementing regulations could impact the timing and amount of environmental costs incurred by the Company. The Company has reduced its greenhouse gas emissions and energy consumption on a unit basis over the last five years.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures. In these cases, the liability is monitored until such time that sufficient information exists. With respect to a contaminated site, the amount accrued reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs. The Company's cash expenditures related to environmental protection and improvement were $285 million, $262 million, and $219 million, in 2013, 2012, and 2011, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $53 million and $34 million in expenditures for engineering and construction in 2013 and 2012, respectively. Expenditures in 2012 also included costs and expenditures in the second half of the year for sites acquired in the acquisition of Solutia.

Costs of certain remediation projects included in the environmental reserve assumed in the acquisition of Solutia are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $56 million had been paid for costs at the Shared Sites as of December 31, 2013. As of December 31, 2013, an additional $215 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Management anticipates that capital expenditures associated with boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next four to five years compared to recent historical levels. However, the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas over that period which the Company believes is more cost-efficient. Management does not believe that these expenditures will have a material effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies"; 13, "Environmental Matters"; and 23, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2014 and 2013, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year. These orders are primarily short-term and all orders are expected to be filled in the following year. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

James P. Rogers, age 62, is Executive Chairman of the Board of Directors.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer. He went on to hold positions of increasing responsibility, including Chief Operations Officer of Eastman Division; Executive Vice President of the Company and President of Eastman Division; and President of Eastman and Chemicals & Fibers Business Group Head. In 2008, Mr. Rogers became a Director of the Company, in 2009 became Chief Executive Officer, and in 2011 became Chairman of the Board. Prior to joining Eastman, Mr. Rogers served as Executive Vice President and Chief Financial Officer of GAF Materials Corporation, Executive Vice President, Finance, of International Specialty Products, Inc., Treasurer of Amphenol Corporation, a Vice President in the Corporate Finance group of Morgan Guaranty Trust, and as a naval aviator in the United States Navy. Mr. Rogers was appointed to his current position effective January 2014, when Mark J. Costa succeeded him as Chief Executive Officer.

Mark J. Costa, age 47, is Chief Executive Officer and a Director of Eastman Chemical Company.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing; was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer in May 2009; and became President and a Director of the Company in May 2013.  Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group ("Monitor").  He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries.  Mr. Costa was appointed to his current position effective January 2014.

Curtis E. Espeland, age 49, is Executive Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Director of Internal Auditing; Director of Finance, Asia Pacific; Director of Corporate Planning and Forecasting; Vice President and Controller; Vice President, Finance, Eastman Division; Vice President, Finance, Polymers; and Senior Vice President and Chief Financial Officer from 2008 until December 2013.  He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position effective January 2014.

Ronald C. Lindsay, age 55, is Chief Operating Officer.  Mr. Lindsay joined Eastman in 1980 and has held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates; in 2005 became Vice President, Performance Chemicals and Intermediates; in 2006 was appointed Senior Vice President and Chief Technology Officer; in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership; in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates; and in January 2011 was appointed Executive Vice President, Performance Chemicals and Intermediates, Fibers, Engineering and Construction, and Manufacturing Support.  In July 2012 he was appointed Executive Vice President, A&P, Fibers, SFI, Engineering and Construction, and Manufacturing Support. He was appointed to his current position effective January 2014.

Brad A. Lich, age 46, is Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In 2008, Mr. Lich was appointed Vice President and General Manager of the Coatings, Adhesives, Specialty Polymers, and Inks segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. Mr. Lich was appointed to his current position effective January 2014.

Michael H.K. Chung, age 60, is Senior Vice President and Chief International Ventures Officer.  Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses.  He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region.  Mr. Chung was appointed to his current position effective January 2011.

Godefroy A.F.E. Motte, age 55, is Senior Vice President, Integrated Supply Chain and Chief Regional and Sustainability Officer.  Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales, supply chain, and manufacturing and in both the Company's chemicals and polymers businesses.  He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006.  In January 2011, Mr. Motte was appointed Senior Vice President, Chief Regional and Sustainability Officer and was appointed to his current position effective July 2012.

Mark K. Cox, age 48, is Senior Vice President and Chief Manufacturing and Engineering Officer.  Mr. Cox joined Eastman in 1986 and has served in a variety of management positions, including leadership roles within the Business Management, Manufacturing, and Technology areas. Additionally, he has held responsibility for Eastman’s Corporate Six Sigma program. In August 2008, Mr. Cox was appointed Vice President, Chemicals and Fibers Technology.  Beginning in May 2009, Mr. Cox served as Vice President, Chemicals, Fibers, and Performance Polymers Technology. He was appointed Vice President, Worldwide Engineering and Construction in August 2010 and to his current position effective January 2014.

David A. Golden, age 48, is Senior Vice President, Chief Legal Officer, and Corporate Secretary. Mr. Golden has responsibility for Eastman's Legal, Corporate HSES, and Global Public Affairs and Policy organizations. He also has overall responsibility for Eastman's Ethics & Corporate Compliance program. Immediately prior to this position, he was Vice President, Associate General Counsel, and Corporate Secretary with overall responsibility for Eastman’s Legal Department.  Mr. Golden joined Eastman in 1995 as an attorney and has held positions of increasing responsibility, including serving as the Company’s Director of Internal Audit from October 2005 to October 2007 and Vice President and Assistant General Counsel responsible for the Company’s Commercial and International Law groups from 2007 to 2010. Mr. Golden assumed his current role in January 2013. Prior to joining Eastman, he worked as an attorney in the Atlanta office of the law firm of Hunton & Williams.

Perry Stuckey, III, age 54, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011, as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience spans more than 25 years, including a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology organizations, including Hill-Rom Company, Rockwell Automation, and Monsanto Company. Mr. Stuckey was appointed to his current position in January 2013.

Stephen G. Crawford, age 49, is Senior Vice President and Chief Technology Officer, including responsibility for corporate innovation. Mr. Crawford joined Eastman in 1987. Since then, he has held several leadership positions of increasing responsibility in the manufacturing and technology organizations, including Vice President, Specialty Polymers and Coatings Technology. In February 2013, Mr. Crawford was appointed Vice President, Functional Products Technology.  In that position he had responsibility for Coatings, Adhesives and Plasticizers, Fibers and Rubber Additives Technology development. Mr. Crawford was appointed to his current position effective January 2014.

Scott V. King, age 45, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, Mr. King has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2.	PROPERTIES

At December 31, 2013, Eastman Chemical Company ("Eastman" or the "Company") owned or operated 45 manufacturing sites in 16 countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the Company's manufacturing facilities are:

Segment using manufacturing facility
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

USA
Alvin, Texas(1)					x
Anniston, Alabama					x
Axton, Virginia			x
Canoga Park, California(2)			x
Cartersville, Georgia(1)	x
Chestertown, Maryland		x
Chicago, Illinois(2)			x
Columbia, South Carolina(1)(3)			x
Franklin, Virginia(1)		x
Indianapolis, Indiana	x
Jefferson, Pennsylvania	x	x
Kingsport, Tennessee	x	x	x	x	x
Lemoyne, Alabama(1)	x
Longview, Texas	x	x	x		x
Martinsville, Virginia			x
Monongahela, Pennsylvania	x
Sauget, Illinois	x
Springfield, Massachusetts			x
Sun Prairie, Wisconsin			x
Texas City, Texas		x			x
Trenton, Michigan			x
Europe
Antwerp, Belgium(1)	x		x
Ghent, Belgium			x
Workington, England				x
Kohtla-Järve, Estonia		x			x
Sete, France	x
Dresden, Germany			x
Nienburg, Germany	x
Middelburg, the Netherlands		x
Newport, Wales			x		x

(1)	Indicates a location where Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

(2)	Indicates a location that Eastman leases from a third party and Eastman operates the site.

(3)
Although nearly all of the manufacturing facility was included in the first quarter 2011 divestiture of the Company's polyethylene terephthalate ("PET") business and related assets, a portion has been retained subsequent to the sale.

Segment using manufacturing facility
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Suzhou, China(1)(2)(3)			x		x
Wuhan, China(4)		x
Zibo, China(5)	x	x
Kashima, Japan	x
Ulsan, Korea				x
Kuantan, Malaysia(1)	x		x
Jurong Island, Singapore(1)	x	x			x
Hsinchu, Taiwan(1)			x
Latin America
Itupeva, Brazil(6)	x
Mauá, Brazil		x
Santo Toribio, Mexico			x
Uruapan, Mexico		x

(1)	Indicates a location that Eastman leases from a third party and Eastman operates the site.

(2)	Indicates a location where Eastman has more than one manufacturing facility.

(3)	Eastman holds a 60 percent share in the joint venture Solutia Therminol Co., Ltd., Suzhou in the Specialty Fluids & Intermediates segment.

(4)	Eastman holds a 51 percent share in the joint venture Genovique Specialties Wuhan Youji Chemical Co., Ltd.

(5)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

(6)	Indicates a location where Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

Eastman has 50 percent or less ownership in joint ventures with manufacturing facilities which the Company operates as follows:

Segment using manufacturing facility
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Hefei, China				x
Nanjing, China		x
Shenzhen, China			x

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 160 stand-alone distribution facilities in the United States and 26 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Miami, Florida; Capelle aan den IJssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Palo Alto, California; Canoga Park, California; Springfield, Massachusetts; Akron, Ohio; Martinsville, Virginia; Kirkby, England; Middelburg, the Netherlands; Shanghai, China; and Singapore.  In addition to Eastman's regional customer service centers located in Kingsport, Tennessee; St. Louis, Missouri; Miami, Florida (Latin America); Capelle aan den IJssel, the Netherlands; Zaventem, Belgium; Koeln, Germany; Shanghai, China; and Singapore, the Company also has customer service offices located in 10 other countries around the world.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation ("Pharmacia") (f/k/a Monsanto), which occurred on September 1, 1997.  Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012 upon the Company's acquisition of Solutia, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims.  To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder.  In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

Environmental Protection Agency Enforcement Action

On January 30, 2014, the Company received a Notice of Enforcement ("NOE") from the Texas Commission on Environmental Quality ("TCEQ") alleging the Company and Flint Hills Resources, Inc. ("FHR") are jointly and severally liable for violating certain state air quality regulations and certain provisions in TCEQ-issued air quality-related permits.  FHR owns assets at the Company's Longview, Texas, site that are operated by the Company.  The Company intends to vigorously defend against these allegations and believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows. This disclosure is made pursuant to SEC Regulations, which require disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2013 and 2012.

		High	Low	Cash Dividends Declared
2013	First Quarter	$75.18	$67.27	$0.30
	Second Quarter	74.62	63.48	0.30
	Third Quarter	82.91	69.75	0.30
	Fourth Quarter	82.96	72.62	0.35
2012	First Quarter	$55.14	$39.16	$0.26
	Second Quarter	55.53	41.54	0.26
	Third Quarter	59.56	46.18	0.26
	Fourth Quarter	68.22	52.93	0.30

As of December 31, 2013, there were 152,467,174 shares of the Company's common stock issued and outstanding, which shares were held by 21,131 stockholders of record.  These shares include 50,798 shares held by the Company's charitable foundation.  The Company's Board of Directors has declared a cash dividend of $0.35 per share during the first quarter of 2014, payable on April 1, 2014 to stockholders of record on March 14, 2014.  Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay a quarterly cash dividend, its dividend practice may change at any time.

In July 2012, as part of the Company's acquisition of Solutia Inc., the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expired on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report") .

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1 - 31, 2013	385,888	$77.74	385,888	$255
November 1 - 30, 2013	573,642	$78.19	573,642	$210
December 1 - 31, 2013	674,238	$74.55	674,238	$160
Total	1,633,768	$76.58	1,633,768

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in August 2013, acquiring a total of 6,141,999 shares. In May 2013, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. The May 2013 authorization was in addition to the remaining amount available under the February 2011 repurchase authorization. As of December 31, 2013, a total of 1,828,526 shares have been repurchased under this authorization for a total amount of $140 million. During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million. In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009
Sales	$9,350	$8,102	$7,178	$5,842	$4,396
Operating earnings	1,862	800	937	844	276
Earnings from continuing operations	1,172	443	607	418	116
Earnings (loss) from discontinued operations	—	—	9	9	(22)
Gain from disposal of discontinued operations	—	1	31	—	—
Net earnings	1,172	444	647	427	94
Less: Net earnings attributable to noncontrolling interest	7	7	1	2	5
Net earnings attributable to Eastman	$1,165	$437	$646	$425	$89
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$1,165	$436	$606	$416	$111
Earnings (loss) from discontinued operations, net of tax	—	1	40	9	(22)
Net earnings attributable to Eastman stockholders	$1,165	$437	$646	$425	$89
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$7.57	$2.99	$4.34	$2.88	$0.77
Earnings (loss) from discontinued operations	—	0.01	0.29	0.07	(0.16)
Net earnings	$7.57	$3.00	$4.63	$2.95	$0.61
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$7.44	$2.92	$4.24	$2.81	$0.76
Earnings (loss) from discontinued operations	—	0.01	0.28	0.07	(0.15)
Net earnings	$7.44	$2.93	$4.52	$2.88	$0.61
Statement of Financial Position Data
Current assets	$2,840	$2,699	$2,302	$2,047	$1,735
Net properties	4,290	4,181	3,107	3,219	3,110
Goodwill	2,637	2,644	406	375	315
Other intangibles	1,761	1,849	101	92	43
Total assets	11,845	11,710	6,184	5,986	5,515
Current liabilities	1,470	1,364	1,114	1,070	800
Long-term borrowings	4,254	4,779	1,445	1,598	1,604
Total liabilities	7,970	8,682	4,283	4,327	3,975
Total Eastman stockholders' equity	3,796	2,943	1,870	1,627	1,513
Dividends declared per share	1.250	1.080	0.990	0.895	0.880

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

In third quarter 2011, the Company completed three acquisitions.  Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers segment, including Eastman 168™ non-phthalate plasticizers, and acetic acid in the Specialty Fluids & Intermediates segment, and Eastman also acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil, which is reported in the Adhesives & Plasticizers segment.  In addition, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents, which is reported in the Additives & Functional Products segment.  The acquisitions were accounted for as business combinations. For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" and Note 16, "Asset Impairments and Restructuring Charges (Gains), Net" of this Annual Report.

In 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with accounting principles generally accepted ("GAAP") in the United States.  For additional information, see Note 20, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2013 Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described below are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low. However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant slow-down in the economy, the Company could increase its allowances. This could result in a material charge to earnings. The Company's allowance for doubtful accounts was $12 million and $8 million at December 31, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The review of these long-lived assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recorded for the excess of the carrying amount of the asset over the fair value.

Goodwill

The Company conducts testing of goodwill annually in third quarter of each year or when impairment indicators arise, whichever comes first. The testing of goodwill is performed at the reporting unit level which the Company has determined to be its components. Components are defined as one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, member, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. During 2013 testing, the Company did not evaluate the acquired Solutia components for aggregation, instead testing each component as a separate reporting unit. Management will continue to review further aggregation as those components become integrated with Eastman.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company's 2013 goodwill impairment testing included a long-term projection of revenues, expenses, and cash flows, the estimated discount rate, and the estimated tax rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

As a result of the tests performed during 2013, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the performance films (a part of the Advanced Materials operating segment) and rubber chemicals (a part of the Additives & Functional Products operating segment) reporting units acquired from Solutia. As anticipated, because of the recent acquisition of Solutia, the fair value of these two reporting units was not substantially in excess of the carrying value.

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

Indefinite-lived Intangible Assets

The Company conducts testing of indefinite-lived intangible assets annually in third quarter of each year or when impairment indicators arise, whichever comes first. The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than their respective carrying values.

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

As of July 1, 2013, the testing date, the Company had $568 million in indefinite-lived intangible assets. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during third quarter 2013.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $341 million to the maximum of $581 million at December 31, 2013. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at December 31, 2013.

In accordance with GAAP, the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets, as defined by GAAP, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future estimated costs are charged against earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset is up to 50 years.  If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged against earnings could increase or decrease.

In accordance with GAAP, the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company's reserve, including the above remediation, was $368 million at December 31, 2013 and $394 million at December 31, 2012, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

Pension and Other Postretirement Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman subsidizes life insurance, health care, and dental benefits for eligible retirees, and health care and dental benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension and other postretirement benefit plans.  Prior to the acquisition, the Solutia U.S. pension plans had been closed to new participants and were no longer accruing additional benefits.  In 2011, as part of its acquisition of Sterling Chemicals, Inc. ("Sterling"), the Company assumed Sterling's U.S. pension plans. For valuing the obligations and assets of the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 4.59 percent and 4.18 percent, respectively, and a weighted average expected return on plan assets of 7.83 percent and 5.78 percent, respectively, at December 31, 2013. The Company assumed a weighted average discount rate of 4.75 percent for its other postretirement benefit plans and an expected return on plan assets of 3.75 percent for its voluntary employees' beneficiary association retiree trust at December 31, 2013. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The December 31, 2013 projected benefit obligation and 2014 expense are affected by year-end 2013 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for all pension plans and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Assumption	Impact on 2014 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2013 Projected Benefit Obligation for Pension Plans		Impact on 2014 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2013 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	-$2 Million	+$57 Million	+$32 Million	-$1 Million	+$26 Million

25 basis point increase in discount rate	+$2 Million	-$55 Million	-$31 Million	+$1 Million	-$24 Million

25 basis point decrease in expected return on assets	+$7 Million	No Impact	No Impact	+$1 Million	No Impact

25 basis point increase in expected return on assets	-$7 Million	No Impact	No Impact	-$1 Million	No Impact

The expected return on assets and assumed discount rate used to calculate the Company's pension and other postretirement benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the trusts invest their funds, primarily in the following markets: U.S. and non-U.S. fixed income, U.S. and non-U.S. public equity, private equity, and real estate markets. Historically, over approximately a ten year period, the Company's average achieved actual return has been near the expected return on assets. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and other postretirement benefit obligations. As future health care benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

The Company uses fair value accounting for plan assets. If actual experience differs from long-term assumptions for asset returns and discount rates which were used in determining the current year expense, the difference is recognized immediately as part of the mark-to-market ("MTM") net gain or loss in the fourth quarter of each year, and any other quarter in which an interim remeasurement is triggered. The MTM net gain or loss applied to earnings from continuing operations in 2013, 2012, and 2011 due to the actual experience versus assumptions of returns on plan assets and discount rates for the defined benefit pension and other postretirement benefit plans were net gain of $383 million, net loss of $276 million, and net loss of $144 million, respectively. The 2013 net MTM gain included an $86 million gain triggered by an other postretirement benefit plan amendment. At December 31, 2013, the Company's weighted-average assumed discount rate was 4.55 percent, up significantly from the prior year, resulting in an actuarial gain of approximately $280 million. In addition, overall there were significant increases in pension asset values of approximately $105 million due to asset values appreciating in excess of the assumed weighted-average rate of return. The actual return of approximately $275 million or 11 percent less the expected return of approximately $170 million or 7.13 percent results in the approximately $105 million increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other postretirement benefit obligations caused by a change in the assumed discount rate during 2014 will impact the cash contributions to be made to the pension plans during 2014. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other postretirement benefit obligations, see Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2013, a valuation allowance of $204 million has been provided against the deferred tax assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as MTM losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Annual Report are:

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

•
MTM pension and other postretirement benefit plans gains and losses, net, which are actuarial gains and losses measured as the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period. These actuarial gains and losses were primarily due to changes in discount rates reflective of changes in global financial market conditions and interest rates on high-grade corporate bonds and changes in other postretirement benefit plan obligations resulting from a plan amendment, and did not directly arise from Eastman's core business and operations; and

•	Asset impairments and restructuring charges and gains, net, which, other than certain severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

(Dollars in millions)	2013	2012	2011
Non-core or non-recurring items impacting operating earnings:
Additional costs of acquired Solutia inventories	$—	$79	$—
Transaction costs related to the acquisition of Solutia	—	28	—
Integration costs related to the acquisition of Solutia	36	16	—
Mark-to-market pension and other postretirement benefit (gains) losses, net	(383)	276	144
Asset impairments and restructuring charges (gains), net	76	120	(8)
Non-core or non-recurring items impacting earnings before income taxes:
Financing costs related to the acquisition of Solutia	—	32	—

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Net interest expense,

•	Other charges (income), net,

•	Provision for income taxes,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

For more detail about MTM pension and other postretirement benefit plans gains and losses, net, including actual and expected return on plan assets and the components of the net gains or loss, see "CRITICAL ACCOUNTING ESTIMATES -- Pension and Other Postretirement Benefits" above and "Note 11, Retirement Plans - Summary of Changes and - Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In addition to the above, in order to provide the most meaningful comparison of results, some of the following corporate and segment discussion and analysis includes both actual results for all periods presented and results on a "pro forma combined" basis. The unaudited pro forma combined information is based on the historical consolidated financial statements of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated January 1, 2011, the beginning of the earliest period presented.  The accompanying pro forma combined financial information does not give pro forma effect to any other transactions or events. For 2012, pro forma combined results reflect actual results for third and fourth quarter 2012 plus pro forma combined results for the first six months 2012. Pro forma combined sales revenue, operating earnings, and discussion include pro forma combined for the first six months of 2012 and all of 2011.

The unaudited pro forma combined information is not necessarily indicative of the results of operations, or the financial position, that would have actually occurred had the acquisition been completed as of the dates indicated, nor is it indicative of the future operating results, or financial position, of Eastman. The unaudited pro forma combined information does not reflect future events that may have occurred or may still occur after the acquisition of Solutia, including the potential realization of any future operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Solutia and yet to be incurred, and does not consider potential impacts of current market conditions on revenues or expense efficiencies.

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

These non-GAAP and pro forma combined financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "2013 Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, and because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

2013 OVERVIEW

Eastman's portfolio of specialty businesses holds leading market positions and manufactures products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Management believes that despite ongoing economic uncertainty, certain of the Company's key end markets, including transportation and building and construction, benefited during 2013 from continued economic growth in Asia and modest economic growth in the United States. The Additives & Functional Products ("AFP") segment had higher sales volume in solvents product lines, attributed to strengthened coatings demand in the building and construction market. The Advanced Materials ("AM") segment had higher sales volume for Eastman TritanTM copolyester in the durable goods market and in interlayers product lines, attributed to strengthened demand in transportation markets. While the Adhesives & Plasticizers ("A&P") segment experienced weakened demand for adhesives resins used in the consumables market, particularly tapes, labels, and packaging, the segment continued to benefit from the substitution of phthalate plasticizers with non-phthalate plasticizers, particularly in the building and construction market. Management expects continued challenges in the A&P segment. Eastman management believes that the Company's global market and manufacturing presence, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased focus on health and wellness, will continue to support the Company's achievement of its growth objectives in the long term.

The Company generated sales revenue of $9.4 billion and $8.1 billion for 2013 and 2012, respectively.  Sales revenue in 2013 increased compared with 2012 primarily due to sales volume in first six months 2013 from the acquired Solutia product lines in the AM, AFP, and Specialty Fluids & Intermediates ("SFI") segments. Sales volume also increased as a result of higher sales volume in solvents product lines in the AFP segment and higher sales volume for Eastman TritanTM copolyester in the AM segment, partially offset by weakened demand for adhesives resins in the A&P segment.

On a pro forma combined basis, sales revenue was $9.4 billion and $9.1 billion in 2013 and 2012, respectively.  Sales revenue increased compared with 2012 primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the A&P segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $1.9 billion in 2013 compared to $800 million in 2012. Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings were $1.6 billion in 2013 and $1.3 billion in 2012. Operating earnings increased primarily due to earnings from acquired Solutia product lines, higher volumes and higher capacity utilization resulting in lower unit costs, and lower raw material and energy costs more than offsetting slightly lower selling prices. These increases were partially offset by higher SG&A expense. Operating earnings increased in all operating segments, with the exception of A&P which had both lower sales volume and selling prices. Operating earnings also benefited from decreased "Other" loss primarily due to lower operating costs for the Perennial WoodTM growth initiative which the Company has decided not to continue.

On a pro forma combined basis, operating earnings were $1.9 billion in 2013 compared to $940 million in 2012. In addition to the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", pro forma combined operating earnings in 2012 also included $5 million for restructuring charges related to Solutia's acquisition of Southwall Technologies Inc. ("Southwall"). Excluding these non-core or non-recurring items, operating earnings increased primarily due to higher sales volume and higher capacity utilization, and lower raw material and energy costs more than offsetting lower selling prices. Operating earnings increased particularly in the Fibers and AM segments, partially offset by lower operating earnings in the A&P segment. These increases were partially offset by higher SG&A. Pro forma combined operating earnings also increased due to lower operating costs for the Perennial WoodTM growth initiative.

Earnings from continuing operations were $1.2 billion in 2013 compared to $436 million in 2012.  Earnings from continuing operations per diluted share were $7.44 in 2013 compared to $2.92 in 2012.  Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", earnings from continuing operations in 2013 and 2012 were $1.0 billion and $802 million, respectively.  Excluding these items, earnings from continuing operations per diluted share for 2013 and 2012 were $6.44 and $5.38, respectively.

Eastman generated $1.3 billion in cash from operating activities in 2013, compared to $1.1 billion cash generated from operating activities during 2012. The increase was primarily due to increased cash earnings from the Company's businesses and the absence of one-time payments related to the July 2, 2012 acquisition of Solutia partially offset by an increase in working capital requirements, higher income tax payments, and higher interest payments. The Company reduced long-term borrowings by $525 million in 2013.

In 2013, the Company progressed on both inorganic (external growth through joint ventures and acquisitions) and organic (internal) growth initiatives, including:

•	substantially completing the integration of Solutia, which:

◦	broadened Eastman's global presence;

◦	established a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities, and an overlap of key end markets; and

◦	expanded Eastman's portfolio of sustainable products and products with leading market positions;

•	in the AFP segment, completing an expansion of ethylene oxide derivative capacity in Longview, Texas in second quarter 2013 to meet demand in the coatings markets;

•
in the AM segment, beginning the expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational in the second half of 2014 to meet demand for Eastman TritanTM copolyester;

•
in the Fibers segment, completing a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China during third quarter 2013 in a joint venture with China National Tobacco Corporation to meet customer growth; and

•	in the SFI segment:

◦	debottlenecking its largest olefins cracking unit in Longview, Texas in first quarter 2013, primarily to produce additional ethylene to improve Eastman's olefin cost position; and

◦
beginning a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 to support expected demand in the industrial chemicals and processing market.

In addition, in January 2014 the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business. The acquisition is expected to be completed in the second quarter of 2014, and the acquired business will become a part of the SFI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

SUMMARY OF CONSOLIDATED RESULTS

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	%	2012	2011	%
Sales	$9,350	$8,102	15%	$8,102	$7,178	13%
Volume effect			15%			14%
Price effect			—%			(1)%
Exchange rate effect			—			—

Pro Forma Combined Sales	$9,350	$9,120	3%	$9,120	$9,275	(2)%
Volume effect			3%			—%
Price effect			—%			(1)%
Exchange rate effect			—%			(1)%

2013 Compared to 2012

Sales revenue increased $1,248 million in 2013 compared to 2012. Sales revenue increased primarily due to volume in first six months 2013 from the acquired Solutia product lines in the AM, AFP, and SFI segments. Sales volume also increased as a result of higher sales volume in solvents product lines in the AFP segment and higher sales volume for Eastman TritanTM copolyester in the AM segment partially offset by weakened demand for adhesives resins in the A&P segment.

On a pro forma combined basis, sales revenue increased slightly in 2013 compared to 2012 primarily due to higher sales volume in all other operating segments more than offsetting lower sales volume in the A&P segment.

2012 Compared to 2011

Sales revenue increased $924 million in 2012 compared to 2011. Sales revenue increased primarily due to volume from acquired Solutia product lines in the AM, AFP, and SFI segments. Sales volume also increased in the A&P segment, particularly in the plasticizers product lines, and in the AFP segment for the solvents product lines. Sales volume for the specialty materials product lines decreased in the AM segment. Higher selling prices in the Fibers and AM segments were more than offset by lower selling prices in the SFI and AFP segments.

On a pro forma combined basis, sales revenue decreased slightly in 2012 compared to 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Gross Profit	$2,776	$1,762	58%	$1,762	$1,569	12%
Additional costs of acquired Solutia inventories	—	79		79	—
Mark-to-market pension and other postretirement benefit (gains) loss, net	(297)	208		208	119
Gross Profit excluding non-core or non-recurring items	$2,479	$2,049	21%	$2,049	$1,688	21%

2013 Compared to 2012

Gross profit increased $1.0 billion in 2013 compared with 2012 with increases in all segments except the A&P segment. Gross profit in 2013 included a $297 million MTM gain due to pension and other postretirement benefit adjustments. The $297 million MTM gain included a $68 million MTM gain triggered by an other postretirement benefit plan amendment. Gross profit in 2012 included a $208 million MTM loss due to pension and other postretirement benefit adjustments and $79 million of additional costs of acquired Solutia inventories. Excluding these non-core or non-recurring items, higher gross profit was primarily due to gross profit of the acquired Solutia businesses during first six months 2013 of $284 million and higher sales volume of $83 million in all segments except the A&P segment which had lower sales volume of $25 million. Gross profit also increased due to higher selling prices more than offsetting higher raw material and energy costs by $69 million in the Fibers segment and lower raw material and energy costs more than offsetting lower selling prices by $22 million in the AM segment partially offset by lower selling prices and higher raw material and energy costs of $49 million in the A&P segment. Gross profit also benefited from decreased "Other" loss primarily for lower operating costs for the Perennial WoodTM growth initiative.

2012 Compared to 2011

Gross profit increased $193 million in 2012 compared with 2011 with increases in all segments. Gross profit in 2012 included $208 million MTM loss due to pension and other postretirement benefit adjustments and $79 million of additional costs of acquired Solutia inventories. Gross profit in 2011 included a $119 million MTM loss due to pension and other postretirement benefit adjustments. The $119 million MTM loss included a $12 million MTM gain due to an interim remeasurement of the other postretirement benefit plan obligation under the current method of accounting for actuarial gains and losses for pension and other postretirement benefit plans, triggered by the exit of employees associated with the sale of the polyethylene terephthalate ("PET") business. Excluding these items, higher gross profit was primarily due to $234 million from acquired Solutia product lines in 2012 and lower raw material and energy costs partially offset by lower selling prices by $226 million. These increases were partially offset by $103 million of higher operating costs, particularly for increased maintenance for olefins cracking unit assets in the SFI segment, capacity expansions in the A&P and AM segments, and higher unit costs resulting from lower capacity utilization rates in the AM segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Selling, General & Administrative Expenses	$645	$644	—%	$644	$481	34%
Transaction costs related to the acquisition of Solutia	—	(28)		(28)	—
Integration costs related to the acquisition of Solutia	(36)	(16)		(16)	—
Mark-to-market pension and other postretirement benefit gains (loss), net	76	(58)		(58)	(21)
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$685	$542	26%	$542	$460	18%

2013 Compared to 2012

SG&A expenses in 2013 were higher compared to 2012. SG&A in 2013 included a $76 million MTM gain due to pension and other postretirement benefit adjustments. SG&A in 2012 included a $58 million MTM loss due to pension and other postretirement benefit adjustments. SG&A also increased due to SG&A costs of the acquired Solutia businesses during first six months 2013 of $101 million, and higher expense for employee compensation, primarily annual performance-based compensation, higher expense for share-based compensation, and higher costs of growth initiatives for existing businesses and the related supporting functions partially offset by Solutia acquisition cost reduction synergies.

Excluding non-core or non-recurring items, SG&A expenses in 2013 were higher compared to 2012 primarily due to SG&A expenses of the acquired Solutia businesses during first six months 2013 of $101 million, higher expense for employee compensation, primarily annual performance-based compensation, higher expense for share-based compensation, and higher costs of growth initiatives for existing businesses and the related supporting functions partially offset by Solutia acquisition cost reduction synergies.

2012 Compared to 2011

SG&A expenses in 2012 were higher compared to 2011 primarily due to SG&A costs of the acquired Solutia businesses of $80 million in the second half of 2012 and higher costs of growth and business development initiatives, including transaction and integration costs related to the acquisition of Solutia.

Excluding non-core or non-recurring items, SG&A expenses in 2012 were higher compared to 2011 primarily due to SG&A expenses of the acquired Solutia businesses during last six months 2012 of $80 million and higher costs of growth and business development initiatives.

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Research & Development Expenses	$193	$198	(3)%	$198	$159	25%
Mark-to-market pension and other postretirement benefit gains (loss), net	10	(10)		(10)	(4)
Research & Development Expenses excluding non-core or non-recurring items	$203	$188	8%	$188	$155	21%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 Compared to 2012

R&D expenses were slightly higher for 2013 compared to 2012. R&D in 2013 included a $10 million MTM gain due to pension and other postretirement benefit adjustments. R&D in 2012 included a $10 million MTM loss due to pension and other postretirement benefit adjustments. R&D also increased due to R&D costs of the acquired Solutia businesses of $26 million during first six months 2013.

2012 Compared to 2011

R&D expenses were higher for 2012 compared to 2011 primarily due to R&D costs of the acquired Solutia businesses of $20 million in the second half of 2012 and higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges (Gains), Net

2013

In 2013, there were $76 million of net asset impairments and restructuring charges, including $23 million of restructuring charges primarily for severance associated with the continued integration of Solutia.

During fourth quarter 2013, management decided not to continue its Perennial WoodTM growth initiative. This resulted in asset impairment charges of $16 million and restructuring charges of $14 million primarily for inventory and contract termination costs. Also during fourth quarter 2013, management decided to terminate efforts to develop a continuous resin process in Kuantan, Malaysia and Antwerp, Belgium.  This resulted in asset impairment charges of $4 million.

During 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $6 million including charges for severance.

During 2013, management also approved a voluntary separation plan for certain employees, resulting in recognition of severance charges of $6 million.

In addition, during 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recognized asset impairments and restructuring charges. Analysis of total Brazil site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

2012

In 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

In fourth quarter 2012, the Company terminated an operating agreement at the acquired Solutia facility in Sao Jose dos Campos, Brazil.  This resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract termination costs for severance and other required costs under the operating agreement and impairment of the long-lived assets at the site.

In fourth quarter 2012, management approved the closure of a production facility in China. Based on business analyses completed in fourth quarter 2012, management concluded that production of the related product lines would be more efficiently performed at the Kingsport, Tennessee facility. This resulted in asset impairment and restructuring charges of $6 million.

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

During fourth quarter 2012, management decided to cease production of certain products in its Perennial WoodTM growth initiative.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on these product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, there was no impairment.

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

For more information regarding asset impairments and restructuring charges and gains, primarily related to recent strategic decisions and actions, see Note 16, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Operating earnings	$1,862	$800	133%	$800	$937	(15)%
Additional costs of acquired Solutia inventories	—	79		79	—
Transaction and integration costs related to the acquisition of Solutia	36	44		44	—
Mark-to-market pension and other postretirement benefit (gains) loss, net	(383)	276		276	144
Asset impairments and restructuring charges (gains), net	76	120		120	(8)
Operating earnings excluding non-core or non-recurring items	$1,591	$1,319	21%	$1,319	$1,073	23%

Pro Forma Combined Operating Earnings

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Operating earnings	$1,862	$940	98%	$940	$1,254	(25)%
Additional costs of acquired Solutia inventories (1)	—	79		79	—
Transaction and integration costs related to the acquisition of Solutia	36	69		69	—
Mark-to-market pension and other postretirement benefit (gains) loss, net	(383)	276		276	209
Asset impairments and restructuring charges (gains), net (1)(2)(3)	76	125		125	11
Other operating expense (income)(4)(5)	—	—		—	(46)
Operating earnings excluding non-core or non-recurring items	$1,591	$1,489	7%	$1,489	$1,428	4%

(1)	2012 included acquisition related expenses of $5 million for the Solutia Southwall acquisition.

(2)	2011 included severance, pension settlement, and other charges of $14 million related to the relocation of Solutia's European regional headquarters.

(3)	2011 included Solutia's severance of $3 million and share-based compensation costs for executive officer separation of $2 million.

(4)	2011 included a gain of $29 million for the sale of Solutia's remaining ownership interest in Ascend Performance Materials Holdings Inc.

(5)	2011 included a gain of $17 million for Solutia's certain other rubber chemicals divestitures.

On a pro forma combined basis, operating earnings increased in 2013 compared to 2012. Excluding non-core or non-recurring items, operating earnings increased primarily due to higher sales volume and higher capacity utilization of approximately $96 million and lower raw material and energy costs more than offsetting lower selling prices by approximately $16 million. Pro forma combined operating earnings also increased due to lower costs for "Other", including lower operating costs of the Perennial WoodTM growth initiative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Gross interest costs	$190	$152		$152	$92
Less: Capitalized interest	4	4		4	9
Interest expense	186	148	26%	148	83	78%
Interest income	6	5		5	7
Net interest expense	180	143		143	76
Financing costs related to the acquisition of Solutia	—	(9)		(9)	—
Net interest expense excluding financing costs related to the acquisition of Solutia	$180	$134	34%	$134	$76	76%

2013 Compared to 2012

Net interest expense increased $37 million in 2013 compared to 2012. The increase was primarily due to a full year of interest on borrowings incurred to finance the acquisition of Solutia. The financing costs in 2012 reflected pre-acquisition interest expense for acquisition borrowing.

For 2014, the Company expects net interest expense to decrease primarily due to repayment in 2013 of the five-year term loan agreement (the "Term Loan") used to finance part of the Solutia acquisition.

2012 Compared to 2011

Net interest expense increased $67 million in 2012 compared to 2011 primarily due to increased borrowing to finance the acquisition of Solutia, including $9 million of financing costs due to pre-acquisition interest expense for acquisition borrowing.

Other Charges (Income), Net

(Dollars in millions)	2013	2012	2011
Foreign exchange transaction (gains) losses, net	$7	$(4)	$(2)
Financing costs related to the acquisition of Solutia	—	23	—
Investment (gains) losses, net	(5)	(9)	(16)
Other, net	1	(2)	(2)
Other charges (income), net	3	8	(20)
Financing costs related to the acquisition of Solutia	—	(23)	—
Other charges (income), net excluding financing costs related to the acquisition of Solutia	$3	$(15)	$(20)

Included in other charges (income), net are gains or losses on foreign exchange transactions, gains and losses from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees for securitized receivables, acquisition financing costs, and other miscellaneous items.  Financing costs in "Other Charges (Income), Net" in 2012 were primarily fees for Solutia acquisition borrowings. Investment gains in 2011 included sales of business venture investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes from Continuing Operations

	2013 Compared to 2012			2012 Compared to 2011
(Dollars in millions)	2013	2012	Change	2012	2011	Change
Provision for income taxes from continuing operations	$507	$206	146%	$206	$274	(25)%
Effective tax rate	30%	32%		32%	31%

The 2013 effective tax rate reflects the positive impacts of integrating the Eastman and Solutia tax structures, a $14 million benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return, a $14 million benefit for finalization of foreign tax audits, and the enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily from an R&D tax credit.

The 2012 effective tax rate reflected a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

The 2011 effective tax rate reflected an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

Other factors impacting the effective tax rate for financial reporting purposes include changes in enacted statutory tax rates, changes in the composition of taxable income from the countries in which Eastman has operations, ability to use net operating loss and tax credit carryforwards, and changes in unrecognized tax benefits. The Company expects its effective tax rate in 2014 will be approximately 29 percent, reflecting the positive impact of integrating the Eastman and Solutia tax structures.

Earnings from Continuing Operations and Diluted Earnings per Share

	2013		2012		2011
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$1,165	$7.44	$436	$2.92	$606	$4.24
Additional costs of acquired Solutia inventories, net of tax	—	—	56	0.37	—	—
Solutia transaction and integration costs, net of tax	23	0.15	52	0.35	—	—
Asset impairments and restructuring charges (gains), net of tax	53	0.34	80	0.54	(5)	(0.03)
Mark-to-market pension and other postretirement benefit (gains) losses, net of tax	(233)	(1.49)	178	1.20	88	0.60
Earnings from continuing operations excluding non-core or non-recurring items	$1,008	$6.44	$802	$5.38	$689	$4.81

Net Earnings and Diluted Earnings per Share

	2013		2012		2011
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$1,165	$7.44	$436	$2.92	$606	$4.24
Earnings from discontinued operations, net of tax	—	—	—	—	9	0.07
Gain from disposal of discontinued operations, net of tax	—	—	1	0.01	31	0.21
Net earnings	$1,165	$7.44	$437	$2.93	$646	$4.52

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings of $9 million, net of tax in 2011 were from discontinued operations of the PET business of the Performance Polymers segment.  Corporate costs which were allocated to the former PET business were reallocated to other of the Company's operating segments in the Company's financial statements.  For additional information, see Note 20, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

Eastman has five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional information concerning the products, see Note 21, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Additives & Functional Products Segment

	2013 Compared to 2012				2012 Compared to 2011
			Change				Change
(Dollars in millions)	2013	2012	$	%	2012	2011	$	%

Sales	$1,719	$1,332	$387	29%	$1,332	$1,067	$265	25%
Volume effect			393	29%			312	29%
Price effect			(5)	—%			(43)	(4)%
Exchange rate effect			(1)	—%			(4)	—%

Operating earnings	405	285	120	42%	285	215	70	33%
Additional costs of acquired Solutia inventories	—	21	(21)		21	—	21
Asset impairments and restructuring charges (gains), net	1	17	(16)		17	—	17
Operating earnings excluding non-core or non-recurring items	406	323	83	26%	323	215	108	50%

Pro forma combined sales	$1,719	$1,613	$106	7%	$1,613	$1,677	$(64)	(4)%
Volume effect			122	8%			3	—%
Price effect			(13)	(1)%			(52)	(3)%
Exchange rate effect			(3)	—%			(15)	(1)%

Pro forma combined operating earnings	405	357	48	13%	357	382	(25)	(7)%
Additional costs of acquired Solutia inventories	—	21	(21)		21	—	21
Pro forma combined asset impairments and restructuring charges (gains), net	1	17	(16)		17	(17)	34
Pro forma combined operating earnings excluding non-core or non-recurring items	406	395	11	3%	395	365	30	8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to $276 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012.  Sales revenue also increased due to higher sales volume of solvents product lines attributed to strengthened coatings demand in the building and construction market supported by capacity additions at the Longview, Texas facility. Sales volume for Crystex® insoluble sulfur, particularly in Asia Pacific, and cellulosic polymers also increased attributed to increased demand in the transportation market.  Sales revenue in 2013 for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the A&P segment.  These products had sales revenue of $49 million in 2012.

Pro forma combined sales revenue in 2013 increased compared to 2012 primarily due to higher sales volume of solvents product lines, Crystex® insoluble sulfur, and cellulosic polymers. Sales revenue in 2013 for the polymers product lines included sales revenue of certain products sold primarily into the tires market which were previously reported in the A&P segment.  These products had sales revenue of $49 million in 2012.

Operating earnings in 2013 increased compared to 2012 primarily due to $52 million of operating earnings in first six months 2013 from the acquired Solutia product lines.  In addition, operating earnings increased due to higher sales volume.  Operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories. Operating earnings in 2012 also included $17 million of asset impairments and restructuring charges including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs, and $6 million for the closure of a production facility in China.

Pro forma combined operating earnings in 2013 increased slightly compared to 2012.  Operating earnings increased due to higher sales volume of $38 million.  This increase was partially offset by $12 million due to lower selling prices and higher raw material and energy costs for antidegradants rubber additives product lines attributed to competitive conditions in a relatively weak tire market, and $5 million of higher costs of growth initiatives for existing businesses. Operating earnings were also negatively impacted by $8 million for lower capacity utilization of the rubber additives manufacturing facilities in 2013 compared to higher capacity utilization to build inventory in 2012. Operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories. Operating earnings in 2012 also included $17 million of asset impairments and restructuring charges including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs; and $6 million for the closure of a production facility in China.

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

Operating earnings increased in 2012 compared to 2011 primarily due to lower raw material and energy costs more than offsetting lower selling prices by $53 million; $33 million related to operating earnings of the acquired Solutia rubber materials product lines, including $21 million of additional costs of acquired Solutia inventories in 2012; and higher sales volume primarily in coatings industry sales of $19 million. Operating earnings in 2012 included asset impairments and restructuring charges of $17 million including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs, $6 million for the closure of a production facility in China, and $2 million due to a change in approach to address recently finalized boiler air emissions regulations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pro forma combined operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories and the $17 million of asset impairments and restructuring charges described above. Pro forma combined operating earnings in 2011 included other operating income of $17 million for a gain from Solutia's divestiture of certain rubber chemicals operations. Excluding these items, operating earnings increased $30 million in 2012 compared to 2011 primarily due to lower raw material and energy costs more than offsetting slightly lower selling prices by $36 million, particularly in the solvents product lines.

Growth Initiatives

In second quarter 2013, the Company completed an expansion of ethylene oxide derivative capacity in Longview, Texas.  In addition, the Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the tires industry.  In the first half of 2014, management plans to complete evaluation of the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	2013 Compared to 2012				2012 Compared to 2011
			Change				Change
(Dollars in millions)	2013	2012	$	%	2012	2011	$	%

Sales	$1,326	$1,432	$(106)	(7)%	$1,432	$1,381	$51	4%
Volume effect			(69)	(5)%			71	5%
Price effect			(30)	(2)%			(5)	—%
Exchange rate effect			(7)	—%			(15)	(1)%

Operating earnings	172	260	(88)	(34)%	260	250	10	4%
Asset impairments and restructuring charges (gains), net	1	3	(2)		3	—	3
Operating earnings excluding non-core or non-recurring items	173	263	(90)	(34)%	263	250	13	5%

2013 Compared to 2012

Sales revenue in 2013 decreased compared to 2012 primarily due to lower selling prices for both adhesives resins and plasticizers product lines and lower sales volume of adhesives resins product lines. Lower adhesives resins selling prices were primarily in response to increased competitive pressure due to greater industry supply attributed to increased availability of key raw materials and additional competitor capacity. Lower selling prices for plasticizers were primarily in response to competitive pressures resulting from continued weakened demand in Asia Pacific and Europe. Lower sales volume of adhesives resins product lines was primarily attributed to weakened demand in certain end markets including tapes, labels, and packaging, and customer inventory destocking occurring mainly in the first half of 2013. The decreased sales volume in adhesives resins was partially offset by continued substitution of phthalate plasticizers with non-phthalate plasticizers. Sales revenue in 2012 included $49 million of revenue from sales of certain products sold primarily into the tires market which are in 2013 reported in the AFP segment to combine the tires growth platforms of Solutia and Eastman.

Operating earnings in 2013 decreased compared to 2012 primarily due to $49 million of lower selling prices and higher raw material and energy costs and $24 million of lower sales volume of adhesives resins.

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

Growth Initiatives

In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The acquisition of Sterling allowed an idled plasticizer unit to be retrofitted to produce non-phthalate plasticizers in two phases, serving growing global demand for these products. The first phase was operational in second quarter 2012. In October 2013, the Company announced the second phase, a capacity expansion of its Eastman 168™ non-phthalate plasticizers at its manufacturing facility in Texas City, Texas. The expansion is expected to be operational mid-2014.

In third quarter 2012, the Company announced a joint venture to build a hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational in late 2015. The facility is expected to produce 50,000 metric tons of the A&P segment's Regalite™ hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting expected demand growth for its products in hygiene and packaging applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	2013 Compared to 2012				2012 Compared to 2011
			Change				Change
(Dollars in millions)	2013	2012	$	%	2012	2011	$	%

Sales	$2,349	$1,694	$655	39%	$1,694	$1,195	$499	42%
Volume effect			665	39%			482	40%
Price effect			(8)	—%			22	2%
Exchange rate effect			(2)	—%			(5)	—%

Operating earnings	257	84	173	206%	84	125	(41)	(33)%
Additional costs of acquired Solutia inventories	—	41	(41)		41	—	41
Asset impairments and restructuring charges (gains), net	3	29	(26)		29	—	29
Operating earnings excluding non-core or non-recurring items	260	154	106	69%	154	125	29	23%

Pro forma combined sales	$2,349	$2,254	$95	4%	$2,254	$2,313	$(59)	(3)%
Volume effect			113	5%			(51)	(2)%
Price effect			(14)	(1)%			26	1%
Exchange rate effect			(4)	—%			(34)	(2)%

Pro forma combined operating earnings	257	135	122	90%	135	251	(116)	(46)%
Additional costs of acquired Solutia inventories	—	41	(41)		41	—	41
Pro forma combined asset impairments and restructuring charges (gains), net	3	34	(31)		34	—	34
Pro forma combined operating earnings excluding non-core or non-recurring items	260	210	50	24%	210	251	(41)	(16)%

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to $588 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Sales revenue also increased due to higher sales volume of Eastman TritanTM copolyester.

Pro forma combined sales revenue in 2013 increased compared to 2012 primarily due to higher sales volume for Eastman Tritan™ copolyester and interlayers products with acoustic properties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating earnings in 2013 increased compared to 2012. Operating earnings in 2012 included asset impairments and restructuring charges of $29 million including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs. Operating earnings in 2012 also included $41 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items, operating earnings increased primarily due to operating earnings of $63 million in first six months 2013 from the acquired Solutia product lines. Operating earnings also increased primarily due to higher sales volume and increased sales of higher margin products, including Eastman TritanTM copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs, attributed to increased demand for specialty plastics products, especially for Eastman TritanTM copolyester.

Pro forma combined operating earnings in 2013 increased compared to 2012. Asset impairments and restructuring charges of $29 million in 2012 including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs and $5 million related to Solutia's Southwall acquisition. Operating earnings in 2012 also included $41 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items, operating earnings increased primarily due to $67 million for higher sales volume and increased sales of higher margin products, including Eastman TritanTM copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs, attributed to increased demand for specialty plastics products, especially for Eastman TritanTM copolyester. This increase was partially offset by $7 million higher costs of growth initiatives for existing product lines and the related supporting functions.

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

Operating earnings decreased in 2012 compared to 2011. Operating earnings in 2012 included asset impairments and restructuring charges of $29 million including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in San Jose Dos Campos, Brazil and related manufacturing facility closure costs and $4 million due to a change in approach to address recently finalized boiler air emissions regulations. Operating earnings of $2 million from the acquired Solutia interlayers and performance films product lines included $41 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items, operating earnings increased primarily due to $43 million from the acquired product lines and lower raw materials and energy costs of $16 million, partially offset by lower capacity utilization rates resulting in costs of $22 million attributed to weakened end market demand and efforts to reduce inventory for specialty materials, and additional costs related to capacity expansions of $9 million.

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

Growth Initiatives

In 2013, the Company began the expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility. This expansion is expected to be operational in the second half of 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets in the Asia Pacific region. In the first half of 2014, management plans to complete evaluation of the timing of a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

Fibers Segment

	2013 Compared to 2012				2012 Compared to 2011
			Change				Change
(Dollars in millions)	2013	2012	$	%	2012	2011	$	%

Sales	$1,441	$1,315	$126	10%	$1,315	$1,279	$36	3%
Volume effect			49	4%			(21)	(2)%
Price effect			78	6%			61	5%
Exchange rate effect			(1)	—%			(4)	—%

Operating earnings	462	385	77	20%	385	365	20	5%
Asset impairments and restructuring charges (gains), net	—	3	(3)		3	—	3
Operating earnings excluding non-core or non-recurring items	462	388	74	19%	388	365	23	6%

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 due to higher selling prices and higher sales volume.  Higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.  Higher sales volume was primarily due to acetate flake sales to the new China acetate tow joint venture in 2013 and higher acetate yarn sales volume.

Operating earnings in 2013 increased compared to 2012 primarily due to higher selling prices more than offsetting higher raw material and energy costs.

2012 Compared to 2011

Sales revenue increased in 2012 compared to 2011 primarily due to higher selling prices partially offset by lower sales volume. The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp. The lower sales volume was due to lower sales volume of acetate yarn attributed to weakened demand in the apparel market.

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

Growth Initiatives

In third quarter 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation in which the Company has 45 percent ownership. The Company supplies 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.  The Company expects to begin to recognize earnings through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings, in the joint venture in 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	2013 Compared to 2012				2012 Compared to 2011
			Change				Change
(Dollars in millions)	2013	2012	$	%	2012	2011	$	%

Sales	$2,497	$2,318	$179	8%	$2,318	$2,256	$62	3%
Volume effect			197	9%			166	7%
Price effect			(16)	(1)%			(96)	(4)%
Exchange rate effect			(2)	—%			(8)	—%

Operating earnings	363	288	75	26%	288	204	84	41%
Additional costs of acquired Solutia inventories	—	17	(17)		17	—	17
Asset impairments and restructuring charges (gains), net	1	9	(8)		9	7	2
Operating earnings excluding non-core or non-recurring items	364	314	50	16%	314	211	103	49%

Pro forma combined sales	$2,497	$2,473	$24	1%	$2,473	$2,548	$(75)	(3)%
Volume effect			39	2%			9	—%
Price effect			(14)	(1)%			(72)	(3)%
Exchange rate effect			(1)	—%			(12)	—%

Pro forma combined operating earnings	363	333	30	9%	333	271	62	23%
Additional costs of acquired Solutia inventories	—	17	(17)		17	—	17
Pro forma combined asset impairments and restructuring charges (gains), net	1	9	(8)		9	7	2
Pro forma combined operating earnings excluding non-core or non-recurring items	364	359	5	1%	359	278	81	29%

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to higher sales volume.  Higher sales volume included $174 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Excluding these sales volumes from Solutia product lines, sales volume primarily increased due to increased olefin-based intermediates products sales particularly in the Asia Pacific region.
Pro forma combined sales revenue in 2013 was relatively unchanged compared to 2012. Sales revenue increased slightly as higher sales volume of olefin-based intermediates products sold primarily into Asia Pacific and higher selling prices for specialty fluids products more than offset lower selling prices for olefin-based intermediates products and lower volume of specialty fluids products due to timing of customer project completions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating earnings in 2013 increased compared to 2012. Operating earnings included $39 million of operating earnings from the acquired Solutia product lines in first six months 2013 and higher sales volume of $17 million. Operating earnings in 2013 also included lower selling prices more than offsetting lower raw material and energy costs, particularly for propane, by $11 million. Operating earnings in 2012 included $17 million of additional costs of acquired Solutia inventories.

Pro forma combined operating earnings in 2013 increased compared to 2012. Operating earnings in 2012 included $17 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items in both periods, pro forma combined operating earnings increased slightly in 2013 compared to 2012. The increase was primarily due to higher sales volume of olefin-based intermediates products of $20 million. This increase was partially offset by lower selling prices more than offsetting lower raw material and energy costs, particularly for propane, by $9 million and lower specialty fluids volume of $8 million due to timing of customer project completions.

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

Growth Initiatives

The Company debottlenecked its largest olefins cracking unit in Longview, Texas in first quarter 2013, primarily to produce more ethylene to improve Eastman's olefin cost position. Additionally, the Company began a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 to support expected demand in the industrial chemicals and processing market. During second quarter 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company expects to continue to benefit from a propylene market contract improving its cost position for purchased propylene beginning in 2013.

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity. The Company intends to retain its cost-advantaged integrated position to propylene.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol, including the announcement in fourth quarter 2013 of the development, in conjunction with a third party, of advanced proprietary technology for the production of ethylene glycol from synthesis gas-based feedstocks.

In January 2014, the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business, which had 2013 annual revenues of approximately $100 million. When added to the segment's Skydrol® aviation fluids, the acquired product portfolio is expected to enable Eastman to better meet the global aviation industry's needs. The acquisition is expected to be completed in the second quarter of 2014.

Other

(Dollars in millions)	2013	2012	2011

Sales	$18	$11	$—

Operating loss
Growth initiatives and businesses not allocated to segments	$(132)	$(132)	$(49)
Pension and other postretirement benefit income (expense) and gain (loss) not allocated to operating segments	394	(294)	(173)
Transaction, integration, and restructuring costs related to the acquisition of Solutia	(59)	(76)	—
Operating loss before exclusions	203	(502)	(222)
Transaction and integration costs related to the acquisition of Solutia	36	44	—
Mark-to-market pension and other postretirement benefit plans (gain) loss	(383)	276	144
Asset impairments and restructuring charges, net	70	59	(15)
Operating loss excluding non-core or non-recurring items	$(74)	$(123)	$(93)

Pro forma combined sales		$33	$77

Pro forma combined operating loss
Growth initiatives and businesses not allocated to segments		$(135)	$(29)
Pension and other postretirement benefit plans income (expense) and gain (loss) not allocated to operating segments		(294)	(236)
Transaction, integration, and restructuring costs related to the acquisition of Solutia		(101)	—
Pro forma combined operating loss before exclusions		(530)	(265)
Transaction and integration costs related to the acquisition of Solutia		69	—
Mark-to-market pension and other postretirement benefits (gain) loss		276	209
Pro forma combined asset impairments and restructuring charges, net		59	4
Other operating (income)		—	(29)
Pro forma combined operating loss excluding non-core or non-recurring items		$(126)	$(81)

Sales revenue and R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable, including sales revenue of $18 million and $9 million in 2013 and 2012, respectively, for the Photovoltaics product line acquired from Solutia.  For more information, see Note 21, "Segment Information", to the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Included in 2013 "other" segment operating loss were integration costs of $36 million, and restructuring charges primarily for severance of $23 million related to the acquisition and integration of Solutia. Included in 2012 "other" segment operating loss were transaction costs of $28 million, integration costs of $16 million, and restructuring charges primarily for severance of $32 million related to the acquisition and integration of Solutia.

During 2013, there were $44 million of asset impairments and restructuring charges primarily for management's decision not to continue the Perennial WoodTM growth initiative, the shut-down of the Photovoltaics product line primarily in Germany, and $23 million of restructuring charges primarily for severance for the continued integration of Solutia.

Operating results in 2012 included $59 million for asset impairments and restructuring charges, including the severance related to Solutia. During fourth quarter 2012, management decided to cease production of certain products in its Perennial WoodTM growth initiative.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on these certain product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, there was no impairment. The Company recognized asset impairments related to land retained from the previously discontinued industrial gasification project, reducing the carrying value of the Beaumont land by $6 million. During 2012, the Company also ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

Operating results in 2011 included a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Excluding this gain, the increased losses were primarily due to expenses for the market launch of Perennial WoodTM.

Pension expense not allocated to operating segments was $394 million, $294 million, and $173 million in 2013, 2012, and 2011 respectively, and included $383 million of an MTM gain in 2013 and $276 million and $144 million of MTM losses in 2012 and 2011, respectively.

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  One of these initiatives is EastmanTM microfiber technology.

SUMMARY BY CUSTOMER LOCATION – 2013 COMPARED WITH 2012

Sales Revenue

	Sales Revenue			Pro Forma Combined Sales Revenue
(Dollars in millions)	2013	2012	Change	2013	2012	Change
United States and Canada	$4,290	$3,995	7%	$4,290	$4,264	1%
Asia Pacific	2,584	2,088	24%	2,584	2,396	8%
Europe, Middle East, and Africa	1,975	1,605	23%	1,975	1,968	—%
Latin America	501	414	21%	501	492	2%
	$9,350	$8,102	15%	$9,350	$9,120	3%

Sales revenue in United States and Canada increased in 2013 compared to 2012 primarily due to $307 million of sales volume in first six months 2013 from the acquired Solutia businesses and increased sales revenue in the AFP and Fibers segments partially offset by decreased sales revenue in the A&P segment. Pro forma combined sales revenue in the region increased primarily due to increased pro forma combined sales revenue in the SFI and AFP segments and higher sales revenue in the Fibers segment more than offsetting decreased sales revenue in the A&P segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific increased in 2013 compared to 2012 primarily due to $314 million of sales volume in first six months 2013 from the acquired Solutia businesses and higher sales revenue in all segments except the A&P segment. Pro forma combined sales revenue in the region increased primarily due to increased sales revenue in the Fibers segment and increased pro forma combined sales revenue in the AM and SFI segments. Eastman serves the Asia Pacific region with a portfolio of specialty products that benefit from both the emerging middle class and a focused shift in China to a consumer driven economy with significantly less exposure to government infrastructure spending fluctuations.

Sales revenue in Europe, Middle East, and Africa increased in 2013 compared to 2012 primarily due to $350 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region remained unchanged primarily due to increased pro forma combined sales revenue in the AFP and AM segments offset by decreased pro forma combined sales revenue in the SFI segment and "Other" sales revenue and lower sales volume in the A&P and Fibers segments.

Sales revenue in Latin America increased in 2013 compared to 2012 primarily due to $78 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region increased slightly due to increased pro forma combined sales revenue in the AM segment partially offset by decreased pro forma combined sales revenue in the A&P and AFP segments.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 10, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk" of this Annual Report.

SUMMARY BY CUSTOMER LOCATION – 2012 COMPARED WITH 2011

Sales Revenue

	Sales Revenue			Pro Forma Combined Sales Revenue
(Dollars in millions)	2012	2011	Change	2012	2011	Change
United States and Canada	$3,995	$3,824	4%	$4,264	$4,364	(2)%
Asia Pacific	2,088	1,681	24%	2,396	2,315	3%
Europe, Middle East, and Africa	1,605	1,352	19%	1,968	2,119	(7)%
Latin America	414	321	29%	492	477	3%
	$8,102	$7,178	13%	$9,120	$9,275	(2)%

Sales revenue in United States and Canada increased in 2012 compared to 2011 primarily due to $260 million of higher sales volume from the acquired Solutia businesses. Excluding the volume from acquired Solutia businesses, reduced sales were due to lower sales volume in the AM and Fibers segments more than offsetting higher sales volume in the remainder of the segments. Lower selling prices were particularly in the SFI and AFP segments. Pro forma combined sales revenue in the region decreased due to lower pro forma combined sales revenue in the AM, SFI, and AFP segments partially offset by higher pro forma combined sales revenue in the A&P segment.

Sales revenue in Asia Pacific increased in 2012 compared to 2011 primarily due to $318 million of higher sales volume from the acquired Solutia businesses and higher sales volume in all segments. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments except the SFI segment.

Sales revenue in Europe, Middle East, and Africa increased in 2012 compared to 2011 primarily due to $317 million of higher sales volume from the acquired Solutia businesses partially offset by lower sales volume due to the economic uncertainty and an unfavorable shift in the euro to U.S. dollar exchange rate. Pro forma combined sales revenue in the region decreased due to decreased pro forma combined sales revenue in all segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Latin America increased in 2012 compared to 2011 primarily due to $74 million of higher sales volume from the acquired Solutia businesses and higher sales volume in the A&P segment particularly due to increase in sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex do Brasil S.A. Indústrias Químicas. Pro forma combined sales revenue in the region increased due to higher pro forma combined sales revenue in the A&P segment partially offset by lower pro forma combined sales revenue in the SFI segment.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$1,297	$1,128	$625
Investing activities	(457)	(2,962)	(142)
Financing activities	(859)	1,504	(423)
Effect of exchange rate changes on cash and cash equivalents	7	2	1
Net change in cash and cash equivalents	$(12)	$(328)	$61
Cash and cash equivalents at beginning of period	249	577	516
Cash and cash equivalents at end of period	$237	$249	$577

Cash provided by operating activities increased $169 million in 2013 compared with 2012.  The increase was primarily due to increased 2013 cash earnings from the Company's businesses and approximately $100 million of one-time payments in 2012 related to the acquisition of Solutia, partially offset by working capital requirements, higher income tax payments, and higher interest payments. The increase in working capital requirements was primarily due to trade receivables which increased $38 million in 2013 due to an increase in sales revenue during 2013 as compared with a $48 million decrease in 2012. Bond interest payments were $75 million higher in 2013 than 2012 due to a full year of interest payments on borrowings for the acquisition of Solutia.

Cash provided by operating activities increased $503 million in 2012 compared with 2011.  The increase was primarily due to a decrease in working capital requirements, particularly inventories which remained relatively unchanged during 2012 as compared with an increase in inventories during 2011 primarily due to higher raw material and energy costs.  The Company also benefited from increased cash earnings from the Company's business segments primarily due to the acquisition of Solutia and lower income tax payments in 2012 primarily due to the $110 million payment for the tax gain on the sale of the PET business completed first quarter 2011.  Cash provided by operating activities in 2012 included approximately $100 million of one-time payments related to the acquisition of Solutia.

Cash used in investing activities decreased $2.5 billion in 2013 compared with 2012. The decrease was primarily due to the $2.6 billion cash portion of the purchase price for the acquisition of Solutia in 2012. Cash used for additions to properties and equipment was $483 million in 2013 and $465 million in 2012, respectively.

Cash used in investing activities increased $2.8 billion in 2012 compared with 2011.  The increase was primarily due to the $2.6 billion cash portion of the purchase price for the acquisition of Solutia in 2012 and $615 million cash received from the sale of the PET business in 2011. Partially offsetting the increase in cash used in investing activities was $200 million in proceeds from the redemption of short-term time deposits in 2012 which were used to partially fund the cash portion of the Solutia acquisition.  Cash used for additions to properties and equipment was $465 million and $457 million in 2012 and 2011, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities was $859 million in 2013 and cash provided by financing activities was $1.5 billion in 2012.  During 2013, the Company received $425 million in proceeds from commercial paper borrowings. The Company repaid the remaining $950 million of borrowings under the Term Loan. Proceeds from stock warrant exercises of $16 million and cash used for stock repurchases of $238 million were included in 2013. Proceeds from the issuance of debt for the Solutia acquisition were included in 2012. Proceeds from the issuance of Solutia acquisition debt are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps. The payment of dividends, which was $140 million in 2013 and $192 million in 2012, is also reflected in financing activities in all periods. The payment of the fourth quarter 2012 dividend of $45 million in December 2012 rather than January 2013 resulted in a decrease in total dividend payments in 2013.

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

In 2014, the Company expects capital expenditures of approximately $600 million and U. S. defined benefit pension plan funding of $120 million.  The priorities for uses of available cash in 2014 are expected to be funding growth initiatives and returning cash to stockholders by dividend payments and stock repurchases.

Liquidity and Capital Resources

The Company had cash and cash equivalents and short-term time deposits as follows:

(Dollars in millions)	December 31,
	2013	2012	2011
Cash and cash equivalents	$237	$249	$577
Short-term time deposits	—	—	200
Total cash and cash equivalents and short-term time deposits	$237	$249	$777

In addition, at December 31, 2013, the Company had access to the sources of liquidity described below.

In October 2013, the Company entered into a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018. The Credit Facility amends and extends, and has terms substantially similar to, the $750 million revolving credit agreement entered into in December 2011 (the "Prior Credit Facility").  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At December 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At December 31, 2013, the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2013 and December 31, 2012 the Company had no outstanding borrowings under the A/R Facility. During second quarter 2013, $150 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2013. The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012, and $100 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Statements of Cash Flows.

On July 2, 2012, the Company borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. As of December 31, 2013, the Company had repaid its $1.2 billion Term Loan using $425 million of commercial paper borrowings and $775 million in cash. At December 31, 2012, the Term Loan balance outstanding was $950 million.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Other than the $425 million reduction in the amount available under the Credit Facility as of December 31, 2013 as a result of commercial paper borrowing, substantially all of the amounts under the Credit Facility and A/R Facility were available for borrowings as of December 31, 2013 and December 31, 2012. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

For more information regarding interest rates, see Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In 2013, the Company made $120 million in contributions to its U.S. defined benefit pension plans, of which approximately $70 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2012 and 2011, the Company made $124 million and $102 million, respectively, in contributions to its U.S. defined benefit pension plans.  Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.  The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions. The Company expects U.S. defined benefit pension plan funding of approximately $120 million in 2014.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for fourth quarter 2013 compared to third quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material adverse impact on financial results is remote.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $483 million, $465 million, and $457 million for 2013, 2012, and 2011, respectively.  Capital expenditures in 2011 were primarily for organic growth initiatives, particularly in the AM, A&P and SFI segments. Capital expenditures in 2012 were primarily for organic growth initiatives, particularly in the SFI and AM segments.  The expenditures in 2013 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments.  The Company expects that 2014 capital spending will be approximately $600 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales.

Other Commitments

At December 31, 2013, the Company's obligations under notes and debentures and credit facilities totaled approximately $4.3 billion to be paid over a period of approximately 30 years.  See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company had various purchase obligations at December 31, 2013, totaling $2.5 billion over a period of approximately 30 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $210 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2013, totaling approximately $1.9 billion related primarily to pension, retiree medical, other postretirement benefit obligations, and environmental reserves.

The obligations described above, and long-term debt repayment obligations, are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total
2014	$—	$—	$162	$410	$44	$344	$960
2015	250	—	162	404	38	81	935
2016	—	—	154	269	35	96	554
2017	998	—	142	218	24	85	1,467
2018	171	425	130	211	15	85	1,037
2019 and beyond	2,410	—	1,012	971	54	1,229	5,676
Total	$3,829	$425	$1,762	$2,483	$210	$1,920	$10,629

(a)
Amounts represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental obligations and uncertain tax liabilities in the periods indicated.  The amount and timing of such pension and other postretirement benefit payments is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors.  Such factors can significantly impact the amount and timing of any future contributions by the Company. See Note 13, "Environmental Matters" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for expected cash payments related to environmental obligations. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities, these amounts are included in the "2019 and beyond" line item.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet and Other Financing Arrangements

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at December 31, 2013 totaled $117 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of approximately $49 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

The Company did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.  Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

Treasury Stock

In August 2010, the Company's Board of Directors authorized $300 million for the repurchase of the Company's outstanding common stock.  The Company completed purchases under the $300 million authorization in June 2011, acquiring a total of 7,110,524 shares.

In February 2011, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed purchases under this $300 million repurchase authorization in August 2013, acquiring a total of 6,141,999 shares.

In May 2013, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2013, a total of 1,828,526 shares of common stock have been repurchased under this authorization for a total amount of $140 million.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.

During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million. The Company did not repurchase any shares of common stock during 2012.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.30 per share in first, second, and third quarters and $0.35 per share in fourth quarter 2013 for a total of $1.25 per share in 2013.  The Company's Board of Directors declared quarterly cash dividends of $0.26 per share in first, second, and third quarters and $0.30 per share in fourth quarter 2012 for a total of $1.08 per share in 2012.  The Board of Directors declared quarterly cash dividends of $0.235 per share in first and second quarters and $0.26 per share in third and fourth quarters 2011 for a total of $0.99 per share in 2011.  The Board of Directors has declared a cash dividend of $0.35 per share during the first quarter of 2014, payable on April 1, 2014 to stockholders of record on March 14, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies as described in Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.  The Company's total reserve for environmental contingencies was $368 million and $394 million at December 31, 2013 and December 31, 2012, respectively.  At December 31, 2013 and December 31, 2012, this reserve included $9 million and $8 million respectively related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $341 million to the maximum of $581 million at December 31, 2013. The maximum estimated future costs are considered to be only reasonably possible and include the amounts accrued at December 31, 2013.

Reserves for environmental remediation that management believes to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other charges (income), net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2012	$365
Changes in estimates recorded to earnings and other	7
Cash reductions	(31)
Balance at December 31, 2013	$341

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $56 million had been paid for costs at the Shared Sites as of December 31, 2013. As of December 31, 2013, an additional $215 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future costs are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for environmental asset retirement obligation costs was $27 million and $29 million at December 31, 2013 and December 31, 2012, respectively.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2013	2012
Environmental contingent liabilities, current	$40	$35
Environmental contingent liabilities, long-term	328	359
Total	$368	$394

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed an examination of various asset categories as of December 31, 2013.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will recognize contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The accrued obligations do not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Reserves related to environmental asset retirement obligations accounted for less than 10 percent of the total environmental reserve at December 31, 2013.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were $285 million, $262 million, and $219 million in 2013, 2012, and 2011, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $53 million and $34 million in expenditures for engineering and construction in 2013 and 2012, respectively.  Expenditures in 2012 also included costs and expenditures in the second half of the year for sites acquired in the acquisition of Solutia. Management anticipates that capital expenditures associated with the Company's approach to addressing boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next four to five years compared to recent historical levels. However, the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas over that period, which management believes is a more cost-efficient approach to compliance with air emissions regulations. Management does not believe that these expenditures will have a material adverse effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs.  The cost of raw materials is generally based on market prices, although derivative financial instruments are utilized, as appropriate, to mitigate short-term market price fluctuations.  Management expects the volatility of raw material and energy costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects.  For additional information see Note 10, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 24 "Recently Issued Accounting Standards", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

The Company expects global growth in 2014 to be slightly above two percent, with the U.S. approximately three percent, Europe approximately one percent, and China near seven and a half percent.

The Company expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and the Company will continue to use pricing and hedging strategies to mitigate this volatility.

For 2014, in addition to the benefit of capacity expansions, improved product mix, and licensing, the Company expects:

•	cash generated by operating activities of approximately $1.4 billion;

•	capital spending to be approximately $600 million; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be approximately 29 percent.

Based upon the foregoing expectations, and given the strength of its differentiated portfolio of businesses, the Company currently expects 2014 earnings per share to be between $6.70 and $7.00.  Any non-core and non-recurring items are excluded from the earnings per share projection.

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

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.  The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided against the impact of any future disruptions due to these, or other, circumstances. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

The Company continues to identify and pursue growth opportunities through both internal (or "organic") development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, and skill development and retention, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance regarding the timing of completion of proposed acquisitions or licensing, expected benefits of proposed acquisitions or licensing, completion of integration plans, and synergies therefrom.  There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions are a part of the Company's growth strategy, acquisition of large companies subjects the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Legislative or regulatory actions could increase the Company's future compliance costs.

The Company and its facilities and businesses are subject to complex tax, health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs.  Specifically, pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations.  The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance.  This disclosure, including that under "Outlook" and other forward-looking statements and related disclosures made by the Company in this Annual Report and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential negative impact of adverse changes in prices or rates on a firm’s net income. Eastman Chemical Company ("Eastman" or the "Company") has exposure to various market risks from changes in the prices of various commodities, interest rates, and foreign currency exchange rates. In an effort to manage these risks, the Company enters into derivative contracts which are governed by policies, procedures, and internal processes set forth by its Board.

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, or commodity prices.

The Company is exposed to interest rate risks primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements.  From time to time, to manage the Company's mix of fixed and variable rate debt effectively, the Company enters into interest rate swaps.  At December 31, 2013 and 2012, these borrowings, investments, and swaps were predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one hundred basis point shift in interest rates.  At December 31, 2013 and December 31, 2012, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming a one hundred basis point change in interest rates was approximately $274 million and $340 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

Due to the Company's operating cash flows and borrowings denominated in foreign currencies, the Company is exposed to market risk from changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  The Company manages most foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, the Company from time to time enters into derivative transactions to hedge the cash flows related to certain sales and purchase transactions expected within no more than five years and denominated in foreign currencies, and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  At December 31, 2013, the market risk associated with certain cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $137 million, with an additional $14 million exposure for each additional one percentage point adverse change in those foreign currency rates.  At December 31, 2012, the market risk associated with cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to those currencies was approximately $66 million, with an additional $7 million exposure for each additional one percentage point adverse change in those exchange rates.  Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions. The increase in market risk in 2013 compared to 2012 was due to a significantly larger foreign currency derivative portfolio at December 31, 2013.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, natural gas, ethane, ethylene, and paraxylene, the Company from time and time enters into derivative transactions.  At December 31, 2013, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $30 million with less than an additional $3 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2012, the market risk associated with these derivative contracts for feedstocks and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $3 million, with less than an additional $0.5 million exposure for each one percentage point move in closing price thereafter. The increase in market risk in 2013 compared to 2012 was due to a significantly larger commodity derivative portfolio at December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") appearing on pages 78 through 132.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

/s/ Mark J. Costa	/s/ Curtis E. Espeland
Mark J. Costa	Curtis E. Espeland
Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 28, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company (the "Company") and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Philadelphia, PA
February 28, 2014

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011
Sales	$9,350	$8,102	$7,178
Cost of sales	6,574	6,340	5,609
Gross profit	2,776	1,762	1,569
Selling, general and administrative expenses	645	644	481
Research and development expenses	193	198	159
Asset impairments and restructuring charges (gains), net	76	120	(8)
Operating earnings	1,862	800	937
Net interest expense	180	143	76
Other charges (income), net	3	8	(20)
Earnings from continuing operations before income taxes	1,679	649	881
Provision for income taxes from continuing operations	507	206	274
Earnings from continuing operations	1,172	443	607
Earnings from discontinued operations, net of tax	—	—	9
Gain from disposal of discontinued operations, net of tax	—	1	31
Net earnings	1,172	444	647
Less: Net earnings attributable to noncontrolling interest	7	7	1
Net earnings attributable to Eastman	$1,165	$437	$646
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$1,165	$436	$606
Earnings from discontinued operations, net of tax	—	1	40
Net earnings attributable to Eastman stockholders	$1,165	$437	$646
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$7.57	$2.99	$4.34
Earnings from discontinued operations	—	0.01	0.29
Basic earnings per share attributable to Eastman	$7.57	$3.00	$4.63
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$7.44	$2.92	$4.24
Earnings from discontinued operations	—	0.01	0.28
Diluted earnings per share attributable to Eastman	$7.44	$2.93	$4.52

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	For years ended December 31,
(Dollars in millions, except per share amounts)	2013	2012	2011
Comprehensive Income
Net earnings including noncontrolling interest	$1,172	$444	$647
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	28	41	(15)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	29	2	1
Amortization of unrecognized prior service credits included in net periodic costs	(16)	(15)	(22)
Derivatives and hedging:
Unrealized (loss) gain during period	6	(36)	(20)
Reclassification adjustment for gains (losses) included in net income	1	(7)	—
Total other comprehensive income (loss), net of tax	48	(15)	(56)
Comprehensive income including noncontrolling interest	$1,220	$429	$591
Comprehensive income attributable to noncontrolling interest	7	7	1
Comprehensive income attributable to Eastman	$1,213	$422	$590
Retained Earnings
Retained earnings at beginning of period	$3,038	$2,760	$2,253
Net earnings attributable to Eastman	1,165	437	646
Cash dividends declared	(191)	(159)	(139)
Retained earnings at end of period	$4,012	$3,038	$2,760

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2013	2012
Assets
Current assets
Cash and cash equivalents	$237	$249
Trade receivables, net	880	846
Miscellaneous receivables	208	151
Inventories	1,264	1,260
Other current assets	251	193
Total current assets	2,840	2,699
Properties
Properties and equipment at cost	9,958	9,681
Less: Accumulated depreciation	5,668	5,500
Net properties	4,290	4,181
Goodwill	2,637	2,644
Intangible assets, net of accumulated amortization	1,761	1,849
Other noncurrent assets	317	337
Total assets	$11,845	$11,710
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,470	$1,360
Borrowings due within one year	—	4
Total current liabilities	1,470	1,364
Long-term borrowings	4,254	4,779
Deferred income tax liabilities	496	182
Post-employment obligations	1,297	1,856
Other long-term liabilities	453	501
Total liabilities	7,970	8,682
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 215,131,237 and 213,406,523 for 2013 and 2012, respectively)	2	2
Additional paid-in capital	1,778	1,709
Retained earnings	4,012	3,038
Accumulated other comprehensive income	171	123
	5,963	4,872
Less: Treasury stock at cost (62,714,861 shares for 2013 and 59,511,662 shares for 2012 )	2,167	1,929
Total Eastman stockholders' equity	3,796	2,943
Noncontrolling interest	79	85
Total equity	$3,875	$3,028
Total liabilities and stockholders' equity	$11,845	$11,710

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Cash flows from operating activities
Net earnings including noncontrolling interest	$1,172	$444	$647
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	433	360	273
Asset impairment charges	28	46	—
Gains on sale of assets	—	—	(70)
Provision (benefit) for deferred income taxes	331	48	(22)
Mark-to-market (gain) loss on pension and other postretirement benefit plans	(383)	247	147
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(38)	48	(73)
(Increase) decrease in inventories	(6)	38	(156)
Increase (decrease) in trade payables	(2)	10	(51)
Pension and other postretirement contributions (in excess of) less than expenses	(149)	(97)	(103)
Variable compensation (in excess of) less than expenses	82	26	15
Other items, net	(171)	(42)	18
Net cash provided by operating activities	1,297	1,128	625
Cash flows from investing activities
Additions to properties and equipment	(483)	(465)	(457)
Proceeds from redemption of short-term time deposits	—	200	—
Proceeds from sale of assets and investments	31	7	651
Acquisitions and investments in joint ventures, net of cash acquired	—	(2,669)	(156)
Additions to short-term time deposits	—	—	(200)
Additions to capitalized software	(5)	(5)	(9)
Other items, net	—	(30)	29
Net cash used in investing activities	(457)	(2,962)	(142)
Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	425	(1)	1
Proceeds from borrowings	150	3,511	(36)
Repayment of borrowings	(1,105)	(1,866)	(2)
Dividends paid to stockholders	(140)	(192)	(136)
Treasury stock purchases	(238)	—	(316)
Dividends paid to noncontrolling interests	(10)	(4)	(3)
Proceeds from stock option exercises and other items, net	59	56	69
Net cash provided by (used in) financing activities	(859)	1,504	(423)
Effect of exchange rate changes on cash and cash equivalents	7	2	1
Net change in cash and cash equivalents	(12)	(328)	61
Cash and cash equivalents at beginning of period	249	577	516
Cash and cash equivalents at end of period	$237	$249	$577

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $12 million and $8 million at December 31, 2013 and 2012, respectively.  The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

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

Depreciation and Amortization

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

Amortization expense for definite-lived intangible assets is generally determined using a straight-line method over the estimated useful life of the asset. For additional information, see Note 5, "Goodwill and Other Intangible Assets".

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2013, 2012, and 2011 was approximately $5 million, $5 million, and $9 million, respectively, and consisted of costs to internally develop computer software used by the Company.  During each of those same periods, approximately $7 million of previously capitalized costs were amortized.  At December 31, 2013 and 2012, the unamortized capitalized software costs were $14 million and $17 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The review of these long-lived assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recorded for the excess of the carrying amount of the asset over the fair value. Fair value is either salvage value determined through market analysis or alternative future use.

As the Company's assumptions related to long-lived assets are subject to change, write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.

Goodwill

The Company conducts testing of goodwill annually in third quarter of each year or when impairment indicators arise, whichever comes first. The testing of goodwill is performed at the reporting unit level which the Company has determined to be its components. The Company aggregates certain components into reporting units based on economic similarities. During 2013 testing, the Company did not evaluate the acquired Solutia components for aggregation, instead testing each component as a separate reporting unit. However, management will continue to review further aggregation as those components become integrated with Eastman.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company’s 2013 goodwill impairment testing included a long-term projection of revenues, expenses, and cash flows, the estimated discount rate, and the estimated tax rate. If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment. As a result of the tests performed during 2013, there was no impairment of the Company's goodwill.

Indefinite-lived Intangible Assets

The Company conducts testing of indefinite-lived intangible assets annually in third quarter of each year or when impairment indicators arise, whichever comes first. The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than their respective carrying values.

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

Pension and Other Postretirement Benefits

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

Eastman's pension and other postretirement benefit plans costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service credits; and 2) mark-to-market ("MTM") gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions for discount rates and the differences between actual and expected returns on plan assets. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.

For additional information, see Note 11, "Retirement Plans".

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

For additional information see Note 13, "Environmental Matters".

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

The Company from time to time enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate fluctuations in market prices expected within no more than three years for propane, ethane, paraxylene, and natural gas (major raw material and energy used in the manufacturing process) and selling prices for ethylene, the Company from time to time enters into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Deferred option premiums are included in the fair market value of the hedges.  The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

For additional information see Note 10, "Derivatives".

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

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 18, "Share-Based Compensation Plans and Awards".

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

The funding of the cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings, including the $2.3 billion net proceeds from the public offering of notes on June 5, 2012 and borrowings of $1.2 billion on July 2, 2012 under a five-year term loan agreement (the "Term Loan").  See Note 9, "Borrowings".

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

Assets acquired and liabilities assumed on July 2, 2012
(Dollars in millions)	Initial Evaluation	2012 Net Adjustments to Fair Value	December 31, 2012	2013 Net Adjustments to Fair Value	June 30, 2013
Current assets	$901	$19	$920	$2	$922
Properties and equipment	940	7	947	—	947
Intangible assets	1,807	(16)	1,791	—	1,791
Other noncurrent assets	612	2	614	67	681
Goodwill	1,965	265	2,230	(22)	2,208
Current liabilities	(461)	(1)	(462)	—	(462)
Long-term liabilities	(2,389)	(276)	(2,665)	(47)	(2,712)
Equity and cash consideration, net of $88 million cash acquired	$3,375	$—	$3,375	$—	$3,375

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The fair value of receivables acquired from Solutia on July 2, 2012 was $350 million, with gross contractual amounts receivable of $366 million. Acquired intangible assets were primarily customer relationships, trade names, and developed technologies.  Long-term liabilities were primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other postretirement welfare plan obligations. The Company finalized the acquisition accounting related to the transaction during fourth quarter 2012 with the exception of income taxes which were completed during the second quarter 2013 and did not have a material impact on the Company's financial position or results of operations.

The acquisition of Solutia broadened Eastman's global presence, facilitated growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expanded Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenues growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition has been allocated to certain of the Company's reportable segments. None of the goodwill is deducted for tax purposes.

Goodwill from July 2, 2012 Acquisition	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$745
Advanced Materials	1,004
Specialty Fluids & Intermediates	459
Total	$2,208

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

Intangible Assets acquired on July 2, 2012
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

Management also evaluated probable loss contingencies, including those for legal and environmental matters, as prescribed under applicable GAAP. Due to the lack of observable market inputs, assumed liabilities for environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 13, "Environmental Matters", for more information.

In 2013, the Company recognized $36 million in integration costs related to the acquisition. In 2012, the Company recognized $28 million in transaction costs, $16 million in integration costs, and $32 million in financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and financing costs are included in the "Other charges (income), net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  In 2012, there were $32 million in restructuring charges primarily for severance associated with the acquisition and integration of Solutia. As required by purchase accounting, the acquired inventories were marked to fair value. These inventories were sold in 2012 resulting in a $79 million increase in cost of sales, net of the LIFO impact of these inventories, primarily in third quarter 2012.

Beginning third quarter 2012, the Company's consolidated results of operations included the results of the acquired Solutia businesses. Sales revenue of $969 million and an operating loss of $25 million from the acquired Solutia businesses were included in the Company's consolidated results of operations for 2012.

The unaudited pro forma financial results for the years ended December 31, 2012 and 2011 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

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

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations including noncontrolling interest, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit plans actuarial gains and losses adopted by Eastman during first quarter 2012.

(Unaudited, dollars in millions)	2012	2011
Pro forma sales	$9,120	$9,275
Pro forma earnings from continuing operations including noncontrolling interest	649	590

Non-recurring costs directly attributable to the acquisition, which will not have an ongoing impact, are excluded from unaudited pro forma earnings from continuing operations including noncontrolling interest in 2012.  These items include transaction, integration, financing, and restructuring costs incurred by Eastman during 2012, as well as transaction costs of $45 million and expenses of $19 million for the accelerated vesting of stock-based compensation awards incurred by Solutia prior to its acquisition by Eastman.  Additionally, the non-recurring costs of acquired inventories have been eliminated from unaudited pro forma earnings from continuing operations for 2012.

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

In connection with the purchase transactions, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  Acquired intangible assets primarily relate to perpetual air emission credits to which management has assigned indefinite lives.  Long-term liabilities primarily include Sterling pension and other postretirement benefit plan obligations, as well as Scandiflex contingent liabilities for environmental and other contingencies.  In connection with the Sterling acquisition, Sterling's debt was repaid at closing and therefore not included in the above purchase price allocation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Additives & Functional Products segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the Additives & Functional Products segment's electronic materials product line.  Also in 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China that became operational in third quarter 2013.

3.	INVENTORIES

	December 31,
(Dollars in millions)	2013	2012
At FIFO or average cost (approximates current cost)
Finished goods	$976	$941
Work in process	300	288
Raw materials and supplies	494	536
Total inventories	1,770	1,765
LIFO Reserve	(506)	(505)
Total inventories	$1,264	$1,260

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of December 31, 2013 and 2012.

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2013	2012 (1)
Properties
Land	$147	$173
Buildings and building equipment	1,057	991
Machinery and equipment	8,389	8,193
Construction in progress	365	324
Properties and equipment at cost	$9,958	$9,681
Less: Accumulated depreciation	5,668	5,500
Net properties	$4,290	$4,181

(1) Reflects a revision within the 2012 property categories as amounts were miscategorized within the property classes. There was no impact on Net Properties as reported in the Company's 2012 Annual Report on Form 10-K.

Cumulative construction-period interest of $155 million and $152 million, reduced by accumulated depreciation of $97 million and $91 million, is included in net properties at December 31, 2013 and 2012, respectively.

Interest capitalized during 2013, 2012, and 2011 was $4 million, $4 million, and $9 million, respectively.

Depreciation expense was $345 million, $309 million, and $261 million for 2013, 2012, and 2011, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Specialty Fluids & Intermediates	Other Segments	Total
Reported balance at December 31, 2011	$211	$134	$1	$56	$4	$406
Additions	740	—	1,027	463	—	2,230
Impairments	—	—	—	—	(1)	(1)
Currency translation adjustments	(6)	(1)	16	—	—	9
Reported balance at December 31, 2012	945	133	1,044	519	3	2,644
Adjustments resulting from subsequent recognition of deferred tax assets	5	—	(23)	(4)	—	(22)
Currency translation adjustments	(2)	(1)	19	(1)	—	15
Reported balance at December 31, 2013	$948	$132	$1,040	$514	$3	$2,637
As a result of the purchase of Solutia during third quarter 2012, the Company recorded goodwill of $2,208 million.

Included in the reported balance for goodwill are accumulated impairment losses of $46 million at December 31, 2013, $46 million at December 31, 2012, and $45 million at December 31, 2011.

		December 31, 2013			December 31, 2012
(Dollars in millions)	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	15-25	$863	$71	$792	$869	$29	$840
Technology	7-17	455	58	397	454	21	433
Other	5-20	4	—	4	4	—	4

Indefinite-lived intangible assets:
Trade names		568	—	568	572	—	572
Total identified intangible assets		$1,890	$129	$1,761	$1,899	$50	$1,849

As a result of the purchase of Solutia during third quarter 2012, the Company recorded intangible assets of $1,791 million, primarily for customer relationships, trade names, and developed technology.

Amortization expense of definite-lived intangible assets related to continuing operations was $80 million, $42 million, and $4 million for 2013, 2012, and 2011, respectively. Estimated amortization expense for future periods is $79 million in each year for 2014 through 2018.

See Note 2, "Acquisitions and Investments in Joint Ventures", for further details regarding the acquisition of Solutia.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2013 and 2012 was approximately $21 million and $23 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a long-term notes receivable from Primester to Eastman.  Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets.  These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  These also include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In third quarter 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation in which the Company has 45 percent ownership. The Company began supplying 100 percent of the acetate flake raw material to the joint venture in third quarter 2013 from the Company's manufacturing facility in Kingsport.  In 2012, the Company entered into an agreement to form a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China. The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational in late 2015. At December 31, 2013 and 2012, the Company's investment in these joint ventures was approximately $70 million and $65 million, respectively.

7.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2013	2012
Trade creditors	$762	$723
Accrued payrolls, vacation, and variable-incentive compensation	205	171
Accrued taxes	80	76
Post-employment obligations	59	62
Interest payable	46	59
Environmental contingent liabilities, current portion	40	35
Other	278	234
Total payables and other current liabilities	$1,470	$1,360

The current portion of post-employment obligations at December 31, 2013 is an estimate of 2014 payments. Included in "Other" above are certain accruals for payroll deductions and employee benefits, dividends payable, the current portion of hedging liabilities, divestitures, and other payables and accruals.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PROVISION FOR INCOME TAXES

Components of earnings from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Earnings from continuing operations before income taxes
United States	$1,437	$651	$717
Outside the United States	242	(2)	164
Total	$1,679	$649	$881
Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$143	$123	$165
Deferred	300	95	66
Outside the United States
Current	3	27	20
Deferred	15	(51)	16
State and other
Current	30	14	16
Deferred	16	(2)	(9)
Total	$507	$206	$274

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income in stockholders' equity.

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Unrecognized losses and prior service credits for benefit plans	$(8)	$(7)	$(16)
Cumulative translation adjustment	1	1	—
Unrealized gains (losses) on cash flow hedges	(5)	(27)	(11)
Total	$(12)	$(33)	$(27)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Continuing operations	$507	$206	$274
Discontinued operations	—	—	27
Other comprehensive income	(12)	(33)	(27)
Total	$495	$173	$274

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Amount computed using the statutory rate	$587	$226	$308
State income taxes, net	30	8	2
Foreign rate variance	(55)	(12)	(21)
Domestic manufacturing deduction	(17)	(12)	(17)
Change in reserves for tax contingencies	(16)	(12)	—
General business credits	(6)	—	(5)
Other	(16)	8	7
Provision for income taxes	$507	$206	$274

The 2013 effective tax rate of 30 percent reflects the positive impacts of integrating the Eastman and Solutia tax structures, a $14 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. federal income tax return, a $14 million benefit for the finalization of foreign tax audits, and the enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily related to an R&D tax credit.

The 2012 effective tax rate of 32 percent reflected a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

The 2011 effective tax rate of 31 percent reflected an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2013	2012 (2)
Deferred tax assets
Post-employment obligations	$502	$715
Net operating loss carryforwards	573	630
Tax credit carryforwards	224	230
Environmental reserves	133	145
Other	210	182
Total deferred tax assets	1,642	1,902
Less valuation allowance	(204)	(215)
Deferred tax assets less valuation allowance	$1,438	$1,687
Deferred tax liabilities
Depreciation	$(992)	$(951)
Amortization (1)	(631)	(666)
Other	(110)	(100)
Total deferred tax liabilities	$(1,733)	$(1,717)
Net deferred tax liabilities	$(295)	$(30)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$196	$139
Other noncurrent assets	7	16
Payables and other current liabilities	(2)	(3)
Deferred income tax liabilities	(496)	(182)
Net deferred tax liabilities	$(295)	$(30)

(1) Reflects a revision of a 2012 deferred tax liability. The line item "Amortization" was mischaracterized as "Inventory Reserves" in the Company's 2012 Annual Report on Form 10-K. There was no impact on net deferred tax liability reported in the Company's 2012 Annual Report on Form 10-K.
(2) Reflects a revision from the Company's 2012 Annual Report on Form 10-K to correctly classify certain deferred tax assets and deferred tax liabilities. In connection with this, approximately $105 million of net operating loss deferred tax assets have been reclassified to current assets rather than as a reduction of noncurrent liabilities in 2012.

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $835 million at December 31, 2013.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $29 million at December 31, 2013 has been provided against the deferred tax asset resulting from these operating loss carryforwards.

December 31, 2013 foreign net operating loss carryforwards totaled $493 million.  Of this total, $129 million will expire in 3 to 20 years; and $364 million have no expiration date.

At December 31, 2013, federal net operating loss carryforwards of approximately $1,007 million were available to offset future taxable income, which expire from 2023 to 2029. At December 31, 2013, foreign tax credit carryforwards of $180 million were available to reduce possible future U.S. income taxes and which expire from 2018 to 2021.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A full valuation allowance of $50 million has been provided against the U.S. deferred tax assets for the capital loss carryforward and a partial valuation allowance of $59 million for Solutia's state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized or the related statute expires.

As a result of the Solutia acquisition transaction, Solutia realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. Management does not currently expect this change to significantly limit the Company's ability to utilize Solutia's U.S. net operating loss or foreign tax credit carryforwards estimated to be approximately $971 million and $180 million, respectively, at December 31, 2013.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2013	2012
Miscellaneous receivables	$46	$38

Payables and other current liabilities	$35	$44
Other long-term liabilities	53	68
Total income taxes payable	$88	$112

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2013	2012	2011
Balance at January 1	$65	$10	$9
Additions based on tax positions related to current year	—	—	1
Additions based on Solutia acquisition	—	67	—
Lapse of statute of limitations	—	(5)	—
Settlements	(14)	(7)	—
Balance at December 31	$51	$65	$10

As of December 31, 2013, 2012, and 2011, $51 million, $65 million, and $10 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense.  As of January 1, 2013, the Company had accrued a liability of approximately $5 million for interest, net of tax and had $3 million for tax penalties, net of tax benefit.  During 2013, the Company recognized $1 million of expense for interest, net of tax and no penalties associated with unrecognized tax benefits, offset by $2 million of income for interest, net of tax, associated with favorable audit settlements.  At December 31, 2013, the Company had accrued balances of $4 million for interest, net of tax benefit and $3 million for penalties, net of tax benefit.

As of January 1, 2012 the Company had accrued a liability of approximately $1 million for interest, net of tax and had no accrual for tax penalties.  During 2012, the Company's acquisition of Solutia resulted in an addition of $4 million in accrued interest, net of tax, and an addition of $3 million in accrued penalties, net of tax. The Company recognized $1 million of expense for interest, net of tax and no penalties associated with unrecognized tax benefits, offset by $1 million of income for interest, net of tax, associated with favorable audit settlements.  At December 31, 2012, the Company had accrued balances of $5 million for interest, net of tax benefit and $3 million for penalties, net of tax benefit.

The Company files income tax returns in the United States and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010 and 2002 for the Eastman and Solutia group, respectively. The Eastman group is no longer subject to state and local income tax examinations by tax authorities for years before 2008. Solutia, Inc. and related subsidiaries are no longer subject to state and local income tax examinations for years before 2002. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2006.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that within the next twelve months, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the unrecognized tax benefits that would affect the effective tax rate will decrease by a range of $0 to $13 million. There are no unrecognized tax benefits that would not affect the effective tax rate.

9.	BORROWINGS

	December 31,
(Dollars in millions)	2013	2012
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	997
6.30% notes due 2018	171	174
5.5% notes due 2019	250	250
4.5% notes due 2021	250	250
3.6% notes due 2022	894	893
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	496
Credit facility borrowings	425	950
Other	—	4
Total borrowings	4,254	4,783
Borrowings due within one year	—	4
Long-term borrowings	$4,254	$4,779

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

Credit Facility and Commercial Paper Borrowings

In addition, on July 2, 2012, the Company also borrowed the entire $1.2 billion available under the five-year Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs. As of December 31, 2013, the Company had repaid its $1.2 billion Term Loan using $425 million of commercial paper borrowings and $775 million in cash. At December 31, 2012, the Term Loan balance outstanding was $950 million.

In October 2013, the Company entered into a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  The Credit Facility amends and extends, and has terms substantially similar to, the $750 million revolving credit agreement entered into in December 2011 (the "Prior Credit Facility"). Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At December 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent, and the proceeds were used to repay a portion of the Term Loan. There were no commercial paper borrowings at December 31, 2012.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2013 and December 31, 2012 the Company had no outstanding borrowings under the A/R Facility. During second quarter 2013, $150 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2013. The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012, and $100 million of the available amount under the A/R Facility was borrowed and then repaid during fourth quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Statements of Cash Flows.

The Term Loan, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Other than the $425 million reduction in the amount available under the Credit Facility as of December 31, 2013 as a result of commercial paper borrowings, substantially all of the amounts under the Credit Facility and A/R Facility were available for borrowings as of December 31, 2013 and December 31, 2012. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at December 31, 2013 and December 31, 2012 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies".  The fair value for fixed-rate borrowings is based on current market prices and is classified in Level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, the A/R Facility, and commercial paper, equals the carrying value and is classified within Level 2.

		Fair Value Measurements at December 31, 2013
(Dollars in millions)	Recorded Amount December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,254	$4,366	$3,941	$425	$—

		Fair Value Measurements at December 31, 2012
(Dollars in millions)	Recorded Amount December 31, 2012	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,779	$5,165	$4,215	$950	$—

10.	DERIVATIVES

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards from time to time to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro and Japanese yen) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The MTM gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

Commodity Hedging

Raw material and energy sources used by the Company and sales of certain commodity products by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate expected fluctuations in market prices within no more than three years for propane, ethane, paraxylene, and natural gas (major raw material and energy used in the manufacturing process) and selling prices for ethylene, the Company from time to time enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The MTM gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales (for commodity purchases) and sales (for commodity sales) in the period during which the hedged transaction affects earnings.

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of December 31, 2013 and December 31, 2012, the Company had no fair value hedges.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €954 million (approximately $1,320 million equivalent) and ¥8.3 billion (approximately $80 million equivalent), respectively, and the total notional volume hedged for feedstock was approximately 8 million barrels.  The Company had no hedges for energy, contract ethylene sales, or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at December 31, 2013.

As of December 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €480 million (approximately $635 million equivalent) and ¥3.2 billion (approximately $35 million equivalent), respectively, the total notional volume for contract ethylene sales was approximately 49 thousand metric tons, and the total notional volume hedged for feedstock was approximately 3 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis on a gross basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(46)	—	(46)	—
	$12	$—	$12	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$28	$—	$28	$—
Derivative Liabilities	(24)	—	(19)	(5)
	$4	$—	$9	$(5)

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

From time to time, the Company holds Level 3 assets for commodity hedges.  The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms.  Level 3 hedges typically will mature within one year or less.  The Company determines the fair value of Level 3 commodity forward contracts based on related inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets, and which influence the actual forward price of the commodity.  Due to the fact that the forward price of the commodity itself is considered unobservable, the Company has categorized these forward contracts as Level 3. The Company determines the fair value of ethylene derivative forward contracts using an average of unadjusted forward ethylene prices provided by industry recognized experts to value its ethylene positions.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of activity for these assets for the period ended December 31, 2013 and December 31, 2012:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	December 31,
(Dollars in millions)	2013	2012
Beginning balance at January 1	$(5)	$—
Realized gain (loss) in sales revenue	(14)	(4)
Change in unrealized gain (loss) in Other Comprehensive Income	5	(5)
Purchases, sales and settlements	14	4
Transfers (out) in of Level 3	—	—
Ending balance at December 31	$—	$(5)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of December 31, 2013 and December 31, 2012. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $35 million and a derivative in a net liability position of $23 million as of December 31, 2013. The Company does not have any cash collateral due under such agreements.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	December 31, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Other current assets	$20	$7
Commodity contracts	Other noncurrent assets	7	—
Foreign exchange contracts	Other current assets	17	8
Foreign exchange contracts	Other noncurrent assets	14	13
		$58	$28

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	December 31, 2013	December 31, 2012
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$—	$13
Foreign exchange contracts	Payables and other current liabilities	21	8
Foreign exchange contracts	Other long-term liabilities	25	3
		$46	$24

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
Commodity contracts	$20	$—	Sales	$(14)	$—
			Cost of sales	14	(22)
Foreign exchange contracts	(18)	(15)	Sales	6	38
Forward starting interest rate swap contracts	5	(28)	Interest Expense	(8)	(5)
	$7	$(43)		$(2)	$11

Hedging Summary

At December 31, 2013 and 2012, pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $62 million in losses and $75 million in losses, respectively.  Included in 2013 and 2012 were losses on settlement of forward starting interest rate swaps related to the issuance of debt for the Solutia acquisition.  If realized, approximately $8 million in pre-tax gains will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2013. For 2012, the ineffective portion of the Company's qualifying hedges was $2 million.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $4 million and $5 million net gain on nonqualifying derivatives during 2013 and 2012, respectively.

11.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code.  Eastman made a contribution in February 2014 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2013 plan year.  Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 2,289,618; 2,410,806; and 2,525,114 shares as of December 31, 2013, 2012, and 2011, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $43 million, $40 million, and $38 million for 2013, 2012, and 2011, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

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

Other Postretirement Benefit Plans

Under its other postretirement benefit plans, Eastman provides a subsidy for life insurance, health care, and dental benefits to eligible retirees hired prior to January 1, 2007, and a subsidy for health care and dental benefits to retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunition plant.

Eligible employees hired on or after January 1, 2007 have access to postretirement health care benefits, but Eastman does not provide a subsidy for the premium cost of postretirement benefits for those employees.  A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.
In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's postretirement benefit plans which included a voluntary employees' beneficiary association ("VEBA") retiree trust.  In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's postretirement benefit plan.  For more information on these acquisitions, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2013 and 2012, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2013		2012		2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,466	$672	$1,531	$257	$1,140	$881
Service cost	43	14	40	8	11	10
Interest cost	89	27	86	19	44	45
Actuarial (gain) loss	(184)	22	196	88	(123)	93
Curtailment gain	—	(1)	—	—	—	—
Acquisitions	—	—	727	291	—	167
Plan amendments and other	—	—	—	—	(47)	(3)
Plan participants' contributions	—	2	—	1	20	16
Effect of currency exchange	—	20	—	21	(1)	—
Federal subsidy on benefits paid	—	—	—	—	1	2
Benefits paid	(178)	(20)	(114)	(13)	(83)	(71)
Benefit obligation, end of year	$2,236	$736	$2,466	$672	$962	$1,140
Change in plan assets:
Fair value of plan assets, beginning of year	$1,702	$596	$1,003	$276	$210	$55
Actual return on plan assets	239	39	171	54	7	13
Effect of currency exchange	—	17	—	17	—	—
Company contributions	124	24	128	21	40	38
Reserve for third party contributions	—	—	—	—	(16)	(5)
Plan participants' contributions	—	2	—	1	20	16
Benefits paid	(178)	(20)	(114)	(13)	(83)	(71)
Federal subsidy on benefits paid	—	—	—	—	1	2
Acquisitions	—	—	514	240	—	162
Fair value of plan assets, end of year	$1,887	$658	$1,702	$596	$179	$210
Funded status at end of year	$(349)	$(78)	$(764)	$(76)	$(783)	$(930)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$7	$—	$11	$3	$7
Current liabilities	(3)	(1)	(3)	(1)	(41)	(42)
Post-employment obligations	(346)	(84)	(761)	(86)	(745)	(895)
Net amount recognized, end of year	$(349)	$(78)	$(764)	$(76)	$(783)	$(930)
Accumulated benefit obligation	$2,123	$678	$2,387	$603
Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	$(18)	$—	$(22)	$—	$(108)	$(83)

The change in projected benefit obligation and change in net assets in 2012 reflect the impact of the defined benefit pension plans and the other postretirement benefit plans of the Solutia acquisition, described in Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with projected benefit obligation in excess of plan assets:

(Dollars in millions)	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,236	$618	$2,466	$547
Fair value of plan assets	1,887	533	1,702	460

Information for pension plans with accumulated benefit obligation in excess of plan assets:

(Dollars in millions)	2013		2012
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,236	$398	$2,466	$345
Accumulated benefit obligation	2,123	373	2,387	317
Fair value of plan assets	1,887	324	1,702	276

Components of net periodic benefit cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2013		2012		2011		2013	2012	2011
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$43	$14	$40	$8	$39	$6	$11	$10	$9
Interest cost	89	27	86	19	71	16	44	45	44
Expected return on assets	(129)	(35)	(103)	(24)	(82)	(18)	(7)	(5)	(2)
Curtailment gain (1)	—	(1)	—	—	—	—	—	—	(7)
Amortization of:
Prior service cost (credit)	(4)	—	(4)	—	(14)	1	(22)	(19)	(21)
Mark-to-market pension and other postretirement benefits (gains) loss	(294)	18	128	58	128	(14)	(107)	90	33
Net periodic benefit cost	$(295)	$23	$147	$61	$142	$(9)	$(81)	$121	$56
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain (2)	$—	$—	$—	$—	$—	$—	$—	$—	$(5)
Current year prior service credit	—	—	—	—	—	2	47	3	—
Amortization of:
Prior service cost (credit)	(4)	—	(4)	—	(14)	1	(22)	(19)	(21)
Total	$(4)	$—	$(4)	$—	$(14)	$3	$25	$(16)	$(26)

(1)
Gain of $1 million in 2013 from the shut-down of the Photovoltaics product line in Germany. Gain of $7 million in 2011 for the Performance Polymers segment that was sold January 31, 2011 and included in discontinued operations. For more information, see Note 20, "Discontinued Operations".

(2)	For the Performance Polymers segment that was sold January 31, 2011 and included in discontinued operations. For more information, see Note 20, "Discontinued Operations".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit cost in 2012 and 2011 reflect the impact on the defined benefit pension plans and the other postretirement benefit plans of the Solutia and Sterling acquisitions, respectively, described in Note 2, "Acquisitions and Investments in Joint Ventures".

In third quarter 2013, the Company changed life insurance benefits provided to future retirees by the Eastman other postretirement benefit plan which triggered an interim remeasurement of this other postretirement benefit plan obligation. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $47 million which will be amortized as a prior service credit from Accumulated Other Comprehensive Income over 8 years. The remeasurement of the plan also resulted in a mark-to-market actuarial gain of $86 million in third quarter 2013. The actuarial gain was primarily due to a higher assumed discount rate of 4.72 percent in third quarter 2013 compared to 4.01 percent at December 31, 2012. The higher assumed discount rate is reflective of changes in global market conditions and interest rates on high-grade corporate bonds.

The estimated prior service credit for the U.S. pension and other postretirement benefit plans that will be amortized from Accumulated Other Comprehensive Income into net periodic cost in 2014 is $4 million and $25 million, respectively.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	2013		2012		2011		2013	2012	2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.59%	4.18%	3.72%	4.16%	4.88%	5.48%	4.75%	3.91%	4.96%
Rate of compensation increase	3.50%	3.49%	3.50%	3.49%	3.50%	3.82%	3.50%	3.50%	3.50%
Health care cost trend
Initial							8.00%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2020	2019	2018
Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2013		2012		2011		2013	2012	2011
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.72%	4.16%	4.50%	5.06%	5.21%	5.71%	3.91%	4.73%	5.33%
Expected return on assets	7.98%	5.90%	8.12%	6.17%	8.45%	6.40%	3.75%	3.75%	—%
Rate of compensation increase	3.50%	3.49%	3.50%	3.65%	3.50%	4.15%	3.50%	3.50%	3.50%
Health care cost trend
Initial							8.00%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2019	2018	2017

An eight percent rate of increase in per capita cost of covered health care benefits is assumed for 2014.  The rate is assumed to decrease gradually to five percent in 2020 and remain at that level thereafter.  A one percent increase or decrease in health care cost trend would have had no material impact on the 2013 service and interest costs or the 2013 benefit obligation, because the Company's contributions for benefits are fixed.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for the U.S. pension plans at December 31, 2013 and 2012 was $1.9 billion and $1.7 billion, respectively, while the fair value of plan assets at December 31, 2013 and 2012 for non-U.S. pension plans was $658 million and $596 million, respectively.  At December 31, 2013 and 2012, the expected weighted-average long-term rate of return on U.S pension plan assets was 7.83 percent and 7.98 percent, respectively.  The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 5.78 percent and 5.90 percent at December 31, 2013 and 2012, respectively.

The following charts reflect the fair value of the defined pension plans assets as of December 31, 2013 and 2012.

(Dollars in millions)			Fair Value Measurements at December 31, 2013
Description	December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$36	$9	$36	$9	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	485	4	47	—	438	4	—	—
Fixed Income (Non-U.S.)	—	299	—	—	—	299	—	—
Fixed Income (Global)	—	13	—	—	—	13	—	—
U.S. Treasury Securities	36	—	—	—	36	—	—	—
Public Equity Funds (3):
United States	702	48	54	—	648	48	—	—
Non-U.S.	266	93	19	—	247	93	—	—
Non-U.S. Commodities Funds	—	2	—	—	—	2	—	—
Global	—	91	—	—	—	91	—	—
Other (4):
Private Equity, Real Estate Funds, and Other Alternative Investments	362	51	—	—	—	24	362	27
Multi-Asset Common Collective Trusts	—	48	—	—	—	48	—	—
Total	$1,887	$658	$156	$9	$1,369	$622	$362	$27

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the postretirement benefit plan assets as of December 31, 2013 and 2012. The postretirement benefit plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$12	$12	$—	$—
Debt (2):
Fixed Income (U.S.)	120	—	120	—
Fixed Income (Non-U.S.)	1	—	1	—
U.S. Treasury Securities	1	—	1	—
Total	$134	$12	$122	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2012
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$10	$10	$—	$—
Debt (2):
Fixed Income (U.S.)	143	—	143	—
Fixed Income (Non-U.S.)	3	—	3	—
U.S. Treasury Securities	1	—	1	—
Total	$157	$10	$147	$—

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Pension Plans				Non-U.S. Pension Plans
(Dollars in millions)	Private Equity	Real Estate	Other Alternative Investments(1)	Total	Real Estate		Other Alternative Investments(1)	Total
Balance at December 31, 2011	$150	$113	$93	$356	$5		$15	$20
Distributions	(32)	(12)	(24)	(68)	—		—	—
Unrealized gains (losses)	20	8	11	39	—		7	7
Purchases, contributions, and other	32	10	10	52	—		—	—
Balance at December 31, 2012	170	119	90	379	5		22	27
Distributions	(31)	(27)	(21)	(79)	—		—	—
Unrealized gains (losses)	20	5	6	31	—	—	2	2
Purchases, contributions, and other	18	4	9	31	(3)		1	(2)
Balance at December 31, 2013	$177	$101	$84	$362	$2		$25	$27

(1)	U.S. primarily consists of natural resource and energy related limited partnership investments. Non-U.S. primarily consists of an annuity contract.

The following chart reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans for 2014 and the asset allocation at December 31, 2013 and 2012, by asset category. The postretirement benefit plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	Target Allocation	Plan Assets at December 31, 2013	Plan Assets at December 31, 2012	Target Allocation	Plan Assets at December 31, 2013	Plan Assets at December 31, 2012	Target Allocation	Plan Assets at December 31, 2013	Plan Assets at December 31, 2012
Asset category
Equity securities	50%	51%	52%	33%	36%	35%	—%	—%	—%
Debt securities	32%	30%	26%	51%	49%	51%	100%	100%	100%
Real estate	4%	5%	7%	2%	2%	3%	—%	—%	—%
Other investments (1)	14%	14%	15%	14%	13%	11%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	U.S. primarily consists of private equity and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of an annuity contract and alternative investments.

The Company's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to meet or exceed the plan's actuarially assumed long-term rate of return and to minimize the cost of providing pension benefits.  A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan.  The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges.  The plans use a number of investment approaches including investments in equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation.  The plans also invest in private equity and other funds.  Diversification is created through investment across various asset classes, geographies, fund managers, and individual securities.  This investment process provides for a well-diversified portfolio with no significant concentration of risk.  The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's defined benefit pension and other postretirement benefit plans and in August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's defined benefit pension plan. Both the Solutia and Sterling defined benefit pension plans adhere to the Company's defined benefit plan investment strategy. The Solutia defined benefit pension plans also utilize a dynamic de-risking strategy to shift from growth assets to liability matching assets as the plan's funded status improves. The investment strategy with respect to Solutia's other postretirement benefits plan is to invest in a short-term, well diversified, high quality investment instruments, with a primary objective of capital preservation.

The expected rate of return for all plans was determined primarily by modeling the expected long-term rates of return for the categories of investments held by the plans and the targeted allocation percentage against various potential economic scenarios.

The Company funded its U.S. defined benefit pension plans in the amount of $120 million in 2013 and $124 million in 2012. The minimum required cash contribution for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended for 2014 is approximately $90 million.

Benefits expected to be paid from pension plans and benefits, net of participant contributions, expected to be paid for postretirement benefit obligations are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2014	$213	$21	$63
2015	215	21	64
2016	209	21	64
2017	211	22	63
2018	202	23	64
2019-2023	889	133	324

12.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at December 31, 2013 totaling $2.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $210 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.  Rental expense, net of sublease income, was $73 million, $61 million, and $48 million in 2013, 2012, and 2011, respectively.
The obligations described above, and long-term debt repayment obligations, are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total
2014	$—	$—	$162	$410	$44	$616
2015	250	—	162	404	38	854
2016	—	—	154	269	35	458
2017	998	—	142	218	24	1,382
2018	171	425	130	211	15	952
2019 and beyond	2,410	—	1,012	971	54	4,447
Total	$3,829	$425	$1,762	$2,483	$210	$8,709

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at December 31, 2013 totaled $117 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of approximately $49 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

13.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies".  The Company's total reserve for environmental contingencies was $368 million and $394 million at December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, this reserve included $9 million and $8 million, respectively, related to sites previously closed and impaired by Eastman, as well as sites that have been divested by Eastman but for which the Company retains the environmental liability. Amounts at December 31, 2013 and 2012 included environmental contingencies assumed in the acquisition of Solutia on July 2, 2012. See Note 2, "Acquisitions and Investments in Joint Ventures".

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $341 million to the maximum of $581 million and from the minimum or best estimate of $365 million to the maximum of $623 million at December 31, 2013 and 2012, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both December 31, 2013 and 2012.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs were $27 million and $29 million at December 31, 2013 and 2012, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other charges (income), net, and are summarized below:

(Dollars in millions)
Balance at December 31, 2012	$365
Changes in estimates recorded to earnings and other	7
Cash reductions	(31)
Balance at December 31, 2013	$341

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2013	2012
Environmental contingent liabilities, current	$40	$35
Environmental contingent liabilities, long-term	328	359
Total	$368	$394

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $56 million had been paid for costs at the Shared Sites as of December 31, 2013. As of December 31, 2013, an additional $215 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense. The Company's cash expenditures related to environmental protection and improvement were $285 million, $262 million, and $219 million in 2013, 2012, and 2011, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $53 million and $34 million in expenditures for engineering and construction in 2013 and 2012, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2013, 2012, and 2011 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2010	2	793	2,253	194	(1,615)	1,627	32	1,659
Net Earnings	—	—	646	—	—	646	1	647
Cash Dividends (1)	—	—	(139)	—	—	(139)	—	(139)
Other Comprehensive Income	—	—	—	(56)	—	(56)	—	(56)
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	9	—	—	1	10	—	10
Share Repurchase	—	—	—	—	(316)	(316)	—	(316)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	2	900	2,760	138	(1,930)	1,870	31	1,901
Net Earnings	—	—	437	—	—	437	7	444
Cash Dividends (1)	—	—	(159)	—	—	(159)	—	(159)
Other Comprehensive Income	—	—	—	(15)	—	(15)	—	(15)
Share-Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	40	—	—	—	40	—	40
Shares Issued for Business Combination	—	730	—	—	—	730	—	730
Other (3)	—	14	—	—	1	15	—	15
Share Repurchase	—	—	—	—	—	—	50	50
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	1,165	—	—	1,165	7	1,172
Cash Dividends (1)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income	—	—	—	48	—	48	—	48
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	12	—	—	—	12	—	12
Shares Issued for Business Combination	—	16	—	—	—	16	—	16
Other (3)	—	2	—	—	—	2		2
Share Repurchase	—	—	—	—	(238)	(238)	—	(238)
Noncontrolling interests associated with acquisition	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends per share of $1.25 in 2013, $1.08 in 2012, and $0.99 in 2011.

On July 2, 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expired on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures". There were no warrants outstanding as of December 31, 2013.

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

The additions to paid-in capital for 2013 are primarily for compensation expense of equity awards and employee stock option exercises. The additions in 2012 are primarily for shares issued as part of the acquisition of Solutia and employee stock option exercises and compensation expense of equity awards. The additions in 2011 are primarily the result of employee stock option exercises and compensation expense of equity awards.

In August 2010, the Company's Board of Directors authorized $300 million for repurchase of the Company's outstanding common stock.  The Company completed all repurchases under the $300 million repurchase authorization in June 2011, acquiring a total of 7,110,524 shares.  In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in August 2013, acquiring a total of 6,141,999 shares. In May 2013, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2013, a total of 1,828,526 shares have been repurchased under this authorization for a total of approximately $140 million.  In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million. The Company did not repurchase any shares of common stock during 2012.

The Company's charitable foundation held 50,798 shares of the Company's common stock at December 31, 2013, 60,485 shares at December 31, 2012, and 88,456 shares at December 31, 2011 which are included in treasury stock.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for continuing operations:

	For years ended December 31,
(In millions, except per share amounts)	2013	2012	2011
Numerator
Earnings attributable to Eastman stockholders:
Earnings from continuing operations, net of tax	$1,165	$436	$606

Denominator
Weighted average shares used for basic EPS	154.0	145.5	139.7
Dilutive effect of stock options and other award plans	2.5	3.6	3.4
Weighted average shares used for diluted EPS	156.5	149.1	143.1

EPS from continuing operations (1)
Basic	$7.57	$2.99	$4.34
Diluted	$7.44	$2.92	$4.24

(1) Earnings per share are calculated using whole dollars and shares.

There were no stock options excluded from the 2013 calculation of diluted earnings per share. For 2012, the only shares excluded from the computation of diluted earnings per share were 536,803 shares then issuable upon exercise of the warrants issued in the Solutia acquisition. Stock options excluded from the 2011 calculation of diluted earnings per share were 408,850 because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

	For years ended December 31,
Shares of common stock issued (1)	2013	2012	2011

Balance at beginning of year	213,406,523	196,455,131	193,688,890
Issued for employee compensation and benefit plans	1,455,030	2,263,783	2,766,241
Issued for Solutia acquisition and related warrants	269,684	14,687,609	0
Balance at end of year	215,131,237	213,406,523	196,455,131
(1) Includes shares held in treasury.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2011	64	78	(3)	(1)	138
Period change	41	(13)	(43)	—	(15)
Balance at December 31, 2012	105	65	(46)	(1)	123
Period change	28	13	7	—	48
Balance at December 31, 2013	133	78	(39)	(1)	171

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

Components of other comprehensive income recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2013		2012		2011
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$29	$28	$42	$41	$(15)	$(15)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	47	29	3	2	2	1
Amortization of unrecognized prior service credits included in net periodic costs	(26)	(16)	(23)	(15)	(39)	(22)
Change in defined benefit pension and other postretirement benefit plans	21	13	(20)	(13)	(37)	(21)
Derivatives and hedging:
Unrealized (loss) gain	10	6	(59)	(36)	(31)	(20)
Reclassification adjustment for gains included in net income	2	1	(11)	(7)	—	—
Change in derivatives and hedging	12	7	(70)	(43)	(31)	(20)
Total other comprehensive income (loss)	$62	$48	$(48)	$(15)	$(83)	$(56)

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivatives".

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

Components of asset impairments and restructuring charges (gains), net, are presented below:

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Fixed asset impairments	$28	$41	$—
Gain on sale	—	—	(15)
Intangible asset and goodwill impairments	—	5	—
Severance charges	27	33	7
Site closure and restructuring charges	21	41	—
Total	$76	$120	$(8)

2013

In 2013, there were $76 million in asset impairments and restructuring charges and gains, net, including $23 million of restructuring charges primarily for severance associated with the continued integration of Solutia. For additional information related to the acquisition of Solutia, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

During fourth quarter 2013, management decided not to continue its Perennial WoodTM growth initiative. This resulted in asset impairment charges of $16 million and restructuring charges of $14 million primarily for inventory and contract termination costs. Also during fourth quarter 2013, management decided to terminate efforts to develop a continuous resin process in Kuantan, Malaysia and Antwerp, Belgium.  This resulted in asset impairment charges of $4 million.

During 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $6 million including charges for severance.

During 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees.

In addition, during 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recorded asset impairments and restructuring charges. Analysis of total site shutdown costs is ongoing and is subject to the finalization of certain aspects of the operating agreement termination.

2012

In 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

During 2012, the Company terminated an operating agreement at the acquired Solutia facility in Sao Jose dos Campos, Brazil.  This resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract terminations costs for severance and other required costs under the operating agreement.  Additionally, the Company recorded asset impairments for long-lived assets at the site, based on fair value indicators.

During 2012, management approved the closure of a production facility in China. Based on business analysis completed in fourth quarter, the Company concluded the production of the related product lines would be most efficiently performed in its Kingsport, Tennessee facility. This resulted in the Company recognizing asset impairment and restructuring charges of $6 million.

During 2012, acquisition related restructuring charges of $32 million were recorded primarily for severance costs associated with the acquisition and integration of Solutia.

During 2012, the Company ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

During 2012, the Company recognized asset impairments of $17 million due to a change in approach to address recently finalized boiler air emissions regulations. The Company had incurred engineering costs associated with required modifications for its existing steam and electric generation capacity. However, based on the then current availability of natural gas and the lower cost of operation, management determined that conversion to natural gas fueled boilers was more cost efficient. The Company entered into long-term natural gas supply agreements with a third party in fourth quarter 2012, triggering the impairment of the project.

During 2012, management decided to cease production of certain products in its Perennial WoodTM growth initiative.  As a result, a restructuring charge of $17 million was recognized for inventory costs in excess of recoverable value on these certain product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, there was no impairment.

The Company also recognized asset impairments related to land retained from the previously discontinued industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2011

In 2011, the Company recorded $8 million net gain in asset impairments and restructuring charges (gains), net.  A gain of $15 million was recognized from the sale of the previously impaired methanol and ammonia assets related to the discontinued industrial gasification project and restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling.

The following table summarizes the changes in estimates described above, other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2011
Noncash charges	$—	$(15)	$15	$—	$—
Severance costs	15	7	—	(20)	2
Total	$15	$(8)	$15	$(20)	$2

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2012
Noncash charges	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure & restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2013
Noncash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure & restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

During 2013 and 2012, the Company accrued for employee separations associated with the acquisition and integration of Solutia.  During 2011, the Company accrued for employee separations associated with the acquisition and integration of Sterling.  Substantially all separation payments for the 2013 accruals will be completed by December 31, 2014, and all 2012 and 2011 accruals were completed by December 2013.

17.	OTHER CHARGES (INCOME), NET

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Foreign exchange transactions (gains) losses, net	$7	$(4)	$(2)
Solutia financing costs	—	23	—
Investments (gains) losses, net	(5)	(9)	(16)
Other, net	1	(2)	(2)
Other charges (income), net	$3	$8	$(20)

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.  Financing costs recorded in "Other Charges (Income), Net" in 2012 were primarily fees for Solutia acquisition borrowings. Investment gains in 2011 included sales of business venture investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	SHARE-BASED COMPENSATION PLANS AND AWARDS

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

For 2013, 2012, and 2011, total share-based compensation expense (before tax) of approximately $40 million, $28 million, and $39 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $5 million, $2 million, and $4 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice.  For both 2013 and 2011, approximately $3 million of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under the Directors' Subplan and predecessor plans and by the Compensation and Management Development Committee of the Board of Directors under the 2012 Omnibus Plan and predecessor plans to employees.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used in the determination of fair value for stock options awarded in 2013 and 2011 are provided in the table below. There were no stock options granted in 2012.

Assumptions	2013	2011
Expected volatility rate	34.90%	33.00%
Expected dividend yield	1.97%	2.23%
Average risk-free interest rate	0.77%	0.95%
Expected forfeiture rate	0.75%	0.75%
Expected term years	5.00	5.20

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

A summary of the activity of the Company's stock option awards for 2013, 2012, and 2011 is presented below:

	2013		2012		2011
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	2,480,100	$33	3,974,400	$30	5,505,800	$29
Granted	317,900	70	—	—	537,500	38
Exercised	(436,500)	28	(1,486,300)	27	(2,059,900)	29
Cancelled, forfeited, or expired	(2,400)	15	(8,000)	19	(9,000)	25
Outstanding at end of year	2,359,100	$39	2,480,100	$33	3,974,400	$30
Options exercisable at year-end	1,862,000		1,912,400		2,796,400
Available for grant at end of year	8,454,854		9,808,610		1,475,922

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2013	Weighted-Average Exercise Price
$15-$24	51,200	2.1	$21	51,200	$21
$25-$29	576,300	4.6	28	576,300	28
$30-$32	263,000	3.0	31	263,000	31
$33-$34	189,700	3.8	33	189,700	33
$35-$40	961,000	7.2	39	781,800	39
$41-$70	317,900	9.2	70	—	—
	2,359,100	6.0	$39	1,862,000	$33

The range of exercise prices of options outstanding at December 31, 2013 is approximately $15 to $70 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2013 is $99 million and $88 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2013 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2013 is 5.3 years.

The weighted average fair value of options granted during 2013 and 2011 was $17.92 and $9.27, respectively.  There were no options granted in 2012. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $21 million, $43 million, and $37 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $12 million and $6 million, respectively, for 2013, $40 million and $14 million, respectively, for 2012, and $59 million and $10 million, respectively, for 2011.  The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $3 million, $5 million, and $4 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2013 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2013	567,700	$9.02
Granted	317,900	17.92
Vested	(388,500)	8.91
Forfeited	—	—
Nonvested Options at December 31, 2013	497,100	$14.80

For options unvested at December 31, 2013, approximately $2 million in compensation expense will be recognized over the next two years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance share awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance award target shares granted for the 2013-2015, 2012-2014, and 2011-2013 periods were 270 thousand, 338 thousand, and 443 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2013, 2012, and 2011 were 146 thousand, 84 thousand, and 157 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2013, 2012, and 2011 was approximately $35 million, $26 million, and $35 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2013 was approximately $30 million and will be recognized primarily over a period of two years.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Current assets	$(56)	$(23)	$15
Other assets	102	53	16
Current liabilities	(26)	(1)	37
Long-term liabilities and equity	(191)	(71)	(50)
Total	$(171)	$(42)	$18

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$186	$125	$78
Income taxes	224	137	261
Non-cash investing and financing activities:
Increase (decrease) in trade payables related to capital expenditures	28	—	(11)
(Gain) loss from equity investments	(4)	(8)	9

20.	DISCONTINUED OPERATIONS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2012	2011
Sales	$—	$105
Earnings before income taxes	—	17
Earnings from discontinued operations, net of tax	—	9
Gain from disposal of discontinued operations, net of tax	1	31

21.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI").

In the AFP segment, the Company manufactures chemicals for products in the coatings and tire industries in transportation, building and construction, durable goods, and consumables markets. The products Eastman manufactures for the coatings industry can be broadly classified as solvents, which include specialty coalescents and ketones and esters, glycol ethers, and alcohol solvents; and polymers, which include cellulose and polyester-based specialty polymers and paint additives. Products for the tires industry are classified into three main product groups: insoluble sulfur products, which are vulcanizing agents principally marketed under the Crystex® brand; antidegradants, principally marketed under the Santoflex® brand; and hydrocarbon resins. Coatings industry sales accounted for 48 percent, 59 percent, and 73 percent of the AFP segment's total sales for 2013, 2012, and 2011 respectively. Tires industry sales accounted for 34 percent and 20 percent of the AFP segment's total sales for 2013 and 2012, respectively, with no sales revenue in 2011 prior to the acquisition of Solutia. The remainder of sales were from other industries.

In the A&P segment, the Company manufactures adhesives resins and plasticizers which are used in the manufacture of products sold into the consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. The adhesives resins product line consists of hydrocarbon resins such as RegaliteTM and EastotacTM; non-hydrogenated hydrocarbons resins such as PiccotacTM; and rosins such as EastoflexTM. The plasticizers product line consists of a unique set of primary non-phthalate plasticizers such as Eastman 168TM, and a range of niche non-phthalate plasticizers such as BenzoflexTM and Eastman TXIBTM. Adhesives resins accounted for 52 percent, 55 percent, and 56 percent of the A&P segment's total sales for 2013, 2012, and 2011, respectively. Plasticizers accounted for 48 percent, 45 percent, and 44 percent of the A&P segment's total sales for 2013, 2012, and 2011, respectively.

In the AM segment, the Company produces and markets specialty copolyesters, cellulose esters, interlayers, and aftermarket window film products that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness. The specialty plastics product line consists of two primary products: specialty copolyesters and cellulose esters. The interlayers product line includes specialty intermediate polyvinyl butyral ("PVB") sheet and resins. PVB is a specialty resin used in the production of laminated safety glass sheet used in automotive and architectural applications. The performance films product line primarily consists of window film products, which are aftermarket applied films to enhance the characteristics and functional performance of automotive and architectural glass. Eastman's specialty plastics product line accounted for 53 percent of the AM segment's total sales for 2013, and 69 percent and 100 percent for 2012 and 2011, respectively, prior to the acquisition of Solutia. The interlayers product line accounted for 34 percent and 23 percent of the AM segment's total sales for 2013 and 2012, respectively, with no sales revenue in 2011 prior to the acquisition of Solutia. The performance films product line accounted for 13 percent and 8 percent of the AM segment's total sales for 2013 and 2012, respectively, with no sales revenue in 2011 prior to the acquisition of Solutia.

In the Fibers segment, the Company manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ natural (undyed) and Chromspun™ solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Acetate tow accounted for 83 percent, 86 percent, and 82 percent of the Fibers segment total sales revenue in 2013, 2012, and 2011, respectively, with the remainder of sales from other product lines, including acetate yarn and acetyl chemical products.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the SFI segment, the Company manufactures diversified products that are sold externally for use in markets such as industrial chemicals and processing; building and construction; health and wellness; and agriculture, as well as used internally by other segments of the Company. In the specialty fluids product line, the Company produces Therminol® heat transfer fluids and Skydrol® brand aviation hydraulic fluids. In the chemical intermediates product line, the Company produces acetic anhydride, acetic acid and derivatives, and oxo alcohols and derivatives. Other intermediate products include olefin, chemical intermediates, and polymer intermediates. Specialty fluids accounted for 13 percent and 7 percent of the SFI segment's total sales for 2013 and 2012, respectively, with no sales revenue in 2011 prior to the acquisition of Solutia. Chemical intermediates accounted for 48 percent, 51 percent, and 54 percent of the SFI segment's total sales for 2013, 2012, and 2011, respectively. Sales for other products accounted for 39 percent, 42 percent, and 46 percent of the SFI segment's total sales for 2013, 2012, and 2011, respectively.

Sales revenue and expense for the Photovoltaics product line and the Perennial Wood™ growth initiative are shown in the tables below as "other" sales revenue and operating loss. R&D, pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are shown in the tables below as "other" operating earnings (loss).

The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and environmentally-friendly chemistry. An example of such an initiative is Eastman™ microfiber technology which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, and with opportunities for future growth in nonwoven and textile applications. CerfisTM technology for the building and construction market was previously included in Corporate Initiatives and is now reported in the AM segment.

Included in 2013 "other" operating loss were integration costs of $36 million and $23 million in restructuring charges, primarily for severance associated with the acquisition and integration of Solutia.

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Sales by Segment
Additives & Functional Products	$1,719	$1,332	$1,067
Adhesives & Plasticizers	1,326	1,432	1,381
Advanced Materials	2,349	1,694	1,195
Fibers	1,441	1,315	1,279
Specialty Fluids & Intermediates	2,497	2,318	2,256
Total Sales by Segment	$9,332	$8,091	$7,178
Other	18	11	—
Total Sales	$9,350	$8,102	$7,178

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Operating Earnings (Loss)
Additives & Functional Products(1)(2)(3)(4)(5)(6)	$405	$285	$215
Adhesives & Plasticizers(2)(4)	172	260	250
Advanced Materials(1)(2)(3)(4)(5)(7)	257	84	125
Fibers(4)	462	385	365
Specialty Fluids & Intermediates(1)(2)(4)(5)(8)	363	288	204
Total Operating Earnings by Segment	1,659	1,302	1,159
Other(9)
Growth initiatives and businesses not allocated to segments(2)(10)(11)(12)(13)(14)	(132)	(132)	(49)
Pension and other postretirement benefit costs not allocated to operating segments(15)	394	(294)	(173)
Transaction, integration, and restructuring costs related to the acquisition of Solutia(16)	(59)	(76)	—
Total Operating Earnings	$1,862	$800	$937

(1)
Included in 2012 earnings are additional costs of $21 million, $41 million, and $17 million in the AFP, AM, and SFI segments, respectively, of acquired Solutia inventories. See Note 2, "Acquisitions and Investments in Joint Ventures".

(2)
Included in 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the AFP, A&P, AM, and SFI segments, respectively, and $3 million in "Other", in each case primarily for severance.

(3)
Included in 2013 earnings is a reduction in previous charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the AFP and AM segments, respectively.

(4)
Included in 2012 were asset impairments and restructuring charges of $3 million, $3 million, $5 million, $3 million, and $6 million in the AFP, A&P, AM, Fibers and SFI segments, respectively, primarily related to discontinuance of a project to modify existing utility assets in order to meet requirements of recently enacted environmental regulations controlling air emissions from boilers.

(5)
Included in 2012 were asset impairments and restructuring charges of $8 million, $24 million, and $3 million in the AFP, AM, and SFI segments, respectively, for the fourth quarter termination of an operating agreement at the acquired Solutia manufacturing facility in Sao Jose Dos Campos, Brazil and related manufacturing facility closure costs.

(6)	Included in 2012 earnings are asset impairments and restructuring charges of $6 million in the AFP segment related to the closure of a production facility in China.

(7)
Included in 2013 are asset impairments of $4 million in the AM segment for the fourth quarter decision to terminate efforts to develop a continuous resin process in Kuantan, Malaysia and Antwerp, Belgium.

(8)	Included in 2011 earnings are restructuring charges of $7 million in the SFI segment related to severance.

(9)
Research and development, pension and other postretirement benefits, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" operating earnings (loss).

(10)	Businesses not allocated to segments include the Perennial WoodTM growth initiative and Photovoltaics product line. See Note 11 below.

(11)
Included in 2013 are asset impairment and restructuring charges of $30 million for management's decision not to continue its Perennial Wood™ growth initiative. Operating earnings in 2012 included restructuring charges of $17 million for inventory costs in excess of recoverable value of certain Perennial WoodTM product lines and to accrue for losses on take-or-pay contracts with third parties.

(12)	Included in 2013 earnings are asset impairments and restructuring charges of $14 million for the shut-down of the Photovoltaics product line primarily in Germany.

(13)
Included in 2012 were asset impairments and restructuring charges of $4 million for termination of the research and development activities of a site acquired in 2011 and a charge of $6 million for the impairment of land retained from the terminated Beaumont, Texas industrial gasification project.

(14)	Included in 2011 earnings is a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the discontinued industrial gasification project.

(15)
Included in 2013 earnings are MTM pension and other postretirement benefit plans gains of $297 million and an MTM other postretirement benefit plan gain of $86 million for a change in benefits. Included in 2012 and 2011 earnings are MTM pension and other postretirement benefit plans losses of $276 million and $144 million, respectively. See Note 11, "Retirement Plans."

(16)
Included in 2013 earnings are restructuring charges of $23 million primarily for severance associated with the continued integration of Solutia. Operating earnings in 2012 included restructuring charges $32 million primarily for severance related to the acquisition and integration of Solutia.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For more information about asset impairments and restructuring charges included in operating earnings, see Note 16, "Asset Impairments and Restructuring Charges (Gains), Net".

	December 31,
(Dollars in millions)	2013	2012
Assets by Segment (1)
Additives & Functional Products	$2,940	$2,892
Adhesives & Plasticizers	996	1,088
Advanced Materials	3,807	3,744
Fibers	974	937
Specialty Fluids & Intermediates	2,054	1,987
Total Assets by Segment	10,771	10,648
Corporate Assets	1,075	1,062
Total Assets	$11,845	$11,710

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$95	$63	$33
Adhesives & Plasticizers	45	46	44
Advanced Materials	144	109	64
Fibers	65	66	68
Specialty Fluids & Intermediates	80	72	60
Total Depreciation and Amortization Expense by Segment	429	356	269
Other	4	4	4
Total Depreciation and Amortization Expense	$433	$360	$273

	For years ended December 31,
(Dollars in millions)	2013	2012	2011
Capital Expenditures by Segment
Additives & Functional Products	$74	$70	$44
Adhesives & Plasticizers	56	51	58
Advanced Materials	170	153	193
Fibers	65	52	51
Specialty Fluids & Intermediates	113	128	79
Total Capital Expenditures by Segment	478	454	425
Other	5	11	32
Total Capital Expenditures	$483	$465	$457

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	For years ended December 31,
Geographic Information	2013	2012	2011
Sales
United States	$4,140	$3,831	$3,662
All foreign countries	5,210	4,271	3,516
Total	$9,350	$8,102	$7,178

	December 31,
	2013	2012	2011
Long-Lived Assets, Net
United States	$3,247	$3,172	$2,687
All foreign countries	1,043	1,009	420
Total	$4,290	$4,181	$3,107

22.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Sales	$2,307	$2,440	$2,338	$2,265
Gross profit	616	677	689	794
Asset impairments and restructuring charges, net	3	18	3	52
Net earnings (loss) attributable to Eastman	247	264	308	346
Net earnings (loss) per share attributable to Eastman(1)
Basic	$1.60	$1.71	$2.00	$2.26
Diluted	1.57	1.69	1.97	2.22

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Sales	$1,821	$1,853	$2,259	$2,169
Gross profit	431	481	525	325
Asset impairments and restructuring charges (gains), net	—	—	37	83
Earnings from continuing operations attributable to Eastman	159	177	154	(54)
Gain from disposal of discontinued operations, net of tax	(1)	2	—	—
Net earnings attributable to Eastman	158	179	154	(54)
Earnings from continuing operations per share attributable to Eastman(1)
Basic	$1.15	$1.28	$1.01	$(0.35)
Diluted	1.13	1.26	0.99	(0.35)
Earnings from discontinued operations per share attributable to Eastman(1)
Basic	$—	$0.02	$—	$—
Diluted	(0.01)	0.01	—	—
Net earnings per share attributable to Eastman(1)
Basic	$1.15	$1.30	$1.01	$(0.35)
Diluted	1.12	1.27	0.99	(0.35)

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

23.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions (Deductions)
	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011
Reserve for:
Doubtful accounts and returns	$5	$4	$—	$1	$8
LIFO inventory	490	100	—	—	590
Environmental contingencies	40	2	3	6	39
Deferred tax valuation allowance	48	—	—	6	42
	$583	$106	$3	$13	$679

		Additions (Deductions)
	Balance at January 1, 2012	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2012
Reserve for:
Doubtful accounts and returns	$8	$2	$—	$2	$8
LIFO inventory	590	(85)	—	—	505
Environmental contingencies	39	2	370	17	394
Deferred tax valuation allowance	42	—	173	—	215
	$679	$(81)	$543	$19	$1,122

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Additions (Deductions)
	Balance at January 1, 2013	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2013
Reserve for:
Doubtful accounts and returns	$8	$5	$—	$1	$12
LIFO inventory	505	1	—	—	506
Environmental contingencies	394	4	1	31	368
Deferred tax valuation allowance	215	—	—	11	204
	$1,122	$10	$1	$43	$1,090

24.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	SUBSEQUENT EVENT

In January 2014, the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business.  The business had 2013 annual revenues of approximately $100 million.  When added to the segment's Skydrol® aviation fluids, the acquired product portfolio is expected to enable Eastman to better meet the global aviation industry's needs.  The acquisition is expected to be completed in the second quarter of 2014, and the acquired business will become a part of the SFI segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Eastman Chemical Company (the "Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2013, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2014 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company.  The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11.	EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2014 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2014 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2012 Omnibus Stock Compensation Plan, and the 2002 Director Long-Term Compensation Plans.  Although stock and stock-based awards are still outstanding under the 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2002 Director Long-Term Compensation Plan, and both the 2007 and 2008 Director Long-Term Compensation Subplans, components of the 2007 Omnibus Long-Term Compensation Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2012 Omnibus Stock Compensation Plan and the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2013 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,359,100	(1)	$39	8,454,854	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	2,359,100		$39	8,454,854

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2002 and 2007 Omnibus Long-Term Compensation Plans; the 2002 Director Long-Term Compensation Plan; and both the 2007 and 2008 Director Long-Term Compensation Subplans, components of the 2007 Omnibus Long-Term Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2012 Omnibus Stock Compensation Plan, including the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2014 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 3 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2014 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer and Director
Date:	February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 28, 2014
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Executive Vice President and	February 28, 2014
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 28, 2014
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 28, 2014
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 28, 2014
Gary E. Anderson

/s/ Brett D. Begemann	Director	February 28, 2014
Brett D. Begemann

/s/ Michael P. Connors	Director	February 28, 2014
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 28, 2014
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 28, 2014
Robert M. Hernandez

/s/ Julie F. Holder	Director	February 28, 2014
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 28, 2014
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 28, 2014
Lewis M. Kling

/s/ Howard L. Lance	Director	February 28, 2014
Howard L. Lance

/s/ David W. Raisbeck	Director	February 28, 2014
David W. Raisbeck

/s/ James P. Rogers	Executive Chairman of the Board	February 28, 2014
James P. Rogers

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company	144 - 153

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

4.05
Officers' Certificate pursuant to Sections 201 and 301 of the Indenture related to 7 5/8% Debentures due 2024 (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated June 8, 1994)

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

4.09	Form of 5.500% Note due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Note due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

10.01
Accounts Receivable Securitization Agreement dated July 9, 2008 (amended February 18, 2009, July 9, 2009, July 7, 2010, January 31, 2011, July 6, 2011, April 30, 2012, and August 1, 2013), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
10.02**	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.03**	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.04**	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.05**	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.06**	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

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

10.10**	Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.11**	Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.12**
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.13**
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.14**
Cancellation of Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (Employment Agreement incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)
154 - 155

10.15**
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
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

10.19**
Forms of Performance Share Awards to Executive Officers (2011 – 2013 Performance Period) (incorporated herein by reference to Exhibits 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.20**
Forms of Performance Share Awards to Executive Officers (2012 – 2014 Performance Period) (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.21**
Forms of Performance Share Awards to Executive Officers (2013 – 2015 Performance Period) (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.22**
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.23**
2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.24**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2013 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 5, 2012)

10.25**
Form of Award Notice for Stock Options Granted to James P. Rogers, Chief Executive Officer, on November 2, 2011 (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.26**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2014 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 4, 2013)

10.27**	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement)

10.28**
2012 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

10.29**
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (previous forms of awards incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)
156 -166

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
	Description
10.30	Amendment to Amended and Restated Five-Year Credit Agreement, dated as of October 31, 2013, amended December 20, 2013, among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (Agreement incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated October 31, 2013)	167

10.31**
2013 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.32**	Forms of Performance Share Awards to Executive Officers (2014 - 2016 Performance Period)	168 - 186

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	187

21.01	Subsidiaries of the Company	188 - 192

23.01	Consent of Independent Registered Public Accounting Firm	193

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2013	194

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2013	195

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2013	196

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2013	197

99.01	2013 Databook	198

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith.  The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.