Form 10-Q
period 2014-03-31
EASTMAN CHEMICAL CO
filed 2014-04-29
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2014
Common Stock, par value $0.01 per share	150,242,083
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 47 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 46

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	43

1A.	Risk Factors	43

2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

6.	Exhibits	44

SIGNATURES

Signatures	45

EXHIBIT INDEX

Exhibit Index	46

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2014	2013
Sales	$2,305	$2,307
Cost of sales	1,710	1,691
Gross profit	595	616
Selling, general and administrative expenses	168	171
Research and development expenses	53	49
Asset impairments and restructuring charges, net	13	3
Operating earnings	361	393
Net interest expense	42	47
Other charges (income), net	(3)	1
Earnings before income taxes	322	345
Provision for income taxes	88	97
Net earnings	$234	$248
Less: Net earnings attributable to noncontrolling interest	1	1
Net earnings attributable to Eastman	$233	$247

Basic earnings per share attributable to Eastman	$1.54	$1.60
Diluted earnings per share attributable to Eastman	$1.52	$1.57

Comprehensive Income
Net earnings including noncontrolling interest	$234	$248
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	4	(50)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(4)
Derivatives and hedging:
Unrealized (loss) gain during period	—	14
Reclassification adjustment for (losses) gains included in net income	(3)	2
Total other comprehensive income (loss), net of tax	(3)	(38)
Comprehensive income including noncontrolling interest	231	210
Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive income attributable to Eastman	$230	$209
Retained Earnings
Retained earnings at beginning of period	$4,012	$3,038
Net earnings attributable to Eastman	233	247
Cash dividends declared	(54)	(46)
Retained earnings at end of period	$4,191	$3,239

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$185	$237
Trade receivables, net	998	880
Miscellaneous receivables	169	208
Inventories	1,377	1,264
Other current assets	220	251
Total current assets	2,949	2,840
Properties
Properties and equipment at cost	10,070	9,958
Less: Accumulated depreciation	5,769	5,668
Net properties	4,301	4,290
Goodwill	2,636	2,637
Intangible assets, net of accumulated amortization	1,738	1,761
Other noncurrent assets	323	317
Total assets	$11,947	$11,845
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,259	$1,470
Total current liabilities	1,259	1,470
Long-term borrowings	4,635	4,254
Deferred income tax liabilities	546	496
Post-employment obligations	1,301	1,297
Other long-term liabilities	398	453
Total liabilities	8,139	7,970
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,078,918 and 215,131,237 for 2014 and 2013, respectively)	2	2
Additional paid-in capital	1,795	1,778
Retained earnings	4,191	4,012
Accumulated other comprehensive income	168	171
	6,156	5,963
Less: Treasury stock at cost (65,887,633 shares for 2014 and 62,714,861 shares for 2013)	2,427	2,167
Total Eastman stockholders' equity	3,729	3,796
Noncontrolling interest	79	79
Total equity	$3,808	$3,875
Total liabilities and stockholders' equity	$11,947	$11,845

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2014	2013
Cash flows from operating activities
Net earnings including noncontrolling interest	$234	$248
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	107	110
Asset impairment charges	8	—
Provision for deferred income taxes	32	26
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(118)	(155)
(Increase) decrease in inventories	(116)	(53)
Increase (decrease) in trade payables	(21)	(27)
Pension and other postretirement contributions (in excess of) less than expenses	(12)	(25)
Variable compensation (in excess of) less than expenses	(93)	(57)
Other items, net	(51)	(62)
Net cash (used in) provided by operating activities	(30)	5
Cash flows from investing activities
Additions to properties and equipment	(122)	(87)
Proceeds from sale of assets	4	5
Additions to capitalized software	(1)	(1)
Net cash used in investing activities	(119)	(83)
Cash flows from financing activities
Net increase in commercial paper borrowings	257	200
Proceeds from borrowings	125	—
Repayment of borrowings	—	(200)
Dividends paid to stockholders	(53)	(1)
Treasury stock purchases	(260)	(32)
Dividends paid to noncontrolling interest	(3)	(3)
Proceeds from stock option exercises and other items, net	32	46
Net cash provided by financing activities	98	10
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net change in cash and cash equivalents	(52)	(71)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$185	$178

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2013 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The December 31, 2013 financial position data included herein was derived from the audited consolidated financial statements included in the 2013 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited consolidated financial statements are prepared in conformity with GAAP and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2014	2013
At FIFO or average cost (approximates current cost)
Finished goods	$1,055	$976
Work in process	308	300
Raw materials and supplies	520	494
Total inventories	1,883	1,770
LIFO Reserve	(506)	(506)
Total inventories	$1,377	$1,264

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both March 31, 2014 and December 31, 2013.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2014	2013
Trade creditors	$729	$762
Accrued payrolls, vacation, and variable-incentive compensation	83	205
Accrued taxes	65	80
Post-employment obligations	56	59
Interest payable	36	46
Environmental contingent liabilities, current portion	40	40
Other	250	278
Total payables and other current liabilities	$1,259	$1,470

Included in "Other" above are certain accruals for dividends payable, payroll deductions and employee benefits, the current portion of hedging liabilities, divestitures, and other payables and accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2014	2013
Provision for income taxes	$88	$97
Effective tax rate	27%	28%

Excluding discrete items, the first quarter 2014 effective tax rate, and the expected full year tax rate on reported earnings before income tax of approximately 28 percent, reflects further benefit from the continued integration of Eastman and Solutia business operations and legal entity structures. The first quarter 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit.

5.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2014	2013
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	998
6.30% notes due 2018	171	171
5.5% notes due 2019	250	250
4.5% notes due 2021	250	250
3.6% notes due 2022	894	894
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	497
Credit facilities and commercial paper borrowings	807	425
Total borrowings	4,635	4,254
Borrowings due within one year	—	—
Long-term borrowings	$4,635	$4,254

Credit Facility and Commercial Paper Borrowings

In October 2013, the Company entered into a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  The Credit Facility amends and extends, and has terms substantially similar to, the $750 million revolving credit agreement entered into in December 2011. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2014 the Company's commercial paper borrowings were $682 million with a weighted average interest rate of 0.31 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2014, the Company's borrowings under the A/R Facility were $125 million secured by trade receivables with an interest rate of 0.90 percent. At December 31, 2013, the Company had no outstanding borrowings under the A/R Facility.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $443 million and $825 million as of March 31, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at March 31, 2014 and December 31, 2013 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified as Level 1.  The fair value for the Company's floating-rate borrowings, which relate to the A/R Facility and commercial paper, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at March 31, 2014
(Dollars in millions)	Recorded Amount March 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,635	$4,846	$4,039	$807	$—

		Fair Value Measurements at December 31, 2013
(Dollars in millions)	Recorded Amount December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,254	$4,366	$3,941	$425	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, commodity prices, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of March 31, 2014 and December 31, 2013, the Company had no fair value hedges.

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

As of March 31, 2014, the total notional amounts of the Company's foreign exchange forward and option contracts were €945 million (approximately $1,310 million equivalent) and ¥7.5 billion (approximately $75 million equivalent), respectively and the total notional volume hedged for feedstock was approximately 9 million barrels.  The Company had no outstanding hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at March 31, 2014.

As of December 31, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €954 million (approximately $1,320 million equivalent) and ¥8.3 billion (approximately $80 million equivalent), respectively. The total notional volume hedged for feedstock was approximately 8 million barrels.  The Company had no outstanding hedges for energy or forward starting interest rate swaps.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2014
Description	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$41	$—	$41	$—
Derivative Liabilities	(44)	—	(44)	—
	$(3)	$—	$(3)	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(46)	—	(46)	—
	$12	$—	$12	$—

The Company's derivative assets are currently classified as Level 2.  Level 2 fair value is based on estimates using standard pricing models.  These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates.  The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party.  In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models.  Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry only a minimal risk of nonperformance.

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

The table below presents a rollforward of activity for these assets (liabilities) for the period ended March 31, 2014:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	First Quarter
(Dollars in millions)	2014	2013
Balance at beginning of period	$—	$(5)
Realized gain (loss) in sales revenue	—	(4)
Change in unrealized gain (loss)	—	(7)
Settlements	—	4
Transfers (out) in of Level 3	—	—
Balance at end of period	$—	$(12)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of March 31, 2014 and December 31, 2013. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $21 million and a derivative in a net liability position of $24 million as of March 31, 2014. The Company does not have any cash collateral due under such agreements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	March 31, 2014	December 31, 2013
Cash Flow Hedges
Commodity contracts	Other current assets	$13	$20
Commodity contracts	Other noncurrent assets	3	7
Foreign exchange contracts	Other current assets	15	17
Foreign exchange contracts	Other noncurrent assets	10	14
		$41	$58

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	March 31, 2014	December 31, 2013
Cash Flow Hedges
Commodity contracts	Other long-term liabilities	$1	$—
Foreign exchange contracts	Payables and other current liabilities	20	21
Foreign exchange contracts	Other long-term liabilities	23	25
		$44	$46

Derivatives' Hedging Relationships

	First Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Commodity contracts	$(2)	$(2)	Sales	$—	$(4)
			Cost of Sales	8	—
Foreign exchange contracts	(2)	17	Sales	(1)	2
Forward starting interest rate swap contracts	1	1	Net interest expense	(2)	(2)
	$(3)	$16		$5	$(4)

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $66 million at March 31, 2014 and $49 million at March 31, 2013.  If realized, less than $1 million net gains in first quarter 2014 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in first quarter 2014 or first quarter 2013.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized no net gains or losses during first quarter 2014 and approximately $1 million net losses during first quarter 2013 on nonqualifying derivatives.

7.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  In addition, Eastman provides a subsidy for life insurance, health care, and dental benefits to eligible retirees hired prior to January 1, 2007, and a subsidy for health care and dental benefits to retirees' eligible survivors.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

Components of net periodic benefit cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$10	$4	$10	$4	$2	$3
Interest cost	25	8	22	7	11	11
Expected return on assets	(36)	(10)	(32)	(9)	(2)	(2)
Amortization of:
Prior service cost (credit)	(1)	—	(1)	—	(6)	(5)
Net periodic benefit cost	$(2)	$2	$(1)	$2	$5	$7

The Company contributed $11 million to its U.S. defined benefit pension plans in first three months 2013. The Company did not make any contributions to its U.S. defined benefit pension plans in first three months 2014.

8.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2014 totaling $2.3 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $261 million over a similar number of years.  Of the total lease commitments, approximately 60 percent relate to real property, including office space, storage facilities, and land; approximately 30 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at March 31, 2014 totaled $119 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of approximately $49 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $355 million and $368 million at March 31, 2014 and December 31, 2013, respectively.  At both March 31, 2014 and December 31, 2013, this reserve included $9 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $334 million to the maximum of $575 million and from the minimum or best estimate of $341 million to the maximum of $581 million at March 31, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both March 31, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $20 million and $27 million at March 31, 2014 and December 31, 2013, respectively.

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

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Changes in estimates recorded to earnings and other	—
Cash reductions	(7)
Balance at March 31, 2014	$334

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2014	December 31, 2013
Environmental contingent liabilities, current	$40	$40
Environmental contingent liabilities, long-term	315	328
Total	$355	$368

10.	LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2014 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875
Net Earnings	—	—	233	—	—	233	1	234
Cash Dividends Declared (1)	—	—	(54)	—	—	(54)	—	(54)
Other Comprehensive Income	—	—	—	(3)	—	(3)	—	(3)
Share-Based Compensation Expense (2)	—	9	—	—	—	9	—	9
Stock Option Exercises	—	11	—	—	—	11	—	11
Other (3)	—	(3)	—	—	—	(3)	(1)	(4)
Share Repurchase	—	—	—	—	(260)	(260)		(260)
Balance at March 31, 2014	2	1,795	4,191	168	(2,427)	3,729	79	3,808

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$105	$65	$(46)	$(1)	$123
Period change	28	13	7	—	48
Balance at December 31, 2013	133	78	(39)	(1)	171
Period change	4	(4)	(3)	—	(3)
Balance at March 31, 2014	$137	$74	$(42)	$(1)	$168

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$3	$4	$(50)	$(50)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(7)	(4)	(6)	(4)
Derivatives and hedging: (2)
Unrealized (loss) gain	—	—	23	14
Reclassification adjustment for gains included in net income	(5)	(3)	3	2
Change in derivatives and hedging	(5)	(3)	26	16
Total other comprehensive income (loss)	$(9)	$(3)	$(30)	$(38)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 7, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 6, "Derivatives".

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
	2014	2013
(In millions, except per share amounts)
Numerator
Net earnings attributable to Eastman	$233	$247

Denominator
Weighted average shares used for basic EPS	151.4	154.4
Dilutive effect of stock options and other award plans	1.6	2.3
Weighted average shares used for diluted EPS	153.0	156.7

Earnings Per Share (1)
Basic	$1.54	$1.60
Diluted	$1.52	$1.57

(1)	Earnings per share are calculated using whole dollars and shares.

In first quarter 2014 and 2013, common shares underlying options to purchase 210,143 and 125,019 shares, respectively, of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. First quarter 2014 and 2013 reflect the impact of share repurchases of 3,172,772 and 445,500 shares, respectively.

The Company declared cash dividends of $0.35 and $0.30 per share in first quarter 2014 and 2013, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In first quarter 2014, there were $13 million of net asset impairments and restructuring charges. Net asset impairments and restructuring charges consisted of $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the Advanced Materials segment primarily due to the closure of a production facility in Taiwan for the Flexvue® performance films product line and $3 million of restructuring charges for severance associated with the continued integration of Solutia.

In first quarter 2013, there were $3 million of restructuring charges for severance associated with the continued integration of Solutia.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2013 and first three months 2014:

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2013
Non-cash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure and restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2014
Non-cash charges	$—	$8	$(8)	$—	$—
Severance costs	22	3	—	(8)	17
Site closure and restructuring costs	14	2	—	(4)	12
Total	$36	$13	$(8)	$(12)	$29

During 2013, the Company accrued for employee separations associated with the acquisition and integration of Solutia. Substantially all separation payments for the 2013 accruals will be completed by December 31, 2014.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In first quarter 2014 and 2013, approximately $9 million and $11 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards of which $2 million and $4 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice.  For first quarter 2014 and 2013, approximately $1 million and $3 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period. The impact on first quarter 2014 and 2013 net earnings of approximately $5 million and $7 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Grants

In first quarter 2014 and 2013, the number of stock options granted under the 2012 Omnibus Stock Compensation Plan were 210 thousand and 318 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2014 and 2013 are provided in the table below:

	First Quarter
Assumptions	2014	2013

Expected volatility rate	26.30%	34.90%
Expected dividend yield	1.70%	1.97%
Average risk-free interest rate	1.39%	0.77%
Expected forfeiture rate	0.75%	0.75%
Expected term years	4.7	5.0

The grant date exercise price and fair value of options granted during first quarter 2014 were $87.43 and $17.67, respectively, and during first quarter 2013 were $69.73 and $17.92, respectively.

For options unvested at March 31, 2014, approximately $4 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance share awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance award target shares granted during first quarter 2014 and 2013 for the 2014-2016 and 2013-2015 periods were 285 thousand and 270 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during first quarter 2014 and 2013 were 103 thousand and 119 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years.  In both first quarter 2014 and 2013, $7 million was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards.  The unrecognized compensation expense before tax for these same type awards at March 31, 2014 was approximately $55 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Three Months
	2014	2013
Other current assets	$13	$15
Other noncurrent assets	6	(23)
Payables and other current liabilities	(41)	(3)
Long-term liabilities and equity	(29)	(51)
Total	$(51)	$(62)

These changes included monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, interest accruals, and environmental accruals.

16.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five operating segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids &
Intermediates ("SFI"). For additional information concerning the Company's segments' businesses and products, see Note 21, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

Included in first quarter 2013 "other" sales revenue and operating earnings were the Perennial Wood™ growth initiative and the Photovoltaics product line acquired from Solutia. Neither are included in first quarter 2014 as a result of decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative and to shut-down the Photovoltaics product line, including the primary production facility in Germany.

Included in first quarter 2014 "other" operating loss were Solutia acquisition integration costs of $9 million, and restructuring charges of $3 million, primarily for severance associated with the continued integration of Solutia. Included in first quarter 2013 "other" operating loss were Solutia integration costs of $7 million and restructuring charges of $3 million for the severance associated with the continued integration of Solutia.

	First Quarter
(Dollars in millions)	2014	2013
Sales
Additives & Functional Products	$423	$419
Adhesives & Plasticizers	345	345
Advanced Materials	581	584
Fibers	354	346
Specialty Fluids & Intermediates	601	607
Total Sales by Segment	2,304	2,301
Other	1	6
Total Sales	$2,305	$2,307

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2014	2013
Operating Earnings (Loss)
Additives & Functional Products	$94	$98
Adhesives & Plasticizers	47	49
Advanced Materials (1)	61	65
Fibers	117	114
Specialty Fluids & Intermediates	64	95
Total Operating Earnings by Segment	383	421
Other (2)
Growth initiatives and businesses not allocated to segments (3)	(13)	(21)
Pension and other postretirement benefit costs not allocated to operating segments	3	3
Integration and restructuring costs related to the acquisition of Solutia (4)	(12)	(10)
Total Operating Earnings	$361	$393

(1)
Included in first three months 2014 earnings are asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® performance films product line.

(2)
Research and development, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(3)
Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013. Included in 2014 are corporate growth initiatives, including Eastman™ microfiber technology.

(4)	Restructuring charges of $3 million in both first quarter 2014 and 2013 for severance associated with the continued integration of Solutia.

	March 31,	December 31,
(Dollars in millions)	2014	2013
Assets by Segment (1)
Additives & Functional Products	$3,004	$2,940
Adhesives & Plasticizers	1,041	996
Advanced Materials	3,814	3,807
Fibers	999	974
Specialty Fluids & Intermediates	2,141	2,054
Total Assets by Segment	10,999	10,771
Corporate Assets	948	1,074
Total Assets	$11,947	$11,845

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board issued amended accounting guidance for discontinued operations. The amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on any entity's operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity's operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The amendments require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the assets and liability sections, respectively, of the statement of financial position. In addition to enhanced disclosures for discontinued operations, disclosures are required for disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. This guidance is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company has concluded that this new guidance will not have a material impact on the Company's financial position or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2013 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2013 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as mark-to-market losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•	Solutia integration costs which resulted from non-core transactions not expected to impact Eastman's results consistently; and

•	Asset impairments and restructuring charges, net, which, other than severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

	First Quarter
(Dollars in millions)	2014	2013
Integration costs related to the acquisition of Solutia	$9	$7
Asset impairments and restructuring charges, net	13	3

This MD&A includes the effect of the foregoing on the following financial measures:

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

These non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, and because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

OVERVIEW

Eastman's portfolio of specialty businesses holds leading market positions and manufactures products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Management believes that despite ongoing economic uncertainty, the Company's key end markets generally benefited from modest global economic growth. Eastman management believes that the Company's global market and manufacturing presence, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's achievement of its growth objectives in the long term.

The Company generated sales revenue of $2.3 billion in both first quarter 2014 and 2013.

Operating earnings were $361 million in first quarter 2014 compared with $393 million in first quarter 2013.  Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in first quarter 2014 and 2013 were $383 million and $403 million, respectively. The decrease was primarily in the Specialty Fluids & Intermediates ("SFI") segment. Operating earnings included lower "Other" losses primarily due to decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative and to shut-down the Photovoltaics product line.

Net earnings attributable to Eastman were $233 million in first quarter 2014 compared to $247 million in first quarter 2013.  Earnings attributable to Eastman were $1.52 per diluted share first quarter 2014 compared to $1.57 per diluted share in first quarter 2013.  Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", net earnings attributable to Eastman in first quarter 2014 and 2013 were $247 million and $253 million, respectively.  Excluding these non-core or non-recurring items, earnings attributable to Eastman for first quarter 2014 and 2013 were $1.61 per diluted share and $1.62 per diluted share, respectively.

The Company used $30 million in cash from operating activities in first three months 2014 compared with cash provided by operating activities of $5 million in first three months 2013.  The usage was primarily due to an increase of $116 million in inventory in first three months 2014 compared with an increase of $53 million in first three months 2013. The greater inventory increase in first three months 2014 was primarily due to preparation for upcoming planned manufacturing maintenance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2014, the Company made progress on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	in the Advanced Materials ("AM") segment:

◦
continuing the expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational in the second half of 2014 to meet demand for Eastman TritanTM copolyester; and

◦	entering into a definitive agreement to acquire Commonwealth Laminating & Coating, Inc., a specialty films business. The acquisition is expected to be completed in the second half of 2014.

•	in the SFI segment:

◦
continuing a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2014 to support expected demand in the industrial chemicals and processing market; and

◦	entering into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business. The acquisition is expected to be completed in second quarter 2014.

RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2014	2013	Change
Sales	$2,305	$2,307	—%
Volume effect			(1)%
Price effect			1%
Exchange rate effect			—%

Sales revenue was relatively unchanged in first quarter 2014 compared to first quarter 2013.

	First Quarter
(Dollars in millions)	2014	2013	Change
Gross Profit	$595	$616	(3)%

Gross profit decreased $21 million in first quarter 2014 compared with first quarter 2013. Gross profit decreased primarily in the SFI segment due to higher raw material and energy costs, particularly for propane, exceeding higher selling prices by $19 million.

	First Quarter
(Dollars in millions)	2014	2013	Change
Selling, General and Administrative Expenses	$168	$171	(2)%
Integration costs related to the acquisition of Solutia	(9)	(7)
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$159	$164	(3)%

SG&A expenses in first quarter 2014 were slightly lower compared to first quarter 2013.

	First Quarter
(Dollars in millions)	2014	2013	Change
Research and Development Expenses	$53	$49	8%

Research and development ("R&D") expenses were higher in first quarter 2014 compared to first quarter 2013 primarily due to increased investments in R&D growth initiatives for the AM and Additives & Functional Products ("AFP") segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

In first quarter 2014, there were $13 million of net asset impairments and restructuring charges. Net asset impairments and restructuring charges consisted of $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the AM segment primarily due to the closure of a production facility in Taiwan for the Flexvue® performance films product line. There were $3 million of restructuring charges for severance associated with the continued integration of Solutia.

In first quarter 2013, there were $3 million of restructuring charges for severance associated with the continued integration of Solutia.

For more information regarding asset impairments and restructuring charges see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	First Quarter
(Dollars in millions)	2014	2013	Change
Operating earnings	$361	$393	(8)%
Integration costs related to the acquisition of Solutia	9	7
Asset impairments and restructuring charges, net	13	3
Operating earnings excluding non-core or non-recurring items	$383	$403	(5)%

Net Interest Expense

	First Quarter
(Dollars in millions)	2014	2013	Change
Gross interest costs	$47	$49
Less: Capitalized interest	2	1
Interest expense	45	48	(6)%
Interest income	3	1
Net interest expense	$42	$47	(11)%

Net interest expense decreased $5 million in first quarter 2014 compared to first quarter 2013. The decrease was primarily due to repayment in 2013 of the five-year term loan (the "Term Loan") used to finance part of the Solutia acquisition.

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2014	2013
Foreign exchange transaction losses, net	$—	$5
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(2)
Other, net	—	(2)
Other charges (income), net	$(3)	$1

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2014		2013
Provision for income taxes	$88		$97
Effective tax rate	27%	—	28%

Excluding discrete items, the first quarter 2014 effective tax rate, and the expected full year tax rate on reported earnings before income tax of approximately 28 percent, reflects further benefit from the continued integration of Eastman and Solutia business operations and legal entity structures. The first quarter 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to an R&D tax credit.

The Company's expected full year tax rate on 2014 reported earnings before income tax is approximately 28 percent.

Net Earnings and Diluted Earnings per Share Attributable to Eastman

	First Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$233	$1.52	$247	$1.57
Solutia integration costs, net of tax	5	0.03	4	0.03
Asset impairments and restructuring charges, net of tax	9	0.06	2	0.02
Net earnings attributable to Eastman excluding non-core or non-recurring items, net of tax	$247	$1.61	$253	$1.62

First quarter 2014 diluted shares outstanding were less than first quarter 2013 primarily due to an increased number of shares repurchased in first quarter of 2014.

SUMMARY BY OPERATING SEGMENT

Eastman has five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional information concerning the Company's segments' businesses and products, see Note 21, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2014	2013	$	%

Sales	$423	$419	$4	1%
Volume effect			2	1%
Price effect			1	—%
Exchange rate effect			1	—%

Operating earnings	94	98	(4)	(4)%

Sales revenue in first quarter 2014 increased slightly compared to first quarter 2013 primarily due to slightly higher sales volume for coatings product lines more than offsetting slightly lower sales volume for rubber additives product lines. The higher sales volume for coatings was primarily attributed to strengthened demand in the building and construction and transportation markets.  The lower sales volume for rubber additives was primarily attributed to customer inventory destocking in Asia Pacific.

Operating earnings in first quarter 2014 decreased compared to first quarter 2013 primarily due to higher raw material and energy costs, particularly for propane, offsetting slightly higher selling prices for polymer product lines by $5 million.

The Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the tires industry.  In mid-2014, management plans to complete evaluation of the timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	First Quarter
			Change
(Dollars in millions)	2014	2013	$	%

Sales	$345	$345	$—	—%
Volume effect			9	3%
Price effect			(12)	(3)%
Exchange rate effect			3	—%

Operating earnings	47	49	(2)	(4)%

Sales revenue in first quarter 2014 was unchanged compared to first quarter 2013 primarily due to higher sales volume of adhesives resins product lines offsetting lower selling prices for both adhesives resins and plasticizers products. Higher sales volume for adhesives resins product lines was primarily attributed to stronger end market demand, particularly for hygiene and packaging products, and customer inventory destocking that negatively impacted first quarter 2013. Lower selling prices for adhesives resins product lines were primarily due to continued competitive pressure resulting from greater industry supply attributed to increased availability of key raw materials and additional competitor capacity. Lower selling prices for plasticizers product lines were primarily attributed to continued competitive pressures resulting from continued weakened demand in Asia Pacific and Europe.

Operating earnings declined primarily due to $13 million of lower selling prices and slightly higher raw material and energy costs, particularly for propane. This was partially offset by lower operating costs of $6 million, including the benefit of higher capacity utilization, and higher sales volume of $4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In October 2013, the Company announced it is expanding capacity of its Eastman 168™ non-phthalate plasticizers at its manufacturing facility in Texas City, Texas. The expansion is expected to be operational by second quarter 2014.

In 2012, the Company announced a joint venture to build a hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational in late 2015. The facility is expected to produce 50,000 metric tons of the A&P segment's Regalite™ hydrogenated hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting expected demand growth for its products in hygiene and packaging applications.

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2014	2013	$	%

Sales	$581	$584	$(3)	(1)%
Volume effect			2	—%
Price effect			(6)	(1)%
Exchange rate effect			1	—%

Operating earnings	61	65	(4)	(6)%
Asset impairments and restructuring charges, net	10	—	10
Operating earnings excluding non-core or non-recurring items	71	65	6	9%

Sales revenue in first quarter 2014 was relatively unchanged compared to first quarter 2013 as higher sales volume for Eastman Tritan™ copolyester and premium acoustic interlayers was offset by lower performance films sales volume due to changes in customer incentive terms in Asia Pacific.

First quarter 2014 operating earnings decreased slightly compared to first quarter 2013. Operating earnings in first quarter 2014 included asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® performance films product line. Excluding non-core or non-recurring items, operating earnings increased to $71 million in first quarter 2014 compared to $65 million in first quarter 2013 primarily due to lower unit costs for specialty plastics. The lower unit costs were due to higher capacity utilization resulting from previous inventory management decisions and to meet demand for Eastman Tritan™ copolyester.

In 2013, the Company began the expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility. This expansion is expected to be operational in the second half of 2014.

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets in the Asia Pacific region. In mid-2014, management plans to complete evaluation of the timing of a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

In March 2014, the Company entered into a definitive agreement to acquire Commonwealth Laminating & Coating, Inc., a specialty films business. The acquisition is expected to be completed in the second half of 2014, and the acquired business will be reported in the AM segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2014	2013	$	%

Sales	$354	$346	$8	2%
Volume effect			(8)	(2)%
Price effect			15	4%
Exchange rate effect			1	—%

Operating earnings	117	114	3	3%

Sales revenue in first quarter 2014 increased compared to first quarter 2013 primarily due to higher selling prices partially offset by lower sales volume. Lower acetate tow sales volume, primarily due to the combination of customer buying patterns and additional industry capacity, including Eastman's China acetate tow joint venture, was partially offset by acetate flake sales volume to the joint venture.

Operating earnings in first quarter 2014 increased slightly compared to first quarter 2013 primarily due to $17 million of higher selling prices and slightly lower raw material and energy costs. This was mostly offset by $10 million in lower sales volume and related lower capacity utilization. Income or loss from the joint venture is reported as an equity investment in "Other (income) charges, net" within the Unaudited Consolidated Statements of Earnings.

Specialty Fluids & Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2014	2013	$	%

Sales	$601	$607	$(6)	(1)%
Volume effect			(21)	(3)%
Price effect			15	2%
Exchange rate effect			—	—%

Operating earnings	64	95	(31)	(33)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first quarter 2014 decreased compared to first quarter 2013 primarily due to lower sales volume for specialty fluids and other intermediates product lines, partially offset by higher selling prices.  Lower sales volume for specialty fluids was primarily due to the timing of customer project completions. Higher selling prices were primarily due to increased sales of higher priced specialty fluids products and higher raw material and energy costs.

Operating earnings in first quarter 2014 decreased compared to first quarter 2013 primarily due to higher raw material and energy costs, particularly for propane, exceeding higher selling prices by $19 million. The decrease was also due to lower sales volume of $9 million, primarily for specialty fluids, and costs of $6 million for a weather-related outage at the Longview, Texas facility.

The Company began a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in late 2014 or early 2015 to support expected demand in the industrial chemicals and processing market. In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2015, which is expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company continues to benefit from a propylene market contract improving its cost position for purchased propylene.

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity while retaining its cost-advantaged integrated position to propylene.

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol, including the announcement in fourth quarter 2013 of the development, in conjunction with a third party, of advanced proprietary technology for the production of mono ethylene glycol from synthesis gas-based feedstocks.

In January 2014, the Company entered into a definitive agreement to acquire the assets of BP plc's global aviation turbine engine oil business, which had 2013 annual revenues of approximately $100 million. When added to the segment's Skydrol® aviation fluids, the acquired product portfolio is expected to enable Eastman to better meet the global aviation industry's needs. The acquisition is expected to be completed in second quarter 2014.

Other

	First Quarter
(Dollars in millions)	2014	2013

Sales	$1	$6

Operating loss
Growth initiatives and businesses not allocated to segments	$(13)	$(21)
Pension and other postretirement benefit income (expense) not allocated to operating segments	3	3
Integration and restructuring costs related to the acquisition of Solutia	(12)	(10)
Operating loss before exclusions	(22)	(28)
Integration costs related to the acquisition of Solutia	9	7
Asset impairments and restructuring charges, net	3	3
Operating loss excluding non-core or non-recurring items	$(10)	$(18)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable. Due to decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative and to shut-down the Photovoltaics product line there were no related sales revenue or costs in first quarter 2014.  For more information, see Note 16, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating losses included $3 million for severance related to the continued integration of Solutia in first quarter 2014. For more information, see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Pension expense not allocated to operating segments was $3 million in both first quarter 2014 and 2013. For more information, see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding integration costs related to the continued integration of Solutia and asset impairments and restructuring charges, the decreased operating losses were primarily due to decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative and to shut-down the Photovoltaics product line, including the primary production facility in Germany.

The Company continues to explore and invest in growth initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  One of these initiatives is EastmanTM microfiber technology.

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
(Dollars in millions)	2014	2013	Change
United States and Canada	$1,073	$1,081	(1)%
Asia Pacific	601	595	1%
Europe, Middle East, and Africa	514	513	—%
Latin America	117	118	(1)%
	$2,305	$2,307	—%

Sales revenue in United States and Canada decreased slightly in first quarter 2014 compared to first quarter 2013 primarily due to lower sales revenue in the AM and A&P segments partially offset by higher sales revenue in the SFI and AFP segments.

Sales revenue in Asia Pacific increased slightly in first quarter 2014 compared to first quarter 2013 primarily due to higher sales revenue in the Fibers and AM segments, partially offset by lower sales revenue in the SFI segment.

Sales revenue in Europe, Middle East, and Africa was relatively unchanged in first quarter 2014 compared to first quarter 2013 primarily due to the higher sales revenue in the A&P and AFP segments mostly offset by lower sales revenue in the Fibers segment and in "Other" due to the 2013 shut-down of the Photovoltaics product line.

Sales revenue in Latin America decreased slightly in first quarter 2014 compared to first quarter 2013 primarily due to lower sales revenue in the AFP, A&P, and SFI segments mostly offset by higher sales revenue in the AM segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2013 Annual Report on Form 10-K and "Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Three Months
(Dollars in millions)	2014	2013
Net cash provided by (used in)
Operating activities	$(30)	$5
Investing activities	(119)	(83)
Financing activities	98	10
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net change in cash and cash equivalents	(52)	(71)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$185	$178

Cash used in operating activities was $30 million in first three months 2014 compared with cash provided by operating activities of $5 million in first three months 2013.  The change in cash from operating activities was primarily due to a greater increase in inventory and higher variable compensation, partially offset by a lower increase in trade receivables. Inventory increased $116 million in first three months 2014 compared with an increase of $53 million in first three months 2013. The greater inventory increase in first three months 2014 was primarily due to preparation for upcoming planned manufacturing maintenance in second quarter and early third quarter. Variable compensation increased primarily due to changes in design of certain variable compensation programs. Trade receivables increased $118 million in first three months 2014 compared with an increase of $155 million in first three months 2013. The increase in trade receivables was lower in first three months 2014 due to less of an increase in sales revenue during first three months 2014 compared with first three months 2013.

Cash used in investing activities increased $36 million in first three months 2014 compared with first three months 2013. Cash used for additions to properties and equipment was $122 million in first three months 2014 and $87 million in first three months 2013.

Cash provided by financing activities increased $88 million in first three months 2014 compared with first three months 2013.  During first three months 2014, the Company had net proceeds of $257 million from commercial paper borrowings and $125 million in proceeds from its accounts receivable securitization facility (the "A/R Facility"). During first three months 2013, the Company had net proceeds of $200 million from commercial paper borrowings, and repaid $200 million of borrowings under the Term Loan. Share repurchases totaled $260 million in first three months 2014 compared with $32 million in first three months 2013. Dividend payments were $53 million in first three months 2014 and $1 million in first three months 2013. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2014, the Company expects capital expenditures of approximately $600 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2014 are expected to be funding growth initiatives and returning cash to stockholders by dividend payments and stock repurchases.

Liquidity and Capital Resources

At March 31, 2014, the Company had access to the sources of liquidity described below.

In October 2013, the Company entered into a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  The Credit Facility amends and extends, and has terms substantially similar to, the $750 million revolving credit agreement entered into in December 2011. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2014 the Company's commercial paper borrowings were $682 million with a weighted average interest rate of 0.31 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

The Company also has a $250 million line of credit under its A/R Facility, expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2014, the Company's borrowings under the A/R Facility were $125 million secured by trade receivables with an interest rate of 0.90 percent. At December 31, 2013, the Company had no outstanding borrowings under the A/R Facility.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $443 million and $825 million as of March 31, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first three months 2014, the Company did not make any contributions to its U.S. defined benefit pension plans. In 2014, the Company expects U.S. defined benefit pension plan funding of $120 million, of which approximately $90 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for first quarter 2014 compared to fourth quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  Eastman management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $122 million and $87 million in first three months 2014 and 2013, respectively.  The expenditures in first three months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments.  The expenditures in first three months 2013 were primarily for improvements to plants and equipment and organic growth initiatives particularly in the SFI segment. The Company expects that 2014 capital spending will be approximately $600 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales.

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $355 million and $368 million at March 31, 2014 and December 31, 2013, respectively.  At both March 31, 2014 and December 31, 2013, this reserve included $9 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $334 million to the maximum of $575 million and from the minimum or best estimate of $341 million to the maximum of $581 million at March 31, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both March 31, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $20 million and $27 million at March 31, 2014 and December 31, 2013, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first three months 2014 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Net charges taken	—
Cash reductions	(7)
Balance at March 31, 2014	$334

Other Commitments

At March 31, 2014, the Company's obligations under notes and debentures and credit facilities totaled $4.6 billion to be paid over a period of approximately 30 years.  See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at March 31, 2014 totaling $2.3 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $261 million over a similar number of years.  Of the total lease commitments, approximately 60 percent relate to real property, including office space, storage facilities, and land; approximately 30 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at March 31, 2014, totaling $1.8 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of March 31, 2014, there have been no material changes to the Company's commitments at December 31, 2013. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2013 Annual Report on Form 10-K.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, see Note 8, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of approximately $49 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

Treasury Stock

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million of repurchases in August 2013, acquiring a total of 6,141,999 shares.

In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2014, a total of 1,160,349 shares have been repurchased under this authorization for a total amount of $100 million.

During first three months 2014, the Company repurchased 3,172,772 shares of common stock for a cost of approximately $260 million.

Dividends

The Company declared cash dividends of $0.35 and $0.30 per share in first quarter 2014 and 2013, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 17 "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

2014 OUTLOOK

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

The Company expects its revenue growth will approximate global GDP growth of three percent for the full year 2014.

The Company expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and the Company will continue to use pricing and hedging strategies to mitigate this volatility. However, the Company expects that the volatility in propane raw material costs will negatively impact earnings primarily in the SFI segment, especially in the first half of 2014.

For 2014, the Company also expects:

•	operating results to benefit from capacity expansions and improved product mix;

•	cash generated by operating activities of approximately $1.4 billion;

•	capital spending to be approximately $600 million;

•	to fund growth initiatives, dividend payments, and stock repurchases; and

•	its full year tax rate on reported earnings before income tax to be approximately 28 percent.

Based upon the foregoing expectations, and given the strength of the Company's differentiated portfolio of businesses, the Company expects full year 2014 earnings per diluted share to be between $6.70 and $7.00 per share. Non-core or non-recurring costs, charges, losses or gains are excluded from the earnings per share projection.

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

The Company and its facilities and businesses are subject to complex, health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Specifically, pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Environmental Enforcement Action

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2014	606,900	$78.27	606,900	$112
February 1 - 28, 2014	1,405,481	$79.93	1,405,481	$1,000
March 1 - 31, 2014	1,160,391	$86.18	1,160,391	$900
Total	3,172,772	$81.90	3,172,772

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In May 2013, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares. In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of March 31, 2014, a total of 1,160,349 shares have been repurchased under this authorization for a total amount of $100 million. During first three months 2014, the Company repurchased 3,172,772 shares of common stock for a cost of approximately $260 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 46.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	April 29, 2014	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	48

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2014	49

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2014	50

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2014	51

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2014	52

99.01	Subsidiaries of the Company	53-56

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document