Form 10-Q
period 2014-06-30
EASTMAN CHEMICAL CO
filed 2014-07-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2014
Common Stock, par value $0.01 per share	149,131,297
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 57 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 56

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	53

1A.	Risk Factors	53

2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

6.	Exhibits	54

SIGNATURES

Signatures	55

EXHIBIT INDEX

Exhibit Index	56

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Sales	$2,460	$2,440	$4,765	$4,747
Cost of sales	1,803	1,763	3,513	3,454
Gross profit	657	677	1,252	1,293
Selling, general and administrative expenses	172	180	340	351
Research and development expenses	56	51	109	100
Asset impairments and restructuring charges (gains), net	(7)	18	6	21
Operating earnings	436	428	797	821
Net interest expense	45	46	87	93
Other charges (income), net	(8)	—	(11)	1
Earnings from continuing operations before income taxes	399	382	721	727
Provision for income taxes from continuing operations	107	116	195	213
Earnings from continuing operations	292	266	526	514
Earnings from discontinued operations, net of tax	2	—	2	—
Net earnings	$294	$266	$528	$514
Less: Net earnings attributable to noncontrolling interest	2	2	3	3
Net earnings attributable to Eastman	$292	$264	$525	$511
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$290	$264	$523	$511
Earnings from discontinued operations, net of tax	2	—	2	—
Net earnings attributable to Eastman stockholders	$292	$264	$525	$511
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$1.94	$1.71	$3.47	$3.31
Earnings from discontinued operations	0.02	—	0.02	—
Basic earnings per share attributable to Eastman	$1.96	$1.71	$3.49	$3.31
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.92	$1.69	$3.43	$3.26
Earnings from discontinued operations	0.01	—	0.02	—
Diluted earnings per share attributable to Eastman	$1.93	$1.69	$3.45	$3.26

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Comprehensive Income
Net earnings including noncontrolling interest	$294	$266	$528	$514
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	9	15	13	(35)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(3)	(8)	(7)
Derivatives and hedging:
Unrealized (loss) gain during period	6	(10)	6	4
Reclassification adjustment for (losses) gains included in net income	(6)	3	(9)	5
Total other comprehensive income (loss), net of tax	5	5	2	(33)
Comprehensive income including noncontrolling interest	299	271	530	481
Comprehensive income attributable to noncontrolling interest	2	2	3	3
Comprehensive income attributable to Eastman	$297	$269	$527	$478
Retained Earnings
Retained earnings at beginning of period	$4,191	$3,239	$4,012	$3,038
Net earnings attributable to Eastman	292	264	525	511
Cash dividends declared	(52)	(47)	(106)	(93)
Retained earnings at end of period	$4,431	$3,456	$4,431	$3,456

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$175	$237
Trade receivables, net	1,071	880
Miscellaneous receivables	155	208
Inventories	1,354	1,264
Other current assets	231	251
Total current assets	2,986	2,840
Properties
Properties and equipment at cost	10,147	9,958
Less: Accumulated depreciation	5,804	5,668
Net properties	4,343	4,290
Goodwill	2,701	2,637
Intangible assets, net of accumulated amortization	1,881	1,761
Other noncurrent assets	327	317
Total assets	$12,238	$11,845
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,274	$1,470
Total current liabilities	1,274	1,470
Long-term borrowings	4,773	4,254
Deferred income tax liabilities	572	496
Post-employment obligations	1,272	1,297
Other long-term liabilities	388	453
Total liabilities	8,279	7,970
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,121,916 and 215,131,237 for 2014 and 2013, respectively)	2	2
Additional paid-in capital	1,803	1,778
Retained earnings	4,431	4,012
Accumulated other comprehensive income	173	171
	6,409	5,963
Less: Treasury stock at cost (67,041,417 shares for 2014 and 62,714,861 shares for 2013)	2,527	2,167
Total Eastman stockholders' equity	3,882	3,796
Noncontrolling interest	77	79
Total equity	$3,959	$3,875
Total liabilities and stockholders' equity	$12,238	$11,845

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2014	2013
Cash flows from operating activities
Net earnings	$528	$514
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	217	218
Asset impairment charges	8	6
Gain on sale of assets	(5)	—
Provision for deferred income taxes	61	46
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(191)	(214)
(Increase) decrease in inventories	(54)	(35)
Increase (decrease) in trade payables	(44)	(32)
Pension and other postretirement contributions (in excess of) less than expenses	(45)	(42)
Variable compensation (in excess of) less than expenses	(53)	(9)
Other items, net	(33)	(85)
Net cash provided by operating activities	389	367
Cash flows from investing activities
Additions to properties and equipment	(254)	(187)
Proceeds from sale of assets	12	5
Acquisitions, net of cash acquired	(283)	—
Additions to capitalized software	(1)	(1)
Other items, net	2	(8)
Net cash used in investing activities	(524)	(191)
Cash flows from financing activities
Net increase in commercial paper borrowings	26	300
Proceeds from borrowings	615	150
Repayment of borrowings	(125)	(555)
Dividends paid to stockholders	(106)	(47)
Treasury stock purchases	(360)	(78)
Dividends paid to noncontrolling interest	(9)	(7)
Proceeds from stock option exercises and other items, net	30	47
Net cash provided by (used in) financing activities	71	(190)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net change in cash and cash equivalents	(62)	(15)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$175	$234

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In second quarter 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

2.	ACQUISITIONS

BP plc's Global Aviation Turbine Engine Oil Business
On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business ("aviation turbine oil business") for a total cash purchase price of $283 million, prior to post-closing adjustments. The acquisition was accounted for as a business combination and is reported in the Specialty Fluids & Intermediates ("SFI") segment. Added to the Skydrol® aviation hydraulic fluids, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry. The initial accounting is not complete for all acquired assets and liabilities. The table below shows the preliminary fair value purchase price allocation for this acquisition:

(Dollars in millions)	As of June 2, 2014
Current assets	$42
Machinery and equipment	11
Goodwill	68
Intangible assets	162
Total purchase price	$283

Current assets consist primarily of inventory acquired. Machinery and equipment acquired included manufacturing operations in Linden, New Jersey and technology resources in Naperville, Illinois. Management valued machinery and equipment using the cost approach supported by published industry sources.

In connection with the purchase transaction, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  All goodwill recognized is expected to be deductible for tax purposes.

Intangible assets acquired included brands that are business-to-business in nature. Also acquired were customer relationships in the aviation industry. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer chemical companies.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets acquired on June 2, 2014
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$66	15
Indefinite-lived intangible assets
Brands	96
Total	$162

In second quarter 2014, the Company recognized $3 million and $1 million in transaction and integration costs, respectively, related to the acquisition.  Transaction and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, the acquired inventories were marked to fair value. Approximately one quarter of these inventories were sold in second quarter 2014 resulting in a $2 million increase in cost of sales.

Beginning in June, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2014	2013
At FIFO or average cost (approximates current cost)
Finished goods	$1,046	$976
Work in process	301	300
Raw materials and supplies	509	494
Total inventories	1,856	1,770
LIFO Reserve	(502)	(506)
Total inventories	$1,354	$1,264

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both June 30, 2014 and December 31, 2013.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2014	2013
Trade creditors	$704	$762
Accrued payrolls, vacation, and variable-incentive compensation	123	205
Accrued taxes	68	80
Post-employment obligations	56	59
Interest payable	49	46
Environmental contingent liabilities, current portion	40	40
Other	234	278
Total payables and other current liabilities	$1,274	$1,470

Included in "Other" above are certain accruals for payroll deductions and employee benefits, dividends payable, the current portion of hedging liabilities, divestitures, and other payables and accruals.

5.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2014	2013	2014	2013
Provision for income taxes from continuing operations	$107	$116	$195	$213
Effective tax rate	27%	30%	27%	29%

The second quarter and first six months 2014 effective tax rate reflects benefit from the integration of Eastman and Solutia business operations and legal entity structures. The first six months 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to a research and development ("R&D") tax credit.

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2014	2013
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	998
6.30% notes due 2018	170	171
5.5% notes due 2019	250	250
4.5% notes due 2021	250	250
3.6% notes due 2022	893	894
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	495	—
Credit facilities and commercial paper borrowings	451	425
Total borrowings	4,773	4,254
Borrowings due within one year	—	—
Long-term borrowings	$4,773	$4,254

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 15, 2014, the Company issued 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of approximately $10 million in transaction costs, were $490 million.

Credit Facility and Commercial Paper Borrowings

The Company has access to borrowings under a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At June 30, 2014 the Company's commercial paper borrowings were $451 million with a weighted average interest rate of 0.29 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014 $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $799 million and $825 million as of June 30, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at June 30, 2014 and December 31, 2013 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified as Level 1.  The fair value for the Company's floating-rate borrowings, which relate to the A/R Facility and commercial paper, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at June 30, 2014
(Dollars in millions)	Recorded Amount June 30, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,773	$5,097	$4,646	$451	$—

		Fair Value Measurements at December 31, 2013
(Dollars in millions)	Recorded Amount December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,254	$4,366	$3,941	$425	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  In second quarter 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of June 30, 2014, the total notional amount of the Company's interest rate swaps was $400 million. As of December 31, 2013, the Company had no fair value hedges.

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

As of June 30, 2014, the total notional amounts of the Company's foreign exchange forward and option contracts were €954 million (approximately $1,320 million equivalent) and ¥6.6 billion (approximately $65 million equivalent). The total notional volume hedged for feedstock was 15 million barrels and for energy was 4 million mmbtu ("million british thermal units"). The Company had no outstanding hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at June 30, 2014.

As of December 31, 2013, the total notional amounts of the Company's foreign exchange forward and option contracts were €954 million (approximately $1,320 million equivalent) and ¥8.3 billion (approximately $80 million equivalent). The total notional volume hedged for feedstock was approximately 8 million barrels.  The Company had no outstanding hedges for energy or forward starting interest rate swaps.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2014
Description	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$45	$—	$45	$—
Derivative Liabilities	(36)	—	(36)	—
	$9	$—	$9	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(46)	—	(46)	—
	$12	$—	$12	$—

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

The table below presents a rollforward of activity for these assets (liabilities) for the period ended June 30, 2014:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	Second Quarter		First Six Months
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$—	$(12)	$—	$(5)
Realized gain (loss) in sales revenue	—	(3)	—	(7)
Change in unrealized gain (loss)	—	5	—	(2)
Settlements	—	3	—	7
Transfers (out) in of Level 3	—	—	—	—
Balance at end of period	$—	$(7)	$—	$(7)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of June 30, 2014 and December 31, 2013. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $29 million and a derivative in a net liability position of $20 million as of June 30, 2014. The Company does not have any cash collateral due under such agreements.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	June 30, 2014	December 31, 2013
Cash Flow Hedges
Commodity contracts	Other current assets	$15	$20
Commodity contracts	Other noncurrent assets	9	7
Foreign exchange contracts	Other current assets	14	17
Foreign exchange contracts	Other noncurrent assets	7	14
		$45	$58

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	June 30, 2014	December 31, 2013
Fair Value Hedges
Interest rate swaps	Other long-term liabilities	$1	$—
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	2	—
Commodity contracts	Other long-term liabilities	1	—
Foreign exchange contracts	Payables and other current liabilities	16	21
Foreign exchange contracts	Other long-term liabilities	16	25
		$36	$46

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

Second Quarter
(Dollars in millions)	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized Income on Derivatives
Derivatives in Fair Value Hedging Relationships		June 30, 2014	June 30, 2013
Interest rate contracts	Net interest expense	$1	$—
		$1	$—

First Six Months
(Dollars in millions)	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized Income on Derivatives
Derivatives in Fair Value Hedging Relationships		June 30, 2014	June 30, 2013
Interest rate contracts	Net interest expense	$1	$—
		$1	$—

	Second Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Commodity contracts	$(3)	$(2)	Sales	$—	$(3)
			Cost of Sales	11	(3)
Foreign exchange contracts	4	(6)	Sales	—	4
Forward starting interest rate swap contracts	(1)	1	Net interest expense	(2)	(2)
	$—	$(7)		$9	$(4)

	First Six Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Commodity contracts	$(5)	$(4)	Sales	$—	$(7)
			Cost of sales	19	(3)
Foreign exchange contracts	2	11	Sales	(1)	6
Forward starting interest rate swap contracts	—	2	Net interest expense	(4)	(4)
	$(3)	$9		$14	$(8)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $67 million at June 30, 2014 and $60 million at June 30, 2013.  If realized, $4 million net gains in second quarter 2014 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in second quarter and first six months 2014 or second quarter and first six months 2013.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized $2 million net gains or losses during second quarter 2014 and no net losses during second quarter 2013 on nonqualifying derivatives.  The Company recognized approximately $3 million net gains and $2 million net losses on nonqualifying derivatives during the first six months of 2014 and 2013, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$10	$4	$11	$3	$2	$3
Interest cost	25	8	22	7	11	11
Expected return on assets	(35)	(10)	(32)	(8)	(1)	(2)
Amortization of:
Prior service cost (credit)	(1)	—	(1)	—	(6)	(5)
Net periodic benefit cost	$(1)	$2	$—	$2	$6	$7

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$20	$7	$21	$7	$4	$6
Interest cost	50	16	44	14	22	22
Expected return on assets	(71)	(19)	(64)	(17)	(3)	(4)
Amortization of:
Prior service cost (credit)	(2)	—	(2)	—	(12)	(10)
Net periodic benefit cost	$(3)	$4	$(1)	$4	$11	$14

The Company contributed $27 million and $24 million to its U.S. defined benefit pension plans in first six months 2014 and 2013, respectively.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2014 totaling $2.1 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $261 million over a similar number of years.  Of the total lease commitments, approximately 60 percent relate to real property, including office space, storage facilities, and land; approximately 30 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at June 30, 2014 totaled $121 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of $22 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $354 million and $368 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $334 million to the maximum of $570 million and from the minimum or best estimate of $341 million to the maximum of $581 million at June 30, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both June 30, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $20 million and $27 million at June 30, 2014 and December 31, 2013, respectively.

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

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Changes in estimates recorded to earnings and other	4
Cash reductions	(11)
Balance at June 30, 2014	$334

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2014	December 31, 2013
Environmental contingent liabilities, current	$40	$40
Environmental contingent liabilities, long-term	314	328
Total	$354	$368

11.	LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2014 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875
Net Earnings	—	—	525	—	—	525	3	528
Cash Dividends Declared (1) ($0.70 per share)	—	—	(106)	—	—	(106)	—	(106)
Other Comprehensive Income	—	—	—	2	—	2	—	2
Share-Based Compensation Expense (2)	—	16	—	—	—	16	—	16
Stock Option Exercises	—	11	—	—	—	11	—	11
Other (3)	—	(2)	—	—	—	(2)	(1)	(3)
Share Repurchase	—	—	—	—	(360)	(360)	—	(360)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2014	2	1,803	4,431	173	(2,527)	3,882	77	3,959

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$105	$65	$(46)	$(1)	$123
Period change	28	13	7	—	48
Balance at December 31, 2013	133	78	(39)	(1)	171
Period change	13	(8)	(3)	—	2
Balance at June 30, 2014	$146	$70	$(42)	$(1)	$173

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$9	$9	$15	$15
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(7)	(4)	(6)	(3)
Derivatives and hedging: (2)
Unrealized (loss) gain	9	6	(16)	(10)
Reclassification adjustment for gains included in net income	(9)	(6)	5	3
Change in derivatives and hedging	—	—	(11)	(7)
Total other comprehensive income (loss)	$2	$5	$(2)	$5

	First Six Months
	2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$12	$13	$(35)	$(35)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(14)	(8)	(12)	(7)
Derivatives and hedging:(2)
Unrealized gain (loss) during period	9	6	7	4
Reclassification adjustment for gains included in net income	(14)	(9)	8	5
Change in derivatives and hedging	(5)	(3)	15	9
Total other comprehensive income (loss)	$(7)	$2	$(32)	$(33)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations:

	Second Quarter		First Six Months
	2014	2013	2014	2013
(In millions, except per share amounts)
Numerator
Earnings attributable to Eastman stockholders:
Earnings from continuing operations, net of tax	$290	$264	$523	$511

Denominator
Weighted average shares used for basic EPS	149.5	154.4	150.4	154.4
Dilutive effect of stock options and other award plans	1.8	2.3	1.8	2.3
Weighted average shares used for diluted EPS	151.3	156.7	152.2	156.7

EPS from continuing operations (1)
Basic	$1.94	$1.71	$3.47	$3.31
Diluted	$1.92	$1.69	$3.43	$3.26

(1)	Earnings per share are calculated using whole dollars and shares.

In both second quarter and first six months 2014, common shares underlying options to purchase 210,143 shares of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2014 reflect the impact of share repurchases of 1,153,784 and 4,326,556 shares, respectively.

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

The Company declared cash dividends of $0.35 and $0.30 per share in second quarter 2014 and 2013, respectively, and $0.70 and $0.60 per share in first six months 2014 and 2013, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In second quarter and first six months 2014, there were net asset impairments and restructuring gains of $7 million and charges of $6 million, respectively.

During second quarter 2014, the Company recognized gains from the sales of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In first six months 2014, charges consisted of $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the Advanced Materials ("AM") segment primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. First six months 2014 also included $3 million of restructuring charges for severance associated with the continued integration of Solutia.

In second quarter and first six months 2013, there were net asset impairments and restructuring charges of $18 million and $21 million, respectively.

During second quarter 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During second quarter 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees.

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

Changes in Reserves for Asset Impairments, Restructuring Charges (Gains), and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring gains and charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2013 and first six months 2014:

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2013
Non-cash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure and restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2014
Non-cash charges	$—	$8	$(8)	$—	$—
Severance costs	22	3	—	(14)	11
Site closure and restructuring costs	14	(5)	—	(1)	8
Total	$36	$6	$(8)	$(15)	$19

During 2013, the Company accrued for employee separations associated with the acquisition and integration of Solutia. Substantially all separation payments for the 2013 accruals will be completed by December 31, 2014.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In both second quarter 2014 and 2013, approximately $8 million, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on both second quarter 2014 and 2013 net earnings of approximately $5 million is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2014 and 2013, approximately $17 million and $19 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first six months 2014 and 2013 net earnings of approximately $10 million and $12 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Six Months
	2014	2013
Other current assets	$21	$22
Other noncurrent assets	16	19
Payables and other current liabilities	(28)	(60)
Long-term liabilities and equity	(42)	(66)
Total	$(33)	$(85)

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

Included in second quarter and first six months 2013 "other" sales revenue and operating earnings were the Perennial Wood™ growth initiative and the Photovoltaics product line acquired from Solutia. There were no sales revenue or operating losses related to Perennial Wood™ included in second quarter or first six months 2014 as a result of decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative.

Included in second quarter 2014 "other" operating loss were acquisition transaction and integration costs of $3 million and $7 million, respectively and a gain from the sale of previously impaired assets at the former Photovoltaics production facility in Germany of $5 million. Included in first six months 2014 "other" operating loss were acquisition transaction and integration costs of $3 million and $16 million, respectively, for the Solutia and aviation turbine oil business acquisitions. Included in first six months 2014 "other" operating loss were restructuring charges of $3 million, primarily for severance associated with the continued integration of Solutia. Included in second quarter and first six months 2013 "other" operating loss were Solutia integration costs of $8 million and $15 million, respectively, and restructuring charges of $3 million and $6 million, respectively, for the severance associated with the continued integration of Solutia.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2014	2013
Sales
Additives & Functional Products	$452	$430
Adhesives & Plasticizers	358	339
Advanced Materials	631	625
Fibers	386	363
Specialty Fluids & Intermediates	633	677
Total Sales by Segment	2,460	2,434
Other	—	6
Total Sales	$2,460	$2,440

	First Six Months
(Dollars in millions)	2014	2013
Sales
Additives & Functional Products	$875	$849
Adhesives & Plasticizers	703	684
Advanced Materials	1,212	1,209
Fibers	740	709
Specialty Fluids & Intermediates	1,234	1,284
Total Sales by Segment	4,764	4,735
Other	1	12
Total Sales	$4,765	$4,747

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2014	2013
Operating Earnings (Loss)
Additives & Functional Products (1)(2)(3)	$105	$104
Adhesives & Plasticizers (2)	56	49
Advanced Materials (2)(3)	80	82
Fibers	123	116
Specialty Fluids & Intermediates (2)(4)	94	117
Total Operating Earnings by Segment	458	468
Other (5)
Growth initiatives and businesses not allocated to segments (6)(7)(8)	(15)	(32)
Pension and other postretirement benefit costs not allocated to operating segments	3	3
Acquisition transaction, integration, and restructuring costs (9)(10)(11)	(10)	(11)
Total Operating Earnings	$436	$428

(1)	Included in second quarter 2014 earnings is a $2 million gain related to the sale of previously impaired assets at a former polymers production facility in China.

(2)
Included in second quarter 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the AFP, A&P, AM, and SFI segments, respectively, primarily related to severance.

(3)
Included in second quarter 2013 earnings is a reduction in previous charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the AFP and AM segments, respectively.

(4)
Included in second quarter 2014 are additional costs of acquired aviation turbine oil business inventories. Approximately one quarter, or $2 million, of these inventories were sold in second quarter 2014 resulting in an increase in cost of sales. For additional information see Note 2, "Acquisitions".

(5)
R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(6)
Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013. Businesses not allocated to segments in 2014 include Eastman™ microfiber technology.

(7)	Included in second quarter 2014 earnings is a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

(8)
Included in second quarter 2013 earnings are asset impairments and restructuring charges of $13 million primarily for the closure of a production facility in Germany for the Photovoltaics product line.

(9)	Included in second quarter 2014 are transaction costs of $3 million for the acquisition of the aviation turbine oil business in June 2014.

(10)
Included in second quarter 2014 are integration costs of $7 million, primarily for the acquired Solutia businesses. Included in second quarter 2013 are integration costs of $8 million for the acquired Solutia businesses.

(11)	Included in second quarter 2013 earnings are restructuring charges of $3 million primarily for severance associated with the continued integration of Solutia.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months
(Dollars in millions)	2014	2013
Operating Earnings (Loss)
Additives & Functional Products (1)(2)(3)	$199	$202
Adhesives & Plasticizers (2)	103	98
Advanced Materials (2)(3)(4)	141	147
Fibers	240	230
Specialty Fluids & Intermediates (2)(5)	158	212
Total Operating Earnings by Segment	841	889
Other (6)
Growth initiatives and businesses not allocated to segments (7)(8)(9)	(28)	(53)
Pension and other postretirement benefit costs not allocated to operating segments	6	6
Acquisition transaction, integration, and restructuring costs (10)(11)(12)	(22)	(21)
Total Operating Earnings	$797	$821

(1)	Included in first six months 2014 earnings is a $2 million gain related to the sale of previously impaired assets at a former polymers production facility in China.

(2)
Included in first six months 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the AFP, A&P, AM, and SFI segments, respectively, primarily related to severance.

(3)
Included in first six months 2013 earnings is a reduction in previous charges associated with the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the AFP and AM segments, respectively.

(4)	Included in first six months 2014 earnings are asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line.

(5)
Included in first six months 2014 are additional costs of acquired aviation turbine oil business inventories. Approximately one quarter, or $2 million, of these inventories were sold in second quarter 2014 resulting in an increase in cost of sales. For additional information see Note 2, "Acquisitions".

(6)
R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(7)
Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013. Businesses not allocated to segments in 2014 include Eastman™ microfiber technology.

(8)	Included in first six months 2014 earnings is a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

(9)
Included in first six months 2013 earnings are asset impairments and restructuring charges of $13 million primarily for the closure of a production facility in Germany for the Photovoltaics product line.

(10)	Included in first six months 2014 are transaction costs of $3 million for the acquisition of the aviation turbine oil business in June 2014.

(11)
Included in first six months 2014 are integration costs of $16 million, primarily for the acquired Solutia businesses. Included in first six months 2013 are integration costs $15 million for the acquired Solutia businesses.

(12)	Included in first six months 2014 and 2013 are restructuring charges of $3 million and $6 million, respectively, primarily for severance associated with the continued integration of Solutia.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2014	2013
Assets by Segment (1)
Additives & Functional Products	$3,012	$2,940
Adhesives & Plasticizers	1,043	996
Advanced Materials	3,824	3,807
Fibers	995	974
Specialty Fluids & Intermediates	2,425	2,054
Total Assets by Segment	11,299	10,771
Corporate Assets	939	1,074
Total Assets	$12,238	$11,845

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance for discontinued operations. The amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represents strategic shifts that have (or will have) a major effect on any entity's operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity's operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The amendments require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the assets and liability sections, respectively, of the statement of financial position. In addition to enhanced disclosures for discontinued operations, disclosures are required for disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. This guidance is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's future accounting for any discontinued operations or its financial position or results of operations.

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact on the Company's financial position or results of operations and related disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2013 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted earnings from continuing operations per share unless otherwise noted.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, liquidity and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as mark-to-market losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any other quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•
Costs resulting from the sale of acquired BP plc global aviation turbine engine oil business (the "aviation turbine oil business") inventories at fair value (as required by purchase accounting, these inventories were marked to fair value and a portion sold in second quarter 2014);

•	Transaction and integration costs from the Solutia and aviation turbine oil business acquisitions which are non-core costs; and

•	Asset impairments and restructuring charges and gains, net, which, other than severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

	Second Quarter		First Six Months
(Dollars in millions)	2014	2013	2014	2013
Additional costs of acquired inventories	$2	$—	$2	$—
Acquisition transaction costs	3	—	3	—
Acquisition integration costs	7	8	16	15
Asset impairments and restructuring charges (gains), net	(7)	18	6	21

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

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

Similarly, from time to time, Eastman may disclose to investors and securities analysts one or both of alternative non-GAAP measures of "free cash flow", which management defines as (i) cash provided by operating activities, as adjusted, described above, less the amounts of capital expenditures and dividends, and (ii) cash provided by operating activities, as adjusted, described above, less the amount of capital expenditures. Management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow.  Eastman management believes these are appropriate metrics to use to evaluate the Company's overall ability to generate cash to fund future operations, inorganic growth opportunities, and to meet the Company's debt repayment obligations.  Management believes these metrics are useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies.

OVERVIEW

Eastman's portfolio of specialty businesses holds leading market positions and manufactures products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Management believes that despite ongoing economic uncertainty, the Company's key end markets generally benefited from modest global economic growth. Eastman management believes that the Company's global market and manufacturing presence, and vertically integrated manufacturing streams, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's achievement of its growth objectives in the long term.

The Company generated sales revenue of $2.5 billion and $2.4 billion in second quarter 2014 and 2013, respectively, and sales revenue of $4.8 billion and $4.7 billion in first six months 2014 and 2013, respectively.

Operating earnings were $436 million in second quarter 2014 compared with $428 million in second quarter 2013.  Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in second quarter 2014 and 2013 were $441 million and $454 million, respectively. The decline was primarily due to lower Specialty Fluids & Intermediates ("SFI") segment operating earnings of $22 million, including the negative impact of higher raw material and energy costs, particularly for propane. The previously announced unplanned shutdown at the Kingsport, Tennessee facility negatively impacted second quarter 2014 operating earnings by approximately $10 million, primarily due to resulting costs, in the Advanced Materials ("AM"), Fibers, and SFI segments.

Operating earnings were $797 million in first six months 2014 compared with $821 million in first six months 2013. Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in first six months 2014 and 2013 were $824 million and $857 million, respectively. The decline was primarily due to lower SFI segment operating earnings of $53 million, including the negative impact of higher raw material and energy costs, particularly for propane.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in more detail in "Results of Operations", earnings from continuing operations and diluted earnings per share attributable to Eastman are as follows:

	Second Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$290	$1.92	$264	$1.69
Earnings from continuing operations excluding non-core or non-recurring items, net of tax (1)	$291	$1.92	$282	$1.80

	First Six Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$523	$3.43	$511	$3.26
Earnings from continuing operations excluding non-core or non-recurring items, net of tax (1)	$538	$3.54	$535	$3.41

(1)	Excludes the non-core or non-recurring items referenced in "Non-GAAP Financial Measures".

The Company generated $389 million in cash from operating activities in first six months 2014 compared with cash provided by operating activities of $367 million in first six months 2013.  The increase in cash from operating activities was primarily due to lower tax payments partially offset by higher variable compensation. Variable compensation increased primarily due to changes in design of certain variable compensation programs.

In 2014, the Company made progress on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	In the Adhesives & Plasticizers ("A&P") segment:

◦	completing the capacity expansion of its Eastman 168™ non-phthalate plasticizers at its manufacturing facility in Texas City, Texas in second quarter 2014.

•	in the AM segment:

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

◦
continuing a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the first half of 2015 to support expected demand in the industrial chemicals and processing market; and

◦
completing the acquisition of the aviation turbine oil business from BP plc. Added to the segment's Skydrol® aviation hydraulic fluids, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Sales	$2,460	$2,440	1%	$4,765	$4,747	—%
Volume effect			—%			(1)%
Price effect			—%			1%
Exchange rate effect			1%			—%

Sales revenue was slightly higher in second quarter 2014 compared to second quarter 2013. Sales revenue was relatively unchanged in first six months 2014 compared to first six months 2013.

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Gross Profit	$657	$677	(3)%	$1,252	$1,293	(3)%
Additional costs of acquired inventories	2	—		2	—
Gross Profit excluding non-core or non-recurring items	$659	$677	(3)%	$1,254	$1,293	(3)%

Gross profit decreased in second quarter and first six months 2014 compared with second quarter and first six months 2013 by $20 million and $41 million, respectively. Gross profit decreased primarily in the SFI segment due to lower sales volume of $13 million and $22 million, respectively, and higher raw material and energy costs, particularly for propane, exceeding higher selling prices by $5 million and $24 million, respectively. The previously announced unplanned shutdown at the Kingsport facility negatively impacted second quarter and first six months 2014 gross profit by approximately $10 million, primarily costs, in the AM, Fibers, and SFI segments.

Gross profit in second quarter and first six months 2014 was negatively impacted by $2 million for the sale of the acquired aviation turbine oil business inventories, which were marked to fair value as required by purchase accounting. For more information see Note 2, "Acquisitions", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selling, General and Administrative Expenses	$172	$180	(4)%	$340	$351	(3)%
Acquisition transaction costs	(3)	—		(3)	—
Acquisition integration costs	(7)	(8)		(16)	(15)
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$162	$172	(6)%	$321	$336	(4)%

SG&A expenses in second quarter and first six months 2014 were lower compared to second quarter and first six months 2013 primarily due to Solutia acquisition cost reduction synergies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Research and Development Expenses	$56	$51	10%	$109	$100	9%

Research and development ("R&D") expenses were higher in second quarter and first six months 2014 compared to second quarter and first six months 2013 primarily due to increased R&D for growth initiatives in the AM and Additives & Functional Products ("AFP") segments.

Asset Impairments and Restructuring (Gains) Charges, Net

In second quarter and first six months 2014, there were net asset impairments and restructuring gains of $7 million and charges of $6 million, respectively.

During second quarter 2014, the Company recognized gains from the sale of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In first six months 2014, charges consisted of $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the AM segment primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. First six months 2014 also included $3 million of restructuring charges for severance associated with the continued integration of Solutia.

In second quarter and first six months 2013, there were net asset impairments and restructuring charges of $18 million and $21 million, respectively.

During second quarter 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During second quarter 2013, management also approved and recorded severance charges of $6 million primarily for a voluntary separation plan for certain employees.

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

For more information regarding asset impairments and restructuring charges and gains see Note 14, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Operating earnings	$436	$428	2%	$797	$821	(3)%
Additional costs of acquired inventories	2	—		2	—
Acquisition transaction costs	3	—		3	—
Acquisition integration costs	7	8		16	15
Asset impairments and restructuring charges (gains), net	(7)	18		6	21
Operating earnings excluding non-core or non-recurring items	$441	$454	(3)%	$824	$857	(4)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Gross interest costs	$50	$47		$97	$96
Less: Capitalized interest	2	—		4	1
Interest expense	48	47	2%	93	95	(2)%
Interest income	3	1		6	2
Net interest expense	$45	$46	(2)%	$87	$93	(6)%

Net interest expense decreased $1 million in second quarter 2014 compared to second quarter 2013. The decrease was primarily due to repayment in 2013 of the five-year term loan (the "Term Loan") used to finance part of the Solutia acquisition and increased capitalized interest partially offset by interest expense for the new $500 million principal amount notes issued in May 2014. Net interest expense decreased $6 million in first six months 2014 compared to first six months 2013. The decrease was primarily due to repayment in 2013 of the Term Loan.

Other Charges (Income), Net

	Second Quarter		First Six Months
(Dollars in millions)	2014	2013	2014	2013
Foreign exchange transaction (gains) losses	$—	$(1)	$—	$4
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(1)	(5)	(3)
Other, net	(6)	2	(6)	—
Other charges (income), net	$(8)	$—	$(11)	$1

Included in other charges (income), net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and certain litigation costs and earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2014		2013	2014	2013
Provision for income taxes	$107		$116	$195	$213
Effective tax rate	27%	—	30%	27%	29%

Excluding non-core or non-recurring items, the second quarter and first six months 2014 effective tax rate, and the expected full year tax rate on reported earnings from continuing operations before income tax of approximately 28 percent, reflects benefit from the integration of Eastman and Solutia business operations and legal entity structures. The first six months 2013 effective tax rate was impacted by enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily related to an R&D tax credit.

Earnings from Continuing Operations and Diluted Earnings per Share

	Second Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$290	$1.92	$264	$1.69
Additional costs of acquired inventories, net of tax	1	—	—	—
Acquisition transaction and integration costs, net of tax	6	0.04	6	0.03
Asset impairments and restructuring charges (gains), net of tax	(6)	(0.04)	12	0.08
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$291	$1.92	$282	$1.80

	First Six Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$523	$3.43	$511	$3.26
Additional costs of acquired inventories, net of tax	1	0.01	—	—
Acquisition transaction and integration costs, net of tax	11	0.08	10	0.06
Asset impairments and restructuring charges (gains), net of tax	3	0.02	14	0.09
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$538	$3.54	$535	$3.41

Second quarter and first six months 2014 diluted shares outstanding were less than second quarter and first six months 2013 primarily due to an increased number of shares repurchased in the first six months of 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

	Second Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$290	$1.92	$264	$1.69
Earnings from discontinued operations, net of tax	2	0.01	—	—
Net earnings	$292	$1.93	$264	$1.69

	First Six Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$523	$3.43	$511	$3.26
Earnings from discontinued operations, net of tax	2	0.02	—	—
Net earnings	$525	$3.45	$511	$3.26

In second quarter 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$452	$430	$22	5%	$875	$849	$26	3%
Volume effect			17	4%			16	2%
Price effect			2	—%			6	1%
Exchange rate effect			3	1%			4	—%

Operating earnings	105	104	1	1%	199	202	(3)	(1)%
Asset impairments and restructuring charges (gains), net	(2)	1			(2)	1
Operating earnings excluding non-core or non-recurring items	103	105	(2)	(2)%	197	203	(6)	(3)%

Sales revenue in second quarter and first six months 2014 increased compared to second quarter and first six months 2013 primarily due to higher sales volume for coatings product lines attributed to strengthened demand, particularly for architectural coatings in the building and construction end market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in second quarter 2014 were relatively unchanged compared to second quarter 2013. Operating earnings in second quarter 2014 included a gain of approximately $2 million for previously impaired assets at a former polymers production facility in China. Excluding non-core or non-recurring items, operating earnings decreased slightly in second quarter 2014 compared to second quarter 2013. The decrease was primarily due to higher raw material and energy costs, particularly for propane, offsetting slightly higher selling prices for polymer product lines by $9 million and $3 million costs of refinement and enhancement of Crystex® insoluble sulfur rubber additive technology. The decrease was mostly offset by $9 million of higher sales volume.

Operating earnings in first six months 2014 decreased compared to first six months 2013. Excluding non-core or non-recurring items, operating earnings decreased in first six months 2014 compared to first six months 2013. The decrease was primarily due to higher raw material and energy costs, particularly for propane, offsetting slightly higher selling prices for polymer product lines by $14 million and $5 million costs of refinement and enhancement of Crystex® insoluble sulfur rubber additive technology. The decrease was partially offset by $11 million of higher sales volume.

The Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur rubber additive in order to improve its cost position and introduce a higher performance product into the tires industry market. The Company continues to evaluate timing of incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region.

Adhesives & Plasticizers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$358	$339	$19	6%	$703	$684	$19	3%
Volume effect			29	9%			38	6%
Price effect			(13)	(4)%			(24)	(4)%
Exchange rate effect			3	1%			5	1%

Operating earnings	56	49	7	14%	103	98	5	5%
Asset impairments and restructuring charges (gains), net	—	1			—	1
Operating earnings excluding non-core or non-recurring item	56	50	6	12%	103	99	4	4%

Sales revenue in second quarter and first six months 2014 increased compared to second quarter and first six months 2013 primarily due to higher sales volume more than offsetting lower selling prices. Higher sales volume for adhesives resins product lines, primarily in Europe, was mostly attributed to stronger end-market demand, particularly for hygiene and packaging, and customer inventory destocking that negatively impacted second quarter and first six months 2013. Higher sales volume for plasticizers product lines was primarily attributed to the timing of substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. Lower selling prices for adhesives resins product lines were primarily due to continued competitive pressure resulting from greater industry supply attributed to increased availability of key raw materials and additional competitor capacity. Lower selling prices for plasticizers product lines were primarily attributed to continued competitive pressures resulting from weakened demand in Asia Pacific and Europe.

Excluding non-core or non-recurring items, operating earnings increased in second quarter and first six months 2014 primarily due to higher sales volume of $10 million and $14 million, respectively, and lower operating costs including the benefit of higher capacity utilization that resulted in lower unit costs and targeted cost reductions of $7 million and $14 million, respectively, more than offsetting lower selling prices and slightly higher raw material and energy costs of $14 million and $27 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Expansion of Eastman 168™ non-phthalate plasticizers' capacity at the manufacturing facility in Texas City, Texas was completed in second quarter 2014.

In 2012, the Company announced a joint venture to build a hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited. The Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing depending upon market conditions for hydrogenated hydrocarbon resins. The facility is expected to produce 50,000 metric tons of the A&P segment's Regalite™ hydrogenated hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting expected demand growth for its products in hygiene and packaging applications.

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$631	$625	$6	1%	$1,212	$1,209	$3	—%
Volume effect			3	—%			5	—%
Price effect			(2)	—%			(8)	(1)%
Exchange rate effect			5	1%			6	1%

Operating earnings	80	82	(2)	(2)%	141	147	(6)	(4)%
Asset impairments and restructuring charges (gains), net	—	(1)			10	(1)
Operating earnings excluding non-core or non-recurring items	80	81	(1)	(1)%	151	146	5	3%

Sales revenue in second quarter and first six months 2014 increased slightly compared to second quarter and first six months 2013 as higher sales volume for interlayers with acoustic properties and Eastman Tritan™ copolyester was mostly offset by lower sales volume for Flexure® coated films.

Excluding non-core or non-recurring items, operating earnings in second quarter 2014 were relatively unchanged compared to second quarter 2013. Second quarter 2014 operating earnings were negatively impacted by $3 million, primarily costs, for the unplanned shutdown at the Kingsport site.

Operating earnings in first six months 2014 decreased slightly compared to first six months 2013. Operating earnings in first six months 2014 included asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line. Excluding non-core or non-recurring items, operating earnings increased in first six months 2014 compared to first six months 2013 primarily due to lower unit costs for specialty plastics. The lower unit costs were due to higher capacity utilization resulting from previous inventory management decisions.

In 2013, the Company began the expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility. This expansion is expected to be operational in the second half of 2014.

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets in the Asia Pacific region. The Company continues to evaluate timing of a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

In March 2014, the Company entered into a definitive agreement to acquire Commonwealth Laminating & Coating, Inc., a specialty films business. The acquisition is expected to be completed in the second half of 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$386	$363	$23	6%	$740	$709	$31	4%
Volume effect			9	2%			(2)	—%
Price effect			13	4%			31	4%
Exchange rate effect			1	—%			2	—%

Operating earnings	123	116	7	6%	240	230	10	4%

Sales revenue in second quarter 2014 increased compared to second quarter 2013 primarily due to higher selling prices and sales of acetate flake to Eastman's China acetate tow joint venture more than offsetting lower acetate tow sales volume. The lower acetate tow sales volume was primarily attributed to additional industry capacity including Eastman's China acetate tow joint venture.

Sales revenue in first six months 2014 increased compared to first six months 2013 primarily due to higher selling prices more than offsetting slightly lower sales volume. Lower sales volume for acetate tow, primarily attributed to additional industry capacity including Eastman's China acetate tow joint venture, was mostly offset by higher acetate flake sales volume to Eastman's China acetate tow joint venture.

Operating earnings in second quarter and first six months 2014 increased compared to second quarter and first six months 2013 primarily due to $17 million and $34 million, respectively, of higher selling prices and slightly lower raw material and energy costs, mostly offset by $11 million and $30 million, respectively, in lower sales volume for acetate tow and related lower capacity utilization resulting in higher unit costs. In addition, operating earnings increased by $4 million and $12 million, respectively, due to higher acetate flake sales to Eastman's China acetate tow joint venture. Second quarter and first six months 2014 operating earnings were negatively impacted by $3 million, primarily costs, for the unplanned shutdown at the Kingsport site. Income or loss from the China acetate tow joint venture is reported as an equity investment in "Other (income) charges, net" within the Unaudited Consolidated Statements of Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$633	$677	$(44)	(6)%	$1,234	$1,284	$(50)	(4)%
Volume effect			(58)	(8)%			(74)	(6)%
Price effect			12	2%			22	2%
Exchange rate effect			2	—%			2	—%

Operating earnings	94	117	(23)	(20)%	158	212	(54)	(25)%
Additional costs of acquired inventories	2	—			2	—
Asset impairments and restructuring charges, net	—	1			—	1
Operating earnings excluding non-core or non-recurring items	96	118	(22)	(19)%	160	213	(53)	(25)%

Sales revenue in second quarter 2014 decreased compared to second quarter 2013 partly due to a decrease in sales volume resulting from the first quarter weather-related outage at the Longview, Texas site and the second quarter unplanned shutdown at the Kingsport site. Sales revenue was also negatively impacted by lower sales volume for olefin-based intermediates products resulting from increased use of intermediates in the manufacture of higher-value downstream derivatives in other segments. The sales revenue decrease was partially offset by higher selling prices and higher sales volume for acetyl-based product lines.

Sales revenue in first six months 2014 decreased compared to first six months 2013 partly due to a decrease in sales volume resulting from the first quarter weather-related outage at the Longview, Texas site and the second quarter unplanned shutdown at the Kingsport site. Sales revenue was also negatively impacted by lower sales volume for olefin-based intermediates products resulting from increased use of intermediates in the manufacture of higher-value downstream derivatives in other segments and lower sales volume for specialty fluids, primarily due to the timing of customer project completions. The sales revenue decrease was partially offset by higher selling prices and higher sales volume for acetyl-based product lines and higher selling prices for specialty fluids products.

Excluding non-core or non-recurring items, operating earnings decreased in second quarter 2014 primarily due to lower sales volume of $13 million and higher raw material and energy costs, particularly for propane, exceeding higher selling prices by $5 million. Second quarter 2014 operating earnings were also negatively impacted by $3 million, primarily costs, for the unplanned shutdown at the Kingsport site. Operating earnings in second quarter 2014 included $2 million of additional costs of the acquired aviation turbine oil business inventories. Restructuring charges of $1 million in second quarter 2013 were primarily for severance for a voluntary separation plan for certain employees.

Excluding non-core or non-recurring items, operating earnings decreased in first six months 2014 primarily due to higher raw material and energy costs, particularly for propane, exceeding higher selling prices by $24 million and $22 million from lower sales volume. First six months 2014 operating earnings were also negatively impacted by $6 million of costs for the weather-related outage at the Longview Texas, facility. Operating earnings in first six months 2014 included $2 million of additional costs of the acquired aviation turbine oil business inventories.

The Company began a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in first half 2015 to support expected demand in the industrial chemicals and processing market. In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2016, which is expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company continues to benefit from a propylene market contract improving its cost position for purchased propylene.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company continues to actively pursue options with third parties for monetizing the Company's excess ethylene capacity while retaining its cost-advantaged integrated position to propylene.

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol, including the development, in conjunction with a third party, of advanced proprietary technology for the production of mono ethylene glycol from synthesis gas-based feedstocks.

On June 2, 2014, the Company acquired the aviation turbine oil business. Added to the segment's Skydrol® aviation hydraulic fluids, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry. Beginning in June, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business.

Other

	Second Quarter		First Six Months
(Dollars in millions)	2014	2013	2014	2013

Sales	$—	$6	$1	$12

Operating loss
Growth initiatives and businesses not allocated to segments	$(15)	$(32)	$(28)	$(53)
Pension and other postretirement benefit income (expense) not allocated to operating segments	3	3	6	6
Acquisition transaction, integration, and restructuring costs	(10)	(11)	(22)	(21)
Operating loss before exclusions	(22)	(40)	(44)	(68)
Acquisition transaction costs	3	—	3	—
Acquisition integration costs	7	8	16	15
Asset impairments and restructuring charges (gains), net	(5)	16	(2)	19
Operating loss excluding non-core or non-recurring items	$(17)	$(16)	$(27)	$(34)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable. Due to decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative and to shut-down the Photovoltaics product line there were no related sales revenues or costs in second quarter or first six months 2014.  For more information, see Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating losses for second quarter 2014 included a gain from the sale of previously impaired assets at the former Photovoltaics production facility in Germany of $5 million. Included in second quarter and first six months 2014 are transaction costs of $3 million for the acquisition of the aviation turbine oil business in June 2014 and integration costs of $7 million and $16 million, respectively, for the acquired Solutia and aviation turbine oil businesses. Included in first six months 2014 operating losses were $3 million for severance related to the continued integration of Solutia.

Included in second quarter and first six months 2013 are Solutia integration costs of $8 million and $15 million, respectively. Second quarter and first six months 2013 also included $13 million of asset impairments and restructuring charges primarily for the closure of a production facility in Germany for the Photovoltaics product line. In second quarter and first six months 2013, there were $3 million and $6 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia. For more information, see Note 14, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding non-core or non-recurring items the lower operating losses in first six months 2014 were primarily due to decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative and to shut-down the Photovoltaics product line, including the primary production facility in Germany.

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

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter
(Dollars in millions)	2014	2013	Change
United States and Canada	$1,138	$1,121	2%
Asia Pacific	654	682	(4)%
Europe, Middle East, and Africa	544	509	7%
Latin America	124	128	(3)%
	$2,460	$2,440	1%

Sales revenue in United States and Canada increased slightly in second quarter 2014 compared to second quarter 2013 primarily due to higher sales revenue in the AFP, A&P, and Fibers segments partially offset by lower sales revenue in the SFI segment.

Sales revenue in Asia Pacific decreased slightly in second quarter 2014 compared to second quarter 2013 primarily due to lower sales revenue in the SFI segment, partially offset by higher sales revenue in the AM and Fibers segments.

Sales revenue in Europe, Middle East, and Africa increased in second quarter 2014 compared to second quarter 2013 primarily due to the higher sales revenue in the AFP, A&P, and Fibers segments.

Sales revenue in Latin America decreased slightly in second quarter 2014 compared to second quarter 2013 primarily due to lower sales revenue in the A&P and SFI segments partially offset by higher sales revenue in the Fibers segment.

	Sales Revenue
	First Six Months
(Dollars in millions)	2014	2013	Change
United States and Canada	$2,211	$2,202	—%
Asia Pacific	1,255	1,277	(2)%
Europe, Middle East, and Africa	1,058	1,022	4%
Latin America	241	246	(2)%
	$4,765	$4,747	—%

Sales revenue in United States and Canada increased slightly in first six months 2014 compared to first six months 2013 primarily due to higher sales revenue in the AFP, Fibers, A&P, and SFI segments, mostly offset by lower sales revenue in the AM segment.

Sales revenue in Asia Pacific decreased in first six months 2014 compared to first six months 2013 primarily due to lower sales revenue in the SFI segment, partially offset by higher sales revenue in the Fibers and AM segments.

Sales revenue in Europe, Middle East, and Africa increased in first six months 2014 compared to first six months 2013 primarily due to higher sales revenue in the AFP and A&P segments, partially offset by lower sales revenue in the Other segment.

Sales revenue in Latin America decreased in first six months 2014 compared to first six months 2013 primarily due to lower sales revenue in the A&P and SFI segments, partially offset by higher sales revenue in the AM segment.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Six Months
(Dollars in millions)	2014	2013
Net cash provided by (used in)
Operating activities	$389	$367
Investing activities	(524)	(191)
Financing activities	71	(190)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net change in cash and cash equivalents	(62)	(15)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$175	$234

Cash provided by operating activities was $389 million in first six months 2014 compared with cash provided by operating activities of $367 million in first six months 2013.  The change in cash from operating activities was primarily due to lower tax payments partially offset by higher variable compensation. Variable compensation increased primarily due to changes in design of certain variable compensation programs.

Cash used in investing activities increased $333 million in first six months 2014 compared with first six months 2013. The increase was primarily due to cash used for the acquisition of the aviation turbine oil business in first six months 2014. Cash used for additions to properties and equipment was $254 million in first six months 2014 and $187 million in first six months 2013.

Cash provided by financing activities was $71 million in first six months 2014 compared with $190 million used in first six months 2013.  During first six months 2014, the Company had net proceeds of $490 million from the issuance of new debt and $26 million from commercial paper borrowings. During first six months 2013, the Company had net proceeds of $300 million from commercial paper borrowings and $150 million from its accounts receivable securitization facility (the "A/R Facility"), and repaid $550 million of borrowings under the Term Loan. Share repurchases totaled $360 million in first six months 2014 compared with $78 million in first six months 2013. Dividend payments were $106 million in first six months 2014 and $47 million in first six months 2013. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

In 2014, the Company expects capital expenditures of approximately $575 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2014 are expected to be funding growth initiatives and returning cash to stockholders by dividend payments and stock repurchases.

Liquidity and Capital Resources

At June 30, 2014, the Company had access to the sources of liquidity described below.

The Company has access to borrowings under a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At June 30, 2014 the Company's commercial paper borrowings were $451 million with a weighted average interest rate of 0.29 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014 $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $799 million and $825 million as of June 30, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first six months 2014, the Company made $27 million in contributions to its U.S. defined benefit pension plans. In 2014, the Company expects U.S. defined benefit pension plan funding of $120 million, of which approximately $60 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for second quarter 2014 compared to first quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

Capital Expenditures

Capital expenditures were $254 million and $187 million in first six months 2014 and 2013, respectively.  The expenditures in first six months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments.  The expenditures in first six months 2013 were primarily for improvements to plants and equipment and organic growth initiatives particularly in the SFI segment. The Company expects that 2014 capital spending will be approximately $575 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $354 million and $368 million at June 30, 2014 and December 31, 2013, respectively.  At June 30, 2014 and December 31, 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $334 million to the maximum of $570 million and from the minimum or best estimate of $341 million to the maximum of $581 million at June 30, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both June 30, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $20 million and $27 million at June 30, 2014 and December 31, 2013, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first six months 2014 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Net charges taken	4
Cash reductions	(11)
Balance at June 30, 2014	$334

Other Commitments

At June 30, 2014, the Company's obligations under notes and debentures and credit facilities totaled $4.8 billion to be paid over a period of approximately 30 years.  See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at June 30, 2014 totaling $2.1 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $261 million over a similar number of years.  Of the total lease commitments, approximately 60 percent relate to real property, including office space, storage facilities, and land; approximately 30 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at June 30, 2014, totaling $1.8 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of June 30, 2014, there have been no material changes to the Company's commitments at December 31, 2013. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2013 Annual Report on Form 10-K.

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

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 15 years with maximum potential future payments of $22 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

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

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of June 30, 2014, a total of 2,314,133 shares have been repurchased under this authorization for a total amount of $200 million.

During first six months 2014, the Company repurchased 4,326,556 shares of common stock for a cost of approximately $360 million.

Dividends

The Company declared cash dividends of $0.35 and $0.30 per share in second quarter 2014 and 2013, respectively, and $0.70 and $0.60 per share in first six months 2014 and 2013, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 18 "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2014 OUTLOOK

Eastman is focused on achieving consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global marketing and manufacturing presence, leading positions in end markets, and vertically integrated manufacturing streams. This focus is supported by the Company's geographic and end-market diversity as it serves global markets, including emerging economies with above average growth rates, and offers both original equipment manufacturing and after-market products in a variety of end markets, such as transportation, building and construction, and consumables.

The Company expects its revenue growth will approximate global GDP growth for the second half of 2014.

The Company expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and the Company will continue to use pricing and hedging strategies to mitigate this volatility.

For 2014, the Company also expects:

•	operating results to benefit from capacity expansions and improved product mix;

•	cash generated by operating activities of approximately $1.4 billion;

•	capital spending to be approximately $575 million;

•	to fund growth initiatives, dividend payments, and stock repurchases; and

•	its full year tax rate on reported earnings before income tax to be approximately 28 percent, excluding non-core or non-recurring items.

Based on the foregoing expectations, and given the strength of the Company's differentiated portfolio of businesses, the Company expects full year 2014 earnings per diluted share to be between $6.70 and $7.00 per share. Non-core or non-recurring costs, charges, losses or gains are excluded from the earnings per share projection.

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

While acquisitions are a part of the Company's growth strategy, acquisition of large companies subjects the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to the possibility that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, or commodity prices. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2013 Annual Report on Form 10-K.

For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one hundred basis point shift in interest rates.  At June 30, 2014 and December 31, 2013, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming a one hundred basis point change in interest rates was approximately $371 million and $274 million, respectively, on long-term borrowings with the increase primarily attributed to the second quarter 2014 issuance of new 4.65% bonds maturing 2044. In addition, the market risk associated with interest rate swaps hedging the interest rate risk on the 3.6% bonds maturing 2022 was $30 million at June 30, 2014. There were no interest rate swaps at December 31, 2013.

At June 30, 2014, the market risk associated with derivative contracts for feedstocks and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $49 million with an additional $5 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2013, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $30 million, with less than an additional $3 million exposure for each one percentage point move in closing price thereafter. The increase in market risk in June 2014 compared to December 2013 was due to a significantly larger commodity derivative portfolio at June 30, 2013.

There was not a significant change in foreign currency exposure between June 30, 2014 and December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2014	578,651	$86.41	578,651	$850
May 1 - 31, 2014	281,952	$85.31	281,952	$826
June 1 - 30, 2014	293,181	$88.50	293,181	$800
Total	1,153,784	$86.67	1,153,784

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of June 30, 2014, a total of 2,314,133 shares have been repurchased under this authorization for a total amount of $200 million. During first six months 2014, the Company repurchased 4,326,556 shares of common stock for a cost of approximately $360 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 56.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 30, 2014	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.16	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	58

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2014	59

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2014	60

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2014	61

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2014	62

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document