Form 10-Q
period 2014-09-30
EASTMAN CHEMICAL CO
filed 2014-11-04
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2014
Common Stock, par value $0.01 per share	148,527,396
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 61 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 59

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	57

1A.	Risk Factors	57

2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

6.	Exhibits	57

SIGNATURES

Signatures	58

EXHIBIT INDEX

Exhibit Index	59

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Sales	$2,413	$2,338	$7,178	$7,085
Cost of sales	1,777	1,649	5,290	5,103
Gross profit	636	689	1,888	1,982
Selling, general and administrative expenses	171	159	511	510
Research and development expenses	56	48	165	148
Asset impairments and restructuring charges (gains), net	71	3	77	24
Operating earnings	338	479	1,135	1,300
Net interest expense	45	44	132	137
Other charges (income), net	(5)	1	(16)	2
Earnings from continuing operations before income taxes	298	434	1,019	1,161
Provision for income taxes from continuing operations	86	125	281	338
Earnings from continuing operations	212	309	738	823
Earnings from discontinued operations, net of tax	—	—	2	—
Net earnings	$212	$309	$740	$823
Less: Net earnings attributable to noncontrolling interest	2	1	5	4
Net earnings attributable to Eastman	$210	$308	$735	$819
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$210	$308	$733	$819
Earnings from discontinued operations, net of tax	—	—	2	—
Net earnings attributable to Eastman stockholders	$210	$308	$735	$819
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$1.41	$2.00	$4.89	$5.31
Earnings from discontinued operations	—	—	0.01	—
Basic earnings per share attributable to Eastman	$1.41	$2.00	$4.90	$5.31
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.39	$1.97	$4.83	$5.23
Earnings from discontinued operations	—	—	0.02	—
Diluted earnings per share attributable to Eastman	$1.39	$1.97	$4.85	$5.23

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2014	2013	2014	2013
Comprehensive Income
Net earnings including noncontrolling interest	$212	$309	$740	$823
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(127)	45	(114)	10
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	29	—	29
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(4)	(12)	(11)
Derivatives and hedging:
Unrealized (loss) gain during period	36	(13)	42	(4)
Reclassification adjustment for (losses) gains included in net income	—	—	(9)	—
Total other comprehensive income (loss), net of tax	(95)	57	(93)	24
Comprehensive income including noncontrolling interest	117	366	647	847
Comprehensive income attributable to noncontrolling interest	2	1	5	4
Comprehensive income attributable to Eastman	$115	$365	$642	$843
Retained Earnings
Retained earnings at beginning of period	$4,431	$3,456	$4,012	$3,038
Net earnings attributable to Eastman	210	308	735	819
Cash dividends declared	(53)	(46)	(159)	(139)
Retained earnings at end of period	$4,588	$3,718	$4,588	$3,718

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$212	$237
Trade receivables, net	985	880
Miscellaneous receivables	141	208
Inventories	1,358	1,264
Other current assets	194	251
Total current assets	2,890	2,840
Properties
Properties and equipment at cost	10,230	9,958
Less: Accumulated depreciation	5,878	5,668
Net properties	4,352	4,290
Goodwill	2,716	2,637
Intangible assets, net of accumulated amortization	1,808	1,761
Other noncurrent assets	369	317
Total assets	$12,135	$11,845
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,398	$1,470
Total current liabilities	1,398	1,470
Long-term borrowings	4,563	4,254
Deferred income tax liabilities	573	496
Post-employment obligations	1,242	1,297
Other long-term liabilities	380	453
Total liabilities	8,156	7,970
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,136,911 and 215,131,237 for 2014 and 2013, respectively)	2	2
Additional paid-in capital	1,810	1,778
Retained earnings	4,588	4,012
Accumulated other comprehensive income	78	171
	6,478	5,963
Less: Treasury stock at cost (67,660,313 shares for 2014 and 62,714,861 shares for 2013)	2,577	2,167
Total Eastman stockholders' equity	3,901	3,796
Noncontrolling interest	78	79
Total equity	$3,979	$3,875
Total liabilities and stockholders' equity	$12,135	$11,845

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2014	2013
Cash flows from operating activities
Net earnings	$740	$823
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	328	326
Asset impairment charges	50	6
Gain on sale of assets	(5)	—
Provision for deferred income taxes	58	118
Mark-to-market gain on pension and other postretirement benefit plans	—	(86)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(118)	(119)
(Increase) decrease in inventories	(76)	(14)
Increase (decrease) in trade payables	(12)	(67)
Pension and other postretirement contributions (in excess of) less than expenses	(76)	(120)
Variable compensation (in excess of) less than expenses	(8)	30
Other items, net	68	(103)
Net cash provided by operating activities	949	794
Cash flows from investing activities
Additions to properties and equipment	(406)	(312)
Proceeds from sale of assets	13	6
Acquisitions, net of cash acquired	(325)	—
Additions to capitalized software	(2)	(2)
Other items, net	2	—
Net cash used in investing activities	(718)	(308)
Cash flows from financing activities
Net (decrease) increase in commercial paper borrowings	(185)	300
Proceeds from borrowings	615	150
Repayment of borrowings	(125)	(805)
Dividends paid to stockholders	(159)	(94)
Treasury stock purchases	(410)	(113)
Dividends paid to noncontrolling interest	(9)	(10)
Proceeds from stock option exercises and other items, net	22	55
Net cash used in financing activities	(251)	(517)
Effect of exchange rate changes on cash and cash equivalents	(5)	4
Net change in cash and cash equivalents	(25)	(27)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$212	$222

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In first nine months 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

2.	ACQUISITIONS

Knowlton Technologies, LLC
On August 6, 2014, the Company acquired Knowlton Technologies, LLC. ("Knowlton"), a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs, for a total cash purchase price of $42 million, prior to post-closing adjustments. The acquisition was accounted for as a business combination. The acquired Knowlton business is a developing business of the EastmanTM microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss). Current assets consist primarily of $14 million in accounts receivable and inventory acquired. Management valued properties and equipment, totaling $18 million, using the cost approach supported where available by observable market data which includes consideration of obsolescence. Goodwill of $8 million, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, is expected to be deductible for tax purposes. Acquired intangible assets of $6 million consist primarily of developed technologies with an amortization period of 15 years. Management valued intangible assets using the relief from royalty method, a form of the income approach supported by observable market data from peer chemical companies. Current liabilities of $4 million consist primarily of accounts payable. Values assigned are preliminary.

BP plc's Global Aviation Turbine Engine Oil Business
On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business ("aviation turbine oil business") for a total cash purchase price of $283 million, prior to post-closing adjustments. The acquisition was accounted for as a business combination and is reported in the Specialty Fluids & Intermediates ("SFI") segment. In combination with Eastman's Skydrol® aviation hydraulic fluids business, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation for the aviation turbine oil business acquisition is preliminary as of September 30, 2014. The purchase price allocation remains open primarily for post-closing adjustments which may impact current assets and noncurrent assets. The Company expects to finalize the purchase price allocation in fourth quarter 2014. Adjustments to the June 30, 2014 preliminary purchase price allocation of the aviation turbine oil business acquisition during third quarter 2014 are reflected in the Company's Consolidated Statements of Financial Position as of September 30, 2014 and are summarized in the table below. These adjustments are not material to the Company's financial position or results of operations for third quarter 2014. The following table summarizes the purchase price allocation for the aviation turbine oil business acquisition as of June 2, 2014, as previously reported at June 30, 2014, the net impact of adjustments during third quarter of 2014, and the resulting preliminary purchase price allocation for the aviation turbine oil business acquisition as of June 2, 2014 as reported at September 30, 2014:

(Dollars in millions)	As of June 2, 2014 Previously Reported	Increase (Decrease)	As of June 2, 2014 As Adjusted
Current assets	$42	$—	$42
Machinery and equipment	11	(1)	10
Goodwill	68	24	92
Intangible assets	162	(23)	139
Total purchase price	$283	$—	$283

Current assets consist primarily of inventory acquired. Machinery and equipment acquired included manufacturing operations in Linden, New Jersey and technology resources in Naperville, Illinois. Management valued machinery and equipment using the cost approach supported by published industry sources.

In connection with the purchase transaction, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  All goodwill is expected to be deductible for tax purposes.

Intangible assets acquired included brands that are business-to-business in nature. Also acquired were customer relationships in the aviation industry. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer chemical companies.

Intangible Assets acquired on June 2, 2014
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Brands	$74	30
Customer relationships	65	16
Total	$139

In first nine months 2014, the Company recognized $3 million and $2 million in transaction and integration costs, respectively, related to the acquisition. Transaction and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, the acquired inventories were marked to fair value. Approximately 75 percent of these inventories were sold in third quarter 2014 resulting in a $6 million increase in cost of sales with all of these inventories sold in first nine months resulting in an $8 million increase in cost of sales in first nine months 2014.

Beginning in June 2014, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2014	2013
At FIFO or average cost (approximates current cost)
Finished goods	$1,070	$976
Work in process	282	300
Raw materials and supplies	507	494
Total inventories	1,859	1,770
LIFO Reserve	(501)	(506)
Total inventories	$1,358	$1,264

Inventories valued on the LIFO method were approximately 60 percent of total inventories as of both September 30, 2014 and December 31, 2013.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2014	2013
Trade creditors	$735	$762
Accrued payrolls, vacation, and variable-incentive compensation	155	205
Accrued taxes	131	80
Post-employment obligations	58	59
Interest payable	44	46
Environmental contingent liabilities, current portion	40	40
Other	235	278
Total payables and other current liabilities	$1,398	$1,470

Included in "Other" are certain accruals for payroll deductions and employee benefits, dividends payable, the current portion of hedging liabilities, severance, and other payables and accruals.

5.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013
Provision for income taxes from continuing operations	$86	$125	$281	$338
Effective tax rate	29%	29%	28%	29%

The third quarter and first nine months 2014 effective tax rates reflect benefit from the integration of Eastman and Solutia business operations and legal entity structures. The third quarter and first nine months 2013 effective tax rates were impacted by a $14 million benefit primarily from adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return. The first nine months 2013 effective tax rate also benefited from enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily from a research and development ("R&D") tax credit. The tax credits expired at the end of 2013.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2014	2013
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	998
6.30% notes due 2018	170	171
5.5% notes due 2019	250	250
4.5% notes due 2021	250	250
3.6% notes due 2022	893	894
7 1/4% debentures due 2024	244	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	495	—
Credit facilities and commercial paper borrowings	240	425
Total borrowings	4,563	4,254
Borrowings due within one year	—	—
Long-term borrowings	$4,563	$4,254

On May 15, 2014, the Company issued 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of approximately $10 million in transaction costs, were $490 million.

Credit Facility and Commercial Paper Borrowings

As of September 30, 2014, the Company has access to borrowings under a $1 billion revolving credit agreement (the "Credit Facility") expiring October 2018.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At September 30, 2014 the Company's commercial paper borrowings were $240 million with a weighted average interest rate of 0.31 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

In August 2014, the Company amended a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), extending the maturity to April 2017. The amended A/R Facility has terms substantially similar to the $250 million accounts receivable securitization agreement previously expiring April 2016. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $1.01 billion and $825 million as of September 30, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with its entry into an Agreement and Plan of Merger to acquire Taminco Corporation ("Taminco"), in September 2014, the Company entered into an agreement with Citigroup Global Markets, Inc. which contains commitments for a $2.75 billion senior unsecured bridge term loan facility and sets out the principal terms of an uncommitted $1.0 billion senior unsecured term loan facility. This financing is intended to provide a portion of the funding necessary to complete the acquisition, including refinancing a portion of Taminco's outstanding debt. Depending on market conditions, the Company may seek to finance a portion of the funds to be used to complete the acquisition through the public offering of debt securities. Any commitments under the term loan facility, or proceeds from the sale of debt securities, will reduce the commitments under the bridge term loan facility on a dollar-for-dollar basis. The loan agreements were entered into on October 9, 2014 and were unfunded as of the date of filing of this Quarterly Report on Form 10-Q.

Fair Value of Borrowings

The Company has classified its long-term borrowings at September 30, 2014 and December 31, 2013 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market prices and is classified as Level 1.  The fair value for the Company's floating-rate borrowings, which relate to the A/R Facility and commercial paper, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at September 30, 2014
(Dollars in millions)	Recorded Amount September 30, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,563	$4,802	$4,562	$240	$—

		Fair Value Measurements at December 31, 2013
(Dollars in millions)	Recorded Amount December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,254	$4,366	$3,941	$425	$—

7.	DERIVATIVES

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

Beginning in third quarter 2014, the maximum period for which the Company hedges commodity prices using derivative financial instruments was increased from three to five years.

For further information on hedging programs, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  In 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of September 30, 2014, the total notional amount of the Company's interest rate swaps was $500 million. As of December 31, 2013, the Company had no fair value hedges.

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

Total notional amounts (in millions, unless noted):	September 30, 2014	December 31, 2013

Foreign Exchange Forward and Option Contracts
EUR/USD (in EUR)	€903	€954
EUR/USD (in approximate USD equivalent)	$1,160	$1,320
JPY/USD (in JPY)	¥5,700	¥8,300
JPY/USD (in approximate USD equivalent)	$50	$80
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	17	—
Feedstock (in million barrels)	25	8
Energy (in million british thermal units)	17	—
Interest rate swaps for the future issuance of debt	$100	—

Total notional for commodity hedging contracts increased significantly in 2014 as a result of the increase in tenor of the contracts and management's decision to increase the level of hedge coverage.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2014
Description	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$102	$—	$101	$1
Derivative Liabilities	(38)	—	(38)	—
	$64	$—	$63	$1

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(46)	—	(46)	—
	$12	$—	$12	$—

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

The table below presents a rollforward of activity for these assets (liabilities) for the period ended September 30, 2014:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013
Balance at beginning of period	$—	$(7)	$—	$(5)
Realized gain (loss) in sales revenue	—	(3)	—	(10)
Change in unrealized gain (loss)	1	4	1	2
Settlements	—	3	—	10
Transfers (out) in of Level 3	—	—	—	—
Balance at end of period	$1	$(3)	$1	$(3)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Unaudited Consolidated Statements of Financial Position.  The Company had less than $1 million of nonqualifying derivatives or derivatives that are not designated as hedges recorded as of September 30, 2014 and December 31, 2013. All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had the Company chosen to present the derivatives contracts on a net basis, the Company would have a derivative in a net asset position of $87 million and a derivative in a net liability position of $23 million as of September 30, 2014. The Company does not have any cash collateral due under such agreements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	September 30, 2014	December 31, 2013
Cash Flow Hedges
Commodity contracts	Other current assets	$9	$20
Commodity contracts	Other noncurrent assets	1	7
Foreign exchange contracts	Other current assets	43	17
Foreign exchange contracts	Other noncurrent assets	49	14
		$102	$58

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	September 30, 2014	December 31, 2013
Fair Value Hedges
Interest rate swaps	Other long-term liabilities	$3	$—
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	10	—
Commodity contracts	Other long-term liabilities	15	—
Foreign exchange contracts	Payables and other current liabilities	9	21
Foreign exchange contracts	Other long-term liabilities	1	25
		$38	$46

Derivatives' Hedging Relationships

Third Quarter
(Dollars in millions)	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized Income on Derivatives
Derivatives in Fair Value Hedging Relationships		September 30, 2014	September 30, 2013
Interest rate contracts	Net interest expense	$2	$—
		$2	$—

First Nine Months
(Dollars in millions)	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized Income on Derivatives
Derivatives in Fair Value Hedging Relationships		September 30, 2014	September 30, 2013
Interest rate contracts	Net interest expense	$3	$—
		$3	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Commodity contracts	$(22)	$8	Sales	$—	$(3)
			Cost of Sales	(1)	4
Foreign exchange contracts	57	(22)	Sales	4	2
Forward starting interest rate swap contracts	1	1	Net interest expense	(2)	(2)
	$36	$(13)		$1	$1

	First Nine Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Commodity contracts	$(27)	$4	Sales	$—	$(10)
			Cost of sales	18	1
Foreign exchange contracts	59	(11)	Sales	3	8
Forward starting interest rate swap contracts	1	3	Net interest expense	(6)	(6)
	$33	$(4)		$15	$(7)

"Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)" declined for commodity contracts as a result of decreased propane prices and improved for foreign exchange contracts as a result of the lower EUR foreign exchange rate.

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of approximately $8 million at September 30, 2014 and $80 million at September 30, 2013 with the decrease primarily a result of lower propane prices and EUR exchange rate.  If realized, $23 million net gains in third quarter 2014 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in third quarter and first nine months 2014 or third quarter and first nine months 2013.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized $1 million net gains during third quarter 2014 and $3 million net losses during third quarter 2013 on nonqualifying derivatives.  The Company recognized approximately $4 million net gains and $4 million net losses on nonqualifying derivatives during first nine months 2014 and 2013, respectively.

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

Components of net periodic benefit cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$11	$4	$11	$3	$2	$2
Interest cost	24	7	22	7	11	11
Expected return on assets	(36)	(9)	(32)	(9)	(2)	(1)
Amortization of:
Prior service cost (credit)	(1)	—	(1)	—	(6)	(6)
Mark-to-market pension and other postretirement benefits gain (1)	—	—	—	—	—	(86)
Net periodic benefit cost	$(2)	$2	$—	$1	$5	$(80)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$31	$11	$32	$10	$6	$8
Interest cost	74	23	66	21	33	33
Expected return on assets	(107)	(28)	(96)	(26)	(5)	(5)
Amortization of:
Prior service cost (credit)	(3)	—	(3)	—	(18)	(16)
Mark-to-market pension and other postretirement benefits gain (1)	—	—	—	—	—	(86)
Net periodic benefit cost	$(5)	$6	$(1)	$5	$16	$(66)

(1)
Mark-to-market gain in third quarter and first nine months 2013 due to the interim remeasurement of the Eastman other postretirement benefit plan obligation, triggered by a plan change in life insurance benefits in third quarter.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In third quarter 2013, the Company changed life insurance benefits provided to future retirees by the Eastman other postretirement benefit plan which triggered an interim remeasurement of this other postretirement benefit plan obligation. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $47 million which will be amortized as a prior service credit from Accumulated Other Comprehensive Income over 8 years. The remeasurement of the plan also resulted in a mark-to-market ("MTM") actuarial gain of $86 million in third quarter 2013. The actuarial gain was primarily due to a higher assumed discount rate of 4.72 percent in third quarter 2013 compared to 4.01 percent at December 31, 2012. The higher assumed discount rate is reflective of changes in global market conditions and interest rates on high-grade corporate bonds. For additional information concerning the Company's accounting methodology for pension and other postretirement actuarial gains and losses, see Note 1, "Significant Accounting Policies" in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K.

The Company contributed $47 million and $99 million to its U.S. defined benefit pension plans in first nine months 2014 and 2013, respectively.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2014 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $254 million over a period of approximately 45 years.  Of the total lease commitments, approximately 55 percent relate to real property, including office space, storage facilities, and land; approximately 35 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2014 totaled $121 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 20 years with maximum potential future payments of $32 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $350 million and $368 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014 and December 31, 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $329 million to the maximum of $568 million and from the minimum or best estimate of $341 million to the maximum of $581 million at September 30, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both September 30, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $21 million and $27 million at September 30, 2014 and December 31, 2013, respectively.

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

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Changes in estimates recorded to earnings	7
Cash reductions	(19)
Balance at September 30, 2014	$329

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2014	December 31, 2013
Environmental contingent liabilities, current	$40	$40
Environmental contingent liabilities, long-term	310	328
Total	$350	$368

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	LEGAL MATTERS

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

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2014 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875
Net Earnings	—	—	735	—	—	735	5	740
Cash Dividends Declared (1) ($1.05 per share)	—	—	(159)	—	—	(159)	—	(159)
Other Comprehensive Income	—	—	—	(93)	—	(93)	—	(93)
Share-Based Compensation Expense (2)	—	23	—	—	—	23	—	23
Stock Option Exercises	—	12	—	—	—	12	—	12
Other (3)	—	(3)	—	—	—	(3)	(2)	(5)
Share Repurchase	—	—	—	—	(410)	(410)	—	(410)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2014	2	1,810	4,588	78	(2,577)	3,901	78	3,979

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$105	$65	$(46)	$(1)	$123
Period change	28	13	7	—	48
Balance at December 31, 2013	133	78	(39)	(1)	171
Period change	(114)	(12)	33	—	(93)
Balance at September 30, 2014	$19	$66	$(6)	$(1)	$78

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts of other comprehensive income (loss) are presented net of applicable taxes.  The Company records deferred income taxes on the cumulative translation adjustment related to branch operations and other entities included in the Company's consolidated U.S. tax return.  No deferred income taxes are provided on the cumulative translation adjustment of subsidiaries outside the United States, as such cumulative translation adjustment is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(127)	$(127)	$43	$45
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	47	29
Amortization of unrecognized prior service credits included in net periodic costs (1)	(7)	(4)	(7)	(4)
Change in defined benefit pension and other postretirement benefit plans	(7)	(4)	40	25
Derivatives and hedging: (2)
Unrealized (loss) gain	58	36	(19)	(13)
Reclassification adjustment for (gain) loss included in net income	—	—	(2)	—
Change in derivatives and hedging	58	36	(21)	(13)
Total other comprehensive income (loss)	$(76)	$(95)	$62	$57

	First Nine Months
	2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(115)	$(114)	$8	$10
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	47	29
Amortization of unrecognized prior service credits included in net periodic costs (1)	(21)	(12)	(19)	(11)
Change in defined benefit pension and other postretirement benefit plans	(21)	(12)	28	18
Derivatives and hedging:(2)
Unrealized gain (loss) during period	67	42	(13)	(4)
Reclassification adjustment for (gain) loss included in net income	(14)	(9)	6	—
Change in derivatives and hedging	53	33	(7)	(4)
Total other comprehensive income (loss)	$(83)	$(93)	$29	$24

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations:

	Third Quarter		First Nine Months
	2014	2013	2014	2013
(In millions, except per share amounts)
Numerator
Earnings attributable to Eastman stockholders:
Earnings from continuing operations, net of tax	$210	$308	$733	$819

Denominator
Weighted average shares used for basic EPS	148.7	154.0	149.8	154.3
Dilutive effect of stock options and other awards	1.6	2.4	1.7	2.4
Weighted average shares used for diluted EPS	150.3	156.4	151.5	156.7

EPS from continuing operations (1)
Basic	$1.41	$2.00	$4.89	$5.31
Diluted	$1.39	$1.97	$4.83	$5.23

(1)	Earnings per share are calculated using whole dollars and shares.

In both third quarter and first nine months 2014, common shares underlying options to purchase 210,143 shares of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Third quarter and first nine months 2014 reflect the impact of share repurchases of 618,896 and 4,945,452 shares, respectively.

In third quarter 2013, common shares underlying options to purchase 125,019 shares of common stock, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. In first nine months 2013, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share. Third quarter and first nine months 2013 reflect the impact of share repurchases of 463,418 and 1,579,118 shares, respectively.

The Company declared cash dividends of $0.35 and $0.30 per share in third quarter 2014 and 2013, respectively, and $1.05 and $0.90 per share in first nine months 2014 and 2013, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In third quarter and first nine months 2014, there were net asset impairments and restructuring charges of $71 million and $77 million, respectively.

In third quarter and first nine months 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the Additives & Functional Products ("AFP") segment for costs of the planned closure of a Crystex® R&D facility in France. This closure is subject to certain local legal and regulatory requirements.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter and first nine months 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to the estimated fair value. This impairment resulted from a decrease in projected revenue since the tradename was acquired from Solutia in 2012. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition, during third quarter and first nine months 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a restructuring charge of $5 million to previously recognized asset impairments and restructuring charges.

During first nine months 2014, the Company recognized gains from the sales of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In first nine months 2014, charges included $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the Advanced Materials ("AM") segment primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. First nine months 2014 also included $5 million of restructuring charges for severance associated with the continued integration of the acquired Solutia businesses.

In third quarter and first nine months 2013, there were $3 million and $24 million, respectively, of net asset impairments and restructuring charges including $3 million and $9 million, respectively, of restructuring charges primarily for severance associated with the continued integration of the acquired Solutia businesses.

During first nine months 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During first nine months 2013, the Company also recognized severance charges of $6 million primarily for a voluntary separation plan for certain employees. In addition, during first nine months 2013, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recognized asset impairments and restructuring charges.

Changes in Reserves for Asset Impairments, Restructuring Charges (Gains), and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for first nine months 2014 and full year 2013:

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2014
Non-cash charges	$—	$50	$(50)	$—	$—
Severance costs	22	13	—	(19)	16
Site closure and restructuring costs	14	14	(3)	(5)	20
Total	$36	$77	$(53)	$(24)	$36

(Dollars in millions)	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2013
Non-cash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure and restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2014 and 2013, $6 million and $8 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on third quarter 2014 and 2013 net earnings of $4 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2014 and 2013, $23 million and $27 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first nine months 2014 and 2013 net earnings of $14 million and $17 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Nine Months
	2014	2013
Other current assets	$23	$(1)
Other noncurrent assets	25	20
Payables and other current liabilities	52	(24)
Long-term liabilities and equity	(32)	(98)
Total	$68	$(103)

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

Included in third quarter and first nine months 2014 "other" was sales revenue from the acquired Knowlton business, part of the EastmanTM microfibers technology platform. Included in third quarter and first nine months 2013 "other" sales revenue were the Perennial Wood™ growth initiative and the Photovoltaics product line acquired from Solutia in 2012. There was no sales revenue related to Perennial Wood™ included in third quarter or first nine months 2014 as a result of decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2014	2013
Sales
Additives & Functional Products	$458	$445
Adhesives & Plasticizers	347	321
Advanced Materials	604	583
Fibers	346	363
Specialty Fluids & Intermediates	650	620
Total Sales by Segment	2,405	2,332
Other	8	6
Total Sales	$2,413	$2,338

	First Nine Months
(Dollars in millions)	2014	2013
Sales
Additives & Functional Products	$1,333	$1,294
Adhesives & Plasticizers	1,050	1,005
Advanced Materials	1,816	1,792
Fibers	1,086	1,072
Specialty Fluids & Intermediates	1,884	1,904
Total Sales by Segment	7,169	7,067
Other	9	18
Total Sales	$7,178	$7,085

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2014	2013
Operating Earnings (Loss)
Additives & Functional Products (1)(2)(3)	$37	$111
Adhesives & Plasticizers	52	41
Advanced Materials (3)	76	69
Fibers	112	113
Specialty Fluids & Intermediates (4)	90	90
Total Operating Earnings by Segment	367	424
Other (5)
Growth initiatives and businesses not allocated to segments (6)	(18)	(20)
Pension and other postretirement benefit costs not allocated to operating segments (7)	3	87
Acquisition transaction, integration, and restructuring costs (8)(9)(10)	(14)	(12)
Total Operating Earnings	$338	$479

(1)
Included in third quarter 2014 earnings are asset impairments and restructuring charges of $42 million for costs of the planned closure of a Crystex® R&D facility in France. This closure is subject to certain local legal and regulatory requirements.

(2)	Included in third quarter 2014 earnings is a $22 million asset impairment of the Crystex® tradename.

(3)
Included in third quarter 2014 earnings are asset impairments and restructuring charges of $1 million and $4 million in the AFP and AM segments, respectively, related to a change in estimate of certain costs of the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

(4)
As required by purchase accounting, acquired BP plc global aviation turbine engine oil business inventories were marked to fair value. Included in third quarter 2014 earnings are additional costs of these inventories. Approximately 75 percent, or $6 million, of these inventories were sold in third quarter 2014 resulting in an increase in cost of sales.

(5)
R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results and are shown as "other" operating earnings (loss).

(6)
Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013. Businesses not allocated to segments in 2014 include Eastman™ microfiber technology platform.

(7)	Included in third quarter 2013 earnings is a MTM other postretirement benefit plan gain of $86 million for a change in benefits. See Note 8, "Retirement Plans."

(8)
Included in third quarter 2014 earnings are transaction costs of $7 million for the pending acquisitions of Taminco and Commonwealth Laminating & Coating, and for the completed acquisition of the global aviation turbine engine oil business from BP plc.

(9)
Included in third quarter 2014 earnings are integration costs of $5 million for the acquired Solutia and global aviation turbine engine oil businesses. Included in third quarter 2013 earnings are integration costs of $9 million for the acquired Solutia businesses.

(10)
Included in third quarter 2014 earnings are restructuring charges of $2 million for severance associated with the continued integration of the acquired Solutia businesses. Included in third quarter 2013 earnings are restructuring charges of $3 million primarily for severance associated with the continued integration of the acquired Solutia businesses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2014	2013
Operating Earnings (Loss)
Additives & Functional Products (1)(2)(3)(4)(5)(6)	$236	$313
Adhesives & Plasticizers (6)	155	139
Advanced Materials (3)(5)(6)(7)	217	216
Fibers	352	343
Specialty Fluids & Intermediates (6)(8)	248	302
Total Operating Earnings by Segment	1,208	1,313
Other (9)
Growth initiatives and businesses not allocated to segments (10)(11)(12)	(46)	(73)
Pension and other postretirement benefit costs not allocated to operating segments (13)	9	93
Acquisition transaction, integration, and restructuring costs (14)(15)(16)	(36)	(33)
Total Operating Earnings	$1,135	$1,300

(1)
Included in first nine months 2014 earnings are asset impairments and restructuring charges of $42 million for costs of the planned closure of a Crystex® R&D facility in France. This closure is subject to certain local legal and regulatory requirements.

(2)	Included in first nine months 2014 earnings is a $22 million asset impairment of the Crystex® tradename.

(3)
Included in first nine months 2014 earnings are asset impairments and restructuring charges of $1 million and $4 million in the AFP and AM segments, respectively, related to a change in estimate of certain costs of the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

(4)	Included in first nine months 2014 earnings is a $2 million gain on the sale of previously impaired assets at a former polymers production facility in China.

(5)
Included in first nine months 2013 earnings is a reduction in previous charges for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site, which is reported as reductions of $1 million and $3 million in the AFP and AM segments, respectively.

(6)	Included in first nine months 2013 earnings are restructuring charges of $2 million, $1 million, $2 million, and $1 million in the AFP, A&P, AM, and SFI segments, respectively, primarily for severance

(7)	Included in first nine months 2014 earnings are asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line.

(8)
As required by purchase accounting, acquired BP plc's global aviation turbine engine oil business inventories were marked to fair value. Included in first nine months 2014 earnings are additional costs of these inventories. Approximately $8 million were sold in first nine months 2014 resulting in an increase in cost of sales.

(9)
R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results and are shown as "other" operating earnings (loss).

(10)
Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013. Businesses not allocated to segments in 2014 include Eastman™ microfiber technology platform.

(11)	Included in first nine months 2014 earnings is a $5 million gain on sales of previously impaired assets at the former Photovoltaics production facility in Germany.

(12)
Included in first nine months 2013 earnings are asset impairments and restructuring charges of $13 million primarily for the closure of a production facility in Germany for the Photovoltaics product line.

(13)	Included in first nine months 2013 earnings is a MTM other postretirement benefit plan gain of $86 million for a change in benefits. See Note 8, "Retirement Plans."

(14)
Included in first nine months 2014 earnings are transaction costs of $10 million for the pending acquisition of Taminco and Commonwealth Laminating & Coating, and for the completed acquisition of the global aviation turbine engine oil business from BP plc.

(15)
Included in first nine months 2014 earnings are integration costs of $21 million for the acquired Solutia and the global aviation turbine engine oil businesses. Included in first nine months 2013 earnings are integration costs of $24 million for the acquired Solutia businesses.

(16)
Included in first nine months 2014 and 2013 earnings are restructuring charges of $5 million and $9 million, respectively, primarily for severance associated with the continued integration of the acquired Solutia businesses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2014	2013
Assets by Segment (1)
Additives & Functional Products	$2,963	$2,940
Adhesives & Plasticizers	1,025	996
Advanced Materials	3,794	3,807
Fibers	986	974
Specialty Fluids & Intermediates	2,376	2,054
Total Assets by Segment	11,144	10,771
Corporate Assets	991	1,074
Total Assets	$12,135	$11,845

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2013 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted earnings from continuing operations per share unless otherwise noted.

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

Impairment of Long-Lived Assets

The Company conducted its annual testing of goodwill and indefinite-lived intangible assets in third quarter of 2014, as described below.

Goodwill

The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, member, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. During 2014 testing, the Company did not evaluate the components acquired from Solutia in 2012 for aggregation, instead testing each component as a separate reporting unit. However, management will continue to review further aggregation as those components continue to be integrated into Eastman.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company's 2014 goodwill impairment testing included a long-term projection of revenues, expenses, and cash flows, the estimated discount rate, and the estimated tax rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

As a result of the tests performed during third quarter 2014, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the specialty fluids reporting unit (a part of the Specialty Fluids and Intermediates ("SFI") operating segment) acquired from Solutia.

Goodwill of $524 million is allocated to the specialty fluids reporting unit, the fair value of which exceeded the carry value by 5 percent. Two of the most critical assumptions used in the calculation of the fair value of the specialty fluids reporting unit are the long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value was 7 percent less than the carrying value with a 1 percent decrease in the long-term growth rate and 10 percent less than the carrying value with a 1 percent increase in the discount rate.

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

Indefinite-lived Intangible Assets

The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying values.

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a 1 percent risk premium. The carrying value of indefinite-lived intangible assets is considered to be impaired when the estimated fair value is less than the carrying value of the trademarks.

As of July 1, 2014, the testing date, the Company had $567 million in indefinite-lived intangible assets. In third quarter 2014, the Company recognized an impairment of $22 million in the Additives & Functional Products ("AFP") segment to adjust the carrying value of the Crystex® tradename to $135 million as a result of the decrease in projected revenues since the tradename was acquired from Solutia in 2012.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of triggering events which might require additional testing before the next required annual impairment test.

NON-GAAP FINANCIAL MEASURES

Company Use of Non-GAAP Financial Measures

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
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•
Costs resulting from the sale of acquired BP plc global aviation turbine engine oil business (the "aviation turbine oil business") inventories at fair value (as required by purchase accounting, these inventories were marked to fair value and sold in second quarter and third quarter 2014);

•
Costs of integration of the acquired Solutia, aviation turbine engine oil business, and Knowlton Technologies, LLC ("Knowlton") businesses and acquisition transaction, and financing costs of the completed Knowlton and pending Taminco Corporation ("Taminco") and Commonwealth Laminating & Coating, Inc. ("CLC") acquisitions, which are non-core costs;

•
Mark-to-market ("MTM") pension and other postretirement benefit plans gain due to an interim remeasurement of plan obligations triggered by a change in future retiree life insurance benefits. This actuarial gain was primarily due to higher than assumed discount rates reflective of changes in global market conditions and interest rates on high-grade corporate bonds and changes in other postretirement benefit plan obligations resulting from a plan amendment, and did not directly arise from Eastman's core business and operations; and

•	Asset impairments and restructuring charges and gains, net, which, other than severance costs, are not cash transactions impacting profitability,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013
Non-core or non-recurring items impacting operating earnings:
Additional costs of acquired inventories	$6	$—	$8	$—
Acquisition transaction costs	7	—	10	—
Acquisition integration costs	5	9	21	24
Mark-to-market pension and other postretirement benefits gain	—	(86)	—	(86)
Asset impairments and restructuring charges, net	71	3	77	24
Non-core or non-recurring items impacting earnings before income taxes:
Taminco acquisition financing costs	3	—	3	—

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Other charges (income), net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

These non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

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

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA" and "Return on Invested Capital" (or "ROIC"). Management defines "Adjusted EBITDA" as "EBITDA" (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. "EBITDA Margin" is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines "ROIC" as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value, of the Company with those of other companies.

OVERVIEW

Eastman's portfolio of specialty businesses holds leading market positions and manufactures products that enhance performance in a variety of end markets such as transportation, building and construction, and consumables. Management believes that despite ongoing economic uncertainty, the Company's key end markets have generally benefited from modest global economic growth during 2014. Eastman management believes that the Company's global market and manufacturing presence, and vertically integrated manufacturing streams, combined with global trends such as energy efficiency, a rising middle class in emerging economies, and increased health and wellness will continue to support the Company's achievement of its growth objectives in the long term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated sales revenue of $2.4 billion and $2.3 billion in third quarter 2014 and 2013, respectively. Sales revenue increased $75 million in third quarter 2014 primarily due to higher sales volume of $57 million in the Adhesives & Plasticizers ("A&P") and Advanced Materials ("AM") segments and $46 million of higher selling prices in the SFI, Fibers, and AFP segments, partially offset by $29 million of lower sales volume in the Fibers segment.

The Company generated sales revenue of $7.2 billion and $7.1 billion in first nine months 2014 and 2013, respectively. Sales revenue increased $93 million in first nine months 2014 primarily due to higher sales volume of $88 million in the A&P and AFP segments, higher selling prices of $14 million in the AFP segment, partially offset by $28 million of lower selling prices in the A&P segment.

Operating earnings were $338 million in third quarter 2014 compared with $479 million in third quarter 2013.  Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in third quarter 2014 and 2013 were $427 million and $405 million, respectively, primarily due to $22 million of higher earnings in the AM and A&P segments.

Operating earnings were $1.1 billion in first nine months 2014 compared with $1.3 billion in first nine months 2013. Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in both first nine months 2014 and 2013 were $1.3 billion.

As described in more detail in "Results of Operations", earnings from continuing operations and diluted earnings per share attributable to Eastman were as follows:

	Third Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$210	$1.39	$308	$1.97
Earnings from continuing operations excluding non-core or non-recurring items, net of tax (1)	$284	$1.89	$263	$1.68

	First Nine Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$733	$4.83	$819	$5.23
Earnings from continuing operations excluding non-core or non-recurring items, net of tax (1)	$822	$5.43	$798	$5.09

(1)	Excludes the non-core or non-recurring items referenced in "Non-GAAP Financial Measures".

The Company generated $949 million in cash from operating activities in first nine months 2014 compared with cash provided by operating activities of $794 million in first nine months 2013.  The increase in cash from operating activities was primarily due to lower tax payments and timing of pension funding.

In 2014, the Company made progress on both inorganic (external growth through joint venture and acquisition) and organic (internal growth) growth initiatives including:

•
entering into a definitive agreement with Taminco on September 11, 2014 under which Eastman will acquire Taminco, a global specialty chemical company. Under the terms of the agreement, Taminco stockholders will receive $26.00 in cash for each share of Taminco common stock. The total transaction value is $2.8 billion, including net assumed debt of $1 billion. The acquisition will be funded with available cash and debt financing. The transaction is expected to be completed by the end of 2014. The acquisition of Taminco is expected to:

◦	strengthen Eastman's presence in attractive niche-end markets benefiting from megatrends;

◦	leverage a world-class technology platform underpinned by a common business model;

◦	provide synergy opportunities; and

◦	enhance growth prospects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	in the AFP segment:

◦
deciding to proceed with the expansion of the Crystex® insoluble sulfur rubber additive manufacturing facility in Kuantan, Malaysia, expected to be operational in the first half of 2017, and deciding to close a Crystex® R&D facility in France, both to decrease Crystex® costs.

•	in the A&P segment:

◦	completing the capacity expansion of its Eastman 168™ non-phthalate plasticizers at its manufacturing facility in Texas City, Texas in second quarter 2014.

•	in the AM segment:

◦
continuing the expansion of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational by the end of 2014 to meet expected demand for Eastman TritanTM copolyester;

◦
beginning an additional expansion of the of Eastman TritanTM copolyester capacity at the Kingsport, Tennessee manufacturing facility in fourth quarter 2014 which is expected to be operational in early 2017; and

◦	entering into a definitive agreement to acquire CLC, a specialty films business. The acquisition is expected to be completed by the end of 2014.

•	in the SFI segment:

◦
continuing a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the first half of 2015 to support expected demand in the industrial chemicals and processing market; and

◦
completing the acquisition of the aviation turbine oil business from BP plc. In combination with Eastman's Skydrol® aviation hydraulic fluids business, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry.

RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Sales	$2,413	$2,338	3%	$7,178	$7,085	1%
Volume effect			2%			—%
Price effect			1%			1%
Exchange rate effect			—%			—%

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Gross Profit	$636	$689	(8)%	$1,888	$1,982	(5)%
Additional costs of acquired inventories	6	—		8	—
Mark-to-market pension and other postretirement benefits gain	—	(68)		—	(68)
Gross Profit excluding non-core or non-recurring items	$642	$621	3%	$1,896	$1,914	(1)%

Gross profit decreased by $53 million in third quarter 2014 compared with third quarter 2013. Gross profit in third quarter 2013 included a $68 million MTM gain triggered by an other postretirement benefit plan amendment. Excluding non-core or non-recurring items, gross profit increased by $21 million, primarily in the AM and A&P segments.

Gross profit decreased by $94 million in first nine months 2014 compared with first nine months 2013. Gross profit in first nine months 2013 included the $68 million MTM gain triggered by an other postretirement benefit plan amendment. Excluding non-core or non-recurring items, gross profit was relatively unchanged.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit in third quarter and first nine months 2014 was negatively impacted $6 million and $8 million, respectively, by the sale of the acquired aviation turbine oil business inventories, which were marked to fair value as required by purchase accounting. For more information see Note 2, "Acquisitions", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Selling, General and Administrative Expenses	$171	$159	8%	$511	$510	—%
Acquisition transaction costs	(7)	—		(10)	—
Acquisition integration costs	(5)	(9)		(21)	(24)
Mark-to-market pension and other postretirement benefits gain	—	15		—	15
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$159	$165	(4)%	$480	$501	(4)%

SG&A expenses in third quarter 2014 were higher compared to third quarter 2013 primarily due to the MTM gain triggered by an other postretirement benefit plan amendment in third quarter 2013.

SG&A expenses in first nine months 2014 were relatively unchanged compared to first nine months 2013.

Excluding non-core and non-recurring items, SG&A expenses in third quarter and first nine months 2014 were lower compared to third quarter and first nine months 2013 primarily due to Solutia acquisition cost reduction synergies.

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Research and Development Expenses	$56	$48	17%	$165	$148	11%
Mark-to-market pension and other postretirement benefits gain	—	3		—	3
Research and Development Expenses excluding non-core or non-recurring items	$56	$51	10%	$165	$151	9%

R&D expenses were higher in third quarter 2014 compared to third quarter 2013 primarily due to increased R&D for growth initiatives in the AFP segment and the third quarter 2013 MTM gain triggered by an other postretirement benefit plan amendment. R&D expenses were higher in first nine months 2014 compared to first nine months 2013 primarily due to increased R&D for growth initiatives in the AFP and AM segments and the first nine months 2013 MTM gain triggered by an other postretirement benefit plan amendment.

Asset Impairments and Restructuring Charges (Gains), Net

In third quarter and first nine months 2014, there were net asset impairments and restructuring charges of $71 million and $77 million, respectively.

In third quarter and first nine months 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for the closure of a Crystex® R&D facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter and first nine months 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to $135 million. This impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, during third quarter and first nine months 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a restructuring charge of $5 million to previously recognized asset impairments and restructuring charges.

During first nine months 2014, the Company recognized gains from the sales of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In first nine months 2014, charges included $8 million of asset impairments, including intangible assets, and $2 million of restructuring charges in the AM segment primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. First nine months 2014 also included $5 million of restructuring charges for severance associated with the continued integration of the acquired Solutia businesses.

In third quarter and first nine months 2013, there were net asset impairments and restructuring charges of $3 million and $24 million, respectively, including $3 million and $9 million, respectively, of restructuring charges primarily for severance associated with the continued integration of the acquired Solutia businesses.

During first nine months 2013, management decided to shut-down the Photovoltaics product line, including the primary production facility in Germany. This resulted in the Company recognizing asset impairments of $7 million and restructuring charges of $5 million including charges for severance. During first nine months 2013, the Company also recognized severance charges of $6 million primarily for a voluntary separation plan for certain employees. In addition, during first nine months 2013, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recognized asset impairments and restructuring charges.

For more information regarding asset impairments and restructuring charges and gains see Note 14, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Operating earnings	$338	$479	(29)%	$1,135	$1,300	(13)%
Additional costs of acquired inventories	6	—		8	—
Acquisition transaction costs	7	—		10	—
Acquisition integration costs	5	9		21	24
Mark-to-market pension and other postretirement benefits gain	—	(86)		—	(86)
Asset impairments and restructuring charges (gains), net	71	3		77	24
Operating earnings excluding non-core or non-recurring items	$427	$405	5%	$1,251	$1,262	(1)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2014	2013	Change	2014	2013	Change
Gross interest costs	$51	$48		$148	$144
Less: Capitalized interest	1	2		5	3
Interest expense	50	46	9%	143	141	1%
Interest income	5	2		11	4
Net interest expense	$45	$44	2%	$132	$137	(4)%

Net interest expense increased $1 million in third quarter 2014 compared to third quarter 2013, primarily due to the new $500 million principal amount notes issued in May 2014 partially offset by reduction in 2013 of the amount outstanding under the five-year term loan (the "Term Loan") used to finance part of the Solutia acquisition. Net interest expense decreased $5 million in first nine months 2014 compared to first nine months 2013, primarily due to reduction in 2013 of the amount outstanding under the Term Loan.

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013
Foreign exchange transaction (gains) losses, net	$(6)	$3	$(6)	$7
Financing costs related to the acquisition of Taminco	3	—	3	—
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(2)	(7)	(5)
Other, net	—	—	(6)	—
Other charges (income), net	$(5)	$1	$(16)	$2
Financing costs related to the acquisition of Taminco	(3)	—	(3)	—
Other charges (income), net excluding financing costs related to the acquisition of Taminco	$(8)	$1	$(19)	$2

Included in other charges (income), net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and certain litigation costs and earnings. Third quarter and first nine months 2014 included Taminco acquisition financing costs. Financing costs recognized in "Other charges (income), net" during 2014 were primarily Taminco acquisition borrowing fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013
	$	$	$	$
Provision for income taxes, as reported	$86	$125	$281	$338
Effective tax rate	29%	29%	28%	29%

The third quarter and first nine months 2014 effective tax rates reflect benefit from the integration of Eastman and Solutia business operations and legal entity structures. The third quarter and first nine months 2013 effective tax rates were impacted by a $14 million benefit primarily from adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return. The first nine months 2013 effective tax rate also benefited from enactment of the American Taxpayer Relief Act of 2012 in January 2013, which resulted in a $10 million benefit primarily from an R&D tax credit. The tax credits expired at the end of 2013.

The Company expects its full year tax rate on reported earnings to be approximately 28 percent, excluding non-core or non-recurring items.

Earnings from Continuing Operations and Diluted Earnings per Share

	Third Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$210	$1.39	$308	$1.97
Additional costs of acquired inventories, net of tax	4	0.02	—	—
Acquisition transaction, integration, and financing costs, net of tax	10	0.06	6	0.04
Mark-to-market pension and other postretirement benefits gain, net of tax	—	—	(53)	(0.34)
Asset impairments and restructuring charges (gains), net of tax	60	0.42	2	0.01
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$284	$1.89	$263	$1.68

	First Nine Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$733	$4.83	$819	$5.23
Additional costs of acquired inventories, net of tax	5	0.03	—	—
Acquisition transaction, integration, and financing costs, net of tax	21	0.14	16	0.10
Mark-to-market pension and other postretirement benefits gain, net of tax	—	—	(53)	(0.34)
Asset impairments and restructuring charges (gains), net of tax	63	0.43	16	0.10
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$822	$5.43	$798	$5.09

Third quarter and first nine months 2014 diluted shares outstanding were less than third quarter and first nine months 2013 primarily due to an increased number of shares repurchased in first nine months 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

	Third Quarter
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$210	$1.39	$308	$1.97

	First Nine Months
	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$733	$4.83	$819	$5.23
Earnings from discontinued operations, net of tax	2	0.02	—	—
Net earnings	$735	$4.85	$819	$5.23

In first nine months 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

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

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$458	$445	$13	3%	$1,333	$1,294	$39	3%
Volume effect			4	1%			22	2%
Price effect			9	2%			14	1%
Exchange rate effect			—	—%			3	—%

Operating earnings	37	111	(74)	(67)%	236	313	(77)	(25)%
Asset impairments and restructuring charges (gains), net	65	—			63	1
Operating earnings excluding non-core or non-recurring items	102	111	(9)	(8)%	299	314	(15)	(5)%

Sales revenue in third quarter 2014 increased compared to third quarter 2013 primarily due to higher coatings product lines selling prices and higher sales volume attributed to strengthened demand in key end markets. The increase was partially offset by lower Crystex® insoluble sulfur rubber additive sales volume, primarily attributed to weakened demand in Asia Pacific and Latin America.

Sales revenue in first nine months 2014 increased compared to first nine months 2013 primarily due to higher sales volume and higher selling prices for coatings product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in third quarter 2014 decreased compared to third quarter 2013. Operating earnings in third quarter 2014 included $42 million of asset impairments and restructuring charges for the closure of a Crystex® R&D facility in France and a $22 million intangible asset impairment of the Crystex® tradename. The impairment of the Crystex® tradename is a result of a decrease in projected revenue since the tradename was acquired from Solutia in 2012. Excluding non-core or non-recurring items in third quarter 2014, operating earnings decreased in third quarter 2014 compared to third quarter 2013. The decrease was due to $5 million primarily in development costs of next generation Crystex® insoluble sulfur technology and higher raw material and energy costs, particularly for propane, offsetting higher selling prices primarily for coatings product lines by $4 million.

Operating earnings in first nine months 2014 decreased compared to first nine months 2013. Excluding non-core or non-recurring items, operating earnings decreased in first nine months 2014 compared to first nine months 2013. The decrease was primarily due to higher raw material and energy costs, particularly for propane in the first half of 2014, offsetting higher selling prices for coatings product lines by $18 million and $10 million primarily in development costs of next generation Crystex® insoluble sulfur technology. The decrease was partially offset by $10 million of higher sales volume.

The Company continues to make progress in the refinement and enhancement of its technology for the manufacture of Crystex® insoluble sulfur in order to improve its cost position and introduce a higher performance product into the tires industry market. The Company has decided to proceed with incorporating this technology into a capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region. This expansion is expected to be operational in the first half of 2017.

Adhesives & Plasticizers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$347	$321	$26	8%	$1,050	$1,005	$45	4%
Volume effect			29	9%			66	6%
Price effect			(5)	(2)%			(28)	(3)%
Exchange rate effect			2	1%			7	1%

Operating earnings	52	41	11	27%	155	139	16	12%
Asset impairments and restructuring charges	—	—			—	1
Operating earnings excluding non-core or non-recurring item	52	41	11	27%	155	140	15	11%

Sales revenue in third quarter 2014 increased compared to third quarter 2013 primarily due to higher sales volume in both adhesives resins and plasticizers product lines more than offsetting lower plasticizers selling prices. Higher sales volume for adhesives resins product lines was primarily attributed to stronger end-market demand, particularly for packaging and hygiene. Higher sales volume for plasticizers product lines was primarily attributed to the substitution of phthalate plasticizers with Eastman non-phthalate plasticizers and strengthened demand in the building and construction end-market, particularly in North America. Lower selling prices for plasticizers product lines were primarily attributed to continued competitive pressures resulting from weakened demand in Asia Pacific and Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first nine months 2014 increased compared to first nine months 2013 primarily due to higher sales volume more than offsetting lower selling prices. Higher sales volume for adhesives resins product lines was mostly attributed to stronger end-market demand, particularly for packaging and hygiene. Higher sales volume for plasticizers product lines was primarily attributed to the substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. Lower selling prices for plasticizers product lines were primarily attributed to continued competitive pressures resulting from weakened demand in Asia Pacific and Europe. Lower selling prices for adhesives resins product lines were primarily due to continued competitive pressure resulting from greater industry supply attributed to increased availability of key raw materials and additional competitor capacity in the first half of 2014.

Operating earnings increased in third quarter 2014 primarily due to $5 million of higher sales volume and $4 million of higher capacity utilization that resulted in lower unit costs, primarily in the adhesives resins product lines.

Operating earnings increased in first nine months 2014 primarily due to $22 million of lower operating costs including the benefit of higher capacity utilization that resulted in lower unit costs and targeted cost reductions and $19 million of higher sales volume, more than offsetting $30 million of lower selling prices and slightly higher raw material and energy costs.

Expansion of Eastman 168™ non-phthalate plasticizers' capacity at the manufacturing facility in Texas City, Texas was completed in second quarter 2014.

In 2012, the Company announced a joint venture to build a hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited. The Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing of this project depending upon market conditions for hydrogenated hydrocarbon resins. The facility is expected to produce 50,000 metric tons of the A&P segment's Regalite™ hydrogenated hydrocarbon resins upon completion, increasing Eastman's total capacity for hydrogenated resins by 50 percent, making Eastman the largest global supplier of hydrogenated hydrocarbon resins, and supporting expected demand growth for its products in hygiene and packaging applications.

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$604	$583	$21	4%	$1,816	$1,792	$24	1%
Volume effect			28	5%			33	2%
Price effect			(6)	(1)%			(14)	(1)%
Exchange rate effect			(1)	—%			5	—%

Operating earnings	76	69	7	10%	217	216	1	—%
Asset impairments and restructuring charges (gains), net	4	—			14	(1)
Operating earnings excluding non-core or non-recurring items	80	69	11	16%	231	215	16	7%

Sales revenue in third quarter 2014 increased compared to third quarter 2013 primarily due to higher sales volume of premium products, including Eastman Tritan™ copolyester, Eastman Visualize™ Material, interlayers with acoustic properties, and V-Kool® window film. The increased sales volume is primarily due to continued market adoption of premium products.

Sales revenue in first nine months 2014 increased compared to first nine months 2013 as higher sales volume for Eastman Tritan™ copolyester and interlayers with acoustic properties was partially offset by lower sales volume for Flexvue® coated films.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding non-core or non-recurring items, operating earnings in third quarter 2014 increased compared to third quarter 2013 due to higher sales volume and improved product mix. Operating earnings in third quarter 2014 included asset impairment charges of $4 million, related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site.

Operating earnings in first nine months 2014 increased compared to first nine months 2013. Operating earnings in first nine months 2014 included asset impairments and restructuring charges of $10 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line and $4 million of asset impairments related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the Sao Jose dos Campos, Brazil site. Excluding non-core or non-recurring items, operating earnings increased in first nine months 2014 compared to first nine months 2013 primarily due to $35 million of higher sales volume in specialty plastics product lines and interlayers with acoustic properties, partially offsetting $12 million of lower sales volume for performance films product lines.

The Company expects to complete the current expansion of Eastman TritanTM copolyester capacity at its Kingsport, Tennessee manufacturing facility by the end of 2014. An additional expansion of Eastman TritanTM copolyester capacity began in fourth quarter 2014 and is expected to be operational in early 2017.

The Company is also progressing on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the transportation and building and construction markets in the Asia Pacific region. The Company continues to evaluate timing of a capacity expansion at the Kuantan, Malaysia PVB manufacturing facility.

In March 2014, the Company entered into a definitive agreement to acquire CLC, a specialty films business. The acquisition is expected to be completed by the end of 2014.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$346	$363	$(17)	(5)%	$1,086	$1,072	$14	1%
Volume effect			(29)	(8)%			(31)	(3)%
Price effect			11	3%			42	4%
Exchange rate effect			1	—%			3	—%

Operating earnings	112	113	(1)	(1)%	352	343	9	3%

Sales revenue in third quarter 2014 decreased compared to third quarter 2013 primarily due to lower acetate tow sales volume, partially offset by higher selling prices and increased sales of acetate flake to Eastman's China acetate tow joint venture. The lower acetate tow sales volume was attributed to additional industry capacity including Eastman's China acetate tow joint venture, relatively unchanged demand in China resulting in a reduction of imports, and customer buying patterns.

Sales revenue in first nine months 2014 increased compared to first nine months 2013 primarily due to higher acetate flake sales volume to Eastman's China acetate tow joint venture and higher selling prices more than offsetting lower acetate tow sales volume. The lower acetate tow sales volume was attributed to additional industry capacity including Eastman's China acetate tow joint venture, relatively unchanged demand in China resulting in a reduction of imports, and customer buying patterns.

Operating earnings in third quarter 2014 were relatively unchanged compared to third quarter 2013 as higher selling prices and lower raw material and energy costs of $20 million were offset by $21 million of lower acetate tow sales volume and related lower capacity utilization resulting in higher unit costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in first nine months 2014 increased compared to first nine months 2013 primarily due to higher selling prices and lower raw material and energy costs of $54 million more than offsetting $39 million of lower acetate tow sales volume and related lower capacity utilization resulting in higher unit costs.

Results from the China acetate tow joint venture are reported as an equity investment in "Other (income) charges, net" within the Unaudited Consolidated Statements of Earnings.

Specialty Fluids & Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2014	2013	$	%	2014	2013	$	%

Sales	$650	$620	$30	5%	$1,884	$1,904	$(20)	(1)%
Volume effect			3	1%			(72)	(4)%
Price effect			26	4%			50	3%
Exchange rate effect			1	—%			2	—%

Operating earnings	90	90	—	—%	248	302	(54)	(18)%
Additional costs of acquired inventories	6	—			8	—
Asset impairments and restructuring charges, net	—	—			—	1
Operating earnings excluding non-core or non-recurring items	96	90	6	7%	256	303	(47)	(16)%

Sales revenue in third quarter 2014 increased compared to third quarter 2013 mainly due to higher selling prices in intermediates product lines, primarily attributed to decreased industry supply in multiple intermediates product markets, partially offset by lower selling prices for heat transfer fluids. Sales volume increased slightly due to acquired aviation turbine oil products sales in third quarter 2014 mostly offset by lower intermediates product lines and heat transfer fluids sales volume.

Sales revenue in first nine months 2014 decreased compared to first nine months 2013 due to lower sales volume in specialty fluids partially offset by higher sales volume of the acquired aviation turbine oil product lines. In addition, sales volume declined due to the impact of the first quarter weather-related outage at the Longview, Texas site and the second quarter unplanned shutdown at the Kingsport site. Sales revenue was also negatively impacted by lower sales volume for olefin-based intermediates product lines resulting from increased use of intermediates in the manufacture of higher-value downstream derivatives in other segments. The sales revenue decrease was partially offset by higher selling prices and higher sales volume for acetyl-based product lines.

Operating earnings in third quarter 2014 included $6 million of additional costs of the acquired aviation turbine oil business inventories. Excluding non-core or non-recurring items, operating earnings increased in third quarter 2014 primarily due to higher selling prices for intermediates product lines exceeding higher raw material and energy costs by $8 million and $7 million of sales volume of the acquired aviation turbine oil products partially offset by $5 million of lower heat transfer fluids sales revenue.

Operating earnings in first nine months 2014 included $8 million of additional costs of the acquired aviation turbine oil business inventories. Excluding non-core or non-recurring items, operating earnings decreased in first nine months 2014 primarily due to higher raw material and energy costs, particularly for propane in the first half of the year, exceeding higher selling prices by $22 million and $17 million from lower sales volume and related lower capacity utilization resulting in higher unit costs.

The Therminol® heat transfer fluid capacity expansion in Newport, Wales is expected to be operational in the first half 2015 to support expected demand in the industrial chemicals and processing market.

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

On June 2, 2014, the Company acquired the aviation turbine oil business. In combination with Eastman's Skydrol® aviation hydraulic fluids business, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry. Beginning in June, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business.

Other

	Third Quarter		First Nine Months
(Dollars in millions)	2014	2013	2014	2013

Sales	$8	$6	$9	$18

Operating loss
Growth initiatives and businesses not allocated to segments	$(18)	$(20)	$(46)	$(73)
Pension and other postretirement benefit income (expense) not allocated to operating segments	3	87	9	93
Acquisition transaction, integration, and restructuring costs	(14)	(12)	(36)	(33)
Operating loss before exclusions	(29)	55	(73)	(13)
Acquisition transaction costs	7	—	10	—
Acquisition integration costs	5	9	21	24
Mark-to-market pension and other postretirement benefits gain	—	(86)	—	(86)
Asset impairments and restructuring charges (gains), net	2	3	—	22
Operating loss excluding non-core or non-recurring items	$(15)	$(19)	$(42)	$(53)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable. Third quarter and first nine months 2014 include revenues from the acquired Knowlton business, part of the EastmanTM microfibers technology platform. Due to decisions made by management in 2013 not to continue its Perennial WoodTM growth initiative and to shut-down the Photovoltaics product line there were no related sales revenues or costs in third quarter or first nine months 2014.  For more information, see Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Included in third quarter and first nine months 2014 operating losses are transaction costs of $7 million and $10 million, respectively, for the pending acquisitions of Taminco and CLC, and the completed acquisition of the aviation turbine engine oil business. Included in third quarter and first nine months 2014 operating losses are integration costs of $5 million and $21 million, respectively, for the acquired Solutia, aviation turbine oil, and Knowlton businesses. Included in third quarter and first nine months 2014 operating losses are $2 million and $5 million, respectively for severance related to the continued integration of Solutia. Included in first nine months 2014 is a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Included in third quarter and first nine months 2013 operating losses are Solutia integration costs of $9 million and $24 million, respectively. First nine months 2013 operating losses also included $13 million of asset impairments and restructuring charges primarily for the closure of a production facility in Germany for the Photovoltaics product line. In third quarter and first nine months 2013, there were $3 million and $9 million, respectively, of restructuring charges primarily for severance associated with the continued integration of Solutia. For more information, see Note 14, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In third quarter and first nine months 2013, pension income (expense) and gain (loss) not allocated to operating segments included an $86 million MTM gain due to the interim remeasurement of the Eastman other postretirement benefit plan obligation which was triggered by a plan change in life insurance benefits. The actuarial gain was primarily due to a higher assumed discount rate in third quarter 2013 compared to December 31, 2012 reflective of changes in global market conditions and interest rates on high-grade corporate bonds. For more information, see Note 8, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding non-core or non-recurring items, the lower operating losses in first nine months 2014 were primarily due to decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative and to shut-down the Photovoltaics product line, including the primary production facility in Germany.

The Company continues to explore and invest in growth initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  One of these initiatives is EastmanTM microfiber technology platform.

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter
(Dollars in millions)	2014	2013	Change
United States and Canada	$1,131	$1,069	6%
Asia Pacific	631	658	(4)%
Europe, Middle East, and Africa	520	481	8%
Latin America	131	130	1%
	$2,413	$2,338	3%

Sales revenue in United States and Canada increased in third quarter 2014 compared to third quarter 2013 primarily due to higher sales revenue in the SFI segment, particularly in intermediates product lines, and higher sales revenue in the A&P segment, primarily due to higher sales volume in both plasticizers and adhesives resins product lines.

Sales revenue in Asia Pacific decreased in third quarter 2014 compared to third quarter 2013 primarily due to lower sales revenue in the Fibers segment, particularly for acetate tow, and lower sales revenue in the SFI segment, particularly for olefin-based intermediates product lines, partially offset by higher sales revenue in the AM segment, primarily for specialty plastics product lines.

Sales revenue in Europe, Middle East, and Africa increased in third quarter 2014 compared to third quarter 2013 primarily due to higher sales revenue in the Fibers segment, particularly for acetate tow, and higher sales revenue in the A&P segment, particularly for higher sales volume in adhesive resins product lines.

Sales revenue in Latin America increased slightly in third quarter 2014 compared to third quarter 2013 primarily due to higher sales revenue in the SFI and Fibers segments, partially offset by lower sales revenue in the A&P segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Sales Revenue
	First Nine Months
(Dollars in millions)	2014	2013	Change
United States and Canada	$3,342	$3,271	2%
Asia Pacific	1,886	1,935	(3)%
Europe, Middle East, and Africa	1,578	1,503	5%
Latin America	372	376	(1)%
	$7,178	$7,085	1%

Sales revenue in United States and Canada increased in first nine months 2014 compared to first nine months 2013 primarily due to higher sales revenue in the SFI, AFP, and A&P segments, partially offset by lower sales revenue in the AM segment.

Sales revenue in Asia Pacific decreased in first nine months 2014 compared to first nine months 2013 primarily due to lower sales revenue in the SFI segment, particularly for olefin-based intermediates product lines, and lower sales revenue in the Fibers segment, primarily for acetate tow, partially offset by higher sales revenue in the AM segment, primarily in specialty plastics product lines.

Sales revenue in Europe, Middle East, and Africa increased in first nine months 2014 compared to first nine months 2013 primarily due to higher sales revenue in the A&P segment, particularly in adhesives resins product lines, and higher sales revenue in the Fibers segment, primarily for acetate tow, and higher sales revenue in the AFP segment.

Sales revenue in Latin America decreased in first nine months 2014 compared to first nine months 2013 primarily due to lower sales revenue in the A&P, AFP, and SFI segments, partially offset by higher sales revenue in the AM and Fibers segments.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Nine Months
(Dollars in millions)	2014	2013
Net cash provided by (used in)
Operating activities	$949	$794
Investing activities	(718)	(308)
Financing activities	(251)	(517)
Effect of exchange rate changes on cash and cash equivalents	(5)	4
Net change in cash and cash equivalents	(25)	(27)
Cash and cash equivalents at beginning of period	237	249
Cash and cash equivalents at end of period	$212	$222

Cash provided by operating activities was $949 million in first nine months 2014 compared with cash provided by operating activities of $794 million in first nine months 2013.  The increase in cash from operating activities was primarily due to lower tax payments and timing of pension funding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities increased $410 million in first nine months 2014 compared with first nine months 2013. The increase was primarily due to cash used for the acquisitions of the aviation turbine oil business and Knowlton in first nine months 2014. Cash used for additions to properties and equipment was $406 million in first nine months 2014 and $312 million in first nine months 2013.

Cash used in financing activities was $251 million in first nine months 2014 compared with $517 million used in first nine months 2013.  During first nine months 2014, the Company had net proceeds of $490 million from the issuance of new debt and repaid $185 million of commercial paper borrowings. During first nine months 2013, the Company had net proceeds of $300 million from commercial paper borrowings and $150 million from its accounts receivable securitization facility (the "A/R Facility"), and repaid $800 million of borrowings under the Term Loan. Share repurchases totaled $410 million in first nine months 2014 compared with $113 million in first nine months 2013. Dividend payments were $159 million in first nine months 2014 and $94 million in first nine months 2013. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

In 2014, the Company expects capital expenditures of approximately $575 million and funding of its U.S. defined benefit pension plans of $120 million.  The priorities for uses of available cash in 2014 are funding growth initiatives and returning cash to stockholders by dividend payments and stock repurchases.

Liquidity and Capital Resources

The Company had access to the sources of liquidity described below.

In October 2014, the Company entered into a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019.  The Credit Facility amends and extends, and has terms substantially similar to, the $1 billion revolving credit agreement entered into in October 2013 (the "Prior Credit Facility").  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At September 30, 2014 the Company's commercial paper borrowings were $240 million with a weighted average interest rate of 0.31 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

In August 2014, the Company amended a $250 million line of credit under its A/R Facility, extending the maturity to April 2017.  The amended A/R Facility has terms substantially similar to the $250 million accounts receivable securitization agreement previously expiring April 2016.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $1.01 billion and $825 million as of September 30, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On October 9, 2014, Eastman entered into a $1.0 billion five-year Term Loan Agreement (the "Term Loan Agreement") and a $1.75 billion Senior Bridge Loan Credit Agreement (the "Bridge Loan Agreement"). Eastman intends to use financing from the Term Loan Agreement and, in certain circumstances, the Bridge Loan Agreement, to pay, in part, for the pending acquisition of Taminco and a portion of the fees and expenses related to the acquisition, which may include the repayment of certain outstanding borrowings of Taminco. In addition, Eastman expects to offer new public debt securities prior to or following the completion of the acquisition. The commitments of the lenders under the Bridge Loan Agreement will be reduced on a dollar-for-dollar basis by any proceeds Eastman receives from any offering of debt securities. Each of the Term Loan Agreement and the Bridge Loan Agreement contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios. The Company has been in compliance with all such covenants since October 9, 2014.

In first nine months 2014, the Company made $47 million in contributions to its U.S. defined benefit pension plans. In 2014, the Company expects U.S. defined benefit pension plan funding of $120 million, of which approximately $47 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for third quarter 2014 compared to third quarter 2013.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

Capital Expenditures

Capital expenditures were $406 million and $312 million in first nine months 2014 and 2013, respectively.  The expenditures in first nine months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments.  The expenditures in first nine months 2013 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments. The Company expects that 2014 capital spending will be approximately $575 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales.

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2013 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $350 million and $368 million at September 30, 2014 and December 31, 2013, respectively.  At September 30, 2014 and December 31, 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $329 million to the maximum of $568 million and from the minimum or best estimate of $341 million to the maximum of $581 million at September 30, 2014 and December 31, 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both September 30, 2014 and December 31, 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $21 million and $27 million at September 30, 2014 and December 31, 2013, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first nine months 2014 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Net charges taken	7
Cash reductions	(19)
Balance at September 30, 2014	$329

Other Commitments

At September 30, 2014, the Company's obligations under notes and debentures and credit facilities totaled $4.6 billion to be paid over a period of approximately 30 years.  See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at September 30, 2014 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $254 million over a period of approximately 45 years.  Of the total lease commitments, approximately 55 percent relate to real property, including office space, storage facilities, and land; approximately 35 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at September 30, 2014, totaling $1.8 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of September 30, 2014, there have been no material changes to the Company's commitments at December 31, 2013. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2013 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 20 years with maximum potential future payments of $32 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

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

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of September 30, 2014, a total of 2,933,029 shares have been repurchased under this authorization for a total amount of $250 million.

During first nine months 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million.

Dividends

The Company declared cash dividends of $0.35 and $0.30 per share in third quarter 2014 and 2013, respectively, and $1.05 and $0.90 per share in first nine months 2014 and 2013, respectively.

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

The Company expects its fourth quarter 2014 revenue growth will approximate global GDP growth.

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

Based on the foregoing expectations, the strength of the Company's differentiated portfolio of businesses, and expected costs of a planned maintenance shutdown of an olefins cracking unit at the Longview, Texas site in fourth quarter, the Company expects full year 2014 earnings per share to approach $7.00 per share. Non-core or non-recurring costs, charges, losses, or gains are excluded from the earnings per share projection.

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

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

Loss or financial weakness of any of the Company's largest customers could adversely affect our financial results.

Although the Company has an extensive customer base; loss of, or material financial weakness of, certain of our largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced. No assurances can be made that the Company would be able to regain or replace any lost customers.

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

While acquisitions have been and continue to be a part of the Company's growth strategy, acquisition of large companies (such as the acquisition of Solutia and the pending acquisition of Taminco) subjects the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to the possibility that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one hundred basis point shift in interest rates.  At September 30, 2014 and December 31, 2013, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming a one hundred basis point change in interest rates was approximately $352 million and $274 million, respectively, on long-term borrowings with the increase primarily attributed to the second quarter 2014 issuance of new 4.65% bonds maturing 2044. In addition, the market risk associated with interest rate swaps hedging the interest rate risk on the 3.6% bonds maturing 2022 and interest rate swaps for the future issuance of debt was $28 million at September 30, 2014. There were no interest rate swaps at December 31, 2013.

At September 30, 2014, the market risk associated with certain cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $116 million, with an additional $12 million exposure for each additional one percentage point adverse change in those foreign currency rates.  At December 31, 2013, the market risk associated with certain cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $137 million, with an additional $14 million exposure for each additional one percentage point adverse change in those foreign currency rates.  Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At September 30, 2014, the market risk associated with derivative contracts for feedstocks and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $84 million with an additional $9 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2013, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $30 million, with less than an additional $3 million exposure for each one percentage point move in closing price thereafter. The increase in market risk in September 2014 compared to December 2013 was due to a significantly larger commodity derivative portfolio at September 30, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - 31, 2014	137,856	$87.09	137,856	$788
August 1 - 31, 2014	481,040	$79.27	481,040	$750
September 1 - 30, 2014	—	$—	—	$750
Total	618,896	$81.01	618,896

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of September 30, 2014, a total of 2,933,029 shares have been repurchased under this authorization for a total amount of $250 million. During first nine months 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 59.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 4, 2014	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

2.01
Agreement and Plan of Merger, dated September 11, 2014 , by and among Eastman Chemical Company, Stella Merger Corp., and Taminco Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 11, 2014)

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

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

10.01
Amendment to $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, July 6, 2011, April 30, 2012, August 1, 2013, and August 29, 2014), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 )

		62

10.02
Five-Year Senior Term Loan Credit Agreement, dated as of October 9, 2014, by and among Eastman Chemical Company, the initial lenders named therein, Citibank, N. A., as administrative agent, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 9, 2014)

10.03
Senior Bridge Term Loan Credit Agreement, dated as of October 9, 2014, by and among Eastman Chemical Company, the initial lenders named therein, Citibank, N. A., as administrative agent, Citigroup Global Markets Inc., as sole lead arranger, Bank of America, N.A., as documentation agent, and JPMorgan Chase Bank, N.A., as syndication agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 9, 2014)

10.04
Amendment to Amended and Restated Five-Year Credit Agreement, dated as of October 31, 2013, (amended December 20, 2013 and October 9, 2014), among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated October 31, 2013, Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 9, 2014 )

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	67

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2014	68

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2014	69

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2014	70

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2014	71

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document