Form 10-K
period 2014-12-31
EASTMAN CHEMICAL CO
filed 2015-02-27
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
PAGE 1 OF 150 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 147

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

The aggregate market value (based upon the $87.35 closing price on the New York Stock Exchange on June 30, 2014) of the 148,065,837 shares of common equity held by non-affiliates as of December 31, 2014 was $12,933,550,862 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2014 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 148,647,456 shares of common stock of the registrant were outstanding at December 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

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
Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Risk Factors" in Part II, Item 7 of this Annual Report.
The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5

1A.	Risk Factors	25

1B.	Unresolved Staff Comments	25

	Executive Officers of the Company	26

2.	Properties	28

3.	Legal Proceedings	31

4.	Mine Safety Disclosures	31
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	142

11.	Executive Compensation	142

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	142

13.	Certain Relationships and Related Transactions, and Director Independence	143

14.	Principal Accountant Fees and Services	143
PART IV

15.	Exhibits and Financial Statement Schedules	144
SIGNATURES

Signatures	145

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty chemical company that produces a broad range of advanced materials, chemicals, and fibers that are found in products people use every day.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 51 manufacturing sites and equity interests in four manufacturing joint ventures in 15 countries that supply products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

The Company completed four acquisitions in 2014. On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business (the "aviation turbine oil business"). On August 6, 2014, the Company acquired Knowlton Technologies, LLC ("Knowlton"), a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs. On December 5, 2014, Eastman acquired Taminco Corporation (”Taminco”), a global specialty chemical company. On December 11, 2014 Eastman acquired Commonwealth Laminating & Coating, Inc. (“Commonwealth”), a specialty films business. As of the date of acquisitions, results of the acquired businesses are included in Eastman results. For additional information on these acquisitions see Note 2 "Acquisitions" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report"). As required by Securities and Exchange Commission ("SEC") rules, certain pro forma combined financial information giving effect to the acquisition of Taminco is presented in the Company’s Current Report on Form 8-K/A filed with the SEC on February 19, 2015.

On July 2, 2012, the Company acquired Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals. In order to provide the most meaningful comparison of results, some of the corporate and segment information in this Annual Report on Form 10-K (this "Annual Report") includes certain results on a pro forma combined basis, giving effect to the acquisition of Solutia as if it had been completed at the beginning of 2012. For additional information on the assumptions and related matters considered in connection with the presentation of information on a pro forma combined basis, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP and Pro Forma Combined Financial Measures" in Part II, Item 7 of this Annual Report.

Eastman's businesses are managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). Taminco’s former specialty amines and crop protection businesses are managed and reported in the AFP segment. The acquired Commonwealth business is managed and reported in the AM segment. Taminco's former functional amines business and the acquired aviation turbine oil business are managed and reported in the SFI segment. Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company’s products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time. The businesses acquired from Taminco are expected to provide additional opportunities for growth in agriculture, personal care, coatings, and oil and gas markets. Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets.

In 2014, the Company reported sales revenue of $9.5 billion, operating earnings of $1.2 billion, and earnings from continuing operations of $749 million. Earnings per diluted share from continuing operations were $4.95. Asset impairments and restructuring charges and acquisition-related costs included in operating earnings were $77 million and $70 million, respectively. Additionally, operating earnings included a mark-to-market ("MTM") pension and other postretirement benefits plans actuarial net loss of $304 million.

Business Strategy

Eastman's objective is to be an outperforming specialty chemical company with consistent earnings growth and strong cash flow. The Company sells differentiated products into diverse markets and geographic regions. Eastman works with customers to meet their needs in existing and new markets through development of innovative products and technologies. Management believes that the Company can deliver consistent financial results by leveraging the Company's world class technology platforms, improving product mix through innovation, sustaining and expanding advantaged market positions and leveraging advantaged cost positions. Consistently increasing earnings are expected to result from both organic (internal) growth initiatives and inorganic (external growth through joint ventures and acquisitions) initiatives.

In 2014, the Company progressed on both organic and inorganic growth initiatives, including:

•	completing the acquisition of Taminco, which is expected to:

•	strengthen Eastman's presence in attractive niche markets benefiting from megatrends;

•	leverage a world-class technology platform underpinned by a business model similar to Eastman's;

•	provide synergy opportunities; and

•	accelerate revenue and earnings growth prospects;

•	completing the integration of Solutia;

•	in the AFP segment:

•
proceeding with a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in the first half of 2017, and retrofitting an existing manufacturing facility in Germany expected to be operational in the second half of 2015. These actions are expected to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics; and

•	adding Taminco's former specialty amines and crop protection businesses;

•	in the A&P segment, completing a capacity expansion of Eastman 168™ non-phthalate plasticizers at the manufacturing facility in Texas City, Texas in second quarter 2014;

•	in the AM segment:

•
completing an expansion of Eastman Tritan™ copolyester capacity and beginning an additional 60,000 metric ton expansion of Eastman Tritan™ copolyester capacity at the Kingsport, Tennessee manufacturing facility in fourth quarter 2014 which is expected to be operational in early 2017 to meet expected demand for Eastman Tritan™ copolyester; and

•	completing the acquisition of Commonwealth to strengthen the window film product portfolio, add industry leading protective film technology, and increase scale cost efficiencies;

•	in the SFI segment:

•	completing the acquisition of the aviation turbine oil business to broaden Eastman product offerings to better supply the global aviation industry;

•
continuing a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2015 to support expected long-term demand growth in the industrial chemicals and processing market; and

•	adding Taminco's former functional amines business; and

•	completing the acquisition of Knowlton Technologies, a leader in wet-laid nonwovens, to accelerate the innovation cycle for the Eastman™ microfibers technology platform.

The Company benefits from proprietary technologies and advantaged feedstocks, and is focusing on sustainability as a competitive strength for growth. Eastman has developed new products and technologies that enable customers' development and sales of sustainable products. Examples of Eastman’s leading position in providing sustainable solutions are Eastman Tritan™ copolyester, Saflex® acoustic and acoustic heads up display (“HUD”), Eastman Omnia™ high performance solvent, and Eastman 168™ non-phthalate plasticizers.

Management is actively pursuing additional opportunities to leverage world class technology platforms for continued near- and long-term growth both sustaining our leadership in existing markets and expanding into new markets. Examples of these technologies include cellulose esters for tires and packaging and Eastman™ Microfibers technology.

Financial Strategy

In addition to managing its businesses and growth initiatives, the Company remains committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Eastman management believes maintaining a financial profile that supports an investment grade credit rating is important to its long term strategic and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. As described above, the Company pursues a variety of organic growth opportunities and also considers inorganic growth opportunities, including joint ventures and acquisitions. The Company also returns cash to stockholders through dividends and, from time to time, share repurchases. The Company manages its debt based upon its capital structure objectives, funding requirements, and public and private debt market conditions. Management expects that the combination of strong cash flow generation and liquidity and a solid balance sheet will continue to provide flexibility to pursue growth.

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ. Sales revenue and research and development ("R&D") costs, certain components of pension and other postretirement benefits gains, losses, and costs, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). For identification of manufacturing sites see Item 2 "Properties" in Part II, Item 8 of this Annual Report. For additional information concerning the Company's operating segments, see Note 20, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

•	Overview

In the AFP segment, the Company manufactures chemicals for products in the coatings and tires industries in transportation, building and construction, durable goods, and consumables markets. The recently acquired specialty amines and crop protection products are primarily for personal care and agriculture markets. In 2014, the AFP segment had sales revenue of $1.8 billion, 19 percent of Eastman's total sales. Key technology platforms in this segment are propylene derivatives, alkylamine derivatives, insoluble sulfur, cellulose esters, polyester polymers, and hydrocarbon resins.

AFP sales growth is typically similar to general economic growth due to the wide variety of end uses such as tires, coatings, consumables, and feed additives. The segment is focused on high-value additives that provide critical functionality but which comprise a small percentage of total customer product cost. The segment principally competes on the unique performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. Some competitors may commit greater financial and other resources than Eastman to products in markets in which the AFP segment competes. Additionally, within each segment product market, the Company may compete with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Coatings Industry and Other Formulated Products
Solvents • Texanol™ • ketones • esters • glycol ethers • alcohol solvents	specialty coalescents, specialty solvents, and commodity solvents	BASF SE The Dow Chemical Company	propane propylene ethane
Coatings Industry
Building and construction (architectural coatings)
Transportation (OEM) and refinish coatings
Durable goods (industrial coatings applications)
Other Formulated Products
Distribution solvents (olefin derived solvents sold through distribution)
Consumables (graphic arts, cleaners, packaging)
Industrial chemicals (process solvents and intermediates)

Polymers • cellulosics • polyesters • polyolefins	paint additives and specialty polymers	Alternative technologies	wood pulp propylene propane
Coatings Industry
Transportation (OEM and refinish coatings)
Durable goods (wood and industrial coatings applications)
Other Formulated Products
Consumables (graphic arts and inks)
Health and wellness (pharmaceutical and personal care)

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Tires Industry
Crystex®	insoluble sulfur rubber additive	Oriental Carbon & Chemicals Limited Shikoku Chemicals Corporation	naphthenic process oil sulfur	Transportation (tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Santoflex®	antidegradant rubber additive	Jiangsu Sinorgchem Technology Co, Ltd. Korea Kumho Petrochemical Co. Ltd. Lanxess AG	nitrobenzene aniline methyl isobutyl ketone	Transportation (tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Piccotac® Kristalex®	hydrocarbon resins	Cray Valley Hydrocarbon Specialty Chemicals Exxon Mobil Corporation Kolon Industries Incorporated	alpha methylstyrene piperylene styrene	Transportation (tire manufacturing)
Specialty Amines
Specialty intermediates Performance products Formic acid solutions	amine-derivative-based building blocks branded amine based products for niche applications formic-acid based solutions	BASF BASF The Dow Chemical Company Huntsman Corporation BASF Perstorp Luxi Chemical Group Feicheng Acid Chemicals	ethylene oxide ammonia alcohols ethyl oxide butylamines sulfuric acid formic acid	Personal care Water treatment Coatings Animal nutrition Oil and gas Metal working fluids Animal nutrition De-icing
Crop Protection
Alkylamine derivatives	metam based soil fumigants thiram and ziram based fungicides plant growth regulator	The Dow Chemical Company Argo-Kanesho Co Ltd Bayer BASF	alkylamines CS2 caustic soda	Agriculture Crop protection

	Percentage of Total Segment Sales
Product Lines	2014	2013	2012 Pro Forma Combined (1)	2012
Coatings Industry and Other Formulated Products	66%	66%	66%	80%
Tires Industry	31%	34%	34%	20%
Specialty Amines and Crop Protection	3%	-	-	-

(1)	"2012 Pro Forma Combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012.

•	Strategy

A key element of the AFP segment's strategy is to leverage proprietary technologies for the continued development of innovative product offerings and to focus growth efforts on expanding end markets such as coatings, tires, and consumables. Eastman management believes that the ability to leverage the AFP segment's research, application development, and production capabilities across multiple markets makes the segment uniquely positioned to meet evolving needs to improve the quality and performance of its customers' products. For example, new government regulatory requirements are causing tire manufacturers to value innovative materials to help improve fuel efficiency. Eastman’s tire additives technology allows tire manufacturers to enhance fuel efficiency performance without compromising other critical properties like handling and wet traction. In order to address identified market needs, the Company is also developing new technologies such as polyesters for coatings, sustainable solvents, and hydrocarbon resins for tires.

In addition, the acquired Taminco specialty amines and crop protection businesses are expected to enhance Eastman’s presence and provide additional opportunities for AFP growth in attractive niche markets including personal care, coatings, oil and gas, and feed and animal nutrition markets.

The Company is proceeding with a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in the first half of 2017, and retrofitting an existing manufacturing facility in Germany expected to be operational in the second half of 2015. These actions are expected to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics.

The Company's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the segment expects to capitalize on industrial growth in China and other parts of Asia from its planned manufacturing capacity expansion in Malaysia and cellulose ester products sourced from our low cost acetyl manufacturing stream in North America.

ADHESIVES & PLASTICIZERS SEGMENT

•	Overview

The A&P segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to enable customers' growth in their end markets. In 2014, the A&P segment had sales revenue of $1.4 billion, 15 percent of Eastman's total sales. Key technology platforms in this segment are the integrated olefins and polyesters platforms as well as the hydrocarbon resins platform.

In the A&P segment, Eastman manufactures adhesives resins and plasticizers which are used in the manufacture of products sold into consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. Market growth for adhesives resins in emerging markets such as China, Eastern Europe, and Latin America continues to be higher than regional economic growth, mainly due to growing use of consumables in these emerging economies. Use of non-phthalate plasticizers in the United States, Canada, and Europe continues to increase more than general economic growth due to increasing regulatory requirements and consumer preferences. In addition, the segment is expected to benefit from recovery in the North American building and construction industry and the shift of vinyl flooring production to the United States from Asia Pacific. Some of the segment's products are sensitive to periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. Industry supply of some adhesives resins products is affected by changes in the availability of key raw materials. In addition to leveraging integrated manufacturing facilities and scale of production, the segment is well positioned to capitalize on meeting evolving market needs and supporting adoption of Eastman products in new or existing customer formulations. Major competitors in this segment include large, multinational companies. The segment competes primarily based on the breadth of its product portfolio, performance, and price.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Adhesives Resins
Piccotac™ Regalite™ Eastotac™ Eastoflex™	hydrocarbon resins and rosin resins mainly for hot-melt and pressure sensitive adhesives	Exxon Mobil Corporation Kolon Industries, Inc.	piperylene C9 resin oil gum rosin	Consumables (resins used in hygiene and packaging adhesives) Building and construction (resins for construction adhesives and interior flooring)
Plasticizers
Eastman 168™ Eastman™ DOP Benzoflex™ Eastman TXIB™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Emerald Performance Materials	propane propylene paraxylene	Building and construction (non-phthalate plasticizers used in interior surfaces) Consumables (food packaging, packaging adhesives, and glove applications) Health and wellness (medical devices)

	Percentage of Total Segment Sales
Product Lines	2014	2013	2012
Adhesives Resins	53%	52%	55%
Plasticizers	47%	48%	45%

•	Strategy

A key element of the A&P segment's strategy for growth is to leverage Eastman's leading positions and market insights in high-growth hygiene, consumables, durables, and non-phthalate plasticizer applications. The A&P segment focuses on developing and accessing markets with high-growth potential for the Company's products. Key growth markets for the A&P segment are consumables such as hygiene and packaging and flexible plastic products used in sensitive applications. For hygiene and packaging applications, the segment's strategy is to enhance customer options for hot-melt packaging adhesives and to enable customers to meet changing and growing needs in hygiene products. For flexible plastic products used in sensitive applications, the segment's strategy is to develop and provide sustainable alternatives to ortho-phthalate plasticizers traditionally used in toys, child care articles, medical packaging and devices, and food contact items. The segment's regional focus is mainly to leverage its leading cost position in North America and Europe for plasticizers and to serve global markets for adhesives.

Eastman management believes that the ability to leverage the A&P segment's strong technical capabilities across multiple markets makes the segment uniquely positioned to meet evolving market needs and support adoption of Eastman products in new or additional customer formulations. Innovation efforts are focused on improving process efficiency and feedstock flexibility enabling low cost capacity additions, developing products addressing increasing customer quality needs for adhesives, and further enabling customer switching to non-phthalate plasticizers.

In 2014 the Company completed an expansion of its Eastman 168™ non-phthalate plasticizers manufacturing capacity at its Texas City, Texas site.

In addition, the Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing of a joint project to build a 50,000 metric ton hydrogenated hydrocarbons resin plant in Nanjing, China which will support expected demand growth for its products in hygiene and packaging applications in that region.

ADVANCED MATERIALS SEGMENT

•	Overview

In the AM segment, the Company produces and markets specialty copolyesters, cellulose esters, interlayers, and aftermarket window film products that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness products. In 2014, the AM segment had sales revenue of $2.4 billion, 25 percent of Eastman's total sales.

Eastman has strong technical and market development capabilities that enable the segment to modify its polymers, films, and plastics to control and customize their final properties for new application development to deliver more functionality. Examples include providing a balance of performance attributes, practical processing, and Bisphenol A (“BPA”) free and sustainability solutions with Tritan™ copolyester in the specialty plastics product line, and sound reduction and heat control in the interlayers product line. Additionally, these capabilities allow the Company to maintain what management believes is its leading solar control technology position in the window film market through the use of high performance sputter coatings which enhance solar heat rejection while maintaining superior optical properties. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Specialty Plastics
Eastar™ copolyesters Eastman Tritan™ copolyester Eastman Visualize™ Material Eastman Embrace™ copolyester Eastman Spectar™ copolyester Eastman Aspira™ family of resins Flexvue®	specialty copolyesters and cellulose esters	Bayer AG Styron LLC Evonik Industries AG Saudi Basic Industries Corporation Mitsubishi Chemical Corporation S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd	paraxylene ethylene glycol cellulose
Consumables (Specialty copolyesters used in consumer packaging, personal care and cosmetics packaging, in-store fixtures and displays)
Durable goods (consumer housewares and appliances)
Health and wellness (medical)
 Electronics (displays)

Interlayers
Saflex® Saflex® Q Series	polyvinyl butyral ("PVB") sheet specialty PVB intermediates	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol	Transportation (automotive safety glass, automotive acoustic glass, and HUD) Building and construction (PVB for architectural interlayers)
Performance Films
LLumar® SunTek® V-KOOL® Gila®	window film and protective film products for aftermarket applied films	3M Company Saint-Gobain S.A. Garware Chemicals Limited	polyethylene terephthalate film	Transportation (automotive after-market window film) Building and construction (residential and commercial window films)

	Percentage of Total Segment Sales
Product Lines	2014	2013	2012 Pro Forma Combined (1)	2012
Specialty Plastics	54%	53%	52%	69%
Interlayers	34%	34%	34%	23%
Performance Films	12%	13%	14%	8%

(1)	"2012 Pro Forma Combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012.

•	Strategy

Management believes that the segment has significant opportunities to leverage technology platforms into new products and applications, accelerate its growth, and further leverage its manufacturing capacity. The segment is working to expand its portfolio of higher margin products in attractive end markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for future growth. An example is Eastman Tritan™ copolyester used in small appliance applications where the combination of toughness, durability and design flexibility provides clear advantages over glass or lower performance polymer materials. The interlayers product lines, including HUD and acoustic PVB sheet, leverage Eastman's global presence to deliver industry leading innovations to automotive and architectural end markets by collaborating with global and large regional customers. In the automotive end market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment’s product portfolio is aligned with underlying trends toward energy efficiency in both automotive and architectural markets. Additionally, increased demand for BPA-free products has created new opportunities for various applications of copolyesters.

The AM segment expects to continue to improve product mix from increased sales of premium products, including Eastman Tritan™ copolyester, Eastman Visualize™ Material, interlayers with acoustic properties, and LLumar®, V-KOOL®, and SunTek® window films and protective films.

The acquisition of Commonwealth further expands the AM segment's product portfolio and channel network in the diverse window film markets. In addition, the acquisition is expected to enable further manufacturing and distribution efficiencies and adds industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

The Company completed an expansion of Eastman Tritan™ copolyester capacity at the Kingsport, Tennessee manufacturing facility in fourth quarter 2014, and began an additional 60,000 metric ton expansion of Eastman Tritan™ copolyester capacity at the Kingsport, Tennessee manufacturing facility which is expected to be operational in early 2017 to meet expected demand for Eastman Tritan™ copolyester.

During 2014, the Company also progressed on enhancements and innovations to improve its cost position in its PVB resin technology, supporting growth in the AM segment's transportation and building and construction markets in the Asia Pacific region. The construction of a manufacturing facility at the Kuantan, Malaysia site incorporating these improvements is expected to be operational in mid-2017.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells Estron™ acetate tow and Estrobond™ triacetin plasticizers for use primarily in the manufacture of cigarette filters; Estron™ natural (undyed) and Chromspun™ solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years. In 2014, the Fibers segment had sales revenue of $1.5 billion, 15 percent of Eastman's total sales. The Fibers segment has been and is expected to continue to be a stable source of cash flow and earnings.

Eastman's Fibers segment customers are located in all regions of the world, with Asia Pacific approximately 55 percent of 2014 revenues. The largest 13 Fibers segment customers include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers which account for approximately 80 percent of the segment's total sales revenue in 2014.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis.

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

Contributing to profitability in the Fibers segment is the limited number of competitors, high industry capacity utilization, and significant barriers to entry. These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence, and a customer base characterized by strategic long-term customer relationships. The Company intends to continue to capitalize and build on these strengths to improve the strategic position of its Fibers segment. The principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Acetate Tow
Estron™	cellulose acetate tow	Celanese Corporation Solvay S.A. Daicel Corporation Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)
Acetate Yarn
Estron™ Chromspun™ Cosilva™	natural (undyed) acetate yarn solution dyed acetate yarn	UAB Dirbtinis Pluostas Industrias del Acetato de Celulosa S.A. Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Consumables (apparel, home furnishings, and industrial fabrics) Health and wellness (medical tape)
Acetyl Chemical Products
Estrobond™	triacetin cellulose diacetate flake acetic acid acetic anhydride	Jiangsu Ruijia Chemistry Co., Ltd. Polynt SPA Daicel Corporation Celanese Corporation Solvay S.A.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)

	Percentage of Total Segment Sales
Product Lines	2014	2013	2012
Acetate Tow	79%	83%	86%
Acetate Yarn and Acetyl Chemical Products	21%	17%	14%

•	Strategy

In the Fibers segment, Eastman continues to leverage its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. Eastman’s Fibers segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site. In 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation. Eastman's total global acetate tow capacity is approximately 210,000 metric tons, not including the Company’s participation in the Eastman China tow joint venture. The Company supplies 100 percent of the acetate flake raw material to the joint venture from the Company’s manufacturing facility in Kingsport, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings.

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

As a result of recent acetate tow market conditions, including additional industry capacity, the Company is evaluating actions to reduce Fibers segment costs. On February 3, 2015, Eastman announced it will begin a consultation period regarding a proposal to close its Workington, U.K., acetate tow 24,000 metric ton capacity manufacturing facility. The proposed consultation process is, and the closure would be, subject to local legal and regulatory requirements.

SPECIALTY FLUIDS & INTERMEDIATES SEGMENT

•	Overview

The SFI segment leverages large scale and vertical integration from the acetyl and olefins streams and the recently acquired alkylamine stream and proprietary manufacturing technology for specialty fluids to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. Certain SFI products are also used internally by other segments of the Company. The SFI segment has leading market positions in many of its core products, and management believes it is well-positioned in key markets for most of its major products including acetyl chemical intermediates, olefin derivatives, specialty fluids, and alkylamines due to its competitive cost position, scale, technology, and reliability of supply. In 2014, the SFI segment had sales revenue of $2.5 billion, 26 percent of the Company's total sales. Technology platforms for this segment include acetyls, oxo, benzene and derivatives, polyester and alkylamines.

Historically, the intermediates product line's competitive cost position has been primarily due to use of and access to lower cost raw materials, including natural gas, which are used in the production of acetyl stream products, and olefin feedstocks which are used in the production of olefin derivative products. Some of the product line’s products are affected by the olefins cycle. See "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business." This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. While management continues to take steps to reduce the impact of the trough of the olefins cycle, future SFI segment results are expected to continue to fluctuate from time to time due both to general economic conditions and olefins supply and demand.

The specialty fluids product line includes heat transfer and aviation fluids products. The heat transfer fluids product line offers a portfolio of high temperature synthetic aromatic fluids used primarily for indirect heat transfer in many chemical and manufacturing processes. Due to timing of customer project completions, heat transfer fluids product line revenues and earnings fluctuate from time to time.  The aviation fluids product line includes brands that sell into critical applications in the airline industry. Aviation fluids product revenues have historically been stable and influenced by general consumer demand and product performance in global fleet engines.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Chemical Intermediates
oxo alcohols and derivatives acetic acid and derivatives acetic anhydride	chemical intermediates	BASF SE The Dow Chemical Company Oxea BP plc Celanese Corporation Lonza	propane ethane propylene coal acetic acid natural gas	Industrial chemicals and processing Building and construction (paint/coating applications, construction chemicals, building materials) Pharmaceuticals and agriculture Health and wellness
Other Intermediates
ethylene oxo alcohols polymer intermediates acetic acid	olefin, chemical intermediates, and polymer intermediates	LyondellBasell Industries Celanese Corporation BP plc BASF SE Flint Hill Resources	propane ethane propylene coal natural gas paraxylene metaxylene	Building and construction (paint/coating applications, construction chemicals, building materials) Industrial chemicals and processing Packaging
Specialty Fluids
Therminol® Skydrol® Eastman Turbo Oils	heat transfer and aviation fluids	The Dow Chemical Company Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	Industrial chemicals and processing (heat transfer fluids for chemical processes) Renewable energy Commercial aviation
Functional Amines
alkylamines	methylamines and salts higher amines and solvents	DuPont U.S. Amines Oxea	methanol ammonia acetone ethanol butanol	Agrochemicals and various industrial intermediates Energy Personal care Water treatment Animal nutrition

	Percentage of Total Segment Sales
Product Lines	2014	2013	2012 Pro Forma Combined (1)	2012
Chemical Intermediates	50%	48%	48%	51%
Other Intermediates	35%	39%	39%	42%
Specialty Fluids	14%	13%	13%	7%
Functional Amines	1%	—%	—%	—%

(1)	"2012 Pro Forma Combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012.

•	Strategy

A key focus for the segment is to continue to develop and access markets with high-growth potential for the Company's specialty fluids products. A major long-term goal is to expand volumes in growth markets for Therminol® heat transfer fluids through market development efforts. In second quarter 2014, the Company acquired the aviation turbine oil business. Added to Eastman’s Skydrol® aviation hydraulic fluids products, the acquired aviation turbine oil product line enables Eastman to better supply the global aviation industry.

To maintain and enhance its status as a low cost producer, the SFI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings in the chemical intermediates and other intermediates product lines. Through the SFI segment, the Company leverages the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows the SFI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman's SFI segment uses its proprietary oxo-technology in the world's largest single-site, oxo butyraldehyde manufacturing facility to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies, as well as purchased propylene. At the Pace, Florida manufacturing facility acquired from Taminco, a recent expansion solidifies the Company’s position as the largest methylamine producer in North America. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the chemical intermediates and other intermediates product lines to remain cost competitive with, and for some products cost-advantaged over, competitors.

The newly-acquired functional amines product line is expected to provide additional opportunities for SFI segment growth in attractive niche markets such as agriculture and personal care.

The Therminol® heat transfer fluid capacity expansion in Newport, Wales, is expected to be operational in the second half of 2015 to support expected long-term demand in the industrial chemicals and processing market for SFI products.

In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2016, which is expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company continues to benefit from a propylene market contract with an advantaged cost position for purchased propylene. The Company continues to optimize the ethane content in its olefin cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks.

The Company continues to evaluate long-term options for monetizing the Company's excess ethylene capacity while retaining its cost-advantaged integrated position to propylene which supports derivatives throughout the Company.

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain growth initiatives and costs at the corporate level, including certain research and development costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional investment is committed to those projects. The Company continues to explore and invest in research and development initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and reduced environmental impact. An example of such an initiative is the Eastman™ microfiber technology platform which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, with opportunities for future growth in nonwoven and textile applications. The acquisition of Knowlton Technologies is expected to accelerate the Eastman™ microfiber technology platform innovation.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 55 percent of its sales generated from outside the United States and Canada region in 2014. As the Company continues to focus on growth in emerging markets, the percentage of sales from outside the United States and Canada is expected to increase. The Company has expanded its international manufacturing presence, and the Company is also able to transport products globally to meet demand. While all regions continue to be affected by the uncertainty in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's segments and products in each region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report.

In 2014, the regional revenue by segment was as follows:

	United States and Canada	Asia Pacific	Europe, Middle East, and Africa	Latin America
Additives & Functional Products	18%	20%	19%	29%
Adhesives & Plasticizers	17%	5%	19%	16%
Advanced Materials	20%	28%	32%	26%
Fibers	6%	30%	17%	10%
Specialty Fluids & Intermediates	39%	17%	13%	19%
TOTAL	100%	100%	100%	100%

In 2014, the segment revenue by region was as follows:

	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates	Combined
United States and Canada	42%	56%	36%	19%	68%	46%
Asia Pacific	28%	9%	30%	53%	17%	27%
Europe, Middle East, and Africa	22%	29%	28%	24%	11%	22%
Latin America	8%	6%	6%	4%	4%	5%
TOTAL	100%	100%	100%	100%	100%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 75 percent located in the United States. Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products. The SFI segment accounted for 39 percent of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride, although revenues in the region can be volatile due to the dependence of this segment's selling prices on key raw material and energy costs. Recently a larger portion of worldwide building and construction end market products like those of the A&P segment are manufactured in North America rather than Asia Pacific.

Eastman's focus for the Asia Pacific region is on specialty products that benefit from both the emerging middle class in the region and a shift in China from government infrastructure spending to a consumer driven economy. The Company is responding to this growth by strengthening its position through joint ventures and acquisitions. These include an equity joint venture with China National Tobacco Corporation for a 30,000 metric ton acetate tow manufacturing facility in Hefei, China completed in 2013. In the AFP segment, the Company is proceeding with a Crystex® capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region. This expansion is expected to be operational in the first half of 2017. In the AM segment, the Company is proceeding with the construction of a PVB resin manufacturing facility at the Kuantan, Malaysia site which is expected to be operational mid-2017. The Fibers segment is 30 percent of revenue in the region, primarily from acetate tow products.

Company revenues in the Europe, Middle East, and Africa region continue to be negatively affected by ongoing economic weakness in Europe, although sales of certain of the Company's products in the region have increased more than general economic growth in recent periods due to regulatory requirements and consumer preferences in Europe. Additionally, growth in the emerging economies of Eastern Europe for certain products has been higher than global economic growth in recent periods because of higher growth in gross domestic product and per capita income. The AM segment accounted for 32 percent of the region's revenue, with a high concentration of interlayers product sales in this region.

The Company is focused on market trends in the Latin America region that include the growing use of adhesives for consumables and performance films for automotive end-market applications.  Revenue in the region has been volatile due to product availability and the dependence of selling prices on key raw material and energy costs for the chemical intermediates products in the SFI segment.  The AFP segment accounted for 29 percent of the region's revenue due to strong sales revenue in both coatings and tires markets.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 20, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Competitive Positions

Eastman has a strong portfolio of businesses that hold leading positions and manufacture products that enhance performance in a variety of end markets, sometimes classified as "specialty", "special position", or "commodity" products depending on product feature, product market, and competitive characteristics. Management considers “specialty” products those with leading competitive positions that enhance the performance of the end-use products through unique or differentiated product features. Examples of “specialty” products are Eastman Tritan™ copolyester, Texanol™, and Crystex®. “Special position” products are products that are also offered by competitors, but for which Eastman’s market position, regional cost advantage, and customer service provides a competitive advantage that enables consistent profit margins. Examples of “special position” products are Eastman 168™ plasticizer and acetic anhydride. The acquisition of the Taminco businesses adds additional "specialty" and "special position" products to the Company's portfolio. A relatively small portion (less than 15 percent of 2014 operating earnings) of Eastman’s products are considered “commodity” products, primarily excess chemical intermediates produced by Eastman’s large scale vertically integrated manufacturing assets that are sold externally to maintain high manufacturing capacity utilization. Examples of “commodity” products are bulk ethylene and polymer intermediates.

Seasonality and Cyclicality

The Company's earnings are typically greater in second and third quarters, and cash flows from operations are typically highest in the second half of the year due to seasonal demand based on general economic activity in the Company's key markets as described in "Business Segments". Results in the A&P and the AM segments are typically weaker in fourth quarter due to seasonal downturns in key markets.

The intermediates product lines of the SFI segment and the coatings product lines of the AFP segment are impacted by the cyclicality of key end products and markets, while other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of business cycles and global economic conditions affect the length of each cycle.

Despite sensitivity to global economic conditions, many of the products of each segment are expected to continue to provide an overall stable foundation for earnings.

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in 39 other countries selling into approximately 135 countries around the world. Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value. Market, customer, application, and technical expertise are critical capabilities. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

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

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 70 percent, of its key raw materials and energy through different contract mechanisms, generally of two to five years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments to mitigate the impact of market price fluctuations. Key raw materials include propane, paraxylene, cellulose, propylene, methanol, natural gas, coal, ethane, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, steam, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. The Company's raw material and energy costs as a percent of total cost of operations were approximately 55 percent, 60 percent, and 55 percent in 2014, 2013, and 2012, respectively.

For additional information about raw materials, see exhibit 99.01 "Product and Raw Material Information" of this Annual Report on Form 10-K.

Manufacturing Streams

Integral to Eastman's strategy for growth is leveraging its heritage of expertise and innovation in acetyl, olefins, and polyester chemistries in key markets, including building and construction, consumables, transportation, and tobacco. The Taminco acquisition adds a leading position in alkylamine chemistry. For each of these chemistries, Eastman has developed and acquired a combination of assets and technologies that are operated within four manufacturing "streams".

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

•
In the olefins stream, the Company begins primarily with propane and ethane, which are cracked into the "olefin" chemicals ethylene and propylene at its facility in Longview, Texas. "Cracking" is a chemical process in which liquefied petroleum gases are converted into the more reactive olefin molecules which can then be used in the manufacture of other chemicals. Eastman operates three cracking units in Longview, Texas. The company continues to optimize the ethane content in its olefins cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks. The Company also purchases additional propylene for use at its Longview facility and its facilities outside the United States and has an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2016, which is expected to further improve the Company's competitive cost position compared to purchasing propylene in the North American market. Prior to completion of the plant, the Company benefits from a propylene market contract which improves its cost position for purchased propylene. Propylene is used in chemical intermediates, which are used to produce a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. The ethylene is used to produce chemicals that Eastman's customers ultimately convert for end uses in the food industry, health and beauty products, detergents, and automotive products. Petrochemical business cycles are influenced by periods of over- and under-capacity. Capacity additions to steam cracking units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins. Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles. The Company believes it is positioned to be less impacted by these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets.

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

•
In the alkylamine stream, the Company begins with ammonia and alcohols (C1 - C6) to produce methyl amines and higher alkylamines, which can then be further reacted with other chemicals to produce alkylamine derivatives.  The Company’s alkylamine products are primarily used in agriculture, water treatment, personal care, animal nutrition and oil and gas end markets. The Company is recognized as a leader in alkylamine technology. Methylamines are manufactured by reacting methanol with ammonia in a catalytic reactor. Three different methylamines are produced: mono methylamine (“MMA”), di methylamine (“DMA”) and tri methylamine (“TMA”). The reaction circumstances (pressure, temperature, catalysts, etc.) and reactant ratios determine the ratio of the three products which are purified by distillation and used as building blocks to produce downstream derivatives or sold externally to merchant customers. The term 'higher alkylamines' refers to amines produced with C2-C6 alcohols (ethyl, n butyl, n propyl, isopropyl and cyclohexyl amines). The manufacturing process for higher alkylamines is similar to that for methylamines, as ammonia is combined with various alcohols in catalytic reactors and subsequently distilled. The use of different alcohols results in the creation of different higher alkylamines which are used both internally to produce derivatives or sold externally to the merchant market.

In addition to stream integration, the Company also derives value from Eastman's cellulosics expertise. These cellulosics are natural polymers, sourced from managed forests, which, when combined with the acetyl and olefin streams, provide differentiated product lines and an advantaged raw material position for Eastman.

The Company leverages its expertise and innovation in acetyl, olefins, polyester and alkylamine chemistries, and technologies, as well as its use of cellulosics, to meet demand and create new uses and opportunities for the Company's products in key markets. Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Capital Expenditures

Capital expenditures were $593 million, $483 million, and $465 million in 2014, 2013, and 2012, respectively. Capital expenditures in 2014 were primarily for organic growth initiatives particularly in the SFI and AM segments, including improvements to plants, purchases of equipment, and manufacturing and administrative facility additions and enhancements. The Company expects that 2015 capital spending will be between $700 million and $725 million including the costs of modernization and expansion of the Kingsport, Tennessee site, the expansion and construction at the Kuantan, Malaysia manufacturing site in the AFP and AM segments, additional expansion of Eastman Tritan™ copolyester capacity in Kingsport, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales. Capital spending in 2015 is expected to include approximately $80 million for the recently acquired Taminco businesses.

Employees

Eastman employs approximately 15,000 men and women worldwide. Approximately 10 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2014 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2014.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, chemicals, and fibers, Eastman owns over 700 active United States patents and more than 1,900 active foreign patents, expiring at various times over several years, and also owns over 5,500 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the SFI segment.  The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol in the SFI segment.

Research and Development

For 2014, 2013, and 2012, Eastman's R&D expenses totaled $227 million, $193 million, and $198 million, respectively.

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

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available. In some cases, applicable environmental regulations such as those adopted under the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company. Likewise, any new legislation or regulations related to greenhouse gas emissions and energy could impact the timing and amount of environmental costs incurred by the Company. The Company has reduced its greenhouse gas emissions and energy consumption on a unit basis over the last five years.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures. In these cases, the liability is monitored until such time that sufficient information exists. With respect to a contaminated site, the amount accrued reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs. The Company's cash expenditures related to environmental protection and improvement were $319 million, $285 million, and $262 million, in 2014, 2013, and 2012, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $79 million and $53 million in expenditures for engineering and construction in 2014 and 2013, respectively.

Management anticipates that capital expenditures associated with boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next four to five years compared to recent historical levels. However, the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas over that period which the Company believes is more cost-efficient. Management does not believe that these expenditures will have a material effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect near term environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies"; 14, "Environmental Matters"; and 23, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2015 and 2014, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year. These orders are primarily short-term and all orders are expected to be filled in the following year. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Available Information - SEC Filings

The Company makes available free of charge, through the "Investors - SEC Information" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

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

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II – Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors" of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Mark J. Costa, age 48, is Chief Executive Officer and Chairman of the Eastman Chemical Company Board of Directors. Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing; was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer in May 2009; and became President and a Director of the Company in May 2013.  Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group ("Monitor").  He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries.  Mr. Costa was appointed Chief Executive Officer in January 2014 and was named Chairman effective July 2014.

Curtis E. Espeland, age 50, is Executive Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Director of Internal Auditing; Director of Finance, Asia Pacific; Director of Corporate Planning and Forecasting; Vice President and Controller; Vice President, Finance, Eastman Division; Vice President, Finance, Polymers; and Senior Vice President and Chief Financial Officer from 2008 until December 2013.  He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position effective January 2014.

Ronald C. Lindsay, age 56, is Chief Operating Officer.  Mr. Lindsay joined Eastman in 1980 and has held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates; in 2005 became Vice President, Performance Chemicals and Intermediates; in 2006 was appointed Senior Vice President and Chief Technology Officer; in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership; in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates; and in January 2011 was appointed Executive Vice President, Performance Chemicals and Intermediates, Fibers, Engineering and Construction, and Manufacturing Support.  In July 2012 he was appointed Executive Vice President, Adhesives &Plasticizers, Fibers, Specialty Fluids & Intermediates, Engineering and Construction, and Manufacturing Support. He was appointed to his current position effective January 2014.

Brad A. Lich, age 47, is Executive Vice President, with responsibility for the Additives and Functional Products and Advanced Materials segments and the marketing, sales, and pricing organizations. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for Coatings. Other positions of increasing responsibility followed, including General Manager of Emerging Markets for the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI"). In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. Mr. Lich was appointed to his current position effective January 2014.

Michael H.K. Chung, age 61, is Senior Vice President and Chief International Ventures Officer.  Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses.  He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region.  Mr. Chung was appointed to his current position effective January 2011.

Mark K. Cox, age 49, is Senior Vice President and Chief Manufacturing and Engineering Officer.  Mr. Cox joined Eastman in 1986 and has served in a variety of management positions, including leadership roles within the Business Management, Manufacturing, and Technology areas. Additionally, he has held responsibility for Eastman’s Corporate Six Sigma program. In August 2008, Mr. Cox was appointed Vice President, Chemicals and Fibers Technology.  Beginning in May 2009, Mr. Cox served as Vice President, Chemicals, Fibers, and Performance Polymers Technology. He was appointed Vice President, Worldwide Engineering and Construction in August 2010 and to his current position effective January 2014.

Stephen G. Crawford, age 50, is Senior Vice President and Chief Technology Officer, including responsibility for corporate innovation. Mr. Crawford joined Eastman in 1987. Since then, he has held several leadership positions of increasing responsibility in the manufacturing and technology organizations, including Vice President, Specialty Polymers and Coatings Technology. In February 2013, Mr. Crawford was appointed Vice President, Functional Products Technology.  In that position he had responsibility for Coatings, Adhesives and Plasticizers, Fibers and Rubber Additives Technology development. Mr. Crawford was appointed to his current position effective January 2014.

David A. Golden, age 49, is Senior Vice President, Chief Legal Officer, and Corporate Secretary. Mr. Golden has responsibility for Eastman's Legal, Corporate HSES, and Global Public Affairs and Policy organizations. He also has overall responsibility for Eastman's Ethics & Corporate Compliance program. Immediately prior to this position, he was Vice President, Associate General Counsel, and Corporate Secretary with overall responsibility for Eastman’s Legal Department.  Mr. Golden joined Eastman in 1995 as an attorney and has held positions of increasing responsibility, including serving as the Company’s Director of Internal Audit from October 2005 to October 2007 and Vice President and Assistant General Counsel responsible for the Company’s Commercial and International Law groups from 2007 to 2010. Mr. Golden assumed his current role in January 2013. Prior to joining Eastman, he worked as an attorney in the Atlanta office of the law firm of Hunton & Williams.

Godefroy A.F.E. Motte, age 56, is Senior Vice President, Integrated Supply Chain and Chief Regional and Sustainability Officer.  Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales, supply chain, and manufacturing and in both the Company's chemicals and polymers businesses.  He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006.  In January 2011, Mr. Motte was appointed Senior Vice President, Chief Regional and Sustainability Officer and was appointed to his current position effective July 2012.

Perry Stuckey, III, age 55, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011, as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience spans more than 25 years, including a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology organizations, including Hill-Rom Company, Rockwell Automation, and Monsanto Company. Mr. Stuckey was appointed to his current position in January 2013.

Scott V. King, age 46, is Vice President, Finance and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, Mr. King has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007 and Chief Accounting Officer in September 2008.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in June 2014.

ITEM 2.	PROPERTIES

At December 31, 2014, Eastman Chemical Company ("Eastman" or the "Company") owned or operated 51 manufacturing sites and has equity interests in four manufacturing joint ventures in a total of 15 countries.  Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the Company's manufacturing sites are:

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

USA
Alvin, Texas(1)					x
Anniston, Alabama					x
Axton, Virginia			x
Canoga Park, California(2)			x
Cartersville, Georgia(1)	x
Chestertown, Maryland		x
Chicago, Illinois(2)			x
Columbia, South Carolina(1)(3)			x
Franklin, Virginia(1)		x
Indianapolis, Indiana	x
Jefferson, Pennsylvania	x	x
Kingsport, Tennessee	x	x	x	x	x
Lemoyne, Alabama(1)	x
Linden, New Jersey					x
Longview, Texas	x	x	x		x
Martinsville, Virginia (4)			x
Monongahela, Pennsylvania	x
Pace, Florida	x				x
Sauget, Illinois	x
Springfield, Massachusetts			x
St. Gabriel, Louisiana	x				x
Sun Prairie, Wisconsin			x
Texas City, Texas		x			x
Trenton, Michigan			x
Watertown, New York (5)
Europe
Antwerp, Belgium(1)	x		x
Ghent, Belgium (4)	x		x		x
Workington, England				x
Kohtla-Järve, Estonia		x			x
Oulu, Finland	x
Dresden, Germany			x
Leuna, Germany	x				x
Nienburg, Germany	x
Middelburg, the Netherlands		x
Newport, Wales			x		x

(1)	Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

(2)	Eastman leases from a third party and Eastman operates the site.

(3)
Although nearly the entire manufacturing site was included in the first quarter 2011 divestiture of the Company's polyethylene terephthalate ("PET") business and related assets, a portion has been retained subsequent to the sale.

(4)	Eastman has more than one manufacturing site at this location.

(5)
This location supports developing businesses of the Eastman™ microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss).

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Fengxian, China	x
Suzhou, China(1)(2)(3)			x		x
Wuhan, China(4)		x
Yixing, China	x
Zibo, China(5)	x	x
Kashima, Japan	x
Ulsan, Korea				x
Kuantan, Malaysia(1)	x		x
Jurong Island, Singapore(1)	x	x			x
Latin America
Itupeva, Brazil(6)	x
Mauá, Brazil		x
Santo Toribio, Mexico			x
Uruapan, Mexico		x

(1)	Eastman leases from a third party and Eastman operates the site.

(2)	Eastman has more than one manufacturing site at this location.

(3)	Eastman holds a 60 percent share in the joint venture Solutia Therminol Co., Ltd., Suzhou in the Specialty Fluids & Intermediates segment.

(4)	Eastman holds a 51 percent share in the joint venture Eastman Specialties Wuhan Youji Chemical Co., Ltd.

(5)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

(6)	Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

Eastman has 50 percent or less ownership in joint ventures at the following manufacturing sites:

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Hefei, China				x
Nanjing, China (1)		x			x
Shenzhen, China			x

(1)	Eastman has more than one manufacturing site at this location.

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 200 stand-alone distribution facilities in the United States and 30 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Merelbeke, Belgium; Shanghai, China; Miami, Florida; Capelle aan den IJssel, the Netherlands; Allentown, Pennsylvania; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Palo Alto, California; Canoga Park, California; Naperville, Florida; Springfield, Massachusetts; Akron, Ohio; Martinsville, Virginia; Ghent, Belgium; Kirkby, England; Middelburg, the Netherlands; Shanghai, China; and Singapore.  In addition to Eastman's regional customer service centers located in Kingsport, Tennessee; St. Louis, Missouri; Miami, Florida (Latin America); Capelle aan den IJssel, the Netherlands; Zaventem, Belgium; Koeln, Germany; Shanghai, China; and Singapore, the Company also has customer service offices located in 15 other countries around the world.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2014 and 2013.

		High	Low	Cash Dividends Declared
2014	First Quarter	$88.90	$73.00	$0.35
	Second Quarter	90.55	82.49	0.35
	Third Quarter	89.02	78.21	0.35
	Fourth Quarter	88.93	70.38	0.40
2013	First Quarter	$75.18	$67.27	$0.30
	Second Quarter	74.62	63.48	0.30
	Third Quarter	82.91	69.75	0.30
	Fourth Quarter	82.96	72.62	0.35

As of December 31, 2014, there were 148,647,456 shares of the Company's common stock issued and outstanding, which shares were held by 19,438 stockholders of record.  These shares include 50,798 shares held by the Company's charitable foundation.  The Company's Board of Directors has declared a cash dividend of $0.40 per share during the first quarter of 2015, payable on April 1, 2015 to stockholders of record on March 16, 2015.  Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay a quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

.

ITEM 6.	SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010
Sales	$9,527	$9,350	$8,102	$7,178	$5,842
Operating earnings	1,162	1,862	800	937	844
Earnings from continuing operations	755	1,172	443	607	418
Earnings from discontinued operations	2	—	—	9	9
Gain from disposal of discontinued operations	—	—	1	31	—
Net earnings	757	1,172	444	647	427
Less: Net earnings attributable to noncontrolling interest	6	7	7	1	2
Net earnings attributable to Eastman	$751	$1,165	$437	$646	$425
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$749	$1,165	$436	$606	$416
Earnings from discontinued operations, net of tax	2	—	1	40	9
Net earnings attributable to Eastman stockholders	$751	$1,165	$437	$646	$425
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$5.01	$7.57	$2.99	$4.34	$2.88
Earnings from discontinued operations	0.02	—	0.01	0.29	0.07
Net earnings	$5.03	$7.57	$3.00	$4.63	$2.95
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$4.95	$7.44	$2.92	$4.24	$2.81
Earnings from discontinued operations	0.02	—	0.01	0.28	0.07
Net earnings	$4.97	$7.44	$2.93	$4.52	$2.88
Statement of Financial Position Data
Current assets	$3,173	$2,840	$2,699	$2,302	$2,047
Net properties	5,087	4,290	4,181	3,107	3,219
Goodwill	4,486	2,637	2,644	406	375
Other intangibles	2,905	1,781	1,870	101	92
Total assets	16,072	11,845	11,710	6,184	5,986
Current liabilities	2,022	1,470	1,364	1,114	1,070
Long-term borrowings	7,248	4,254	4,779	1,445	1,598
Total liabilities	12,482	7,970	8,682	4,283	4,327
Total Eastman stockholders' equity	3,510	3,796	2,943	1,870	1,627
Dividends declared per share	1.450	1.250	1.080	0.990	0.895

On December 5, 2014, Eastman Chemical Company ("Eastman" or the "Company") completed its acquisition of Taminco, a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco’s former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are managed and reported as part of the Specialty Fluids & Intermediates ("SFI") segment.

On December 11, 2014, the Company acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth") for a total purchase price of $438 million including the repayment of debt. The acquisition was accounted for as a business combination and the acquired Commonwealth business is managed and reported in the Advanced Materials segment.

On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business ("aviation turbine oil business") for a total cash purchase price of $283 million. The acquisition was accounted for as a business combination and the acquired aviation turbine oil business is managed and reported in the SFI segment.

On August 6, 2014, the Company acquired Knowlton Technologies, LLC ("Knowlton"), for a total cash purchase price of $42 million. The acquisition was accounted for as a business combination. The acquired Knowlton business is a developing business of the Eastman™ microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss).

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

For additional information about the above acquired businesses see Note 2, "Acquisitions", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.  As of the date of acquisition, results of the acquired businesses are included in Eastman results.

In third quarter 2011, the Company completed three acquisitions, each accounted for as a business combination: Sterling Chemicals, Inc., a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers (A&P) segment, including Eastman 168™ non-phthalate plasticizers, and acetic acid in the SFI segment; Scandiflex do Brasil S.A. Indústrias Químicas, a manufacturer of plasticizers located in São Paulo, Brazil, which is reported in the A&P segment; and Dynaloy, LLC, a producer of formulated solvents, which is reported in the AFP segment.

In 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its former Performance Polymers segment.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with accounting principles generally accepted ("GAAP") in the United States.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2014 Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are to diluted earnings per share unless otherwise noted.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low. However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant slow-down in the economy, the Company could increase its allowances. This could result in a material charge to earnings. The Company's allowance for doubtful accounts was $10 million and $12 million at December 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

As a result of the 2014 acquisitions, the Company recorded $1.9 billion of goodwill and $1.3 billion of definite-lived intangible assets. As required by purchase accounting guidance, the Company performed a determination of the fair value of assets and liabilities acquired. Therefore, the goodwill and intangible assets resulting from the acquisitions were excluded from the current year's annual testing of goodwill and indefinite-lived intangible assets. See Note 2, "Acquisitions" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The review of these long-lived assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recognized for the excess of the carrying amount of the asset over the fair value.

The Company conducts testing of goodwill and indefinite-lived intangible assets annually in third quarter of each year or when impairment indicators arise, whichever comes first.

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

As a result of the tests performed during third quarter 2014, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the specialty fluids reporting unit (a part of the Specialty Fluids and Intermediates ("SFI") operating segment) acquired from Solutia Inc. ("Solutia").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Goodwill of $545 million is allocated to the specialty fluids reporting unit. As of December 31, 2014 the fair value of the specialty fluids reporting unit approximates the carrying value. Two of the most critical assumptions used in the calculation of the fair value of the specialty fluids reporting unit are the long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value was 13 percent less than the carrying value with a one percent decrease in the long-term growth rate and 16 percent less than the carrying value with a one percent increase in the discount rate.

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

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a one percent risk premium. The carrying value of indefinite-lived intangible assets is considered to be impaired when the estimated fair value is less than the carrying value of the trademarks.

As of July 1, 2014, the testing date, the Company had $567 million in indefinite-lived intangible assets. In third quarter 2014, the Company recognized an impairment of $22 million in the Additives & Functional Products segment to adjust the carrying value of the Crystex® tradename to $135 million as a result of the decrease in projected revenues since the tradename was acquired from Solutia in 2012.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of triggering events which might require additional testing before the next required annual impairment test.

Changes in indefinite-lived asset valuation assumptions may result in future indefinite-lived asset impairments. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset would be adjusted, resulting in a charge to earnings.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $324 million to the maximum of $548 million at December 31, 2014. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at December 31, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with GAAP, the Company also establishes reserves for closure and postclosure costs associated with the environmental and other assets it maintains.  Environmental assets, as defined by GAAP, include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments.  When these types of assets are constructed or installed, a loss contingency reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future estimated costs are charged against earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset is up to 50 years.  If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged against earnings could increase or decrease.

In accordance with GAAP, the Company also monitors conditional obligations and recognizes loss contingency associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company's environmental loss contingency reserve, including the above remediation, was $345 million at December 31, 2014 and $368 million at December 31, 2013, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs. Amounts at December 31, 2014 included the amount of environmental loss contingencies of the acquired Taminco Corporation businesses. See Note 2, "Acquisitions" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Pension and Other Postretirement Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman subsidizes life insurance, health care, and dental benefits for eligible retirees, and health care and dental benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension and other postretirement benefit plans.  Prior to the acquisition, the Solutia U.S. pension plans had been closed to new participants and were no longer accruing additional benefits.  For valuing the obligations and assets of the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 3.80 percent and 3.10 percent, respectively, and a weighted average expected return on plan assets of 7.78 percent and 5.50 percent, respectively, at December 31, 2014. The Company assumed a weighted average discount rate of 3.91 percent for its other postretirement benefit plans and an expected return on plan assets of 3.75 percent for its voluntary employees' beneficiary association retiree trust at December 31, 2014. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The Company performed a five year experience study of the assumptions for the U.S. plans in 2014 which included a review of the mortality tables. The Company uses the RP-2000 table with scale AA static improvement scale and no collar adjustment. As a result of the experience study, the Company did not change to the recently published RP-2014 table as the current RP-2000 table with scale AA more closely aligns with the Company's experience.

The projected benefit obligation as of December 31, 2014 and 2015 expense are affected by year-end 2014 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for all pension plans and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Assumption	Impact on 2015 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2014 Projected Benefit Obligation for Pension Plans		Impact on 2015 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2014 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	-$2 Million	+$60 Million	+$52 Million	-$1 Million	+$27 Million

25 basis point increase in discount rate	+$2 Million	-$59 Million	-$48 Million	+$1 Million	-$27 Million

25 basis point decrease in expected return on assets	+$6 Million	No Impact	No Impact	< +$0.5 Million	No Impact

25 basis point increase in expected return on assets	-$6 Million	No Impact	No Impact	< -$0.5 Million	No Impact

The expected return on assets and assumed discount rate used to calculate the Company's pension and other postretirement benefit obligations are established each December 31. The expected return on assets is based upon prior performance and the long-term expected returns in the markets in which the trusts invest their funds, primarily in the following markets: U.S. and non-U.S. fixed income, U.S. and non-U.S. public equity, private equity, and real estate markets. Moreover, the expected return on plan assets is a long-term assumption and on average is expected to approximate the actual return on assets. Actual returns will be subject to year-to-year variances. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and other postretirement benefit obligations. As future health care benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

The Company uses fair value accounting for plan assets. If actual experience differs from long-term assumptions for asset returns and discount rates which were used in determining the current year expense, the difference is recognized immediately as part of the mark-to-market ("MTM") net gain or loss in the fourth quarter of each year, and any other quarter in which an interim remeasurement is triggered. The MTM net gain or loss applied to earnings from continuing operations in 2014, 2013, and 2012 due to the actual experience versus assumptions of returns on plan assets and discount rates for the defined benefit pension and other postretirement benefit plans were a net loss of $304 million, net gain of $383 million, and net loss of $276 million, respectively. At December 31, 2014, the Company's weighted-average assumed discount rate was 3.68 percent, down significantly from the prior year, resulting in an actuarial loss of approximately $375 million. Overall pension asset values increased approximately $70 million due to asset values appreciating in excess of the assumed weighted-average rate of return. The actual return was approximately $255 million, or approximately 9 percent, which was in excess of the expected return of approximately $185 million, or 7.08 percent, and resulted in the approximately $70 million increase.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other postretirement benefit obligations caused by a change in the assumed discount rate during 2015 will impact the cash contributions to be made to the pension plans during 2015. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other postretirement benefit obligations, see Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

Amounts of deferred tax assets and liabilities on the Company's balance sheet are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, and domestic and foreign taxes, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome from future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2014, a valuation allowance of $264 million has been provided against the deferred tax assets.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the balance sheet.

Purchase Accounting

In general, the acquisition method of accounting requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. For assets and liabilities other than intangible assets and property, plant, and equipment, the Company estimates fair value using the exit price approach which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from the viewpoint of unrelated market participants as a whole, in the principal or most advantageous market, and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired or liabilities assumed is recognized in the line item goodwill on the Company's balance sheet.

For intangible assets, the Company uses the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and uses valuation inputs in these models and analyses that are based on market participant assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data which includes consideration of obsolescence. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, and asset lives for property, plant and equipment and amortization periods for intangible assets, and subsequent adjustments to such initial valuations can materially affect the Company's results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

Non-GAAP and pro forma combined financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "2014 Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as MTM losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any other quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

Non-GAAP Measures in this Annual Report

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Annual Report are:

•
MTM pension and other postretirement benefit plans gains and losses, net, which are actuarial gains and losses measured as the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period. These actuarial gains and losses were primarily due to changes in discount rates reflective of changes in global market conditions and interest rates on high-grade corporate bonds and changes in other postretirement benefit plan obligations resulting from a plan amendment, and did not directly arise from Eastman's core business and operations;

•	Asset impairments and restructuring charges, net, which, other than severance costs, are not cash transactions impacting profitability;

•
Costs resulting from the sale of acquired inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of these inventories (as required by purchase accounting, these inventories were marked to fair value); and

•
Acquisition transaction, pre-close financing, and integration costs of the acquired Solutia, Taminco Corporation ("Taminco"), Commonwealth Laminating & Coating, Inc. ("Commonwealth"), BP plc global aviation turbine engine oil business (the "aviation turbine oil business"), and Knowlton Technologies, LLC ("Knowlton") businesses, which are non-core costs, in each case for the periods and in the amounts in the table below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

(Dollars in millions)	2014	2013	2012
Non-core or non-recurring items impacting operating earnings:
Mark-to-market pension and other postretirement benefits (gain) loss, net	$304	$(383)	$276
Asset impairments and restructuring charges, net	77	76	120
Additional costs of acquired inventories	24	—	79
Acquisition integration costs	24	36	16
Acquisition transaction costs	22	—	28
Non-core or non-recurring items impacting earnings before income taxes:
Acquisition pre-close financing costs	$13	$—	$32

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Net interest expense,

•	Other (income) charges, net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

For more detail about MTM pension and other postretirement benefit plans gains and losses, net, including actual and expected return on plan assets and the components of the net gain or loss, see "CRITICAL ACCOUNTING ESTIMATES -- Pension and Other Postretirement Benefits" above and Note 11, "Retirement Plans - Summary of Changes and - Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Pro Forma Combined Financial Information

In order to provide more meaningful comparison of results, some of the following corporate and segment discussion and analysis includes both actual results for all periods presented and results on a "pro forma combined" basis. The unaudited pro forma combined information is based on the historical consolidated financial statements of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated January 1, 2012, the beginning of the earliest period presented. The unaudited pro forma combined information reflects only the combination of Eastman and Solutia and does not give pro forma effect to any other transactions or events. For 2012, pro forma combined results reflect actual results for third and fourth quarter 2012 plus pro forma combined results for the first six months 2012.

The unaudited pro forma combined information is not necessarily indicative of the results of operations, or the financial position, that would have actually occurred had the acquisition been completed as of the dates indicated, nor is it indicative of the future operating results, or financial position, of Eastman. The unaudited pro forma combined information did not reflect future events that may have occurred or may still occur after the acquisition of Solutia, including the potential realization of any future operating cost savings (synergies) or restructuring activities or other costs related to the integration of Solutia and yet to be incurred, and did not consider potential impacts of then current market conditions on revenues or expense efficiencies.

The unaudited pro forma combined information includes certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Solutia depreciable fixed assets and limited-life amortizable assets acquired in the transaction. Additionally, in the preparation of unaudited pro forma combined sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit plans actuarial losses and gains adopted by Eastman during first quarter 2012. The information also includes adjustments to Solutia exclusions from operating earnings in order to be consistent with Eastman's non-GAAP presentation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, certain pro forma combined financial information for the acquisition of Taminco is presented in the Company's Current Report on Form 8-K/A filed February 19, 2015.

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

Similarly, from time to time, Eastman may disclose to investors and securities analysts one or both of the alternative non-GAAP measures of "free cash flow", which management defines as (i) cash provided by operating activities, as adjusted, described above, less the amounts of capital expenditures and dividends, and (ii) cash provided by operating activities, as adjusted, described above, less the amount of capital expenditures. Management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow. Eastman management believes these are appropriate metrics to use to evaluate the Company's overall ability to generate cash to fund future operations, inorganic growth opportunities, and to meet the Company's debt repayment obligations. Management believes these metrics are useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies.

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA" and "Return on Invested Capital" (or "ROIC"). Management defines "Adjusted EBITDA" as "EBITDA" (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. "EBITDA Margin" is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines "ROIC" as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value, of the Company with those of other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 OVERVIEW

Eastman's businesses are managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). Taminco's former specialty amines and crop protection businesses are managed and reported in the AFP segment. The acquired Commonwealth business is managed and reported in the AM segment. Taminco's former functional amines business and the acquired aviation turbine oil business are managed and reported in the SFI segment. Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company’s products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time. The businesses acquired from Taminco are expected to provide additional opportunities for growth in agriculture, personal care, coatings, and oil and gas markets. Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets.

The Company generated sales revenue of $9.5 billion and $9.4 billion for 2014 and 2013, respectively.  The sales revenue increase of $177 million in 2014 was primarily due to higher AFP, A&P, and AM segment sales volume and higher Fibers segment selling prices, partially offset by lower Fibers segment sales volume.

Operating earnings were $1.2 billion in 2014 compared to $1.9 billion in 2013. Excluding the non-core or non-recurring items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", operating earnings were $1.61 billion in 2014 and $1.59 billion in 2013. Operating earnings in 2014 increased slightly as higher sales volume and improved product mix, particularly in the AM segment, higher selling prices, primarily in the Fibers segment, more than offset higher raw material and energy costs particularly for propane in the first half of the year, primarily in the SFI segment, and the cost of manufacturing capacity shutdowns.

As described in more detail in "Results of Operations", earnings from continuing operations and diluted earnings per share attributable to Eastman were as follows:

	2014		2013
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$749	$4.95	$1,165	$7.44
MTM pension and other postretirement benefit plans (gain) loss, net of tax	202	1.34	(233)	(1.49)
Asset impairments and restructuring charges, net of tax	63	0.42	53	0.34
Acquisition transaction and integration costs, net of tax	39	0.26	23	0.15
Additional costs of acquired inventories, net of tax	15	0.10	—	—
Earnings from continuing operations excluding non-core or non-recurring items, net of tax	$1,068	$7.07	$1,008	$6.44

The Company generated $1.4 billion in cash from operating activities in 2014, compared to $1.3 billion cash generated from operating activities during 2013. The increase in cash from operating activities was primarily due to higher cash earnings and lower income tax payments partially offset by higher variable compensation payouts and increased working capital requirements.

In 2014, the Company progressed on both organic (internal) and inorganic (external growth through joint ventures and acquisitions) growth initiatives, including:

•	completing the acquisition of Taminco, which is expected to:

•	strengthen Eastman's presence in attractive niche markets benefiting from megatrends;

•	leverage a world-class technology platform underpinned by a business model similar to Eastman's;

•	provide synergy opportunities; and

•	accelerate revenue and earnings growth prospects;

•	completing the integration of Solutia;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	in the AFP segment:

•
proceeding with a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in the first half of 2017, and retrofitting an existing manufacturing facility in Germany expected to be operational in the second half of 2015. These actions are expected to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics; and

•	adding Taminco's former specialty amines and crop protection businesses;

•	in the A&P segment, completing a capacity expansion of Eastman 168™ non-phthalate plasticizers at the manufacturing facility in Texas City, Texas in second quarter 2014;

•	in the AM segment:

•
completing an expansion of Eastman Tritan™ copolyester capacity and beginning an additional 60,000 metric ton expansion of Eastman Tritan™ copolyester capacity at the Kingsport, Tennessee manufacturing facility in fourth quarter 2014 which is expected to be operational in early 2017 to meet expected demand for Eastman Tritan™ copolyester; and

•	completing the acquisition of Commonwealth to strengthen the window film product portfolio, add industry leading protective film technology, and increase scale cost efficiencies;

•	in the SFI segment:

•	completing the acquisition of the aviation turbine oil business to broaden Eastman product offerings to better supply the global aviation industry;

•
continuing a Therminol® heat transfer fluid capacity expansion in Newport, Wales, which is expected to be operational in the second half of 2015 to support expected long-term demand growth in the industrial chemicals and processing market; and

•	adding Taminco's former functional amines business; and

•	completing the acquisition of Knowlton Technologies, a leader in wet-laid nonwovens, to accelerate the innovation cycle for the Eastman™ microfibers technology platform.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

SUMMARY OF CONSOLIDATED RESULTS

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	%	2013	2012	%
Sales	$9,527	$9,350	2%	$9,350	$8,102	15%
Volume effect			1%			15%
Price effect			1%			—%
Exchange rate effect			—			—

Pro Forma Combined Sales				$9,350	$9,120	3%
Volume effect						3%
Price effect						—%
Exchange rate effect						—%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Sales revenue increased $177 million in 2014 compared to 2013 primarily due to higher AFP, A&P, and AM segments sales volume and higher Fibers segment selling prices, partially offset by lower Fibers segment sales volume. The higher AFP segment sales volume was primarily due to sales of products of the acquired Taminco specialty amines and crop protection product lines and higher coatings products sales volume.  The higher A&P segment sales volume was primarily attributed to stronger adhesives resins products end-market demand and the continued substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. The higher AM segment sales volume was primarily due to higher premium product sales, including Eastman Tritan™ copolyester and interlayers with acoustic properties. The lower Fibers segment sales volume was primarily due to lower acetate tow volume attributed to additional industry capacity.

2013 Compared to 2012

Sales revenue increased $1,248 million in 2013 compared to 2012. Sales revenue increased primarily due to volume in first six months 2013 from the acquired Solutia product lines in the AM, AFP, and SFI segments. Sales volume also increased as a result of higher solvents products sales volume in the AFP segment and higher Eastman TritanTM copolyester sales volume in the AM segment partially offset by weakened demand for adhesives resins in the A&P segment.

On a pro forma combined basis, sales revenue increased slightly in 2013 compared to 2012 primarily due to higher sales volume in all other operating segments more than offsetting lower A&P segment sales volume.

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Gross Profit	$2,221	$2,776	(20)%	$2,776	$1,762	58%
Mark-to-market pension and other postretirement benefit (gain) loss, net	240	(297)		(297)	208
Additional costs of acquired inventories	24	—		—	79
Gross Profit excluding non-core or non-recurring items	$2,485	$2,479	—%	$2,479	$2,049	21%

2014 Compared to 2013

Gross profit decreased $555 million in 2014 compared with 2013 primarily due to the $240 million MTM pension and other postretirement benefit adjustment loss in 2014 and a $297 million MTM pension and other postretirement benefit adjustment gain in 2013. The $297 million MTM gain included a $68 million MTM gain triggered by an other postretirement benefit plan amendment. Excluding non-core or non-recurring items, gross profit increased slightly as higher gross profit in the AM, Fibers, and A&P segments was partially offset by lower gross profit in the SFI segment. The lower SFI segment gross profit was primarily due to higher raw material and energy costs, particularly for propane in the first half of the year, exceeding higher selling prices, primarily for intermediates, by $33 million and due to $27 million of manufacturing capacity shutdown costs.

2013 Compared to 2012

Gross profit increased $1.0 billion in 2013 compared with 2012 with increases in all segments except the A&P segment. Gross profit in 2013 included a $297 million MTM pension and other postretirement benefit adjustment gain. The $297 million MTM gain included a $68 million MTM gain triggered by an other postretirement benefit plan amendment. Gross profit in 2012 included a $208 million MTM pension and other postretirement benefit adjustment loss and $79 million of additional costs of acquired Solutia inventories. Excluding these non-core or non-recurring items, higher gross profit was primarily due to gross profit of the acquired Solutia businesses during first six months 2013 of $284 million and higher sales volume of $83 million in all segments except the A&P segment which had lower sales volume of $25 million. Gross profit also increased due to higher selling prices more than offsetting higher raw material and energy costs by $69 million in the Fibers segment and lower raw material and energy costs more than offsetting lower selling prices by $22 million in the AM segment partially offset by lower A&P segment selling prices and higher raw material and energy costs of $49 million. Gross profit also benefited from decreased "Other" loss primarily for lower Perennial Wood™ growth initiative operating costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Selling, General & Administrative Expenses	$755	$645	17%	$645	$644	—%
Mark-to-market pension and other postretirement benefit gain (loss), net	(57)	76		76	(58)
Acquisition integration costs	(24)	(36)		(36)	(16)
Acquisition transaction costs	(22)	—		—	(28)
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$652	$685	(5)%	$685	$542	26%

2014 Compared to 2013

SG&A expenses in 2014 were higher compared to 2013. SG&A expenses in 2014 included a $57 million MTM pension and other postretirement benefit adjustment loss. SG&A expenses in 2013 were reduced by a $76 million MTM pension and other postretirement benefit adjustment gain.

Excluding non-core or non-recurring items, SG&A expenses in 2014 were lower compared to 2013 primarily due to Solutia acquisition cost reduction synergies and lower share-based compensation expense.

2013 Compared to 2012

SG&A expenses in 2013 were higher compared to 2012. SG&A expenses in 2013 were reduced by a $76 million MTM pension and other postretirement benefit adjustment gain. SG&A expenses in 2012 included a $58 million MTM pension and other postretirement benefit adjustment loss due to pension and other postretirement benefit adjustments. SG&A expenses also increased due to SG&A costs of the acquired Solutia businesses during first six months 2013 of $101 million, and higher expense for employee compensation, primarily annual performance-based compensation, higher expense for share-based compensation, and higher costs of growth initiatives for existing businesses and the related supporting functions partially offset by Solutia acquisition cost reduction synergies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Research & Development Expenses	$227	$193	18%	$193	$198	(3)%
Mark-to-market pension and other postretirement benefit gain (loss), net	(7)	10		10	(10)
Research & Development Expenses excluding non-core or non-recurring items	$220	$203	8%	$203	$188	8%

2014 Compared to 2013

R&D expenses were higher for 2014 compared to 2013. R&D expenses in 2014 included a $7 million MTM pension and other postretirement benefit adjustment loss. R&D expenses in 2013 were reduced by a $10 million MTM pension and other postretirement benefit adjustment gain. Excluding non-core and non-recurring items, R&D expenses were higher in 2014 compared to 2013 primarily due to increased R&D for growth initiatives in the AFP and AM segments.

2013 Compared to 2012

R&D expenses were slightly higher for 2013 compared to 2012. R&D expenses in 2013 were reduced by a $10 million MTM pension and other postretirement benefit adjustment gain. R&D expenses in 2012 included a $10 million MTM pension and other postretirement benefit adjustment loss. R&D expenses also increased due to R&D costs of the acquired Solutia businesses of $26 million during first six months 2013.

Asset Impairments and Restructuring Charges, Net

2014

In 2014, there were net asset impairments and restructuring charges of $77 million.

In 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for the closure of a Crystex® R&D facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets in 2014, the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to $135 million. This impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

In addition, during 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a $5 million restructuring charge in addition to previously recognized asset impairments and restructuring charges.

During 2014, the Company recognized gains from the sales of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In 2014, charges in the AM segment included $10 million of asset impairments, including intangible assets, and $2 million of restructuring charges primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. In addition, there were $5 million of restructuring charges for severance associated with the continued integration of the acquired Solutia businesses.

2013

In 2013, there were $76 million of net asset impairments and restructuring charges, including $23 million of restructuring charges primarily for severance associated with the continued integration of Solutia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2013, management decided not to continue its Perennial Wood™ growth initiative. This resulted in asset impairment charges of $16 million and restructuring charges of $14 million primarily for inventory and contract termination costs. Also during fourth quarter 2013, management decided to terminate efforts to develop a continuous resin process in Kuantan, Malaysia and Antwerp, Belgium.  This resulted in asset impairment charges of $4 million.

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

In addition, during 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a $4 million reduction of previously recognized asset impairments and restructuring charges.

2012

In 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

During 2012, the Company terminated an operating agreement at the acquired Solutia facility in São Jose dos Campos, Brazil.  This resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract termination costs for severance and other required costs under the operating agreement and impairment of the long-lived assets at the site.

During 2012, management approved the closure of a production facility in China. Based on business analyses, management concluded that production of the related product lines would be more efficiently performed at the Kingsport, Tennessee facility. This resulted in asset impairment and restructuring charges of $6 million.

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

During 2012, management decided to cease production of certain products in its Perennial Wood™ growth initiative.  As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value of these product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, there was no impairment.

During 2012, the Company also recognized asset impairments related to land retained from the previously discontinued industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Operating earnings	$1,162	$1,862	(38)%	$1,862	$800	133%
Mark-to-market pension and other postretirement benefit (gain) loss, net	304	(383)		(383)	276
Asset impairments and restructuring charges, net	77	76		76	120
Additional costs of acquired inventories	24	—		—	79
Acquisition integration costs	24	36		36	16
Acquisition transaction costs	22	—		—	28
Operating earnings excluding non-core or non-recurring items	$1,613	$1,591	1%	$1,591	$1,319	21%

Pro Forma Combined Operating Earnings

	2013 Compared to 2012
(Dollars in millions)	2013	2012	Change
Operating earnings	$1,862	$940	98%
Mark-to-market pension and other postretirement benefit (gain) loss, net	(383)	276
Asset impairments and restructuring charges, net (1)	76	125
Acquisition transaction costs	—	53
Acquisition integration costs	36	16
Additional costs of acquired inventories	—	79
Operating earnings excluding non-core or non-recurring items	$1,591	$1,489	7%
(1) 2012 included acquisition related expenses of $5 million for the Solutia Southwall acquisition.

On a pro forma combined basis, operating earnings increased in 2013 compared to 2012. Excluding non-core or non-recurring items, operating earnings increased primarily due to higher sales volume and higher capacity utilization of approximately $96 million and lower raw material and energy costs more than offsetting lower selling prices by approximately $16 million. Pro forma combined operating earnings also increased due to lower costs for "Other", including lower Perennial Wood™ growth initiative operating costs.

Net Interest Expense

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Gross interest costs	$210	$190		$190	$152
Less: Capitalized interest	7	4		4	4
Interest expense	203	186	9%	186	148	26%
Interest income	16	6		6	5
Net interest expense	187	180		180	143
Acquisition pre-close financing costs	(3)	—		—	(9)
Net interest expense excluding acquisition pre-close financing costs	$184	$180	2%	$180	$134	34%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Net interest expense increased $7 million in 2014 compared to 2013. The increase was primarily due to the interest on the additional $500 million of debt in May 2014 and on the additional $3 billion debt in fourth quarter 2014 as partial financing of the Taminco acquisition. The increase was partially offset by repayment in 2013 of the five-year term loan (the "Term Loan") used to finance part of the Solutia acquisition.

The Company expects 2015 net interest expense to increase primarily due to a full year of interest on the borrowings incurred to finance the Taminco acquisition.

2013 Compared to 2012

Net interest expense increased $37 million in 2013 compared to 2012. The increase was primarily due to a full year of interest on borrowings incurred to finance the acquisition of Solutia. The pre-close financing costs in 2012 were interest expense for Solutia acquisition borrowings.

Other (Income) Charges, Net

(Dollars in millions)	2014	2013	2012
Foreign exchange transaction (gains) losses, net	$(7)	$7	$(4)
Acquisition pre-close financing costs	10	—	23
(Income) loss from equity investments and other investment (gains) losses, net	(13)	(5)	(9)
Other, net	(5)	1	(2)
Other (income) charges, net	(15)	3	8
Acquisition pre-close financing costs	(10)	—	(23)
Other (income) charges, net excluding acquisition pre-close financing costs	$(25)	$3	$(15)

Included in other (income) charges, net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and certain litigation costs and earnings. Acquisition pre-close financing costs recognized in "Other (income) charges, net" during 2014 were Taminco acquisition borrowing fees and during 2012 were Solutia acquisition borrowing fees.

Provision for Income Taxes from Continuing Operations

	2014 Compared to 2013			2013 Compared to 2012
(Dollars in millions)	2014	2013	Change	2013	2012	Change
Provision for income taxes from continuing operations	$235	$507	(54)%	$507	$206	146%
Effective tax rate	24%	30%		30%	32%

The 2014 effective tax rate reflects continued benefit from the integration of Eastman and Solutia business operations and legal entity structures. The 2014 effective tax rate also reflects the benefit from the one-year extension of favorable U.S. Federal tax provisions in December 2014, which resulted in a net benefit of $15 million primarily related to research and development credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes. The Company expects the 2015 tax rate on reported earnings before income tax to be between 26 percent and 27 percent, excluding non-core or non-recurring items.

The 2013 effective tax rate reflected the positive impact of integrating the Eastman and Solutia business operations and legal entity structures, a $14 million benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return, a $14 million benefit for finalization of foreign tax audits, and the enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily from an R&D tax credit.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2012 effective tax rate reflected a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

Earnings from Continuing Operations and Diluted Earnings per Share

	2014		2013		2012
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$749	$4.95	$1,165	$7.44	$436	$2.92
Mark-to-market pension and other postretirement benefit (gain) loss, net of tax	202	1.34	(233)	(1.49)	178	1.20
Asset impairments and restructuring charges, net of tax	63	0.42	53	0.34	80	0.54
Acquisition transaction, integration, and pre-close financing costs, net of tax	39	0.26	23	0.15	52	0.35
Additional costs of acquired inventories, net of tax	15	0.10	—	—	56	0.37
Earnings from continuing operations excluding non-core or non-recurring items	$1,068	$7.07	$1,008	$6.44	$802	$5.38

Net Earnings and Diluted Earnings per Share

	2014		2013		2012
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations	$749	$4.95	$1,165	$7.44	$436	$2.92
Earnings from discontinued operations, net of tax	2	0.02	—	—	—	—
Gain from disposal of discontinued operations, net of tax	—	—	—	—	1	0.01
Net earnings	$751	$4.97	$1,165	$7.44	$437	$2.93

In 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

SUMMARY BY OPERATING SEGMENT

Eastman has five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional financial and product information for each segment, see Business -- Business Segments in Part 1, Item 1 of this Annual Report and Note 20, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	2014 Compared to 2013				2013 Compared to 2012
			Change				Change
(Dollars in millions)	2014	2013	$	%	2013	2012	$	%

Sales	$1,821	$1,719	$102	6%	$1,719	$1,332	$387	29%
Volume effect			82	5%			393	29%
Price effect			20	1%			(5)	—%
Exchange rate effect			—	—%			(1)	—%

Operating earnings	329	405	(76)	(19)%	405	285	120	42%
Additional costs of acquired inventories	7	—	7		—	21	(21)
Asset impairments and restructuring charges, net	62	1	61		1	17	(16)
Operating earnings excluding non-core or non-recurring items	398	406	(8)	(2)%	406	323	83	26%

					(1)	(1)
Pro forma combined sales(1)					$1,719	$1,613	$106	7%
Volume effect							122	8%
Price effect							(13)	(1)%
Exchange rate effect							(3)	—%

Pro forma combined operating earnings					405	357	48	13%
Additional costs of acquired Solutia inventories					—	21	(21)
Pro forma combined asset impairments and restructuring charges, net					1	17	(16)
Pro forma combined operating earnings excluding non-core or non-recurring items					406	395	11	3%

(1)	"Pro forma combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Sales revenue in 2014 increased compared to 2013 primarily due to higher coatings products sales volume and selling prices and the sales of products of the acquired Taminco specialty amines and crop protection businesses more than offsetting lower rubber additives sales volume. The higher coatings sales volume and selling prices were attributed to strengthened demand in key end markets, particularly building and construction and transportation. The lower rubber additives sales volume was primarily attributed to decreased commercial tire production in Asia Pacific.

Operating earnings in 2014 decreased compared to 2013. Operating earnings in 2014 included $62 million of asset impairments and restructuring charges, primarily $42 million for the closure of a Crystex® R&D facility in France and a $22 million intangible asset impairment of the Crystex® tradename. The impairment of the Crystex® tradename is a result of a decrease in projected revenue since the tradename was acquired from Solutia in 2012. Operating earnings in fourth quarter 2014 included $7 million of additional costs of the acquired Taminco specialty amines and crop protection business inventories. Excluding non-core or non-recurring items, operating earnings decreased in 2014 compared to 2013. The decrease was primarily due to higher raw material and energy costs, particularly for propane in the first half of 2014, offsetting higher selling prices by $17 million and $7 million of lower rubber additives sales volume. The decrease was partially offset by $13 million of higher sales volume, primarily sales of coatings products and the sales of products of the acquired Taminco specialty amines business.

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to $276 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012.  Sales revenue also increased due to higher solvents product lines sales volume attributed to strengthened coatings demand in the building and construction market supported by capacity additions at the Longview, Texas facility. Crystex® insoluble sulfur sales volume, particularly in Asia Pacific, and cellulosic polymers sales volume increased attributed to strengthened transportation market demand.  Polymers products sales revenue in 2013 included sales revenue of certain products sold primarily into the tires market which were previously reported in the A&P segment.  These products had sales revenue of $49 million in 2012.

Pro forma combined sales revenue in 2013 increased compared to 2012 primarily due to higher solvents, Crystex® insoluble sulfur, and cellulosic polymers products sales volume. Polymers products sales revenue in 2013 included sales revenue of certain products sold primarily into the tires market which were previously reported in the A&P segment.  These products had sales revenue of $49 million in 2012.

Operating earnings in 2013 increased compared to 2012 primarily due to $52 million of operating earnings in first six months 2013 from the acquired Solutia product lines.  In addition, operating earnings increased due to higher sales volume.  Operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories. Operating earnings in 2012 also included $17 million of asset impairments and restructuring charges including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in São Jose Dos Campos, Brazil and related manufacturing facility closure costs, and $6 million for the closure of a production facility in China.

Pro forma combined operating earnings in 2013 increased slightly compared to 2012.  Operating earnings increased due to higher sales volume of $38 million.  This increase was partially offset by $12 million due to lower selling prices and higher raw material and energy costs for antidegradants rubber additives product lines attributed to competitive conditions in a relatively weak tire market, and $5 million of higher costs of growth initiatives for existing businesses. Operating earnings were also negatively impacted by $8 million for lower rubber additives manufacturing facilities capacity utilization in 2013 compared to higher capacity utilization to build inventory in 2012. Operating earnings in 2012 included $21 million of additional costs of acquired Solutia inventories. Operating earnings in 2012 also included $17 million of asset impairments and restructuring charges including $8 million for termination of an operating agreement at the acquired Solutia manufacturing facility in São Jose Dos Campos, Brazil and related manufacturing facility closure costs; and $6 million for the closure of a production facility in China.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

In December 2014, the Company acquired the Taminco specialty amines and crop protection businesses. Management expects the specialty amines and crop protection businesses to enhance Eastman's presence and provide additional opportunities for AFP growth in attractive niche markets including personal care, coatings, oil and gas, and feed and animal nutrition markets.

The Company is proceeding with a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in the first half of 2017, and retrofitting an existing manufacturing facility in Germany expected to be operational in the second half of 2015. These actions are expected to allow the Company to capitalize on recent enhancements of its technology for the manufacture of Crystex® insoluble sulfur by improving its cost position and enhancing product characteristics.

Adhesives & Plasticizers Segment

	2014 Compared to 2013				2013 Compared to 2012
			Change				Change
(Dollars in millions)	2014	2013	$	%	2013	2012	$	%

Sales	$1,363	$1,326	$37	3%	$1,326	$1,432	$(106)	(7)%
Volume effect			61	5%			(69)	(5)%
Price effect			(28)	(2)%			(30)	(2)%
Exchange rate effect			4	—%			(7)	—%

Operating earnings	196	172	24	14%	172	260	(88)	(34)%
Asset impairments and restructuring charges, net	—	1	(1)		1	3	(2)
Operating earnings excluding non-core or non-recurring items	196	173	23	13%	173	263	(90)	(34)%

2014 Compared to 2013

Sales revenue in 2014 increased compared to 2013 primarily due to higher sales volume more than offsetting lower selling prices. Higher plasticizers products sales volume was primarily attributed to the substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. Higher adhesives resins products sales volume was primarily attributed to stronger end-market demand, particularly for packaging and hygiene, and customer inventory management that negatively impacted first half 2013 sales volume. Lower plasticizers products selling prices were primarily due to continued competitive pressures resulting from weakened demand in Asia Pacific and Europe. Lower adhesives resins products selling prices were primarily due to continued competitive pressure resulting from greater industry supply attributed to increased availability of key raw materials and additional competitor capacity in the first half of 2014.

Operating earnings in 2014 increased compared to 2013 primarily due to $22 million of lower operating costs including the benefit of higher capacity utilization that resulted in lower unit costs and targeted cost reductions, and $18 million of higher sales volume, more than offsetting $21 million of lower selling prices and relatively unchanged raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 Compared to 2012

Sales revenue in 2013 decreased compared to 2012 primarily due to lower adhesives resins and plasticizers products selling prices and lower adhesives resins products sales volume. Lower adhesives resins selling prices were primarily in response to increased competitive pressure due to greater industry supply attributed to increased availability of key raw materials and additional competitor capacity. Lower plasticizers products selling prices were primarily in response to competitive pressures resulting from continued weakened demand in Asia Pacific and Europe. Lower adhesives resins products sales volume was primarily attributed to weakened demand in certain end markets including tapes, labels, and packaging, and customer inventory destocking occurring mainly in the first half of 2013. The decreased adhesives resins products sales volume was partially offset by continued substitution of phthalate plasticizers with non-phthalate plasticizers. Sales revenue in 2012 included $49 million of revenue from sales of certain products sold primarily into the tires market which are in 2013 reported in the AFP segment to combine the tires growth platforms of Solutia and Eastman.

Operating earnings in 2013 decreased compared to 2012 primarily due to $49 million of lower selling prices and higher raw material and energy costs and $24 million of lower adhesives resins products sales volume.

Growth Initiatives

In 2014 the Company completed an expansion of its Eastman 168™ non-phthalate plasticizers manufacturing capacity at its Texas City, Texas site.

In addition, the Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing of a joint project to build a 50,000 metric ton hydrogenated hydrocarbons resin plant in Nanjing, China which will support expected demand growth for its products in hygiene and packaging applications in that region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	2014 Compared to 2013				2013 Compared to 2012
			Change				Change
(Dollars in millions)	2014	2013	$	%	2013	2012	$	%

Sales	$2,378	$2,349	$29	1%	$2,349	$1,694	$655	39%
Volume effect			56	2%			665	39%
Price effect			(23)	(1)%			(8)	—%
Exchange rate effect			(4)	—%			(2)	—%

Operating earnings	276	257	19	7%	257	84	173	206%
Additional costs of acquired inventories	1	—	1		—	41	(41)
Asset impairments and restructuring charges, net	16	3	13		3	29	(26)
Operating earnings excluding non-core or non-recurring items	293	260	33	13%	260	154	106	69%

					(1)	(1)
Pro forma combined sales					$2,349	$2,254	$95	4%
Volume effect							113	5%
Price effect							(14)	(1)%
Exchange rate effect							(4)	—%

Pro forma combined operating earnings					257	135	122	90%
Additional costs of acquired Solutia inventories					—	41	(41)
Pro forma combined asset impairments and restructuring charges, net					3	34	(31)
Pro forma combined operating earnings excluding non-core or non-recurring items					260	210	50	24%

(1)	"Pro forma combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Sales revenue in 2014 increased slightly compared to 2013 primarily due to higher premium products sales volume, including Eastman Tritan™ copolyester and interlayers with acoustic properties, largely offset by lower core copolyester product selling prices primarily due to lower raw material and energy costs. The premium product sales growth was attributed to continued market adoption. Sales revenue in 2014 included revenue from the acquired Commonwealth business.

Included in 2014 operating earnings are asset impairments, including intangible assets, and restructuring charges of $12 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line and $4 million of asset impairments related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site. Excluding non-core or non-recurring items, operating earnings increased in 2014 compared to 2013 primarily due to higher premium products sales volume and improved product mix with relatively more premium products.

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to $588 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Sales revenue also increased due to higher Eastman Tritan™ copolyester sales volume.

Pro forma combined sales revenue in 2013 increased compared to 2012 primarily due to higher Eastman Tritan™ copolyester and interlayers with acoustic properties sales volume.

Operating earnings in 2012 included asset impairments and restructuring charges of $29 million including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in São Jose Dos Campos, Brazil and related manufacturing facility closure costs. Operating earnings in 2012 also included $41 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items, operating earnings increased primarily due to operating earnings of $63 million in first six months 2013 from the acquired Solutia product lines. Operating earnings also increased primarily due to higher sales volume and increased sales of higher margin products, including Eastman Tritan™ copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs, attributed to increased demand for specialty plastics products, especially for Eastman Tritan™ copolyester. In addition, operating earnings were higher as a result of lower raw material and energy costs more than offsetting lower selling prices by $22 million. This increase was partially offset by $7 million higher costs of growth initiatives for existing product lines and the related supporting functions.

Pro forma combined operating earnings in 2013 increased compared to 2012. Asset impairments and restructuring charges of $29 million in 2012 including $24 million for the termination of an operating agreement at the acquired Solutia manufacturing facility in São Jose Dos Campos, Brazil and related manufacturing facility closure costs and $5 million related to Solutia's Southwall acquisition. Operating earnings in 2012 also included $41 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items, operating earnings increased primarily due to $67 million for higher sales volume and increased sales of higher margin products, including Eastman Tritan™ copolyester and V-Kool® brand window films, and higher capacity utilization which led to lower unit costs, attributed to increased demand for specialty plastics products, especially for Eastman Tritan™ copolyester. In addition, operating earnings were higher as a result of lower raw material and energy costs more than offsetting lower selling prices by $13 million. This increase was partially offset by $7 million higher costs of growth initiatives for existing product lines and the related supporting functions.

Growth Initiatives

The acquisition of Commonwealth expands the AM segment's product portfolio and channel network in the diverse window film markets. In addition, the acquisition is expected to enable further manufacturing and distribution efficiencies and adds industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

The Company completed an expansion of Eastman Tritan™ copolyester capacity at its Kingsport, Tennessee manufacturing facility in fourth quarter 2014, and began an additional expansion of Eastman Tritan™ copolyester capacity which is expected to be operational in early 2017 to meet expected demand for Eastman Tritan™ copolyester.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also progressed on enhancements and innovations to improve its cost position in its polyvinyl butyral ("PVB") resin technology supporting growth in the AM segment's transportation and building and construction markets in the Asia Pacific region. The construction of a manufacturing facility at the Kuantan, Malaysia site incorporating these improvements is expected to be operational in mid-2017.

Fibers Segment

	2014 Compared to 2013				2013 Compared to 2012
			Change				Change
(Dollars in millions)	2014	2013	$	%	2013	2012	$	%

Sales	$1,457	$1,441	$16	1%	$1,441	$1,315	$126	10%
Volume effect			(38)	(3)%			49	4%
Price effect			52	4%			78	6%
Exchange rate effect			2	—%			(1)	—%

Operating earnings	474	462	12	3%	462	385	77	20%
Asset impairments and restructuring charges, net	—	—	—		—	3	(3)
Operating earnings excluding non-core or non-recurring items	474	462	12	3%	462	388	74	19%

2014 Compared to 2013

Sales revenue in 2014 increased slightly compared to 2013 primarily due to higher acetate tow selling prices and higher acetate flake sales volume to Eastman's China acetate tow joint venture more than offsetting lower acetate tow sales volume. The lower acetate tow sales volume was attributed to additional industry capacity, including at Eastman's China acetate tow joint venture.

Operating earnings in 2014 were higher compared to 2013 as higher selling prices and lower raw material and energy costs of $64 million more than offset $48 million of lower sales volume, as lower acetate tow sales volume was partially offset by higher acetate flake sales volume, and related lower capacity utilization resulting in higher unit costs.

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

Cost Initiatives

As a result of recent acetate tow market conditions, including additional industry capacity, the Company is evaluating actions to reduce Fibers segment costs. On February 3, 2015, Eastman announced it will begin a consultation period regarding a proposal to close its Workington, U.K., acetate tow 24,000 metric ton capacity manufacturing facility. The proposed consultation process is, and the closure would be, subject to local legal and regulatory requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	2014 Compared to 2013				2013 Compared to 2012
			Change				Change
(Dollars in millions)	2014	2013	$	%	2013	2012	$	%

Sales	$2,490	$2,497	$(7)	—%	$2,497	$2,318	$179	8%
Volume effect			(37)	(1)%			197	9%
Price effect			30	1%			(16)	(1)%
Exchange rate effect			—	—%			(2)	—%

Operating earnings	289	363	(74)	(20)%	363	288	75	26%
Additional costs of acquired inventories	16	—	16		—	17	(17)
Asset impairments and restructuring charges, net	—	1	(1)		1	9	(8)
Operating earnings excluding non-core or non-recurring items	305	364	(59)	(16)%	364	314	50	16%

					(1)	(1)
Pro forma combined sales					$2,497	$2,473	$24	1%
Volume effect							39	2%
Price effect							(14)	(1)%
Exchange rate effect							(1)	—%

Pro forma combined operating earnings					363	333	30	9%
Additional costs of acquired Solutia inventories					—	17	(17)
Pro forma combined asset impairments and restructuring charges, net					1	9	(8)
Pro forma combined operating earnings excluding non-core or non-recurring items					364	359	5	1%

(1)	"Pro forma combined" gives effect to the acquisition of Solutia as if it had been completed at January 1, 2012

2014 Compared to 2013

Sales revenue in 2014 was relatively unchanged compared to 2013 due to acquired aviation turbine oil business and Taminco functional amines products sales volume in 2014 and higher selling prices offset by overall lower 2014 sales volume. The lower sales volume was due to manufacturing capacity shutdowns, increased internal use of intermediates in the manufacture of higher-value downstream derivatives in other Eastman business segments, and weakness in the heat transfer fluids market.

Operating earnings in 2014 included $8 million of additional costs of the acquired aviation turbine oil business inventories and $8 million of additional costs of the acquired Taminco functional amines product lines inventories. Excluding non-core or non-recurring items, operating earnings decreased in 2014 primarily due to higher raw material and energy costs, particularly for propane in the first half of the year, exceeding higher selling prices, primarily for intermediates, by $33 million and $27 million of manufacturing capacity shutdowns costs, partially offset by $10 million of 2014 earnings from acquired businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 Compared to 2012

Sales revenue in 2013 increased compared to 2012 primarily due to higher sales volume.  Higher sales volume included $174 million in sales volume in first six months 2013 from the Solutia product lines acquired in third quarter 2012. Excluding these Solutia products, sales volume increased primarily due to increased olefin-based intermediates products sales particularly in the Asia Pacific region.
Pro forma combined sales revenue in 2013 was relatively unchanged compared to 2012. Sales revenue increased slightly as higher sales volume of olefin-based intermediates products sold primarily into Asia Pacific and higher specialty fluids products selling prices more than offset lower olefin-based intermediates products selling prices and lower specialty fluids products sales volume due to timing of customer project completions.
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

Pro forma combined operating earnings in 2013 increased compared to 2012. Operating earnings in 2012 included $17 million of additional costs of acquired Solutia inventories. Excluding non-core or non-recurring items in both periods, pro forma combined operating earnings increased slightly in 2013 compared to 2012. The increase was primarily due to higher olefin-based intermediates products sales volume of $20 million. This increase was partially offset by lower selling prices more than offsetting lower raw material and energy costs, particularly for propane, by $9 million and lower specialty fluids volume of $8 million due to timing of customer project completions.

Growth Initiatives

In December 2014, the Company acquired the Taminco functional amines business. Management expects the addition of this business in the SFI segment will enhance Eastman's presence and provide additional opportunities for growth in attractive niche markets such as agriculture and personal care.

In second quarter 2014, the Company acquired the aviation turbine oil business. Added to Eastman's Skydrol® aviation hydraulic fluids products in the SFI segment, the acquired aviation turbine oil product lines enables Eastman to better supply the global aviation industry.

The Therminol® heat transfer fluid capacity expansion in Newport, Wales is expected to be operational in the second half of 2015 to support expected long-term demand in the industrial chemicals and processing market for SFI products.

In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to be operational in 2016, which is expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market. Prior to completion of the plant, the Company continues to benefit from a propylene market contract improving its cost position for purchased propylene. The Company continues to optimize the ethane content in its olefin cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks.

The Company continues to evaluate long-term options for monetizing the Company's excess ethylene capacity while retaining its cost-advantaged integrated position to propylene which supports derivatives throughout the Company.

The Company is also actively pursuing licensing opportunities for acetyls, oxo derivatives, and mono ethylene glycol.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other

(Dollars in millions)	2014	2013	2012

Sales	$18	$18	$11

Operating loss
Growth initiatives and businesses not allocated to segments	$(58)	$(132)	$(132)
Pension and other postretirement benefit income (expense) and gain (loss) not allocated to operating segments	(293)	394	(294)
Acquisition transaction, integration, and restructuring costs	(51)	(59)	(76)
Operating loss before non-core or non-recurring items	(402)	203	(502)
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	304	(383)	276
Acquisition integration costs	24	36	16
Acquisition transaction costs	22	—	28
Asset impairments and restructuring charges, net	(1)	70	59
Operating loss excluding non-core or non-recurring items	$(53)	$(74)	$(123)

Pro forma combined sales			$33

Pro forma combined operating loss
Growth initiatives and businesses not allocated to segments			$(135)
Pension and other postretirement benefit plans income (expense) and gain (loss) not allocated to operating segments			(294)
Transaction, integration, and restructuring costs related to the acquisition of Solutia			(101)
Pro forma combined operating loss before non-core or non-recurring items			(530)
Mark-to-market pension and other postretirement benefits net loss			276
Transaction and integration costs related to the acquisition of Solutia			69
Pro forma combined asset impairments and restructuring charges, net			59
Pro forma combined operating loss excluding non-core or non-recurring items			$(126)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable. Revenues from the acquired Knowlton business, part of the Eastman™ microfibers technology platform, are included in 2014. Due to decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative and to shut-down the Photovoltaics product line, there were no related sales revenues or costs in 2014.  For more information, see Note 20,"Segment Information", to the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report.

Included in 2014 operating losses are transaction costs of $22 million for the acquisitions of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton. Also included in 2014 operating losses are integration costs of $24 million for the acquired Solutia, aviation turbine oil, Commonwealth, Knowlton, and Taminco businesses. Included in 2014 operating losses are $4 million for severance related to the integration of Solutia. Included in 2014 is a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

Included in 2013 "other" operating loss are acquisition integration costs of $36 million and restructuring charges primarily for severance of $23 million related to the acquisition and integration of Solutia. Included in 2012 "other" operating loss were transaction costs of $28 million, integration costs of $16 million, and restructuring charges primarily for severance of $32 million related to the acquisition and integration of Solutia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During 2013, there were $44 million of asset impairments and restructuring charges primarily for management's decision not to continue the Perennial Wood™ growth initiative, the shut-down of the Photovoltaics product line primarily in Germany, and $23 million of restructuring charges primarily for severance for the continued integration of Solutia.

Operating results in 2012 included $59 million for asset impairments and restructuring charges, including the severance related to Solutia acquisition and integration. During fourth quarter 2012, management decided to cease production of certain products in its Perennial Wood™ growth initiative. As a result, a restructuring charge of $17 million was recognized in fourth quarter for inventory costs in excess of recoverable value on these certain product lines and to accrue for losses on take-or-pay contracts with third parties. The Company recognized asset impairments related to land retained from the previously discontinued industrial gasification project, reducing the carrying value of the Beaumont land by $6 million. During 2012, the Company also ceased research and development activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

Pension expense (income) not allocated to operating segments was $293 million, ($394 million), and $294 million in 2014, 2013, and 2012 respectively, and included $304 million of an MTM loss in 2014, $383 million of an MTM gain in 2013, and $276 million of an MTM loss in 2012.

The Company continues to explore and invest in growth initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and reduced environmental impact chemistry.  One of these initiatives is Eastman™ microfiber technology platform.

SUMMARY BY CUSTOMER LOCATION

2014 Compared With 2013

	Sales Revenue
(Dollars in millions)	2014	2013	Change
United States and Canada	$4,384	$4,290	2%
Asia Pacific	2,540	2,584	(2)%
Europe, Middle East, and Africa	2,091	1,975	6%
Latin America	512	501	2%
	$9,527	$9,350	2%

Sales revenue in United States and Canada increased in 2014 compared to 2013 primarily due to higher sales in the AFP and SFI segments, partially due to revenue from the Taminco product lines acquired in December 2014.

Sales revenue in Asia Pacific decreased in 2014 compared to 2013 primarily due to lower SFI segment sales revenue, particularly for olefin-based intermediates product lines, and lower Fibers segment sales revenue, primarily for acetate tow, partially offset by higher AM segment sales revenue, primarily in specialty plastics products.

Sales revenue in Europe, Middle East, and Africa increased in 2014 compared to 2013 primarily due to higher AFP segment sales revenue, partially due to the revenue from the Taminco specialty amines and crop protection product lines acquired in December 2014, and higher Fibers segment sales revenue, primarily for acetate tow.

Sales revenue in Latin America increased in 2014 compared to 2013 primarily due to higher Fibers and AM segments sales revenue, partially offset by lower A&P segment sales revenue.

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

2013 Compared With 2012

	Sales Revenue			Pro Forma Combined Sales Revenue
(Dollars in millions)	2013	2012	Change	2013	2012	Change
United States and Canada	$4,290	$3,995	7%	$4,290	$4,264	1%
Asia Pacific	2,584	2,088	24%	2,584	2,396	8%
Europe, Middle East, and Africa	1,975	1,605	23%	1,975	1,968	—%
Latin America	501	414	21%	501	492	2%
	$9,350	$8,102	15%	$9,350	$9,120	3%

Sales revenue in United States and Canada increased in 2013 compared to 2012 primarily due to $307 million of sales volume in first six months 2013 from the acquired Solutia businesses and increased AFP and Fibers segments sales revenue partially offset by decreased A&P segment sales revenue. Pro forma combined sales revenue in the region increased primarily due to increased pro forma combined SFI and AFP segments sales revenue and higher Fibers segment sales revenue more than offsetting decreased A&P segment sales revenue.

Sales revenue in Asia Pacific increased in 2013 compared to 2012 primarily due to $314 million of sales volume in first six months 2013 from the acquired Solutia businesses and higher sales revenue in all segments except the A&P segment. Pro forma combined sales revenue in the region increased primarily due to increased Fibers segment sales revenue and increased AM and SFI segments pro forma combined sales revenue.

Sales revenue in Europe, Middle East, and Africa increased in 2013 compared to 2012 primarily due to $350 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region remained unchanged primarily due to increased pro forma combined AFP and AM segments sales revenue offset by decreased pro forma combined SFI segment sales revenue and "Other" sales revenue and lower A&P and Fibers segments sales volume.

Sales revenue in Latin America increased in 2013 compared to 2012 primarily due to $78 million of sales volume in first six months 2013 from the acquired Solutia businesses. Pro forma combined sales revenue in the region increased slightly due to increased pro forma combined AM segment sales revenue partially offset by decreased pro forma combined A&P and AFP segments sales revenue.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$1,408	$1,297	$1,128
Investing activities	(4,091)	(457)	(2,962)
Financing activities	2,664	(859)	1,504
Effect of exchange rate changes on cash and cash equivalents	(4)	7	2
Net change in cash and cash equivalents	$(23)	$(12)	$(328)
Cash and cash equivalents at beginning of period	237	249	577
Cash and cash equivalents at end of period	$214	$237	$249

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Cash provided by operating activities increased $111 million in 2014 compared with 2013.  The increase in cash from operating activities was primarily due to higher cash earnings and lower income tax payments partially offset by higher variable compensation payouts and increased working capital requirements. The increase in working capital requirements was primarily due to a decrease in trade payables in 2014 mostly due to declining raw material and energy costs.

Cash used in investing activities increased $3.63 billion in 2014 compared with 2013. The increase was primarily due to cash used for the acquisitions of the aviation turbine oil business, Knowlton, Taminco, and Commonwealth in 2014. Cash used for additions to properties and equipment was $593 million in 2014 and $483 million in 2013.

Cash provided by financing activities was $2.66 billion in 2014 and cash used in financing activities was $859 million in 2013.  During 2014, the Company had net proceeds of $3,440 million from the issuance of new debt and repaid $190 million of commercial paper borrowings. During 2013, the Company had net proceeds of $425 million from commercial paper borrowings and repaid $950 million of borrowings. Share repurchases totaled $410 million in 2014 compared with $238 million in 2013. Dividend payments were $210 million in 2014 and $140 million in 2013. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

The priorities for uses of available cash in 2015 are expected to be payment of the quarterly stock dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

2013 Compared to 2012

Cash provided by operating activities increased $169 million in 2013 compared with 2012. The increase was primarily due to higher 2013 cash earnings and approximately $100 million of payments for bankers fees, legal fees, and restructuring costs in 2012 related to the acquisition of Solutia, partially offset by increased working capital requirements, higher income tax payments, and higher interest payments. The increase in working capital requirements was primarily due to increased trade receivables which increased $38 million in 2013 due to an increase in sales revenue during 2013 as compared with a $48 million decrease in 2012. Debt interest payments were $75 million higher in 2013 than 2012 due to a full year of interest payments on borrowings incurred for the acquisition of Solutia.

Cash used in investing activities decreased $2.5 billion in 2013 compared with 2012. The decrease was primarily due to the
$2.6 billion cash portion of the purchase price for the acquisition of Solutia in 2012. Cash used for additions to properties and equipment was $483 million in 2013 and $465 million in 2012.

Cash used in financing activities was $859 million in 2013 and cash provided by financing activities was $1.5 billion in 2012.  During 2013, the Company received $425 million in proceeds from commercial paper borrowings, repaid $950 million of borrowings, and used cash for stock repurchases of $238 million. Proceeds from the issuance of debt for the Solutia acquisition were included in 2012. Proceeds from the issuance of Solutia acquisition debt are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps. The payment of dividends, which was $140 million in 2013 and $192 million in 2012, is also reflected in financing activities in all periods. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2014	2013	2012
Cash and cash equivalents	$214	$237	$249

In addition, at December 31, 2014, the Company had access to the sources of liquidity described below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October 2014, the Company entered into a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019.  The Credit Facility amends and extends, and has terms substantially similar to, the $1.0 billion revolving credit agreement entered into in October 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At December 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At December 31, 2014 the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

In August 2014, the Company amended a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), extending the maturity to April 2017. The amended A/R Facility has terms substantially similar to the $250 million accounts receivable securitization agreement previously expiring in April 2016. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $1,265 million and $825 million as of December 31, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" below.  Eastman management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $593 million, $483 million, and $465 million for 2014, 2013, and 2012, respectively. Capital expenditures in 2014 were primarily for organic growth initiatives particularly in the SFI and AM segments, improvements to plants, and purchases of equipment. The Company expects that 2015 capital spending will between $700 million and $725 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, investment in the Kuantan, Malaysia site in the AFP and AM segments, additional expansion of Eastman Tritan™ copolyester capacity in Kingsport, Tennessee, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales. Capital expenditures in 2015 are expected to include approximately $80 million for the recently acquired Taminco facilities.

Debt and Other Commitments

Debt Securities and Term Loan

At December 31, 2014, the Company's borrowings totaled approximately $7.5 billion to be paid over a period of approximately 30 years.  See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 20, 2014, the Company issued public debt securities consisting of 2.7% notes due 2020 in the principal amount of $800 million, 3.8% notes due 2025 in the principal amount of $800 million, and 4.65% notes due 2044 in the principal amount of $400 million.  Proceeds from these borrowings were used to pay a part of the purchase price for the acquisition of Taminco, including the repayment of outstanding Taminco borrowings and a portion of acquisition fees and expenses. Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, was $1.96 billion.

On October 9, 2014, Eastman entered into a $1.0 billion five-year Term Loan Agreement (the "Term Loan Agreement"). The Company borrowed the entire amount under the Term Loan Agreement on December 5, 2014. Borrowings under the Term Loan Agreement were used to pay a part of the purchase price for the acquisition of Taminco, which included the repayment of outstanding borrowings of Taminco, and a portion of acquisition fees and expenses. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

In addition, on October 9, 2014, Eastman entered into a $1.75 billion Senior Bridge Loan Credit Agreement (the "Bridge Loan Agreement"). The Bridge Loan Agreement remained undrawn and was terminated following receipt of proceeds from the public sale of debt securities on November 20, 2014.

On May 15, 2014, the Company issued public debt securities consisting of 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of transaction costs, were $490 million.

On June 5, 2012, the Company issued public debt securities consisting of 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  Proceeds from these borrowings were used to pay, in part, the cash portion of the purchase price to complete the Solutia acquisition, repay Solutia debt, and pay acquisition costs.

Other Commitments

The Company had various purchase obligations at December 31, 2014, totaling $2.0 billion over a period of approximately 30 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $309 million over a period of approximately 45 years.  Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at December 31, 2014, totaling approximately $2.5 billion related primarily to pension, retiree medical, other postretirement benefit obligations, and environmental reserves.

In 2014, the Company made $120 million in contributions to its U.S. defined benefit pension plans, of which approximately $40 million was the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2013 and 2012, the Company made $120 million and $124 million, respectively, in contributions to its U.S. defined benefit pension plans. Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The obligations described above, and long-term debt repayment obligations, are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (1)	Total
2015	$250	$51	$257	$256	$71	$380	$1,265
2016	—	214	270	261	57	176	978
2017	998	251	271	238	43	144	1,945
2018	169	264	237	228	32	125	1,055
2019	250	461	220	217	21	92	1,261
2020 and beyond	4,641	—	2,117	835	85	1,576	9,254
Total	$6,308	$1,241	$3,372	$2,035	$309	$2,493	$15,758

(1)
Amounts represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental obligations, commodity and foreign exchange hedging, uncertain tax liabilities, and accrued compensation benefits in the periods indicated.  The amount and timing of such pension and other postretirement benefit payments is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors.  Such factors can significantly impact the amount and timing of any future contributions by the Company. See Note 13, "Environmental Matters and Asset Retirement Obligations" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for expected cash payments related to environmental obligations. See Note 10, "Derivatives" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for additional information. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities, these amounts are included in the "2020 and beyond" line item.

Allowance For Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for fourth quarter 2014 compared to third quarter 2014.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

Off Balance Sheet and Other Financing Arrangements

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at December 31, 2014 totaled $121 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 30 years with maximum potential future payments of approximately $29 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $192 million (the U.S. Dollar equivalent of the €158 million commitment amount as of December 31, 2014) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of eligible receivables sold and derecognized since the acquisition of Taminco on December 5, 2014 through December 31, 2014 was $61 million. The amounts outstanding under the non-recourse factoring facilities were $105 million at December 31, 2014. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss up to 5 percent on sold receivables.

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

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of December 31, 2014, a total of 2,933,029 shares have been repurchased under this authorization for a total amount of $250 million.

During 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million. During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.35 per share in first, second, and third quarters and $0.40 per share in fourth quarter 2014 for a total of $1.45 per share in 2014.  The Company's Board of Directors declared quarterly cash dividends of $0.30 per share in first, second, and third quarters and $0.35 per share in fourth quarter 2013 for a total of $1.25 per share in 2013.  The Board of Directors declared quarterly cash dividends of $0.26 per share in first, second, and third quarters and $0.30 per share in fourth quarter 2012 for a total of $1.08 per share in 2012.  The Board of Directors has declared a cash dividend of $0.40 per share during the first quarter of 2015, payable on April 1, 2015 to stockholders of record on March 16, 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S.
Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery
Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note
1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.  The Company's total reserve for environmental contingencies was $345 million and $368 million at December 31, 2014 and December 31, 2013, respectively.  At December 31, 2014 and December 31, 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $324 million to the maximum of $548 million at December 31, 2014. The maximum estimated future costs are considered to be only reasonably possible and include the amounts accrued at December 31, 2014.

Reserves for environmental remediation that management believes to be probable and estimable are reflected appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other (income) charges, net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2013	$341
Assumed remediation reserve from acquisitions	2
Changes in estimates recorded to earnings and other	8
Cash reductions	(27)
Balance at December 31, 2014	$324

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $64 million had been paid for costs at the Shared Sites as of December 31, 2014. As of December 31, 2014, an additional $212 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future costs are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for environmental asset retirement obligation costs was $21 million and $27 million at December 31, 2014 and December 31, 2013, respectively.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is reflected in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2014	2013
Environmental contingent liabilities, current	$35	$40
Environmental contingent liabilities, long-term	310	328
Total	$345	$368

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed an examination of various asset categories as of December 31, 2014.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will recognize contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The accrued obligations do not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Reserves related to environmental asset retirement obligations accounted for less than 10 percent of the total environmental reserve at December 31, 2014.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were $319 million, $285 million, and $262 million in 2014, 2013, and 2012, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $76 million and $53 million in expenditures for engineering and construction in 2014 and 2013, respectively.  Management anticipates that capital expenditures associated with the Company's approach to addressing boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next four to five years compared to recent historical levels. However, the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility to natural gas over that period, which management believes is a more cost-efficient approach to compliance with air emissions regulations. Management does not believe that these expenditures will have a material adverse effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee facility, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also has contractual obligations that include asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of December 31, 2014.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 23, "Recently Issued Accounting Standards", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

OUTLOOK

Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, leading positions in end markets, vertically integrated manufacturing streams, and advantaged cost positions. This focus is supported by the Company's geographic and end-market diversity as it serves global markets, including emerging economies with above average growth rates, and offers both original equipment manufacturing and after-market products in a variety of end markets, such as transportation and building and construction.

Management expects global growth in 2015 to be approximately three percent, with the U.S. approximately three percent, Europe approximately one percent, and China near seven percent.

Management expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and Management will continue to evaluate and when appropriate use pricing and hedging strategies to mitigate this volatility. Management expects that recent significant declines in crude oil and certain related commodity prices will not be fully reflected in Company raw material and energy costs primarily because the positive impact will be largely offset in 2015 by our current commodity hedges, particularly for propane.

Management expects the significant strengthening of the U.S. Dollar to have an overall negative impact on the Company's results, partially offset by hedging of those foreign currencies, particularly the euro.

For 2015, Management also expects:

•	operating results to benefit from recent acquisitions, organic growth, and improved product mix;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be between $700 million and $725 million;

•
priorities for uses of available cash to be payment of the quarterly stock dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution; and

•	its full year tax rate on reported earnings from continuing operations before income tax to be between 26 percent and 27 percent, excluding non-core or non-recurring items.

Based on the foregoing expectations, and given its solid portfolio of specialty businesses, Management expects 2015 earnings per share to be similar to 2014 earnings per share of $7.07 excluding non-core or non-recurring items.

See "Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

In addition to the factors described elsewhere in this Annual Report, the following are the most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements made in this Annual Report and elsewhere from time to time. See "Forward Looking Statements".

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

Continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows. The Company's business and operating results were affected by the impact of the most recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. If the global economy or financial markets again deteriorate or experience significant new disruptions, or if current uncertainty over the timing or extent of a full long-term recovery persists, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs.  These risk mitigation measures cannot eliminate all exposure to market fluctuations and have from time-to-time reduced the positive impact of unexpected decreases of the market price of purchased raw materials. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

The Company's business is subject to operating risks common to chemical manufacturing businesses, including cyber risks, any of which could disrupt manufacturing operations or related infrastructure and adversely affect results of operations.

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

Although the Company has an extensive customer base, loss of, or material financial weakness of, certain of our largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced. No assurances can be made that the Company would be able to regain or replace any lost customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth initiatives may not achieve desired business or financial objectives and may require a significant use of resources in excess of those estimated or budgeted for such initiatives.

The Company continues to identify and pursue growth opportunities through both organic growth initiatives and inorganic initiatives. These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, and skill development and retention, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance regarding the timing of completion of proposed acquisitions or licensing, expected benefits of proposed acquisitions or licensing, completion of integration plans, and synergies therefrom.  There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions have been and continue to be a part of the Company's growth strategy, acquisitions of large companies (such as the acquisition of Taminco and Solutia) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

Legislative or regulatory actions could increase the Company's future compliance costs.

The Company and its facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs.  Specifically, pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

The Company is exposed to interest rate risks primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements.  From time to time, to manage the Company's mix of fixed and variable rate debt effectively, the Company enters into interest rate swaps.  At December 31, 2014 and 2013, these borrowings, investments, and swaps were predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one hundred basis point shift in interest rates.  At December 31, 2014 and December 31, 2013, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming a one hundred basis point change in interest rates was approximately $542 million and $274 million, respectively, on long-term borrowings. The increase was primarily attributed to the fourth quarter 2014 issuance of $800 million 2.70% notes due 2020, $800 million 3.80% notes due 2025 and $400 million 4.65% notes due 2044 and second quarter 2014 issuance of $500 million 4.65% bonds maturing 2044. In addition, the corresponding market risk associated with interest rate swaps hedging the interest rate risk on the 3.6% bonds maturing 2022 and interest rate swaps for the future issuance of debt was $26 million at December 31, 2014. There were no interest rate swaps at December 31, 2013.

Due to the Company's operating cash flows and borrowings denominated in foreign currencies, the Company is exposed to market risk from changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  The Company manages most foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, the Company from time to time enters into derivative transactions to hedge the cash flows related to certain sales and purchase transactions expected within no more than five years and denominated in foreign currencies, and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  At December 31, 2014, the market risk associated with certain cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was approximately $100 million, with an additional $10 million exposure for each additional one percentage point adverse change in those foreign currency rates.  At December 31, 2013, the market risk associated with cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to those currencies was approximately $137 million, with an additional $14 million exposure for each additional one percentage point adverse change in those exchange rates.  Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company from time and time enters into derivative transactions.  At December 31, 2014, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was approximately $71 million with an additional $7 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2013, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $30 million, with less than an additional $3 million exposure for each one percentage point move in closing price thereafter. The increase in market risk in 2014 compared to 2013 was due to a significantly larger commodity derivative portfolio at December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") appearing on pages 80 through 139.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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
February 27, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eastman Chemical Company (the "Company") and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, Management has excluded Taminco Corporation (“Taminco”) and Commonwealth Laminating and Coating, Inc. (“Commonwealth”) from its assessment of internal control over financial reporting as of December 31, 2014, as they were acquired on December 5, 2014 and December 11, 2014, respectively. We have also excluded Taminco and Commonwealth from our audit of internal control over financial reporting. Taminco and Commonwealth are wholly-owned subsidiaries of the Company whose total assets and total sales represent 25% and 1%, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP
Philadelphia, PA
February 27, 2015

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Sales	$9,527	$9,350	$8,102
Cost of sales	7,306	6,574	6,340
Gross profit	2,221	2,776	1,762
Selling, general and administrative expenses	755	645	644
Research and development expenses	227	193	198
Asset impairments and restructuring charges, net	77	76	120
Operating earnings	1,162	1,862	800
Net interest expense	187	180	143
Other (income) charges, net	(15)	3	8
Earnings from continuing operations before income taxes	990	1,679	649
Provision for income taxes from continuing operations	235	507	206
Earnings from continuing operations	755	1,172	443
Earnings from discontinued operations, net of tax	2	—	—
Gain from disposal of discontinued operations, net of tax	—	—	1
Net earnings	757	1,172	444
Less: Net earnings attributable to noncontrolling interest	6	7	7
Net earnings attributable to Eastman	$751	$1,165	$437
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$749	$1,165	$436
Earnings from discontinued operations, net of tax	2	—	1
Net earnings attributable to Eastman stockholders	$751	$1,165	$437
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$5.01	$7.57	$2.99
Earnings from discontinued operations	0.02	—	0.01
Basic earnings per share attributable to Eastman	$5.03	$7.57	$3.00
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$4.95	$7.44	$2.92
Earnings from discontinued operations	0.02	—	0.01
Diluted earnings per share attributable to Eastman	$4.97	$7.44	$2.93

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	For years ended December 31,
(Dollars in millions, except per share amounts)	2014	2013	2012
Comprehensive Income
Net earnings including noncontrolling interest	$757	$1,172	$444
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(201)	28	41
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	29	2
Amortization of unrecognized prior service credits included in net periodic costs	(17)	(16)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(230)	6	(36)
Reclassification adjustment for gains (losses) included in net income, net	—	1	(7)
Total other comprehensive income (loss), net of tax	(448)	48	(15)
Comprehensive income including noncontrolling interest	309	1,220	429
Comprehensive income attributable to noncontrolling interest	6	7	7
Comprehensive income attributable to Eastman	$303	$1,213	$422
Retained Earnings
Retained earnings at beginning of period	$4,012	$3,038	$2,760
Net earnings attributable to Eastman	751	1,165	437
Cash dividends declared	(218)	(191)	(159)
Retained earnings at end of period	$4,545	$4,012	$3,038
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2014	2013
Assets
Current assets
Cash and cash equivalents	$214	$237
Trade receivables, net	936	880
Miscellaneous receivables	264	208
Inventories	1,509	1,264
Other current assets	250	251
Total current assets	3,173	2,840
Properties
Properties and equipment at cost	11,026	9,958
Less: Accumulated depreciation	5,939	5,668
Net properties	5,087	4,290
Goodwill	4,486	2,637
Intangible assets, net of accumulated amortization	2,905	1,781
Other noncurrent assets	421	297
Total assets	$16,072	$11,845
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,721	$1,470
Borrowings due within one year	301	—
Total current liabilities	2,022	1,470
Long-term borrowings	7,248	4,254
Deferred income tax liabilities	946	496
Post-employment obligations	1,498	1,297
Other long-term liabilities	768	453
Total liabilities	12,482	7,970
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 216,256,971 and 215,131,237 for 2014 and 2013, respectively)	2	2
Additional paid-in capital	1,817	1,778
Retained earnings	4,545	4,012
Accumulated other comprehensive income (loss)	(277)	171
	6,087	5,963
Less: Treasury stock at cost (67,660,313 shares for 2014 and 62,714,861 shares for 2013 )	2,577	2,167
Total Eastman stockholders' equity	3,510	3,796
Noncontrolling interest	80	79
Total equity	3,590	3,875
Total liabilities and stockholders' equity	$16,072	$11,845
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Cash flows from operating activities
Net earnings including noncontrolling interest	$757	$1,172	$444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	450	433	360
Asset impairment charges	52	28	46
Gains on sale of assets	(5)	—	—
Provision for deferred income taxes	99	331	48
Mark-to-market (gain) loss on pension and other postretirement benefit plans	304	(383)	247
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	19	(38)	48
(Increase) decrease in inventories	(61)	(6)	38
Increase (decrease) in trade payables	(30)	(2)	10
Pension and other postretirement contributions (in excess of) less than expenses	(165)	(149)	(97)
Variable compensation (in excess of) less than expenses	27	82	26
Other items, net	(39)	(171)	(42)
Net cash provided by operating activities	1,408	1,297	1,128
Cash flows from investing activities
Additions to properties and equipment	(593)	(483)	(465)
Proceeds from redemption of short-term time deposits	—	—	200
Proceeds from sale of assets and investments	13	31	7
Acquisitions and investments in joint ventures, net of cash acquired	(3,509)	—	(2,669)
Additions to capitalized software	(3)	(5)	(5)
Other items, net	1	—	(30)
Net cash used in investing activities	(4,091)	(457)	(2,962)
Cash flows from financing activities
Net increase (decrease) in commercial paper and other borrowings	(190)	425	(1)
Proceeds from borrowings	3,565	150	3,511
Repayment of borrowings	(125)	(1,105)	(1,866)
Dividends paid to stockholders	(210)	(140)	(192)
Treasury stock purchases	(410)	(238)	—
Dividends paid to noncontrolling interests	(9)	(10)	(4)
Proceeds from stock option exercises and other items, net	43	59	56
Net cash provided by (used in) financing activities	2,664	(859)	1,504
Effect of exchange rate changes on cash and cash equivalents	(4)	7	2
Net change in cash and cash equivalents	(23)	(12)	(328)
Cash and cash equivalents at beginning of period	237	249	577
Cash and cash equivalents at end of period	$214	$237	$249
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Information related to the Commonwealth Laminating and Coating, Inc., ("Commonwealth") acquisition completed on December 11, 2014, the Taminco Corporation ("Taminco") acquisition completed on December 5, 2014, the Knowlton Technologies, LLC ("Knowlton") acquisition completed on August 6, 2014, the BP plc Global Aviation Turbine Engine Oil Business ("aviation turbine oil business") acquisition completed on June 2, 2014, and the Solutia, Inc. ("Solutia") acquisition completed on July 2, 2012 is in Note 2, "Acquisitions".  As of the date of acquisition, results of the acquired businesses are included in Eastman results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $10 million and $12 million at December 31, 2014 and 2013, respectively.  The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $192 million (the U.S. Dollar equivalent of the €158 million commitment amount as of December 31, 2014) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of eligible receivables sold and derecognized since the acquisition of Taminco on December 5, 2014 through December 31, 2014 was $61 million. The amounts outstanding under the non-recourse factoring facilities were $105 million at December 31, 2014. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recorded. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recorded. The Company is exposed to a credit loss up to 5 percent on sold receivables.

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

For additional information, see Note 5, "Goodwill and Other Intangible Assets".

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2014, 2013, and 2012 was approximately $3 million, $5 million, and $5 million, respectively, and consisted of costs to internally develop computer software used by the Company.  During each of those same periods, approximately $7 million of previously capitalized costs were amortized.  At December 31, 2014 and 2013, unamortized capitalized software costs were $11 million and $14 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

The Company conducts testing of goodwill annually in third quarter of each year or when impairment indicators arise, whichever comes first. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, member, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. During 2014 testing, the Company did not evaluate the components acquired from Solutia in 2012 for aggregation, instead testing each component as a separate reporting unit. However, management will continue to review further aggregation during the next annual testing process as those components have now been integrated into Eastman.

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

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant weighted average cost of capital plus a one percent risk premium. The carrying value of indefinite-lived intangible assets is considered to be impaired when the estimated fair value is less than the carrying value of the trademarks.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Investments

The consolidated financial statements include the accounts of the Company and all its subsidiaries and entities/joint ventures in which a controlling interest is maintained.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.  Under the equity method of accounting, these investments are included in other noncurrent assets.  The Company includes its share of earnings and losses of such investments in other (income) charges, net, and its share of other comprehensive income (loss) in the appropriate component of accumulated other comprehensive income (loss) in stockholders' equity.

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

The Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset up to 50 years.  If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, the expenses charged into earnings could increase or decrease.  The Company also monitors conditional obligations and recognizes contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

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

For additional information see Note 13, "Environmental Matters and Asset Retirement Obligations".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

Derivative financial instruments are used by the Company when appropriate to manage its exposures to fluctuations in foreign currency exchange rates, certain contract sales prices, raw material and energy costs, and interest rates.  These instruments are used to mitigate the risk that changes in exchange rates, sales prices, raw material and energy costs, or interest rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

From time to time, the Company enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate fluctuations in the market prices of commodities and their effects on the cash costs of the underlying transactions expected over the next five years for propane, ethane, natural gas, paraxylene, and benzene (certain raw material and energy used in the manufacturing process) and selling prices for ethylene, the Company may enter into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily forward starting interest rate swaps and Treasury locks, to hedge the Company's exposure to movements in interest rates.

The Company's qualifying option and forward contracts are accounted for as hedges because the derivative instruments are designated and demonstrated to be effective as hedges of the underlying risks.  Gains and losses resulting from effective hedges of existing liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.  Derivative assets and liabilities are recorded at fair value.

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

For additional information, see Note 18, "Share-Based Compensation Plans and Awards".

Research and Development

All costs identified as research and development ("R&D") costs are charged to expense when incurred with the exception of third-party reimbursed and government-funded R&D.  Expenses for third-party reimbursed and government-funded R&D are deferred until reimbursement is received to ensure appropriate matching of revenue and expense, provided specific criteria are met.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely reinvested.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

Accounting Standard ASU 2013-11, Income Taxes (Topic 740), effective for reporting periods beginning after December 15, 2013, requires unrecognized tax benefits to be offset against a deferred tax asset for a net operating loss carryforward or similar tax loss or tax credit carryforward.  As of December 31, 2014, the prospective adoption of this standard resulted in a reduction in noncurrent deferred income tax assets of $93 million in other noncurrent assets and a corresponding decrease in other long-term liabilities.

Purchase Accounting

In general, the acquisition method of accounting requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. For assets and liabilities other than intangible assets and property, plant, and equipment, the Company estimates fair value using the exit price approach which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from the viewpoint of unrelated market participants as a whole, in the principal or most advantageous market, and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired or liabilities assumed is recorded in the line item goodwill on the Company's consolidated balance sheets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For intangible assets, the Company uses the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and uses valuation inputs in these models and analyses that are based on market participant assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data which includes consideration of obsolescence. See Note 2, "Acquisitions". Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

2.	ACQUISITIONS

Taminco Corporation

On December 5, 2014, the Company completed its acquisition of the Taminco Corporation ("Taminco"), a global specialty chemical company.  In the acquisition, each outstanding share of Taminco common stock was cancelled and converted automatically into the right to receive $26.00 in cash, ("Acquisition Consideration"). Additionally, each outstanding option to acquire shares of Taminco common stock issued under any of Taminco's equity incentive plans, whether or not then vested, was converted into the right to receive, in cash and for each share of Taminco common stock subject to such option, the amount by which the value of the Acquisition Consideration exceeded such option's exercise price. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are now operated as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are now operated as part of the Specialty Fluids & Intermediates ("SFI") segment. The businesses acquired from Taminco are expected to provide additional opportunities for growth to Eastman in agriculture, personal care, coatings, and oil and gas markets.

The funding of the cash portion of the purchase price, repayment of Taminco's debt, and acquisition costs were provided primarily from borrowings, including the $1.96 billion net proceeds from the public offering of notes on November 20, 2014 and borrowings of $1.0 billion on December 5, 2015 under a five-year term loan agreement (the "Term Loan Agreement").  See Note 9, "Borrowings".

The following table summarizes the preliminary purchase price allocation for the Taminco acquisition, any subsequent adjustments are not expected to have a material impact on the Company's results of operations:

Assets acquired and liabilities assumed
(Dollars in millions)	As of December 5, 2014
Current assets	$266
Properties and equipment	658
Intangible assets	1,002
Other noncurrent assets	37
Goodwill	1,509
Current liabilities	(161)
Long-term liabilities	(546)
Total purchase price, net of cash acquired	$2,765

The Company used the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. Current assets consist primarily of inventory, cash, and trade receivables. The fair value and gross contractual amounts trade receivables acquired from Taminco on December 5, 2014 was $94 million. Properties acquired included a number of manufacturing, sales, and distribution sites and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations.  Management valued properties using the cost approach supported where available by observable market data which includes consideration of obsolescence.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets are definite-lived assets and consist primarily of customer relationships, developed technologies, and contracts. Customer relationships acquired are in industries such as agriculture and personal care. The Company has preliminarily concluded that it has a favorable methanol supply contract. In addition, assets acquired include technologies related to many products protected by a number of existing patents and trade secrets. Management valued customer relationships using the excess from earnings method, contracts using the Black Scholes model, and developed technology using the relief from royalty method. All valuation methods are forms of the income approach supported by observable market data for peer chemical companies.

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$601	24
Developed technologies	205	17
Contracts	180	5
Other intangible assets	16	10
Total	$1,002

Other noncurrent assets consist primarily of deferred tax assets and investments. In connection with the acquisition, the Company recorded goodwill, which represents the excess of the purchase price over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Taminco as a going concern and the fair value of expected cost synergies and revenue growth from combining the Eastman and Taminco businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Taminco than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Taminco acquisition has been preliminarily allocated to certain of the Company's reportable segments as set out in the table below. None of the goodwill is deductible for tax purposes.

Goodwill	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$908
Specialty Fluids & Intermediates	601
Total	$1,509

Current liabilities consist primarily of trade payables, deferred tax liabilities, and accrued charges. Long-term liabilities are primarily deferred tax liabilities, pension and other postretirement welfare plan obligations, and asset retirement liabilities. Management also evaluated probable loss contingencies, including those for legal, asset retirement, and environmental matters, as prescribed under GAAP. Due to the lack of observable market inputs, assumed liabilities for asset retirement and environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 13, "Environmental Matters and Asset Retirement Obligations", for more information.

In 2014, the Company recognized $14 million in transaction costs, $1 million in integration costs, and $13 million in pre-close financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  As required by purchase accounting, acquired inventories were marked to fair value. These inventories were sold in fourth quarter 2014 resulting in a $15 million increase in cost of sales.

Beginning December 2014, the Company's consolidated results of operations included the results of the acquired Taminco businesses.  Since the date of the acquisition, sales revenue of $84 million and an operating loss of $9 million from the acquired Taminco businesses have been included in the Company's consolidated results of operations for 2014. The operating loss includes the additional costs of acquired inventories, transaction costs, integration costs, and pre-close financing costs.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial results for years ended December 31, 2014 and 2013 combine the consolidated results of Eastman and Taminco giving effect to the acquisition of Taminco as if it had been completed on January 1, 2013, the beginning of the comparable annual reporting period prior to the year of acquisition.  Such unaudited pro forma financial results do not give pro forma effect to any other transaction or event. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2013 or any other date.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Taminco depreciable fixed assets and definite-life amortizable assets acquired in the transaction.  The unaudited pro forma results also include adjustments to net interest expense.  The provision for income taxes from continuing operations also has been adjusted for all periods, based upon the foregoing adjustments to historical results.

	For years ended December 31,
(Unaudited, dollars in millions)	2014	2013
Pro forma sales	$10,819	$10,550
Pro forma earnings from continuing operations	834	1,101

Unaudited pro forma earnings from continuing operations for 2013 have been adjusted to include certain items, such as pre-close financing, integration, and transaction costs historically recorded by Eastman and Taminco directly attributable to the acquisition, which will not have an ongoing impact.  These items include transaction, integration, and pre-close financing costs incurred by Eastman during 2014 as well as transaction costs incurred by Taminco prior to its acquisition by Eastman.  Additionally, the unaudited pro forma financial results for 2013 have been adjusted to reflect the additional costs of acquired inventories. Accordingly, these non-recurring costs have been eliminated from unaudited pro forma earnings from continuing operations for 2014.

Commonwealth Laminating and Coating, Inc.

On December 11, 2014, the Company acquired Commonwealth Laminating and Coating, Inc. ("Commonwealth") for a total cash purchase price of $438 million, prior to post-closing adjustments. The acquisition was accounted for as a business combination and is reported in the Advanced Materials ("AM") segment. The acquisition of Commonwealth strengthens the Company's window film product portfolio, adds industry leading protective film technology, and increases scale cost efficiencies.

The following table summarizes the preliminary purchase price allocation for the Commonwealth acquisition, any subsequent adjustments are not expected to have a material impact on the Company's financial position or results of operations:

Assets acquired and liabilities assumed
(Dollars in millions)	As of December 11, 2014
Current assets	$51
Machinery and equipment	38
Goodwill	274
Intangible assets	125
Long-term liabilities	(50)
Total purchase price	$438

Current assets consist primarily of inventory acquired. Machinery and equipment acquired included a manufacturing operation in Martinsville, Virginia. Management valued machinery and equipment using the cost approach supported by published industry sources.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets included customer relationships and developed technologies in the window film industry. Also acquired was the SunTek® brand name that is business-to-business in nature. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer chemical companies.

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$72	14
Developed technologies	41	18
Indefinite-lived intangible asset
Brand name	12
Total	$125

In connection with this acquisition, the Company recorded goodwill equal to the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  None of the goodwill is deductible for tax purposes.

In 2014, the Company recognized $5 million and $2 million in transaction and integration costs, respectively, related to the acquisition. Transaction and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. Approximately one fifth of these inventories were sold in December 2014 resulting in a $1 million increase in cost of sales.

Beginning in December 2014, the Company's consolidated results of operations included the results of Commonwealth. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

BP plc's Global Aviation Turbine Engine Oil Business

On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business ("aviation turbine oil business") for a total cash purchase price of $283 million. The acquisition was accounted for as a business combination and is reported in the SFI segment. In combination with Eastman's Skydrol® aviation hydraulic fluids business, the acquired aviation turbine oil business enables Eastman to better supply the global aviation industry.

The purchase price allocation for the aviation turbine oil business acquisition is final as of December 31, 2014. Adjustments to the June 30, 2014 preliminary purchase price allocation of the aviation turbine oil business acquisition during 2014 are reflected in the Company's Consolidated Statements of Financial Position as of December 31, 2014 and are summarized in the table below. These adjustments are not material to the Company's financial position or results of operations for 2014. The following table summarizes the purchase price allocation for the aviation turbine oil business acquisition as of June 2, 2014, as previously reported at June 30, 2014, the net impact of adjustments during 2014, and the resulting finalized purchase price allocation for the aviation turbine oil business acquisition as of June 2, 2014 as reported at December 31, 2014.

Assets acquired and liabilities assumed
(Dollars in millions)	As of June 2, 2014 Previously Reported	Increase (Decrease)	As of June 2, 2014 As Adjusted
Current assets	$42	$—	$42
Machinery and equipment	11	(1)	10
Goodwill	68	24	92
Intangible assets	162	(23)	139
Total purchase price	$283	$—	$283

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Current assets consist primarily of inventory acquired. Machinery and equipment acquired included manufacturing operations in Linden, New Jersey and technology resources in Naperville, Illinois. Management valued machinery and equipment using the cost approach supported by published industry sources.

In connection with this acquisition, the Company recorded goodwill equal to the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  All goodwill is expected to be deductible for tax purposes.

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

In 2014, the Company recognized $3 million and $3 million in transaction and integration costs, respectively, related to the acquisition. Transaction and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. These inventories were sold in 2014 resulting in an $8 million increase in cost of sales, primarily in third quarter 2014.

Beginning in June 2014, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

Knowlton Technologies, LLC

On August 6, 2014, the Company acquired Knowlton Technologies, LLC. ("Knowlton"), a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs, for a total cash purchase price of $42 million, prior to post-closing adjustments. The acquisition was accounted for as a business combination. The acquired Knowlton business is a developing business of the Eastman™ microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss). Current assets consist primarily of $14 million in accounts receivable and inventory acquired. Management valued properties and equipment, totaling $19 million, using the cost approach supported where available by observable market data which includes consideration of obsolescence. Goodwill of $7 million, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, is expected to be deductible for tax purposes. Acquired intangible assets of $6 million consist primarily of developed technologies with an amortization period of 15 years. Management valued intangible assets using the relief from royalty method, a form of the income approach supported by observable market data from peer chemical companies. Current liabilities of $4 million consist primarily of accounts payable. Values assigned are finalized with the exception of post-closing adjustment confirmation.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The acquisition of Solutia broadened Eastman's global presence, facilitated growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expanded Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, equal to the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenues growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition has been allocated to certain of the Company's reportable segments as set forth in the table below. None of the goodwill is deductible for tax purposes.

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

Management also evaluated probable loss contingencies, including those for legal and environmental matters, as prescribed under GAAP. Due to the lack of observable market inputs, assumed liabilities for environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 13, "Environmental Matters and Asset Retirement Obligations", for more information.

In 2013, the Company recognized $36 million in integration costs related to the acquisition. In 2012, the Company recognized $28 million in transaction costs, $16 million in integration costs, and $32 million in pre-close financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  In 2012, there were $32 million in restructuring charges primarily for severance associated with the acquisition and integration of Solutia. As required by purchase accounting, acquired inventories were marked to fair value. These inventories were sold in 2012 resulting in a $79 million increase in cost of sales, net of the LIFO impact of these inventories, primarily in third quarter 2012.

Beginning third quarter 2012, the Company's consolidated results of operations included the results of the acquired Solutia businesses. Sales revenue of $969 million and an operating loss of $25 million from the acquired Solutia businesses were included in the Company's consolidated results of operations for 2012.

The unaudited pro forma financial results for the year ended December 31, 2012 combines the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable annual reporting period prior to the year of acquisition.  Such unaudited pro forma financial results do not give pro forma effect to any other transaction or event. The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011, or any other historical date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the fair value step-up and estimated useful lives of Solutia depreciable fixed assets and definite-life amortizable assets acquired in the transaction.  The unaudited pro forma results also include adjustments to net interest expense and elimination of early debt extinguishment costs historically recorded by Solutia based upon the retirement of Solutia's debt and issuance of additional debt related to the transaction.  The provision for income taxes from continuing operations has also been adjusted, based upon the foregoing adjustments to historical results, as well as the elimination of historical net changes in valuation allowances against certain deferred tax assets of Solutia.

Additionally, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and other postretirement benefit plans actuarial gains and losses adopted by Eastman during first quarter 2012.

(Unaudited, dollars in millions)	2012
Pro forma sales	$9,120
Pro forma earnings from continuing operations including noncontrolling interest	649

Non-recurring costs directly attributable to the acquisition, which did not have an ongoing impact, are excluded from unaudited pro forma earnings from continuing operations including noncontrolling interest in 2012.  These items include transaction, integration, pre-close financing, and restructuring costs incurred by Eastman during 2012, as well as transaction costs of $45 million and expenses of $19 million for the accelerated vesting of stock-based compensation awards incurred by Solutia prior to its acquisition by Eastman.  Additionally, the non-recurring costs of acquired inventories have been eliminated from unaudited pro forma earnings from continuing operations for 2012.

3.	INVENTORIES

	December 31,
(Dollars in millions)	2014	2013
At FIFO or average cost (approximates current cost)
Finished goods	$1,130	$976
Work in process	288	300
Raw materials and supplies	553	494
Total inventories	1,971	1,770
LIFO reserve	(462)	(506)
Total inventories	$1,509	$1,264

Inventories valued on the LIFO method were approximately 55 percent and 60 percent of total inventories as of December 31, 2014 and 2013, respectively.

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2014	2013
Properties
Land	$175	$147
Buildings and building equipment	1,128	1,057
Machinery and equipment	9,252	8,389
Construction in progress	471	365
Properties and equipment at cost	$11,026	$9,958
Less: Accumulated depreciation	5,939	5,668
Net properties	$5,087	$4,290

Depreciation expense was $355 million, $345 million, and $309 million for 2014, 2013, and 2012, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cumulative construction-period interest of $162 million and $155 million, reduced by accumulated depreciation of $103 million and $97 million, is included in net properties at December 31, 2014 and 2013, respectively.

Interest capitalized during 2014, 2013, and 2012 was $7 million, $4 million, and $4 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Specialty Fluids & Intermediates	Other Segments	Total
Reported balance at December 31, 2012	$945	$133	$1,044	$519	$3	$2,644
Adjustments resulting from subsequent recognition of deferred tax assets	5	—	(23)	(4)	—	(22)
Currency translation adjustments	(2)	(1)	19	(1)	—	15
Reported balance at December 31, 2013	948	132	1,040	514	3	2,637
Additions	908	—	274	693	7	1,882
Adjustments resulting from reorganizations	15	(9)	(9)	—	3	—
Currency translation adjustments	(13)	(5)	(8)	(7)	—	(33)
Reported balance at December 31, 2014	$1,858	$118	$1,297	$1,200	$13	$4,486

As a result of the purchases of Taminco, Commonwealth, the aviation turbine oil business from BP, and Knowlton during 2014, the Company recorded goodwill of $1,509 million, $274 million, $92 million, and $7 million, respectively.

Included in the reported balance for goodwill are accumulated impairment losses of $46 million at December 31, 2014, 2013, and 2012.

		December 31, 2014			December 31, 2013
(Dollars in millions)	Estimated Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	15-25	$1,575	$114	$1,461	$863	$71	$792
Technology	7-18	705	96	609	455	58	397
Contracts	5	179	3	176	—	—	—
Other	5-37	114	6	108	24	—	24

Indefinite-lived intangible assets:
Trade names		551	—	551	568	—	568
Total identified intangible assets		$3,124	$219	$2,905	$1,910	$129	$1,781

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the purchases of Taminco, Commonwealth, the aviation turbine oil business from BP, and Knowlton during 2014, the Company recorded intangible assets of $1,002 million, $125 million, $139 million, and $6 million, respectively, primarily for customer relationships, developed technology, and trade names.

Amortization expense of definite-lived intangible assets related to continuing operations was $90 million, $80 million, and $42 million for 2014, 2013, and 2012, respectively. Estimated amortization expense for future periods is $169 million in each year for 2015 through 2019.

As a result of the annual impairment testing of indefinite-lived intangible assets, the Company recognized intangible asset impairments of $24 million on trade names. See Note 16, "Asset Impairments and Restructuring Charges, Net", for additional information regarding impairments of trade names.

See Note 2, "Acquisitions", for further details regarding the acquisitions of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton.

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2014 and 2013 was approximately $19 million and $21 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a long-term notes receivable from Primester to Eastman.  Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets.  These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  These also include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In third quarter 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation in which the Company has 45 percent ownership. The Company began supplying 100 percent of the acetate flake raw material to the joint venture in third quarter 2013 from the Company's manufacturing facility in Kingsport.  In 2012, the Company entered into an agreement to form a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China. Eastman also acquired in the Taminco acquisition, a 50 percent interest in a joint venture with Mitsubishi Gas Chemical Company in Nanjing, China which manufactures amines and amine derivatives. At December 31, 2014 and 2013, the Company's investment in these joint ventures was approximately $102 million and $70 million, respectively.

7.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2014	2013
Trade creditors	$827	$762
Derivative hedging liability	227	24
Accrued payrolls, vacation, and variable-incentive compensation	191	205
Other	476	479
Total payables and other current liabilities	$1,721	$1,470

Included in "Other" above are certain accruals for payroll deductions and employee benefits, accrued taxes, interest payable, dividends payable, post-employment obligations, current portion of environmental remediation liabilities, and other payables and accruals.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PROVISION FOR INCOME TAXES

Components of earnings from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Earnings (loss) from continuing operations before income taxes
United States	$627	$1,437	$651
Outside the United States	363	242	(2)
Total	$990	$1,679	$649
Provision (benefit) for income taxes on earnings from continuing operations
United States Federal
Current	$64	$143	$123
Deferred	135	300	95
Outside the United States
Current	66	3	27
Deferred	(35)	15	(51)
State and other
Current	6	30	14
Deferred	(1)	16	(2)
Total	$235	$507	$206

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income in stockholders' equity.

	For years ended December 31,
(Dollars in millions)	2014	2013		2012
Unrecognized losses and prior service credits for benefit plans	$(11)	$8	(1)	$(7)
Cumulative translation adjustment	—	(1)	(1)	1
Unrealized gains (losses) on cash flow hedges	(141)	5	(1)	(27)
Total	$(152)	$12	(1)	$(33)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2014	2013		2012
Continuing operations	$235	$507		$206
Discontinued operations	2	—		—
Other comprehensive income	(152)	12	(1)	(33)
Total	$85	$519		$173

(1)	Revised from Note 8, "Provision For Income Taxes" to the Company's 2013 Annual Report on Form10-K, which incorrectly reported Other comprehensive income as $(12) million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Amount computed using the statutory rate	$345	$587	$226
State income taxes, net	4	30	8
Foreign rate variance	(105)	(55)	(12)
Domestic manufacturing deduction	(6)	(17)	(12)
Change in reserves for tax contingencies	(6)	(16)	(12)
General business credits	(8)	(6)	—
Other	11	(16)	8
Provision for income taxes	$235	$507	$206

The 2014 effective tax rate of 24 percent reflects continued benefit from the integration of Eastman and Solutia business operations and legal entity structures. The 2014 effective tax rate also reflects the benefit from the one-year extension of favorable U.S. Federal tax provisions in December 2014, which resulted in a net benefit of $15 million primarily related to R&D credits described below and deferral of certain earnings of foreign subsidiaries from U.S. income taxes.

The 2013 effective tax rate of 30 percent reflected the positive impacts of integrating the Eastman and Solutia business operations and legal entity structures, a $14 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return, a $14 million benefit for the finalization of foreign tax audits, and the enactment of the American Taxpayer Relief Act of 2012 in January 2013 which resulted in a $10 million benefit primarily related to an R&D tax credit.

The 2012 effective tax rate of 32 percent reflected a $12 million tax benefit for favorable audit settlements and the expiration of the relevant statute of limitations, a $9 million tax benefit for additional state tax credits, and a $5 million tax charge for nondeductible transaction costs.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2014	2013
Deferred tax assets
Post-employment obligations	$529	$502
Net operating loss carryforwards	470	573
Tax credit carryforwards	239	224
Environmental reserves	123	133
Unrealized derivative loss	165	24
Other	294	186
Total deferred tax assets	1,820	1,642
Less valuation allowance	(264)	(204)
Deferred tax assets less valuation allowance	$1,556	$1,438
Deferred tax liabilities
Depreciation	$(1,144)	$(992)
Amortization	(1,001)	(631)
Other	(158)	(110)
Total deferred tax liabilities	$(2,303)	$(1,733)
Net deferred tax liabilities	$(747)	$(295)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$177	$196
Other noncurrent assets	28	7
Payables and other current liabilities	(6)	(2)
Deferred income tax liabilities	(946)	(496)
Net deferred tax liabilities	$(747)	$(295)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled approximately $1.6 billion at December 31, 2014.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will be only to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $26 million at December 31, 2014, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2014, foreign net operating loss carryforwards totaled $640 million.  Of this total, $122 million will expire in 3 to 20 years; and $518 million have no expiration date. A valuation allowance of approximately $130 million has been provided against such net operating loss carryforwards.

At December 31, 2014, federal net operating loss carryforwards of $714 million were available to offset future taxable income, which expire from 2026 to 2031. At December 31, 2014, foreign tax credit carryforwards of approximately $185 million were available to reduce possible future U.S. income taxes and which expire from 2018 to 2024.

A full valuation allowance of $50 million has been provided against the U.S. deferred tax assets for the capital loss carryforward and a partial valuation allowance of $53 million has been provided for Solutia's state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized or the related statute expires.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Solutia acquisition transaction, Solutia realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. Management does not currently expect this change to significantly limit the Company's ability to utilize Solutia's U.S. net operating loss or foreign tax credit carryforwards estimated to be approximately $685 million and $180 million, respectively, at December 31, 2014.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2014	2013
Miscellaneous receivables	$97	$46

Payables and other current liabilities	$23	$35
Other long-term liabilities	24	53
Total income taxes payable	$47	$88

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2014	2013	2012
Balance at January 1	$51	$65	$10
Additions based on tax positions related to current year	—	—	—
Additions based on acquisitions	72	—	67
Lapse of statute of limitations	(6)	—	(5)
Settlements	—	(14)	(7)
Balance at December 31	$117	$51	$65

As of December 31, 2014, 2013, and 2012, $117 million, $51 million, and $65 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense.  As of January 1, 2014, the Company had accrued a liability of $4 million for interest, net of tax, and had $3 million for tax penalties, net of tax benefit.  During 2014, the Company recognized $1 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $1 million of income for interest, net of tax, associated with expiration of statute of limitations.  At December 31, 2014, the Company had accrued balances of $4 million for interest, net of tax benefit, and $3 million for penalties, net of tax benefit.

As of January 1, 2013, the Company had accrued a liability of approximately $5 million for interest, net of tax, and had $3 million for tax penalties, net of tax benefit.  During 2013, the Company recognized $1 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $2 million of income for interest, net of tax, associated with favorable audit settlements.  At December 31, 2013, the Company had accrued balances of $4 million for interest, net of tax benefit, and $3 million for penalties, net of tax benefit.

The Company files income tax returns in the United States and various state and foreign jurisdictions.  The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2011 and 2002 for Eastman and Solutia, respectively. With few exceptions, Eastman is no longer subject to state and local income tax examinations by tax authorities for years before 2009. Solutia, Inc. and related subsidiaries are no longer subject to state and local income tax examinations for years before 2002. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2006.

It is reasonably possible that, within the next twelve months, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits will decrease by a range of $0 to $17 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	BORROWINGS

	December 31,
(Dollars in millions)	2014	2013
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	998
6.30% notes due 2018	169	171
5.5% notes due 2019	250	250
2.7% notes due 2020	798	—
4.5% notes due 2021	250	250
3.6% notes due 2022	903	894
7 1/4% debentures due 2024	244	243
7 5/8% debentures due 2024	54	54
3.8% notes due 2025	796	—
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	877	—
Credit facility borrowings and commercial paper borrowings	1,235	425
Capital leases	6	—
Total borrowings	7,549	4,254
Borrowings due within one year	301	—
Long-term borrowings	$7,248	$4,254

On November 20, 2014, the Company issued public debt securities consisting of 2.7% notes due 2020 in the principal amount of $800 million, 3.8% notes due 2025 in the principal amount of $800 million, and 4.65% notes due 2044 in the principal amount of $400 million.  Proceeds from these borrowings were used to pay a part of the purchase price for the acquisition of Taminco, including the repayment of outstanding Taminco borrowings and a portion of acquisition fees and expenses. Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, was $1.96 billion.

On May 15, 2014, the Company issued public debt securities consisting of 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of transaction costs, were $490 million.

On June 5, 2012, the Company issued public debt securities consisting of 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  Proceeds from these borrowings were used to pay, in part, the cash portion of the purchase price to complete the Solutia acquisition, repay Solutia debt, and pay acquisition costs.

Credit Facility and Commercial Paper Borrowings

On October 9, 2014, Eastman entered into a $1.0 billion five-year Term Loan Agreement. The Company borrowed the entire amount under the Term Loan Agreement on December 5, 2014. Borrowings under the Term Loan Agreement were used to pay a part of the purchase price for the acquisition of Taminco, which included the repayment of outstanding borrowings of Taminco, and a portion of the acquisition fees and expenses. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

In addition, on October 9, 2014, Eastman entered into a $1.75 billion Senior Bridge Loan Credit Agreement (the "Bridge Loan Agreement"). The Bridge Loan Agreement remained undrawn and was terminated following receipt of proceeds from the public sale of debt securities on November 20, 2014.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2014, the Company entered into a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019.  The Credit Facility amends and extends, and has terms substantially similar to, the $1.0 billion revolving credit agreement entered into in October 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At December 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At December 31, 2014 the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent. At December 31, 2013 the Company's commercial paper borrowings were $425 million with a weighted average interest rate of 0.35 percent.

In August 2014, the Company amended a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), extending the maturity to April 2017. The amended A/R Facility has terms substantially similar to the $250 million accounts receivable securitization agreement previously expiring in April 2016. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At December 31, 2014 and December 31, 2013 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  Total available borrowings under the Credit Facility and A/R Facility were $1,265 million and $825 million as of December 31, 2014 and December 31, 2013, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at December 31, 2014 and December 31, 2013 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies".  The fair value for fixed-rate borrowings is based on current market prices and is classified in Level 1.  The fair value for the Company's floating-rate borrowings, which relate to the Term Loan Agreement, the A/R Facility, commercial paper, and capital leases, equals the carrying value and is classified within Level 2.

		Fair Value Measurements at December 31, 2014
(Dollars in millions)	Recorded Amount December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,248	$7,557	$6,366	$1,191	$—

		Fair Value Measurements at December 31, 2013
(Dollars in millions)	Recorded Amount December 31, 2013	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$4,254	$4,366	$3,941	$425	$—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVES

Hedging Programs

The Company is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates.  To mitigate these market risk factors and their effects on the cash flows of the underlying transaction, the Company uses various derivative financial instruments when appropriate in accordance with the Company's hedging strategy and policies.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged.  The Company does not enter into derivative transactions for speculative purposes.

In 2014, the Company implemented changes to its risk management framework that included changes in the horizon over which commodity related market risks are managed. Beginning in third quarter 2014, the period over which the Company hedges commodity price risks using derivative financial instruments was increased from a maximum of three years to a maximum of five years beyond its current fiscal year. The Company weights its hedge portfolio more heavily in the first year with declining coverage over the remaining periods.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of December 31, 2014, the total notional amount of the Company's interest rate swaps was $275 million. As of December 31, 2013, the Company had no fair value hedges.

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)		Fair Value Measurement
Derivative Assets	Statement of Financial Position Location	December 31, 2014	December 31, 2013

Interest rate swap	Other noncurrent assets	$5	$—

Derivatives' Fair Value Hedging Relationships

	Twelve Months Ended
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		December 31, 2014	December 31, 2013
Interest rate swaps	Net interest expense	$6	$—

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Exchange Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards from time to time to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no longer than five years and denominated in foreign currencies (principally the euro and Japanese yen) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The MTM gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

Commodity Hedging

Certain raw material and energy sources used by the Company, as well as sales of certain commodity products by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors.  These commodity and energy costs are primarily related to propane, ethane, natural gas, paraxylene, ethylene, and benzene. From time to time to mitigate expected fluctuations in market prices, the Company enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The MTM gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales (for commodity purchases) and sales (for commodity sales) in the period during which the hedged transaction affects earnings.

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

From time to time, the Company also utilizes interest rate derivative instruments, primarily forward starting swaps and Treasury locks, to hedge the Company's exposure to movements in interest rates prior to anticipated debt offerings.  These instruments are designated as cash flow hedges and are typically 100 percent effective.  As a result, there is no current impact on earnings due to hedge ineffectiveness.

The MTM gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the term of the related debt instruments.

Total notional amounts:	December 31, 2014	December 31, 2013

Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€810	€954
EUR/USD (in approximate USD equivalent)	$1,000	$1,320
JPY/USD (in JPY)	¥4,800	¥8,300
JPY/USD (in approximate USD equivalent)	$40	$80
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	14	—
Feedstock (in million barrels)	33	8
Feedstock (in thousand metric tons)	30	—
Energy (in million million british thermal units)	25	—
Interest rate swaps for the future issuance of debt (in millions)	$500	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements
Derivative Assets	Statement of Financial Position Location	December 31, 2014	December 31, 2013

Commodity contracts	Other current assets	$2	$20
Commodity contracts	Other noncurrent assets	—	7
Foreign exchange contracts	Other current assets	61	17
Foreign exchange contracts	Other noncurrent assets	71	14
		$134	$58

(Dollars in millions)		Fair Value Measurements
Derivative Liabilities	Statement of Financial Position Location	December 31, 2014	December 31, 2013

Commodity contracts	Payables and other current liabilities	$193	$—
Commodity contracts	Other long-term liabilities	289	—
Foreign exchange contracts	Payables and other current liabilities	10	21
Foreign exchange contracts	Other long-term liabilities	—	25
Forward starting interest rate swap contracts	Other long-term liabilities	16	—
		$508	$46

Derivatives' Hedging Relationships

(Dollars in millions)	Change in amount of after tax gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Commodity contracts	$(312)	$20	Sales	$1	$(14)
			Cost of sales	(7)	14
Foreign exchange contracts	85	(18)	Sales	14	6
Forward starting interest rate swap contracts	(3)	5	Interest Expense	(8)	(8)
	$(230)	$7		$—	$(2)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

At December 31, 2014 and 2013, pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $432 million in losses and $62 million in losses, respectively.  Losses increased in 2014 compared to 2013 as a result of a sharp decline in commodity prices, particularly propane, partially offset by increased gains resulting from a weaker Euro and Japanese Yen. Included in 2014 and 2013 were losses on settlement of forward starting interest rate swaps related to the issuance of debt for the Solutia acquisition.  If realized, approximately $144 million in pre-tax losses will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other (income) charges, net.  In 2014, the Company recognized $6 million in pre-tax losses for ineffectiveness on the commodity hedging portfolio. There were no gains or losses related to the ineffective portion of hedges recognized in 2013.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $3 million net loss and $4 million net gain on nonqualifying derivatives during 2014 and 2013, respectively. The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of December 31, 2014 and December 31, 2013.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis and a gross basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$—	$137	$2
Derivative Liabilities	(508)	—	(508)	—
	$(369)	$—	$(371)	$2

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$58	$—	$58	$—
Derivative Liabilities	(46)	—	(46)	—
	$12	$—	$12	$—

The majority of the Company's derivative assets are classified as Level 2.  Level 2 fair value is based on estimates using standard pricing models.  These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates.  The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party.  In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models.  Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance.

From time to time, the Company holds Level 3 assets for commodity hedges.  The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms.  Level 3 hedges typically will mature within one year or less.  The Company determines the fair value of Level 3 ethylene derivative forward contracts using an average of unadjusted forward ethylene prices provided by industry recognized experts to value its ethylene positions.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of activity for these assets for the period ended December 31, 2014 and December 31, 2013:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	December 31,
(Dollars in millions)	2014	2013
Beginning balance at January 1	$—	$(5)
Realized gain (loss) in sales revenue	1	(14)
Change in unrealized gain (loss) in Other Comprehensive Income	2	5
Purchases, sales and settlements	(1)	14
Transfers (out) in of Level 3	—	—
Ending balance at December 31	$2	$—

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $129 million and a derivative in a net liability position of $498 million as of December 31, 2014. The Company does not have any cash collateral due under such agreements.

11.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code.  Eastman made a contribution in February 2015 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2014 plan year.  Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 2,197,740; 2,289,618; and 2,410,806 shares as of December 31, 2014, 2013, and 2012, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $56 million, $43 million, and $40 million for 2014, 2013, and 2012, respectively.

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

In December 2014, as part of its acquisition of Taminco, the Company assumed Taminco's non-U.S. defined benefit pension plans in Belgium and Finland.  For more information on this acquisition, see Note 2, "Acquisitions".

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension plans.  Prior to the acquisition, the U.S. plans had been closed to new participants and were no longer accruing additional benefits.  For more information on these acquisitions, see Note 2, "Acquisitions".

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

Employees in the U.S. hired on or after January 1, 2007 do not have access to postretirement health care benefits.  A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

In December 2014, as part of its acquisition of Taminco, the Company assumed Taminco's U.S. postretirement benefit plan.  For more information on this acquisition, see Note 2, "Acquisitions".

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's postretirement benefit plans which included a voluntary employees' beneficiary association ("VEBA") retiree trust.  For more information on this acquisition, see Note 2, "Acquisitions".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2014 and 2013, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2014		2013		2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,236	$736	$2,466	$672	$962	$1,140
Service cost	40	14	43	14	8	11
Interest cost	100	31	89	27	45	44
Actuarial (gain) loss	174	149	(184)	22	49	(123)
Curtailment gain	—	—	—	(1)	—	—
Settlement	—	(18)	—	—	—	—
Acquisitions	—	48	—	—	4	—
Plan amendments and other	—	—	—	—	1	(47)
Plan participants' contributions	—	2	—	2	18	20
Effect of currency exchange	—	(73)	—	20	—	(1)
Federal subsidy on benefits paid	—	—	—	—	1	1
Benefits paid	(194)	(22)	(178)	(20)	(74)	(83)
Benefit obligation, end of year	$2,356	$867	$2,236	$736	$1,014	$962
Change in plan assets:
Fair value of plan assets, beginning of year	$1,887	$658	$1,702	$596	$179	$210
Actual return on plan assets	151	92	239	39	16	7
Effect of currency exchange	—	(60)	—	17	—	—
Company contributions	124	22	124	24	38	40
Reserve for third party contributions	—	—	—	—	(3)	(16)
Plan participants' contributions	—	2	—	2	18	20
Benefits paid	(194)	(22)	(178)	(20)	(74)	(83)
Federal subsidy on benefits paid	—	—	—	—	1	1
Settlements	—	(18)	—	—	—	—
Other	—	—	—	—	1	—
Acquisitions	—	25	—	—	—	—
Fair value of plan assets, end of year	$1,968	$699	$1,887	$658	$176	$179
Funded status at end of year	$(388)	$(168)	$(349)	$(78)	$(838)	$(783)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$4	$4	$—	$7	$13	$3
Current liabilities	(2)	(1)	(3)	(1)	(41)	(41)
Post-employment obligations	(390)	(171)	(346)	(84)	(810)	(745)
Net amount recognized, end of year	$(388)	$(168)	$(349)	$(78)	$(838)	$(783)
Accumulated benefit obligation	$2,254	$781	$2,123	$678
Amounts recognized in accumulated other comprehensive income consist of:
Prior service credit	$(14)	$(1)	$(18)	$—	$(84)	$(108)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in projected benefit obligation and change in net assets in 2014 reflect the impact of the defined benefit pension plans and the other postretirement benefit plan assumed in the Taminco acquisition, described in Note 2, "Acquisitions".

Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,973	$745	$2,236	$618
Fair value of plan assets	1,581	573	1,887	533

Information for pension plans with accumulated benefit obligation in excess of plan assets:

(Dollars in millions)	2014		2013
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,973	$711	$2,236	$398
Accumulated benefit obligation	1,870	640	2,123	373
Fair value of plan assets	1,581	541	1,887	324

Components of net periodic benefit cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2014		2013		2012		2014	2013	2012
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit cost:
Service cost	$40	$14	$43	$14	$40	$8	$8	$11	$10
Interest cost	100	31	89	27	86	19	45	44	45
Expected return on assets	(143)	(38)	(129)	(35)	(103)	(24)	(7)	(7)	(5)
Curtailment gain	—	—	—	(1)	—	—	—	—	—
Amortization of:
Prior service cost (credit)	(4)	—	(4)	—	(4)	—	(24)	(22)	(19)
Mark-to-market pension and other postretirement benefits (gain) loss	166	95	(294)	18	128	58	43	(107)	90
Net periodic benefit cost	$159	$102	$(295)	$23	$147	$61	$65	$(81)	$121
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service credit	$—	$—	$—	$—	$—	$—	$—	$47	$3
Amortization of:
Prior service cost (credit)	(4)	—	(4)	—	(4)	—	(24)	(22)	(19)
Total	$(4)	$—	$(4)	$—	$(4)	$—	$(24)	$25	$(16)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated prior service credit for the U.S. pension and other postretirement benefit plans that will be amortized from Accumulated Other Comprehensive Income into net periodic cost in 2015 is $4 million and $24 million, respectively.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	2014		2013		2012		2014	2013	2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.80%	3.10%	4.59%	4.18%	3.72%	4.16%	3.91%	4.75%	3.91%
Rate of compensation increase	3.50%	3.24%	3.50%	3.49%	3.50%	3.49%	3.50%	3.50%	3.50%
Health care cost trend
Initial							7.50%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2020	2020	2019
Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2014		2013		2012		2014	2013	2012
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.59%	4.18%	3.72%	4.16%	4.50%	5.06%	4.75%	3.91%	4.73%
Expected return on assets	7.83%	5.78%	7.98%	5.90%	8.12%	6.17%	3.75%	3.75%	3.75%
Rate of compensation increase	3.50%	3.49%	3.50%	3.49%	3.50%	3.65%	3.50%	3.50%	3.50%
Health care cost trend
Initial							8.00%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2020	2019	2018

A seven and one-half percent rate of increase in per capita cost of covered health care benefits is assumed for 2015.  The rate is assumed to decrease gradually to five percent in 2020 and remain at that level thereafter.  A one percent increase or decrease in health care cost trend would have had no material impact on the 2014 service and interest costs or the 2014 benefit obligation, because the Company's contributions for benefits are fixed.

The Company performed a five year experience study on assumptions for the U.S. plans in 2014 which included a review of the mortality tables. The Company uses the RP-2000 table with scale AA static improvement scale and no collar adjustment. As a result of the study, the Company will not change to the recently published RP-2014 table as the current RP-2000 table with scale AA more closely aligns with the Company's experience.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for the U.S. pension plans at December 31, 2014 and 2013 was $2.0 billion and $1.9 billion, respectively, while the fair value of plan assets at December 31, 2014 and 2013 for non-U.S. pension plans was $699 million and $658 million, respectively.  At December 31, 2014 and 2013, the expected weighted-average long-term rate of return on U.S pension plan assets was 7.78 percent and 7.83 percent, respectively.  The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 5.50 percent and 5.78 percent at December 31, 2014 and 2013, respectively.

The following charts reflect the fair value of the defined benefit pension plans assets as of December 31, 2014 and 2013.

(Dollars in millions)			Fair Value Measurements at December 31, 2014
Description	December 31, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$77	$19	$77	$19	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	662	11	—	—	662	11	—	—
Fixed Income (Non-U.S.)	—	278	—	—	—	278	—	—
Fixed Income (Global)	—	28	—	—	—	28	—	—
U.S. Treasury Securities	37	—	—	—	37	—	—	—
Public Equity Funds (3):
United States	509	31	—	—	509	31	—	—
Non-U.S.	348	48	—	—	348	48	—	—
Global	—	154	—	—	—	154	—	—
Other (4):
Private Equity, Real Estate Funds, and Other Alternative Investments	335	82	—	—	—	27	335	55
Multi-Asset Common Collective Trusts	—	48	—	—	—	48	—	—
Total	$1,968	$699	$77	$19	$1,556	$625	$335	$55

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

(3)
Public Equity Funds: The underlying equity investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

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

(3)
Public Equity Funds: The underlying equity investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date.

(4)
Other: The underlying investments in this category are held in private investment funds. These investments are valued based on the net asset value provided by the management of each private investment fund, adjusted as appropriate, for any lag between the date of the financial reports and the measurement date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the postretirement benefit plan assets as of December 31, 2014 and 2013. The postretirement benefit plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$6	$6	$—	$—
Debt (2):
Fixed Income (U.S.)	124	—	124	—
Fixed Income (Non-U.S.)	2	—	2	—
U.S. Treasury Securities	1	—	1	—
Total	$133	$6	$127	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2013
Description	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$12	$12	$—	$—
Debt (2):
Fixed Income (U.S.)	120	—	120	—
Fixed Income (Non-U.S.)	1	—	1	—
U.S. Treasury Securities	1	—	1	—
Total	$134	$12	$122	$—

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Pension Plans				Non-U.S. Pension Plans
(Dollars in millions)	Private Equity	Real Estate	Other Alternative Investments(1)	Total	Real Estate		Other Alternative Investments(1)	Total
Balance at December 31, 2012	$170	$119	$90	$379	$5		$22	$27
Distributions	(31)	(27)	(21)	(79)	—		—	—
Unrealized gains	20	5	6	31	—	—	2	2
Purchases, contributions, and other	18	4	9	31	(3)		1	(2)
Balance at December 31, 2013	177	101	84	362	2		25	27
Distributions	(40)	(29)	(17)	(86)	—		—	—
Unrealized gains	18	9	4	31	—	—	4	4
Purchases, contributions, and other	21	2	5	28	(2)		26	24
Balance at December 31, 2014	$176	$83	$76	$335	$—		$55	$55

(1)	U.S. primarily consists of natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts.

The following chart reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans for 2015 and the asset allocation at December 31, 2014 and 2013, by asset category. The postretirement benefit plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	Target Allocation	Plan Assets at December 31, 2014	Plan Assets at December 31, 2013	Target Allocation	Plan Assets at December 31, 2014	Plan Assets at December 31, 2013	Target Allocation	Plan Assets at December 31, 2014	Plan Assets at December 31, 2013
Asset category
Equity securities	47%	44%	51%	32%	34%	36%	—%	—%	—%
Debt securities	35%	39%	30%	48%	48%	49%	100%	100%	100%
Real estate	4%	4%	5%	2%	2%	2%	—%	—%	—%
Other investments (1)	14%	13%	14%	18%	16%	13%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	U.S. primarily consists of private equity and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts and alternative investments.

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

In December 2014, as part of its acquisition of Taminco, the Company assumed Taminco's non-U.S. defined benefit pension plans in Belgium and Finland. The pension plans' assets consist of guaranteed investment contracts with an insurance company.
The Company also assumed Taminco's U.S. postretirement benefit plan which has no plan assets.

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's defined benefit pension and other postretirement benefit plans. The Solutia defined benefit pension plans adhere to the Company's defined benefit plan investment strategy. The Solutia defined benefit pension plans also utilize a dynamic de-risking strategy to shift from growth assets to liability matching assets as the plan's funded status improves. The investment strategy with respect to Solutia's other postretirement benefits plan is to invest in an intermediate-term, well diversified, high quality investment instruments, with a primary objective of capital preservation.

The expected rate of return for all plans was determined primarily by modeling the expected long-term rates of return for the categories of investments held by the plans and the targeted allocation percentage against various potential economic scenarios.

The Company funded its U.S. defined benefit pension plans in the amount of $120 million in both 2014 and 2013. For 2015, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Benefits expected to be paid from pension plans and benefits, net of participant contributions, expected to be paid for postretirement benefit obligations are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2015	$207	$20	$60
2016	193	21	60
2017	197	22	59
2018	196	23	60
2019	195	24	61
2020-2024	883	138	311

12.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at December 31, 2014 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $309 million over a period of approximately 45 years.  Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment. Rental expense, net of sublease income, was $80 million, $73 million, and $61 million in 2014, 2013, and 2012, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The obligations described above, and long-term debt repayment obligations, are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Total
2015	$250	$51	$257	$256	$71	$885
2016	—	214	270	261	57	802
2017	998	251	271	238	43	1,801
2018	169	264	237	228	32	930
2019	250	461	220	217	21	1,169
2020 and beyond	4,641	—	2,117	835	85	7,678
Total	$6,308	$1,241	$3,372	$2,035	$309	$13,265

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.  Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at December 31, 2014 totaled $121 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms between 1 and 30 years with maximum potential future payments of approximately $29 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

13.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies".  The Company's total reserve for environmental contingencies was $345 million and $368 million at December 31, 2014 and 2013, respectively.  At December 31, 2014 and 2013, this reserve included $10 million and $9 million, respectively, related to sites previously closed and impaired by Eastman, as well as sites that have been divested by Eastman but for which the Company retains the environmental liability.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $324 million to the maximum of $548 million and from the minimum or best estimate of $341 million to the maximum of $581 million at December 31, 2014 and 2013, respectively.  The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both December 31, 2014 and 2013.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs were $21 million and $27 million at December 31, 2014 and 2013, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded as current and long-term liabilities in the Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other (income) charges, net, and are summarized below:

(Dollars in millions)
Balance at December 31, 2013	$341
Assumed remediation reserve from acquisitions	2
Changes in estimates recorded to earnings and other	8
Cash reductions	(27)
Balance at December 31, 2014	$324

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2014	2013
Environmental contingent liabilities, current	$35	$40
Environmental contingent liabilities, long-term	310	328
Total	$345	$368

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $64 million had been paid for costs at the Shared Sites as of December 31, 2014. As of December 31, 2014, an additional $212 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense. The Company's cash expenditures related to environmental protection and improvement were $319 million, $285 million, and $262 million in 2014, 2013, and 2012, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $79 million and $53 million in expenditures for engineering and construction in 2014 and 2013, respectively.

The Company also has contractual obligations that include asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of December 31, 2014.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2014, 2013, and 2012 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2011	2	900	2,760	138	(1,930)	1,870	31	1,901
Net Earnings	—	—	437	—	—	437	7	444
Cash Dividends (1)	—	—	(159)	—	—	(159)	—	(159)
Other Comprehensive Income	—	—	—	(15)	—	(15)	—	(15)
Share-Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	40	—	—	—	40	—	40
Shares Issued for Business Combination	—	730	—	—	—	730	—	730
Other (3)	—	14	—	—	1	15	—	15
Share Repurchase	—	—	—	—	—	—	50	50
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	1,165	—	—	1,165	7	1,172
Cash Dividends (1)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income	—	—	—	48	—	48	—	48
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	12	—	—	—	12	—	12
Shares Issued for Business Combination	—	16	—	—	—	16	—	16
Other (3)	—	2	—	—	—	2	—	2
Share Repurchase	—	—	—	—	(238)	(238)	—	(238)
Distributions to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875
Net Earnings	—	—	751	—	—	751	6	757
Cash Dividends (1)	—	—	(218)	—	—	(218)	—	(218)
Other Comprehensive Income	—	—	—	(448)	—	(448)	—	(448)
Share-Based Compensation Expense (2)	—	28	—	—	—	28	—	28
Stock Option Exercises	—	13	—	—	—	13	—	13
Shares Issued for Business Combination	—	—	—	—	—	—	—	—
Other (3)	—	(2)	—	—	—	(2)	(1)	(3)
Share Repurchase	—	—	—	—	(410)	(410)	—	(410)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2014	2	1,817	4,545	(277)	(2,577)	3,510	80	3,590

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends per share of $1.45 in 2014, $1.25 in 2013, and $1.08 in 2012.

On July 2, 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expired on February 27, 2013. For more information, see Note 2, "Acquisitions". There were no warrants outstanding as of December 31, 2013.

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

The additions to paid-in capital in both 2014 and 2013 are primarily for compensation expense of equity awards and employee stock option exercises. The additions in 2012 are primarily for shares issued as part of the acquisition of Solutia and employee stock option exercises and compensation expense of equity awards.

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in August 2013, acquiring a total of 6,141,999 shares. In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in March 2014, acquiring a total of 3,840,949 shares.  In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of December 31, 2014, a total of 2,933,029 shares have been repurchased under this authorization for a total of $250 million.  During 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million. During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million. The Company did not repurchase any shares of common stock during 2012.

The Company's charitable foundation held 50,798 shares of the Company's common stock at both December 31, 2014 and 2013 and 60,845 shares at December 31, 2012 which are included in treasury stock.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for continuing operations:

	For years ended December 31,
(In millions, except per share amounts)	2014	2013	2012
Numerator
Earnings attributable to Eastman stockholders:
Earnings from continuing operations, net of tax	$749	$1,165	$436

Denominator
Weighted average shares used for basic EPS	149.5	154.0	145.5
Dilutive effect of stock options and other award plans	1.6	2.5	3.6
Weighted average shares used for diluted EPS	151.1	156.5	149.1

EPS from continuing operations (1)
Basic	$5.01	$7.57	$2.99
Diluted	$4.95	$7.44	$2.92

(1)	Earnings per share are calculated using whole dollars and shares.

Stock options excluded from the 2014 calculation of diluted earnings per share were 272,143 because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises. There were no stock options excluded from the 2013 calculation of diluted earnings per share. For 2012, the only shares excluded from the computation of diluted earnings per share were 536,803 shares then issuable upon exercise of the warrants issued in the Solutia acquisition.

	For years ended December 31,
Shares of common stock issued (1)	2014	2013	2012

Balance at beginning of year	215,131,237	213,406,523	196,455,131
Issued for employee compensation and benefit plans	1,125,734	1,455,030	2,263,783
Issued for Solutia acquisition and related warrants	—	269,684	14,687,609
Balance at end of year	216,256,971	215,131,237	213,406,523

(1)	Includes shares held in treasury.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2012	105	65	(46)	(1)	123
Period change	28	13	7	—	48
Balance at December 31, 2013	133	78	(39)	(1)	171
Period change	(201)	(17)	(230)	—	(448)
Balance at December 31, 2014	(68)	61	(269)	(1)	(277)

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

Components of other comprehensive income recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2014		2013		2012
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(201)	$(201)	$27	$28	$42	$41
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	47	29	3	2
Amortization of unrecognized prior service credits included in net periodic costs	(28)	(17)	(26)	(16)	(23)	(15)
Change in defined benefit pension and other postretirement benefit plans	(28)	(17)	21	13	(20)	(13)
Derivatives and hedging:
Unrealized (loss) gain	(371)	(230)	10	6	(59)	(36)
Reclassification adjustment for gains included in net income	—	—	2	1	(11)	(7)
Change in derivatives and hedging	(371)	(230)	12	7	(70)	(43)
Total other comprehensive income (loss)	$(600)	$(448)	$60	$48	$(48)	$(15)

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivatives".

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Components of asset impairments and restructuring charges (gains), net, are presented below:

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Fixed asset impairments	$28	$28	$41
Gain on sale	(7)	—	—
Intangible asset and goodwill impairments	24	—	5
Severance charges	13	27	33
Site closure and restructuring charges	19	21	41
Total	$77	$76	$120

2014

In 2014, there were net asset impairments and restructuring charges of $77 million.

In 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for costs of the closure of a Crystex® R&D facility in France.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to the estimated fair value. This impairment resulted from a decrease in projected revenue since the tradename was acquired from Solutia in 2012. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

In addition, during 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a restructuring charge of $5 million to previously recognized asset impairments and restructuring charges.

During 2014, the Company recognized gains from the sales of previously impaired assets at the former Photovoltaics production facility in Germany and a former polymers production facility in China of $5 million and $2 million, respectively.

In 2014, charges in the AM segment included $10 million of asset impairments, including intangible assets, and $2 million of restructuring charges primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. 2014 also included $5 million of restructuring charges for severance associated with the integration of the acquired Solutia businesses.

2013

In 2013, there were $76 million in asset impairments and restructuring charges and gains, net, including $23 million of restructuring charges primarily for severance associated with the integration of Solutia. For additional information related to the acquisition of Solutia, see Note 2, "Acquisitions".

During 2013, management decided not to continue its Perennial Wood™ growth initiative. This resulted in asset impairment charges of $16 million and restructuring charges of $14 million primarily for inventory and contract termination costs. Also during fourth quarter 2013, management decided to terminate efforts to develop a continuous resin process in Kuantan, Malaysia and Antwerp, Belgium.  This resulted in asset impairment charges of $4 million.

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

In addition, during 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a reduction of $4 million to previously recorded asset impairments and restructuring charges.

2012

In 2012, there were $120 million in asset impairments and restructuring charges and gains, net.

During 2012, the Company terminated an operating agreement at the acquired Solutia facility in São Jose dos Campos, Brazil, which resulted in asset impairments and restructuring charges of $35 million. Restructuring charges for the shutdown of manufacturing activities at this site included contract termination costs for severance and other required costs under the operating agreement.  Additionally, the Company recorded asset impairments for long-lived assets at the site, based on fair value indicators.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the Company ceased R&D activities for renewable chemicals at a site it acquired in 2011, resulting in asset impairments and restructuring charges of $4 million.

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

During 2012, management decided to cease production of certain products in its Perennial Wood™ growth initiative.  As a result, a restructuring charge of $17 million was recognized for inventory costs in excess of recoverable value on these certain product lines and to accrue for losses on take-or-pay contracts with third parties.  An analysis was performed to determine what, if any, impairment may be required for the associated fixed assets.  Based on the expected life of the assets and intended uses within the Company's continuing acetylation initiatives, there was no impairment.

The Company also recognized asset impairments related to land retained from the previously discontinued industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million.

	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2014
Noncash charges	$—	$52	$(52)	$—	$—
Severance costs	22	13	—	(22)	13
Site closure & restructuring costs	14	12	(4)	(7)	15
Total	$36	$77	$(56)	$(29)	$28

	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2013
Noncash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure & restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2012
Noncash charges	$—	$43	$(43)	$—	$—
Severance costs	2	34	—	(32)	4
Site closure & restructuring costs	—	43	(20)	(2)	21
Total	$2	$120	$(63)	$(34)	$25

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Foreign exchange transaction (gains) losses, net	$(7)	$7	$(4)
Acquisition pre-close financing costs	10	—	23
(Income) loss from equity investments and other investment (gains) losses, net	(13)	(5)	(9)
Other, net	(5)	1	(2)
Other (income) charges, net	$(15)	$3	$8

Included in other (income) charges, net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and certain litigation costs and earnings.  Acquisition pre-close financing costs recognized in "Other (Income) Charges, Net" during 2014 were Taminco acquisition borrowing fees and during 2012 were Solutia acquisition borrowings fees.

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

Director Stock Compensation Subplan

Eastman's 2013 Director Stock Compensation Subplan ("Directors' Subplan"), a component of the 2012 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2012 Omnibus Plan.  The Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors.  Restricted shares awarded under the Directors' Subplan are subject to the same terms and conditions of the 2012 Omnibus Plan.  The Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 10 million shares authorized under the 2012 Omnibus Plan.  Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

General

The Company is authorized by the Board of Directors under the 2012 Omnibus Plan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require settlement by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants.  Shares of unrestricted common stock owned by non-employee directors are not withheld or acquired to satisfy the withholding obligation related to their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay the exercise price of stock options in accordance with the terms and conditions of their awards.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For 2014, 2013, and 2012, total share-based compensation expense (before tax) of approximately $28 million, $40 million, and $28 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $4 million, $5 million, and $2 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice.  For 2014 and 2013, approximately $1 million and $3 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under the Directors' Subplan and predecessor plans and by the Compensation and Management Development Committee of the Board of Directors under the 2012 Omnibus Plan and predecessor plans to employees.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term of options is 10 years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2014 and 2013 are provided in the table below. There were no stock options granted in 2012.

Assumptions	2014	2013
Expected volatility rate	25.82%	34.90%
Expected dividend yield	1.70%	1.97%
Average risk-free interest rate	1.44%	0.77%
Expected forfeiture rate	0.75%	0.75%
Expected term years	4.7	5.0

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2014, 2013, and 2012 is presented below:

	2014		2013		2012
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	2,359,100	$39	2,480,100	$33	3,974,400	$30
Granted	272,100	86	317,900	70	—	—
Exercised	(419,300)	31	(436,500)	28	(1,486,300)	27
Cancelled, forfeited, or expired	(2,100)	55	(2,400)	15	(8,000)	19
Outstanding at end of year	2,209,800	$46	2,359,100	$39	2,480,100	$33
Options exercisable at year-end	1,726,800		1,862,000		1,912,400
Available for grant at end of year	7,271,093		8,454,854		9,808,610

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2014	Weighted-Average Exercise Price
$18-$29	436,400	4.2	$28	436,400	$28
$30-$34	310,400	2.3	32	310,400	32
$35-$40	876,200	6.3	39	876,200	39
$41-$87	586,800	8.7	77	103,800	70
	2,209,800	6.0	$46	1,726,800	$37

The range of exercise prices of options outstanding at December 31, 2014 is approximately $18 to $87 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2014 is $69 million and $68 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2014 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2014 is 5.2 years.

The weighted average fair value of options granted during 2014 and 2013 was $17.12 and $17.92, respectively.  There were no options granted in 2012. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $22 million, $21 million, and $43 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totaled $13 million and $7 million, respectively, for 2014, $12 million and $6 million, respectively, for 2013, and $40 million and $14 million, respectively, for 2012.  The total fair value of shares vested during the years ended December 31, 2014, 2013, and 2012 was $4 million, $3 million, and $5 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2014 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2014	497,100	$14.80
Granted	272,100	17.12
Vested	(284,100)	12.49
Forfeited	(2,100)	13.94
Nonvested options at December 31, 2014	483,000	$17.47

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For nonvested options at December 31, 2014, approximately $3 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance share awards, restricted stock awards, and SARs.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2014-2016, 2013-2015, and 2012-2014 periods were 285 thousand, 270 thousand, and 338 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2014, 2013, and 2012 were 144 thousand, 146 thousand, and 84 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years.  The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2014, 2013, and 2012 was approximately $24 million, $35 million, and $26 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2014 was approximately $35 million and will be recognized primarily over a period of two years.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Current assets	$(12)	$(56)	$(23)
Other assets	45	102	53
Current liabilities	(88)	(26)	(1)
Long-term liabilities	16	(191)	(71)
Total	$(39)	$(171)	$(42)

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$184	$186	$125
Income taxes	152	224	137
Non-cash investing and financing activities:
Outstanding trade payables related to capital expenditures	19	28	—
(Gain) loss from equity investments	(13)	(4)	(8)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI").

In the AFP segment, the Company manufactures chemicals for products in the coatings and tire industries in transportation, building and construction, durable goods, and consumables markets. This segment also contains the recently acquired Taminco specialty amines and crop protection businesses which primarily serve the personal care and agriculture markets. The products Eastman manufactures for the coatings industry can be broadly classified as solvents, which include specialty coalescents and ketones and esters, glycol ethers, and alcohol solvents; and polymers, which include cellulose and polyester-based specialty polymers and paint additives. Products for the tires industry are classified into three main product groups: insoluble sulfur products, which are vulcanizing agents principally marketed under the Crystex® brand; antidegradants, principally marketed under the Santoflex® brand; and hydrocarbon resins. The specialty amines business includes product lines that consist of specialty intermediates, performance products, and formic acid. The crop protection business consists of alkylamine derivatives product lines. Coatings industry and other formulated products sales accounted for 66 percent, 66 percent, and 80 percent of the AFP segment's total sales for 2014, 2013, and 2012 respectively. Tires industry sales accounted for 31 percent, 34 percent and 20 percent of the AFP segment's total sales for 2014, 2013 and 2012, respectively. The recently acquired specialty amines and crop protection businesses are included in December 2014 sales revenue and account for approximately 3 percent of total sales in 2014.

In the A&P segment, the Company manufactures adhesives resins and plasticizers which are used in the manufacture of products sold into the consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. The adhesives resins product line consists of hydrocarbon resins such as Regalite™ and Eastotac™; non-hydrogenated hydrocarbons resins such as Piccotac™; and rosins such as Eastoflex™. The plasticizers product line consists of a unique set of primary non-phthalate plasticizers such as Eastman 168™, and a range of niche non-phthalate plasticizers such as Benzoflex™ and Eastman TXIB™. Adhesives resins accounted for 53 percent, 52 percent, and 55 percent of the A&P segment's total sales for 2014, 2013, and 2012, respectively. Plasticizers accounted for 47 percent, 48 percent, and 45 percent of the A&P segment's total sales for 2014, 2013, and 2012, respectively.

In the AM segment, the Company produces and markets specialty copolyesters, cellulose esters, interlayers, and aftermarket window film products that possess differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness products. The specialty plastics product line consists of two primary products: specialty copolyesters and cellulose esters. The interlayers product line includes specialty intermediate polyvinyl butyral ("PVB") sheet and resins. PVB is a specialty resin used in the production of laminated safety glass sheet used in automotive and architectural applications. The performance films product line primarily consists of window film products, which are aftermarket applied films to enhance the characteristics and functional performance of automotive and architectural glass. Eastman's specialty plastics product line accounted for 54 percent, 53 percent, and 69 percent of the AM segment's total sales for 2014, 2013, and 2012, respectively. The interlayers product line accounted for 34 percent, 34 percent, and 23 percent of the AM segment's total sales for 2014, 2013, and 2012, respectively. The performance films product line accounted for 12 percent, 13 percent, and 8 percent of the AM segment's total sales for 2014, 2013, and 2012, respectively. The performance films product line includes the recently acquired Commonwealth in December 2014 total sales.

In the Fibers segment, the Company manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers for use primarily in manufacture of cigarette filters; Estron™ natural (undyed) and Chromspun™ solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Acetate tow accounted for 79 percent, 83 percent, and 86 percent of the Fibers segment total sales revenue in 2014, 2013, and 2012, respectively, with the remainder of sales from other product lines, including acetate yarn and acetyl chemical products.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the SFI segment, the Company leverages large scale and vertical integration from the acetyl and olefins streams and the recently acquired alkylamine stream and proprietary manufacturing technology for specialty fluids to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemical; and that are used internally by other segments of the Company. In the chemical intermediates product line, the Company produces oxo alcohols and derivatives, acetic acid and derivatives and acetic anhydride. In the other intermediate product line, the Company produces olefin, chemical intermediates, and polymer intermediates. In the specialty fluids product line, the Company produces Therminol® heat transfer fluids and Skydrol® brand aviation hydraulic fluids. The recently acquired functional amines product lines include methylamines and salts, and higher amines and solvents. Chemical intermediates accounted for 50 percent, 48 percent, and 51 percent of the SFI segment's total sales for 2014, 2013, and 2012, respectively. Sales for other intermediate products accounted for 35 percent, 39 percent, and 42 percent of the SFI segment's total sales for 2014, 2013, and 2012, respectively. Specialty fluids accounted for 14 percent, 13 percent, and 7 percent of the SFI segment's total sales for 2014, 2013, and 2012, respectively. The recently acquired functional amines business is included in December 2014 sales revenue and accounts for approximately 1 percent of total sales in 2014.

The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and reduced environmental impact. An example of such an initiative is the Eastman™ microfiber technology platform which leverages the Company's core competency in polymers chemistry, spinning capability, and in-house application expertise, for use in high purity air filtration, liquid filtration, and energy storage media, with opportunities for future growth in nonwoven and textile applications. The acquisition of Knowlton Technologies is expected to accelerate the Eastman™ microfiber technology platform innovation.

Sales revenue and expense for the Eastman™ microfiber technology platform growth initiative are shown in the tables below as "other" sales revenue and operating loss. R&D, pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are shown in the tables below as "other" operating earnings (loss).

Included in 2014 "other" was sales revenue from the acquired Knowlton business, part of the Eastman™ microfibers technology platform. Included in 2013 and 2012 "other" sales revenue were the Perennial Wood™ growth initiative and the Photovoltaics product line acquired from Solutia in 2012. There was no sales revenue related to Perennial Wood™ included in 2014 as a result of decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative.

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Sales by Segment
Additives & Functional Products	$1,821	$1,719	$1,332
Adhesives & Plasticizers	1,363	1,326	1,432
Advanced Materials	2,378	2,349	1,694
Fibers	1,457	1,441	1,315
Specialty Fluids & Intermediates	2,490	2,497	2,318
Total Sales by Segment	$9,509	$9,332	$8,091
Other	18	18	11
Total Sales	$9,527	$9,350	$8,102

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Operating Earnings (Loss)
Additives & Functional Products (1)(2)(3)(4)(5)(6)	$329	$405	$285
Adhesives & Plasticizers (6)	196	172	260
Advanced Materials (4)(5)(6)(7)	276	257	84
Fibers (6)	474	462	385
Specialty Fluids & Intermediates (4)(5)(6)(8)	289	363	288
Total Operating Earnings by Segment	1,564	1,659	1,302
Other (9)
Growth initiatives and businesses not allocated to segments (10)(11)(12)	(58)	(132)	(132)
Pension and other postretirement benefit costs not allocated to operating segments (13)	(293)	394	(294)
Transaction, integration, and restructuring costs related to acquisitions (14)(15)(16)	(51)	(59)	(76)
Total Operating Earnings	$1,162	$1,862	$800
The footnotes below describe the primary items impacting non-GAAP earnings.

(1)	Included in 2014 earnings are asset impairments and restructuring charges of $42 million for costs of the closure of a Crystex® R&D facility in France.

(2)	Included in 2014 earnings is a $22 million asset impairment of the Crystex® tradename.

(3)
As required by purchase accounting, acquired Taminco business inventories were marked to fair value. Included in 2014 earnings are additional costs of these inventories. Approximately $7 million were sold in 2014 resulting in an increase in cost of sales.

(4)	Included in 2012 earnings are additional costs of $21 million, $41 million, and $17 million in the AFP, AM, and SFI segments, respectively, of acquired Solutia inventories.

(5)
Included in 2012 were asset impairments and restructuring charges of $8 million, $24 million, and $3 million in the AFP, AM, and SFI segments, respectively, for the fourth quarter termination of an operating agreement at the acquired Solutia manufacturing facility in São Jose Dos Campos, Brazil and related manufacturing facility closure costs.

(6)
Included in 2012 were asset impairments and restructuring charges of $3 million, $3 million, $5 million, $3 million, and $6 million in the AFP, A&P, AM, Fibers, and SFI segments, respectively, primarily related to discontinuance of a project to modify existing utility assets in order to meet requirements of enacted environmental regulations controlling air emissions from boilers.

(7)
Included in 2014 earnings are asset impairments, including intangible assets, and restructuring charges of $12 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line.

(8)
As required by purchase accounting, acquired Taminco and aviation turbine oil business inventories were marked to fair value. Included in 2014 earnings are additional costs of these inventories. Approximately $8 million from the acquired Taminco business and approximately $8 million from the acquired aviation turbine oil business inventories were sold in 2014, resulting in an increase in cost of sales.

(9)
R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results and are shown as "other" operating earnings (loss).

(10)
Businesses not allocated to segments in 2014 include Eastman™ microfiber technology platform. Businesses not allocated to segments in 2013 included the Perennial Wood™ growth initiative and Photovoltaics product line, both of which ceased production in the second half of 2013.

(11)	Included in 2014 earnings is a $6 million gain on sales of previously impaired assets at the former Photovoltaics production facility in Germany.

(12)
Included in 2013 are asset impairment and restructuring charges of $30 million for management's decision not to continue its Perennial Wood™ growth initiative and $14 million for the shut-down of the Photovoltaics product line primarily in Germany. Operating earnings in 2012 included restructuring charges of $17 million for inventory costs in excess of recoverable value of certain Perennial Wood™ product lines and to accrue for losses on take-or-pay contracts with third parties.

(13)
Included in 2014 earnings are MTM pension and other postretirement benefit plans losses of $304 million. Included in 2013 earnings are MTM pension and other postretirement benefit plans gains of $297 million and an MTM other postretirement benefit plan gain of $86 million for a change in benefits. Included in 2012 earnings are MTM pension and other postretirement benefit plans losses of $276 million. See Note 11, "Retirement Plans."

(14)	Included in 2014 earnings are transaction costs of $22 million for the acquisitions of Taminco, Commonwealth, the aviation turbine oil business from BP plc, and Knowlton.

(15)
Included in 2014 earnings are integration costs of $24 million for Solutia, the aviation turbine oil businesses, Commonwealth, Taminco, and Knowlton. Included in 2013 earnings are integration costs of $36 million for the acquired Solutia businesses.

(16)
Included in 2014 and 2013 earnings are restructuring charges of $5 million and $23 million, respectively, primarily for severance associated with the continued integration of the acquired Solutia businesses. Operating earnings in 2012 included restructuring charges $32 million primarily for severance related to the acquisition and integration of Solutia.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For more information about asset impairments and restructuring charges included in operating earnings, see Note 16, "Asset Impairments and Restructuring Charges, Net".

	December 31,
(Dollars in millions)	2014	2013
Assets by Segment (1)
Additives & Functional Products	$4,900	$2,940
Adhesives & Plasticizers	1,011	996
Advanced Materials	4,235	3,807
Fibers	986	974
Specialty Fluids & Intermediates	3,710	2,054
Total Assets by Segment	14,842	10,771
Corporate Assets	1,230	1,074
Total Assets	$16,072	$11,845

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$104	$95	$63
Adhesives & Plasticizers	43	45	46
Advanced Materials	143	144	109
Fibers	66	65	66
Specialty Fluids & Intermediates	92	80	72
Total Depreciation and Amortization Expense by Segment	448	429	356
Other	2	4	4
Total Depreciation and Amortization Expense	$450	$433	$360

	For years ended December 31,
(Dollars in millions)	2014	2013	2012
Capital Expenditures by Segment
Additives & Functional Products	$111	$74	$70
Adhesives & Plasticizers	57	56	51
Advanced Materials	176	170	153
Fibers	53	65	52
Specialty Fluids & Intermediates	188	113	128
Total Capital Expenditures by Segment	585	478	454
Other	8	5	11
Total Capital Expenditures	$593	$483	$465

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	For years ended December 31,
Geographic Information	2014	2013	2012
Sales
United States	$4,162	$4,140	$3,831
All foreign countries	5,365	5,210	4,271
Total	$9,527	$9,350	$8,102

	December 31,
	2014	2013	2012
Net properties
United States	$3,753	$3,247	$3,172
All foreign countries	1,334	1,043	1,009
Total	$5,087	$4,290	$4,181

21.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Sales	$2,305	$2,460	$2,413	$2,349
Gross profit	595	657	636	333
Asset impairments and restructuring charges (gains), net	13	(7)	71	—
Net earnings attributable to Eastman	233	292	210	16
Net earnings per share attributable to Eastman(1)
Basic	$1.54	$1.96	$1.41	$0.11
Diluted	1.52	1.93	1.39	0.11

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Sales	$2,307	$2,440	$2,338	$2,265
Gross profit	616	677	689	794
Asset impairments and restructuring charges (gains), net	3	18	3	52
Net earnings attributable to Eastman	247	264	308	346
Net earnings per share attributable to Eastman(1)
Basic	$1.60	$1.71	$2.00	$2.26
Diluted	1.57	1.69	1.97	2.22

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

22.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
	Balance at January 1, 2014	Charges (Credits) to Cost and Expense	Charges to Other Accounts	Deductions	Balance at December 31, 2014
Reserve for:
Doubtful accounts and returns	$12	$1	$—	$3	$10
LIFO inventory	506	(44)	—	—	462
Non-environmental asset retirement obligations	—	—	44	—	44
Environmental contingencies	368	2	2	27	345
Deferred tax valuation allowance	204	(6)	66	—	264
	$1,090	$(47)	$112	$30	$1,125

		Additions
	Balance at January 1, 2013	Charges (Credits) to Cost and Expense	Charges to Other Accounts	Deductions	Balance at December 31, 2013
Reserve for:
Doubtful accounts and returns	$8	$5	$—	$1	$12
LIFO inventory	505	1	—	—	506
Environmental contingencies	394	4	1	31	368
Deferred tax valuation allowance	215	—	—	11	204
	$1,122	$10	$1	$43	$1,090

(Dollars in millions)		Additions
	Balance at January 1, 2012	Charges (Credits) to Cost and Expense	Charges to Other Accounts	Deductions	Balance at December 31, 2012
Reserve for:
Doubtful accounts and returns	$8	$2	$—	$2	$8
LIFO inventory	590	(85)	—	—	505
Environmental contingencies	39	2	370	17	394
Deferred tax valuation allowance	42	—	173	—	215
	$679	$(81)	$543	$19	$1,122

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

23.	RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance for discontinued operations. The amendments improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on any entity's operations and financial results. Examples of a strategic shift that has (or will have) a major effect on an entity's operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. The amendments require an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the assets and liability sections, respectively, of the statement of financial position. In addition to enhanced disclosures for discontinued operations, disclosures are required for disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. This guidance is effective prospectively for reporting periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's future accounting for any discontinued operations or its financial position or results of operations.

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact this new guidance is expected to have on the Company's financial position or results of operations and related disclosures.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Eastman Chemical Company ("Eastman" or the "Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2014, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2014 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2014.

Management has elected to exclude the non-integrated Taminco Corporation and Commonwealth Laminating and Coating, Inc. 2014 acquisitions from its assessment of internal control over financial reporting during the year of acquisition. The assets acquired in 2014 represented 25 percent of the Company's consolidated total assets as of December 31, 2014 and sales represented one percent of the Company's consolidated sales for the year ended December 31, 2014.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting. The Company continues its integration of the acquired Taminco and Commonwealth businesses.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2015 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company.  The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2015 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2015 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2012 Omnibus Stock Compensation Plan, and the 2002 Director Long-Term Compensation Plan.  Although stock and stock-based awards are still outstanding under the 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2002 Director Long-Term Compensation Plan, and the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2012 Omnibus Stock Compensation Plan and the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2014 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,209,800	(1)	$46	7,271,093	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	2,209,800		$46	7,271,093

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2002 and 2007 Omnibus Long-Term Compensation Plans; the 2002 Director Long-Term Compensation Plan; the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, and the 2012 Omnibus Stock Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2012 Omnibus Stock Compensation Plan, including the 2013 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2015 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 3 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2015 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 27, 2015
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Executive Vice President and	February 27, 2015
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Finance and	February 27, 2015
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 27, 2015
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 27, 2015
Gary E. Anderson

/s/ Brett D. Begemann	Director	February 27, 2015
Brett D. Begemann

/s/ Michael P. Connors	Director	February 27, 2015
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 27, 2015
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 27, 2015
Robert M. Hernandez

/s/ Julie F. Holder	Director	February 27, 2015
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 27, 2015
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 27, 2015
Lewis M. Kling

/s/ David W. Raisbeck	Director	February 27, 2015
David W. Raisbeck

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company	151

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

4.09	Form of 5.500% Note due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Note due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.16	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.17	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.18	Form of 3.80% Note due 2025 (replaces and corrects Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 20, 2014)	161

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
10.01
Accounts Receivable Securitization Agreement dated July 9, 2008 (amended February 18, 2009, July 9, 2009, July 7, 2010, January 31, 2011, July 6, 2011, April 30, 2012, August 1, 2013, and August 29, 2014), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.02
Second Amended and Restated Five-Year Credit Agreement, dated as of October 9, 2014, among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014)

10.03	Five-Year Senior Term Loan Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 9, 2014)

10.04
Amended and Restated Non-Recourse Accounts Receivable Purchase Agreement(incorporated herein by reference to Exhibit 10.8 to Taminco Corporation Amendment No. 1 to Registration Statement on Form S-1, File No. 333-185244, filed with the SEC January 18, 2013)

10.05**	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.06**	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.07**	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.08**	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.09**	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

10.10**
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

10.11**
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.12**
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.13**	Amended and Restated Eastman Executive Deferred Compensation Plan	170

10.14**	Amended and Restated Eastman Directors' Deferred Compensation Plan	184

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
10.15**
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.16**
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.17**
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.18**
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

10.19**	1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.20**	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.21**
Forms of Performance Share Awards to Executive Officers (2012 – 2014 Performance Period) (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.22**
Forms of Performance Share Awards to Executive Officers (2013 – 2015 Performance Period) (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.23**
Forms of Performance Share Awards to Executive Officers (2014 – 2016 Performance Period) (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.24**	Forms of Performance Share Awards to Executive Officers (2015 – 2017 Performance Period)	196

10.25**
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.26**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2014 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 4, 2013)

10.27**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2015 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 3, 2014)

10.28**	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement)

10.29**
2012 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.06 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
	Description
10.30**
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.31**
2013 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.32**	Eastman Chemical Company Executive Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated February 3, 2015)

10.33**	Form of Restricted Stock Unit Award to Curtis E. Espeland on January 1, 2015	219

10.34**	Form of Restricted Stock Unit Award to David A. Golden and one other Executive Officer on February 18, 2015	221

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	223

21.01	Subsidiaries of the Company	224

23.01	Consent of Independent Registered Public Accounting Firm	229

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2014	230

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2014	231

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2014	232

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2014	233

99.01	Product and Raw Material Information	234

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith.  The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.