Form 10-Q
period 2015-03-31
EASTMAN CHEMICAL CO
filed 2015-05-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2015
Common Stock, par value $0.01 per share	148,658,115
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

5.	Other Information	46

6.	Exhibits	46

SIGNATURES

Signatures	47

EXHIBIT INDEX

Exhibit Index	48

FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Risk Factors" in Item 2 of this Quarterly Report.

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2015	2014
Sales	$2,443	$2,305
Cost of sales	1,787	1,710
Gross profit	656	595
Selling, general and administrative expenses	180	168
Research and development expenses	56	53
Asset impairments and restructuring charges, net	109	13
Operating earnings	311	361
Net interest expense	66	42
Other (income) charges, net	(11)	(3)
Earnings before income taxes	256	322
Provision for income taxes	84	88
Net earnings	$172	$234
Less: Net earnings attributable to noncontrolling interest	1	1
Net earnings attributable to Eastman	$171	$233

Basic earnings per share attributable to Eastman	$1.15	$1.54
Diluted earnings per share attributable to Eastman	$1.14	$1.52

Comprehensive Income
Net earnings including noncontrolling interest	$172	$234
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(212)	4
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(4)
Derivatives and hedging:
Unrealized gain during period	55	—
Reclassification adjustment for (gain) loss included in net income	(3)	(3)
Total other comprehensive income (loss), net of tax	(164)	(3)
Comprehensive income including noncontrolling interest	8	231
Comprehensive income attributable to noncontrolling interest	1	1
Comprehensive income attributable to Eastman	$7	$230
Retained Earnings
Retained earnings at beginning of period	$4,545	$4,012
Net earnings attributable to Eastman	171	233
Cash dividends declared	(60)	(54)
Retained earnings at end of period	$4,656	$4,191

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$196	$214
Trade receivables, net	998	936
Miscellaneous receivables	218	264
Inventories	1,447	1,509
Other current assets	307	250
Total current assets	3,166	3,173
Properties
Properties and equipment at cost	10,885	11,026
Less: Accumulated depreciation	5,928	5,939
Net properties	4,957	5,087
Goodwill	4,419	4,486
Intangible assets, net of accumulated amortization	2,821	2,905
Other noncurrent assets	471	421
Total assets	$15,834	$16,072
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,413	$1,721
Borrowings due within one year	351	301
Total current liabilities	1,764	2,022
Long-term borrowings	7,293	7,248
Deferred income tax liabilities	1,023	946
Post-employment obligations	1,488	1,498
Other long-term liabilities	744	768
Total liabilities	12,312	12,482
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,637,630 and 216,256,971 for 2015 and 2014, respectively)	2	2
Additional paid-in capital	1,829	1,817
Retained earnings	4,656	4,545
Accumulated other comprehensive loss	(441)	(277)
	6,046	6,087
Less: Treasury stock at cost (68,030,313 shares for 2015 and 67,660,313 shares for 2014)	2,603	2,577
Total Eastman stockholders' equity	3,443	3,510
Noncontrolling interest	79	80
Total equity	3,522	3,590
Total liabilities and stockholders' equity	$15,834	$16,072

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2015	2014
Cash flows from operating activities
Net earnings	$172	$234
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	145	107
Asset impairment charges	89	8
Provision for deferred income taxes	16	32
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(91)	(118)
(Increase) decrease in inventories	21	(116)
Increase (decrease) in trade payables	(108)	(21)
Pension and other postretirement contributions (in excess of) less than expenses	(23)	(12)
Variable compensation (in excess of) less than expenses	(80)	(93)
Other items, net	(50)	(51)
Net cash provided by (used in) operating activities	91	(30)
Cash flows from investing activities
Additions to properties and equipment	(125)	(122)
Proceeds from sale of assets	4	4
Additions to capitalized software	(1)	(1)
Net cash used in investing activities	(122)	(119)
Cash flows from financing activities
Net increase in commercial paper borrowings	93	257
Proceeds from borrowings	—	125
Dividends paid to stockholders	(59)	(53)
Treasury stock purchases	(26)	(260)
Dividends paid to noncontrolling interest	(2)	(3)
Proceeds from stock option exercises and other items, net	11	32
Net cash provided by financing activities	17	98
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	(18)	(52)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$196	$185

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2014 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The December 31, 2014 financial position data included herein was derived from the audited consolidated financial statements included in the 2014 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited consolidated financial statements are prepared in conformity with GAAP and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Off Balance Sheet Financing Arrangements

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco Corporation ("Taminco"). The non-recourse factoring facilities have a combined limit of $170 million (the U.S. Dollar equivalent of the €158 million commitment amount as of March 31, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of cumulative receivables sold in first quarter 2015 was $269 million. The total amount of cumulative receivables sold during the year ended December 31, 2014 since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $118 million and $105 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recorded. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

2.	ACQUISITIONS

Taminco Corporation

On December 5, 2014, the Company completed its acquisition of Taminco, a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. There has been no change to the preliminary purchase price allocation since disclosed in the Company's 2014 Annual Report on Form 10-K, see Note 2, "Acquisitions", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

In first quarter 2015, the Company recognized $4 million in integration and transaction costs related to the acquisition. In 2014, the Company recognized $15 million in transaction and integration costs, and $13 million in pre-close financing costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Commonwealth Laminating & Coating, Inc.

On December 11, 2014, the Company acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth") for a total cash purchase price of $438 million including the repayment of debt. There has been no change to the preliminary purchase price allocation since disclosed in the Company's 2014 Annual Report on Form 10-K, see Note 2, "Acquisitions", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first quarter 2015, the Company recognized $2 million in integration costs related to the acquisition. In 2014, the Company recognized $7 million in transaction and integration costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. In first quarter 2015, the remaining portion of these inventories was sold resulting in an increase in cost of sales of $7 million.

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2015	2014
At FIFO or average cost (approximates current cost)
Finished goods	$1,150	$1,130
Work in process	255	288
Raw materials and supplies	504	553
Total inventories	1,909	1,971
LIFO Reserve	(462)	(462)
Total inventories	$1,447	$1,509

Inventories valued on the LIFO method were approximately 55 percent at both March 31, 2015 and December 31, 2014.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2015	2014
Trade creditors	$705	$827
Derivative hedging liability	214	227
Accrued payrolls, vacation, and variable-incentive compensation	92	191
Other	402	476
Total payables and other current liabilities	$1,413	$1,721

Included in "Other" are certain accruals for interest payable, dividends payable, post-employment obligations, payroll deductions and employee benefits, accrued taxes, the current portion of environmental liabilities, and other payables and accruals.

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2015	2014
Provision for income taxes	$84	$88
Effective tax rate	33%	27%

The first quarter 2015 effective tax rate was negatively impacted by limited deductibility of costs for shutdown of the Workington, UK acetate tow manufacturing site.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2015	2014
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	999	998
6.30% notes due 2018	168	169
5.5% notes due 2019	250	250
2.7% notes due 2020	798	798
4.5% notes due 2021	250	250
3.6% notes due 2022	906	903
7 1/4% debentures due 2024	244	244
7 5/8% debentures due 2024	54	54
3.8% notes due 2025	796	796
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	877	877
Credit facilities and commercial paper borrowings	1,328	1,235
Capital leases	5	6
Total borrowings	7,644	7,549
Borrowings due within one year	351	301
Long-term borrowings	$7,293	$7,248

Credit Facility and Commercial Paper Borrowings

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of March 31, 2015, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.43 percent. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2015 the Company's commercial paper borrowings were $328 million with a weighted average interest rate of 0.56 percent. At December 31, 2014 the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

The Company also has a $250 million line of credit under its accounts receivable securitization agreement (the "A/R Facility"), expiring April 2017. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At March 31, 2015 and December 31, 2014 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $1,172 million and $1,265 million as of March 31, 2015 and December 31, 2014, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at March 31, 2015 and December 31, 2014 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings, which include the Term Loan Agreement, A/R Facility, commercial paper, and capital leases equals the carrying value and is classified as Level 2.

		Fair Value Measurements at March 31, 2015
(Dollars in millions)	Recorded Amount March 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,293	$7,733	$6,501	$1,232	$—

		Fair Value Measurements at December 31, 2014
(Dollars in millions)	Recorded Amount December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,248	$7,557	$6,366	$1,191	$—

7.	DERIVATIVES

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

For further information on hedging programs, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of March 31, 2015 and December 31, 2014, the total notional amount of the Company's interest rate swaps was $275 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)		Fair Value Measurement
Derivative Assets	Statement of Financial Position Location	March 31, 2015	December 31, 2014
Interest rate swap	Other noncurrent assets	$10	$5

Derivatives' Fair Value Hedging Relationships

	Three Months Ended
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		March 31, 2015	March 31, 2014
Interest rate swaps	Net interest expense	$4	$—

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

Total notional amounts	March 31, 2015	December 31, 2014

Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€732	€810
EUR/USD (in approximate USD equivalent)	$800	$1,000
JPY/USD (in JPY)	¥4,200	¥4,800
JPY/USD (in approximate USD equivalent)	$35	$40
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	8	14
Feedstock (in million barrels)	30	33
Feedstock (in thousand metric tons)	23	30
Energy (in million million british thermal units)	28	25
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	March 31, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Other current assets	$1	$2
Foreign exchange contracts	Other current assets	94	61
Foreign exchange contracts	Other noncurrent assets	124	71
		$219	$134

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	March 31, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$182	$193
Commodity contracts	Other long-term liabilities	253	289
Foreign exchange contracts	Payables and other current liabilities	7	10
Forward starting interest rate swap contracts	Other long-term liabilities	31	16
		$473	$508

Derivatives' Hedging Relationships

	First Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Commodity contracts	$5	$(2)	Sales	$2	$—
			Cost of Sales	(16)	8
Foreign exchange contracts	55	(2)	Sales	21	(1)
Forward starting interest rate swap contracts	(8)	1	Net interest expense	(2)	(2)
	$52	$(3)		$5	$5

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of $348 million at March 31, 2015 and $66 million at March 31, 2014. Losses increased in 2015 compared to 2014 as a result of a sharp decline in commodity prices, particularly propane, partially offset by increased gains resulting from a weaker Euro and Japanese Yen. If realized, $107 million net losses as of March 31, 2015 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in the line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized $11 million net losses during first quarter 2015 on nonqualifying derivatives. There were no net losses or gains during first quarter 2014.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2015
Description	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$229	$—	$228	$1
Derivative Liabilities	(473)	—	(473)	—
	$(244)	$—	$(245)	$1

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$—	$137	$2
Derivative Liabilities	(508)	—	(508)	—
	$(369)	$—	$(371)	$2

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

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $222 million and a derivative in a net liability position of $466 million as of March 31, 2015. The Company does not have any cash collateral due under such agreements.

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

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$9	$4	$10	$4	$2	$2
Interest cost	22	6	25	8	10	11
Expected return on assets	(36)	(9)	(36)	(10)	(2)	(2)
Amortization of:
Prior service (credit) cost	(1)	—	(1)	—	(6)	(6)
Net periodic benefit (credit) cost	$(6)	$1	$(2)	$2	$4	$5

The Company did not make any contributions to its U.S. defined benefit pension plans in first three months 2015 or 2014.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2015 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $285 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees at March 31, 2015 totaled $121 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of $29 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote.

10.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $340 million and $345 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $317 million to the maximum of $544 million and from the minimum or best estimate of $324 million to the maximum of $548 million at March 31, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both March 31, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $23 million and $21 million at March 31, 2015 and December 31, 2014, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reserves for environmental remediation that management believe to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other charges (income), net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recorded to earnings	2
Cash reductions	(9)
Balance at March 31, 2015	$317

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recorded in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2015	December 31, 2014
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	305	310
Total	$340	$345

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of both March 31, 2015 and December 31, 2014.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2015 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2014	2	1,817	4,545	(277)	(2,577)	3,510	80	3,590
Net Earnings	—	—	171	—	—	171	1	172
Cash Dividends Declared (1) ($.40 per share)	—	—	(60)	—	—	(60)	—	(60)
Other Comprehensive Income	—	—	—	(164)	—	(164)	—	(164)
Share-Based Compensation Expense (2)	—	11	—	—	—	11	—	11
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(1)	—	—	—	(1)	—	(1)
Share Repurchase	—	—	—	—	(26)	(26)	—	(26)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2015	2	1,829	4,656	(441)	(2,603)	3,443	79	3,522

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the differences between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$133	$78	$(39)	$(1)	$171
Period change	(201)	(17)	(230)	—	(448)
Balance at December 31, 2014	(68)	61	(269)	(1)	(277)
Period change	(212)	(4)	52	—	(164)
Balance at March 31, 2015	$(280)	$57	$(217)	$(1)	$(441)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2015		2014
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(212)	$(212)	$3	$4
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(7)	(4)	(7)	(4)
Change in defined benefit pension and other postretirement benefit plans	(7)	(4)	(7)	(4)
Derivatives and hedging: (2)
Unrealized gain (loss)	89	55	—	—
Reclassification adjustment for (gain) loss included in net income	(5)	(3)	(5)	(3)
Change in derivatives and hedging	84	52	(5)	(3)
Total other comprehensive income (loss)	$(135)	$(164)	$(9)	$(3)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
	2015	2014
(In millions, except per share amounts)
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$171	$233

Denominator
Weighted average shares used for basic EPS	148.7	151.4
Dilutive effect of stock options and other awards	1.0	1.6
Weighted average shares used for diluted EPS	149.7	153.0

EPS (1)
Basic	$1.15	$1.54
Diluted	$1.14	$1.52

(1)	Earnings per share are calculated using whole dollars and shares.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first quarter 2015 and 2014, common shares underlying options to purchase 784,890 and 210,143 shares, respectively, of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. First quarter 2015 and 2014 reflect the impact of share repurchases of 370,000 and 3,172,772 shares, respectively.

The Company declared cash dividends of $0.40 and $0.35 per share in first quarter 2015 and 2014, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In first quarter 2015, there were net asset impairments and restructuring charges of $109 million. Net asset impairment and restructuring charges included $81 million of asset impairments and $16 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility. Additionally, in first quarter 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

In first quarter 2014, there were $13 million of net asset impairments and restructuring charges. Net asset impairments and restructuring charges consisted of $8 million of asset impairments and $2 million of restructuring charges in the Advanced Materials ("AM") segment primarily due to the closure of a production facility in Taiwan for the Flexvue® performance films product line and $3 million of restructuring charges for severance associated with the integration of Solutia.

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid for first three months 2015 and full year 2014:

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2015
Non-cash charges	$—	$89	$(89)	$—	$—
Severance costs	13	10	—	(3)	20
Site closure and restructuring costs	15	10	(6)	(4)	15
Total	$28	$109	$(95)	$(7)	$35

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2014
Non-cash charges	$—	$52	$(52)	$—	$—
Severance costs	22	13	—	(22)	13
Site closure and restructuring costs	14	12	(4)	(7)	15
Total	$36	$77	$(56)	$(29)	$28

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2015 and 2014, $11 million and $9 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards of which $3 million and $2 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For first quarter 2015 and 2014, approximately $2 million and $1 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period. The impact on first quarter 2015 and 2014 net earnings of $7 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2015 and 2014, the number of stock options granted under the 2012 Omnibus Stock Compensation Plan were approximately 500,000 and 200,000, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2015 and 2014 are provided in the table below:

	First Quarter
Assumptions	2015	2014
Expected volatility rate	24.11%	26.30%
Expected dividend yield	1.75%	1.70%
Average risk-free interest rate	1.45%	1.39%
Expected forfeiture rate	0.75%	0.75%
Expected term years	4.8	4.7

The grant date exercise price and fair value of options granted during first quarter 2015 were $74.46 and $13.89, respectively, and during first quarter 2014 were $87.43 and $17.67, respectively.

For options unvested at March 31, 2015, approximately $7 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance share awards, restricted stock and restricted stock unit awards, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2015 and 2014 for the 2015-2017 and 2014-2016 periods were approximately 300,000 for each period. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards during first quarter 2015 and 2014 were approximately 200,000 and 100,000, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2015 and 2014, $8 million and $7 million respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2015 was approximately $64 million and will be recognized primarily over a period of three years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Three Months
	2015	2014
Other current assets	$15	$13
Other noncurrent assets	5	6
Payables and other current liabilities	(17)	(41)
Long-term liabilities and equity	(53)	(29)
Total	$(50)	$(51)

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

17.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in five operating segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional financial and product information concerning each segment, see Note 20, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

First quarter 2015 included sales revenue from the acquired Taminco businesses reported in the AFP and SFI segments, sales revenue from the acquired Commonwealth business reported in the AM segment, sales revenue from the acquired aviation turbine oil business reported in the SFI segment, and sales revenue from the acquired Knowlton business, part of the Eastman™ microfibers technology platform, reported in "Other".

	First Quarter
(Dollars in millions)	2015	2014
Sales
Additives & Functional Products	$609	$423
Adhesives & Plasticizers	320	345
Advanced Materials	561	581
Fibers	284	354
Specialty Fluids & Intermediates	657	601
Total Sales by Segment	2,431	2,304
Other	12	1
Total Sales	$2,443	$2,305

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2015	2014
Operating Earnings (Loss)
Additives & Functional Products	$120	$94
Adhesives & Plasticizers	53	47
Advanced Materials	68	61
Fibers	(7)	117
Specialty Fluids & Intermediates	102	64
Total Operating Earnings by Segment	336	383
Other
Growth initiatives and businesses not allocated to segments	(26)	(13)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	9	3
Acquisition integration, transaction, and restructuring costs	(8)	(12)
Total Operating Earnings	$311	$361

	March 31,	December 31,
(Dollars in millions)	2015	2014
Assets by Segment (1)
Additives & Functional Products	$4,852	$4,900
Adhesives & Plasticizers	970	1,011
Advanced Materials	4,191	4,235
Fibers	963	986
Specialty Fluids & Intermediates	3,587	3,710
Total Assets by Segment	14,563	14,842
Corporate Assets	1,271	1,230
Total Assets	$15,834	$16,072

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact on the Company's financial position or results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued new guidance for debt issuance costs as a part of the simplification and productivity initiative. Under this guidance debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. The new guidance is to be applied on a retrospective basis and reported as a change in an accounting principle. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating changes in its accounting required by this new guidance and the impact to the Company's financial position, results of operations and related disclosures.

In April 2015, the FASB issued new guidance for cloud computing arrangement fees, also as a part of the simplification and productivity initiative. The guidance establishes a new requirement to determine if cloud computing arrangements includes a software license. If an arrangement is deemed to include a software license then the customer would account for the license as any other purchased software, capitalized and depreciated over the life of the contract. If an arrangement is deemed not to include a license, the agreement would be accounted for as a service contract. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The Company is currently evaluating changes in its accounting required by this new guidance and the impact to the Company's financial position, results of operations and related disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2014 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

On December 5, 2014, Eastman Chemical Company completed its acquisition of Taminco Corporation ("Taminco"), a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products segment and its former functional amines business are managed and reported as part of the Specialty Fluids & Intermediates ("SFI") segment. Certain pro forma combined financial information giving effect to the Taminco acquisition is presented in Exhibit 99.01 to this Quarterly Report and in the Current Report on Form 8-K/A filed with the SEC on February 19, 2015.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2014 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The non-core or non-recurring items excluded by management in its evaluation of certain results in this Quarterly Report are:

•	Asset impairments and restructuring charges, net, of which asset impairments are non-cash transactions impacting profitability;

•
Costs resulting from the sale of acquired Commonwealth inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of these inventories (as required by purchase accounting, these inventories were marked to fair value); and

•	Acquisition integration and transaction costs, which are non-core costs,

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core or Non-Recurring Items

	First Quarter
(Dollars in millions)	2015	2014
Non-core or non-recurring items impacting operating earnings:
Asset impairments and restructuring charges, net	$109	$13
Acquisition integration and transaction costs	8	9
Additional costs of acquired inventories	7	—

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Net earnings, and

•	Diluted earnings per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Similarly, from time to time, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by operating activities, as adjusted, described above, less the amount of capital expenditures. Management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow. Eastman management believes this is an appropriate metric to use to evaluate the Company's overall ability to generate cash to fund future operations, inorganic growth opportunities, and to meet the Company's debt repayment obligations. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as free cash flow per outstanding share of common stock divided by per share stock price.

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

OVERVIEW

Eastman's businesses are managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company's products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time. The businesses acquired from Taminco are expected to provide additional opportunities for growth in agriculture, personal care, coatings, and oil and gas markets. Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets.

As anticipated, the Company's first quarter 2015 sales revenue and operating results benefited from the 2014 acquisitions. The comparisons of sales revenues under "Results of Operations" and "Summary by Operating Segment" below includes the contribution to revenue and earnings of businesses acquired in 2014.

The Company generated sales revenue of $2.4 billion and $2.3 billion in first quarter 2015 and 2014, respectively. Sales revenue increased $138 million in first quarter 2015 primarily due to sales volume from the acquired businesses, partially offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, lower Fibers segment sales volume, and an unfavorable shift in foreign currency exchange rates primarily in the AM and A&P segments.

Operating earnings were $311 million in first quarter 2015 compared with $361 million in first quarter 2014. Excluding the non-core or non-recurring items referenced in "Non-GAAP Financial Measures", operating earnings in first quarter 2015 and 2014 were $435 million and $383 million, respectively. Adjusted operating earnings increased in first quarter 2015 primarily due to improved spread as lower raw material and energy costs exceeded lower selling prices, and earnings from the acquired businesses. Operating earnings were negatively impacted by lower Fibers segment earnings, commodity hedges, primarily for propane, and an unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in more detail in "Results of Operations", earnings and diluted earnings per share attributable to Eastman were as follows:

	First Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings, net of tax	$171	$1.14	$233	$1.52
Asset impairments and restructuring charges, net of tax	96	0.64	9	0.06
Acquisition integration and transaction costs, net of tax	5	0.03	5	0.03
Additional costs of acquired inventories, net of tax	4	0.03	—	—
Earnings excluding non-core or non-recurring items, net of tax	$276	$1.84	$247	$1.61

The Company generated $91 million in cash from operating activities in first three months 2015 compared with cash used by operating activities of $30 million in first three months 2014. The increase in cash from operating activities was primarily due to earnings and a lower than usual first quarter increase in working capital primarily due to the impact on inventory costs of the recent decline in raw material and energy costs.

RESULTS OF OPERATIONS

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%
Sales	$2,443	$2,305	138	6%
Volume effect			(71)	(3)%
Acquired business effect			393	17%
Price effect			(135)	(6)%
Exchange rate effect			(49)	(2)%

Sales revenue increased $138 million in first quarter 2015 compared to first quarter 2014, primarily due to sales volume from the acquired businesses, partially offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, lower Fibers segment sales volume, and an unfavorable shift in foreign currency exchange rates primarily in the AM and A&P segments.

	First Quarter
(Dollars in millions)	2015	2014	Change
Gross Profit	$656	$595	10%
Additional costs of acquired inventories	7	—
Gross Profit excluding non-core or non-recurring items	$663	$595	11%

Gross profit increased in first quarter 2015 compared with first quarter 2014, primarily due to gross profit from the acquired businesses and improved spread as lower raw material and energy costs exceeded lower selling prices by $51 million. Gross profit was negatively impacted $30 million by lower Fibers segment gross profit, $22 million by commodity hedges, primarily for propane, and $17 million by unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2015	2014	Change
Selling, General and Administrative Expenses	$180	$168	7%
Acquisition integration and transaction costs	(8)	(9)
Selling, General, and Administrative Expenses excluding non-core or non-recurring items	$172	$159	8%

SG&A expenses in first quarter 2015 were higher compared to first quarter 2014. Excluding non-core or non-recurring items, SG&A expenses were higher primarily due to SG&A expenses of acquired businesses, partially offset by lower discretionary spending.

	First Quarter
(Dollars in millions)	2015	2014	Change
Research and Development Expenses	$56	$53	6%

R&D expenses were slightly higher in first quarter 2015 compared to first quarter 2014, primarily due to R&D expenses of acquired businesses.

Asset Impairments and Restructuring Charges, Net

In first quarter 2015, there were net asset impairments and restructuring charges of $109 million. Net asset impairment and restructuring charges included $81 million of asset impairments and $16 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility. Additionally, in first quarter 2015, management decided not to continue a growth initiative that was reported in "Other", resulting in asset impairments of $8 million and restructuring charges of $4 million.

In first quarter 2014, there were $13 million of net asset impairments and restructuring charges. Net asset impairments and restructuring charges consisted of $8 million of asset impairments and $2 million of restructuring charges in the AM segment primarily due to the closure of a production facility in Taiwan for the Flexvue® performance films product line. There were $3 million of restructuring charges for severance associated with the integration of Solutia.

For more information regarding asset impairments and restructuring charges and gains see Note 14, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	First Quarter
(Dollars in millions)	2015	2014	Change
Operating earnings	$311	$361	(14)%
Asset impairments and restructuring charges, net	109	13
Acquisition integration and transaction costs	8	9
Additional costs of acquired inventories	7	—
Operating earnings excluding non-core or non-recurring items	$435	$383	14%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2015	2014	Change
Gross interest costs	$72	$47
Less: Capitalized interest	2	2
Interest expense	70	45	56%
Interest income	4	3
Net interest expense	$66	$42	57%

Net interest expense increased $24 million in first quarter 2015 compared to first quarter 2014, primarily due to interest on the additional $3 billion of debt incurred in fourth quarter 2014 to finance the Taminco acquisition and on the additional $500 million of debt incurred in May 2014.

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2015	2014
Foreign exchange transaction (gains) losses, net	$(8)	$—
(Income) loss from equity investments and other investment (gains) losses, net	(4)	(3)
Other, net	1	—
Other charges (income), net	$(11)	$(3)

Included in "Foreign exchange transaction (gains) losses, net" are gains from the revaluation of foreign entity assets and liabilities partially offset by losses from certain derivatives. See Note 7, "Derivatives", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2015	2014
	$	$
Provision for income taxes, as reported	$84	$88
Effective tax rate	33%	27%

The first quarter 2015 effective tax rate was negatively impacted by limited deductibility of costs for shutdown of the Workington, UK acetate tow manufacturing site. Excluding non-core or non-recurring items, the first quarter 2015 effective tax rate was 27 percent.

Net Earnings and Diluted Earnings per Share Attributable to Eastman

	First Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$171	$1.14	$233	$1.52
Asset impairments and restructuring charges, net of tax	96	0.64	9	0.06
Acquisition integration and transaction costs, net of tax	5	0.03	5	0.03
Additional costs of acquired inventories, net of tax	4	0.03	—	—
Net earnings attributable to Eastman excluding non-core or non-recurring items, net of tax	$276	$1.84	$247	$1.61

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2015 diluted shares outstanding were less than first quarter 2014 primarily due to an increased number of shares repurchased during the last three quarters of 2014 and first quarter 2015.

SUMMARY BY OPERATING SEGMENT

Eastman has five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional financial and product information for each segment, see Part 1, Item 1, Business -- Business Segments and Part II, Item 8, Note 20, "Segment Information", in the Company's 2014 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%

Sales	$609	$423	$186	44%
Volume effect			3	1%
Acquired business effect			210	50%
Price effect			(19)	(5)%
Exchange rate effect			(8)	(2)%

Operating earnings	120	94	26	28%

Sales revenue in first quarter 2015 increased compared to first quarter 2014, primarily due to sales of products of the acquired Taminco specialty amines and crop protection businesses partially offset by lower solvents selling prices in response to lower raw material and energy costs.

Operating earnings increased in first quarter 2015 compared to first quarter 2014, primarily as a result of the acquired businesses and improved spread as lower raw material and energy costs exceeded lower selling prices by $3 million, partially offset by an unfavorable shift in foreign currency exchange rates of $7 million and $5 million negative impact of commodity hedges, primarily for propane.

Adhesives & Plasticizers Segment

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%

Sales	$320	$345	$(25)	(7)%
Volume effect			(4)	(1)%
Price effect			(9)	(2)%
Exchange rate effect			(12)	(4)%

Operating earnings	53	47	6	13%

Sales revenue in first quarter 2015 decreased compared to first quarter 2014, primarily due to an unfavorable shift in foreign currency exchange rates and lower plasticizers products selling prices. Lower plasticizers products selling prices were primarily in response to lower raw material and energy costs and continued competitive pressure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in first quarter 2015 compared to first quarter 2014 due to adhesives resins products earnings. This increase resulted from slightly higher adhesives resins selling prices attributed to solid demand in packaging and hygiene markets and constrained industry supply due to limited raw material availability, and lower raw material and energy costs of $15 million, partially offset by an unfavorable shift in foreign currency exchange rates of $5 million.

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%

Sales	$561	$581	$(20)	(3)%
Volume effect			(11)	(1)%
Acquired business effect			31	5%
Price effect			(17)	(3)%
Exchange rate effect			(23)	(4)%

Operating earnings	68	61	7	11%
Additional costs of acquired inventories	7	—	7
Asset impairments and restructuring charges (gains), net	—	10	(10)
Operating earnings excluding non-core or non-recurring items	75	71	4	6%

Sales revenue in first quarter 2015 decreased compared to first quarter 2014, as sales of products of the acquired Commonwealth business were more than offset by an unfavorable shift in foreign currency exchange rates and lower selling prices primarily for copolyester products due to lower raw material and energy costs.

Operating earnings in first quarter 2015 included additional costs of acquired Commonwealth inventories. Operating earnings in first quarter 2014 included asset impairment and restructuring charges of $10 million primarily for the closure of a Flexvue® production facility. Excluding these non-core or non-recurring items, operating earnings in first quarter 2015 increased compared to first quarter 2014 primarily due to earnings from the acquired business.

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%

Sales	$284	$354	$(70)	(20)%
Volume effect			(73)	(21)%
Price effect			4	1%
Exchange rate effect			(1)	—%

Operating earnings	(7)	117	(124)	(106)%
Asset impairments and restructuring charges	97	—	97
Operating earnings excluding non-core or non-recurring items	90	117	(27)	(23)%

Sales revenue in first quarter 2015 decreased compared to first quarter 2014, primarily due to lower acetate tow and acetyl intermediates sales volume attributed to customer inventory destocking.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in first quarter 2015 decreased compared to first quarter 2014. Operating earnings in first quarter 2015 included $97 million of asset impairments and restructuring charges for the closure of the Workington, UK acetate tow manufacturing facility. Excluding non-core or non-recurring items, operating earnings decreased in first quarter 2015 compared to first quarter 2014 primarily due to $38 million of lower sales volume, primarily of acetate tow, and related lower capacity utilization resulting in higher unit costs, partially offset by $8 million of lower raw material and energy costs and higher selling prices.

As a result of acetate tow market conditions, including additional industry capacity, management decided in first quarter 2015 to close its Workington, UK acetate tow manufacturing site. Site closure is expected to be completed in third quarter 2015. The Workington site has 24,000 metric tons of acetate tow manufacturing capacity.

Specialty Fluids & Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2015	2014	$	%

Sales	$657	$601	$56	9%
Volume effect			14	2%
Acquired business effect			141	24%
Price effect			(94)	(16)%
Exchange rate effect			(5)	(1)%

Operating earnings	102	64	38	59%

Sales revenue in first quarter 2015 increased compared to first quarter 2014, primarily due to sales of products of the acquired Taminco functional amines and aviation turbine oil businesses and higher intermediates sales volume, partially offset by lower olefin-based intermediates selling prices. The lower olefin-based intermediates selling prices were primarily in response to lower raw material and energy costs.

Operating earnings increased in first quarter 2015 compared to first quarter 2014, primarily due to improved spread as lower raw material and energy costs exceeded lower selling prices by $33 million, and earnings from the acquired businesses, partially offset by the $14 million negative impact for commodity hedges, primarily for propane.

Other

	First Quarter
(Dollars in millions)	2015	2014

Sales	$12	$1

Operating loss
Growth initiatives and businesses not allocated to segments	$(26)	$(13)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	9	3
Acquisition integration, transaction, and restructuring costs	(8)	(12)
Operating loss before exclusions	(25)	(22)
Acquisition integration and transaction costs	8	9
Asset impairments and restructuring charges, net	12	3
Operating loss excluding non-core or non-recurring items	$(5)	$(10)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). Sales revenue in first quarter 2015 increased compared to first quarter 2014, primarily due to sales of products of the acquired Knowlton business, part of the Eastman™ microfiber technology platform.

Included in first quarter 2015 operating losses are integration and transaction costs of $8 million primarily for the acquired Taminco and Commonwealth businesses. Included in first quarter 2015 operating losses are $12 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
(Dollars in millions)	2015	2014	Change
United States and Canada	$1,160	$1,073	8%
Asia Pacific	517	601	(14)%
Europe, Middle East, and Africa	625	514	22%
Latin America	141	117	21%
	$2,443	$2,305	6%

Sales revenue in United States and Canada increased in first quarter 2015 compared to first quarter 2014, primarily due to sales of products of the acquired Taminco, Commonwealth, Knowlton, and aviation turbine oil businesses partially offset by lower SFI segment selling prices, particularly for olefin-based intermediates products.

Sales revenue in Asia Pacific decreased in first quarter 2015 compared to first quarter 2014, primarily due to lower Fibers segment sales volume, particularly for acetate tow, and lower AM segment sales revenue, particularly for specialty plastics products.

Sales revenue in Europe, Middle East, and Africa increased in first quarter 2015 compared to first quarter 2014, primarily due to sales of products of the acquired Taminco and aviation turbine oil businesses, partially offset by lower AM and A&P segment sales revenue, primarily due to an unfavorable shift in foreign currency exchange rates.

Sales revenue in Latin America increased in first quarter 2015 compared to first quarter 2014, primarily due to sales of products of the acquired Taminco and aviation turbine oil businesses.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information concerning these practices, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2014 Annual Report on Form 10-K and "Risk Factors" of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Three Months
(Dollars in millions)	2015	2014
Net cash provided by (used in)
Operating activities	$91	$(30)
Investing activities	(122)	(119)
Financing activities	17	98
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	(18)	(52)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$196	$185

Cash provided by operating activities was $91 million in first three months 2015 compared with cash used in operating activities of $30 million in first three months 2014. The increase in cash from operating activities was primarily due to earnings and a lower than usual first quarter increase in working capital primarily due to the impact on inventory costs of the recent decline in raw material and energy costs.

Cash used in investing activities increased $3 million in first three months 2015 compared with first three months 2014. Cash used for additions to properties and equipment was $125 million in first three months 2015 and $122 million in first three months 2014.

Cash provided by financing activities was $17 million in first three months 2015 compared with $98 million in first three months 2014. During first three months 2015, the Company had net proceeds of $93 million from commercial paper borrowings compared to $257 million from commercial paper borrowings and $125 million in proceeds from its accounts receivable securitization facility (the "A/R Facility") in first three months 2014. Share repurchases totaled $26 million in first three months 2015 compared with $260 million in first three months 2014. Dividend payments were $59 million in first three months 2015 and $53 million in first three months 2014.

The priorities for uses of available cash in 2015 are expected to be payment of the quarterly stock dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility is available for general corporate purposes and provides liquidity support for commercial paper borrowings. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis. At March 31, 2015, the Company's commercial paper borrowings were $328 million with a weighted average interest rate of 0.56 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company also has a $250 million line of credit under its A/R Facility, expiring April 2017. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At March 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $1.172 billion and $1.265 billion as of March 31, 2015 and December 31, 2014, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

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

Capital Expenditures

Capital expenditures were $125 million and $122 million in first three months 2015 and 2014, respectively. The expenditures in first three months 2015 were primarily for organic growth initiatives particularly in the SFI and AM segments, improvements to plants, and purchases of equipment. The expenditures in first three months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives, particularly in the SFI and AM segments. The Company expects that 2015 capital spending will be between $700 million and $725 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, investment in the Kuantan, Malaysia site in the AFP and AM segments, additional expansion of Eastman Tritan™ copolyester capacity in Kingsport, Tennessee, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales. Capital expenditures in 2015 are expected to include approximately $80 million for the recently acquired Taminco facilities.

Debt and Other Commitments

Debt Securities and Term Loan

At March 31, 2015, the Company's borrowings totaled approximately $7.6 billion to be paid over a period of approximately 30 years. See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement (the "Term Loan Agreement"). As of March 31, 2015, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.43 percent. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at March 31, 2015 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $285 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at March 31, 2015, totaling $2.2 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of March 31, 2015, there have been no material changes to the Company's commitments at December 31, 2014. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2014 Annual Report on Form 10-K.

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

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of $29 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $170 million (the U.S. Dollar equivalent of the €158 million commitment amount as of March 31, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of cumulative receivables sold in first quarter 2015 was $269 million. The total amount of cumulative receivables sold during the year ended December 31, 2014 since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $118 million and $105 million at March 31, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recorded. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Treasury Stock

In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2015, a total of 3,303,029 shares have been repurchased under this authorization for a total amount of $276 million.

During first three months 2015, the Company repurchased 370,000 shares of common stock for a cost of approximately $26 million.

Dividends

The Company declared cash dividends of $0.40 and $0.35 per share in first quarter 2015 and 2014, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $340 million and $345 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $317 million to the maximum of $544 million and from the minimum or best estimate of $324 million to the maximum of $548 million at March 31, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both March 31, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $23 million and $21 million at March 31, 2015 and December 31, 2014, respectively.

Reserves for environmental remediation that management believe to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first three months 2015 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recorded to earnings	2
Cash reductions	(9)
Balance at March 31, 2015	$317

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of both March 31, 2015 and December 31, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 18, "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

2015 OUTLOOK

Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, leading positions in key end markets, vertically integrated manufacturing streams, and advantaged cost positions. This focus is supported by the Company's geographic and end-market diversity as it serves global markets, including emerging economies with above average growth rates, and offers both original equipment manufacturing and after-market products in a variety of end markets, such as transportation and building and construction.

Management expects global growth in 2015 to be approximately three percent, with the U.S. approximately three percent, Europe approximately one percent, and China below seven percent.

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

Management expects the significant strengthening of the U.S. Dollar to continue to have an overall negative impact on the Company's results, partially offset by hedging of those foreign currencies, particularly the euro.

For 2015, management also expects:

•	operating results to continue to benefit from recent acquisitions, organic growth, and improved product mix from continued market adoption of specialty products;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be between $700 million and $725 million;

•
priorities for uses of available cash to be payment of the quarterly stock dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution; and

•	the full year effective tax rate on reported earnings before income tax to be between 26 percent and 27 percent, excluding non-core or non-recurring items.

Based on the foregoing expectations and assumptions, management expects 2015 earnings per share excluding non-core and non-recurring items to exceed 2014 earnings per share excluding non-core and non-recurring items of $7.07.

See "Risk Factors" below.

RISK FACTORS

In addition to the factors described elsewhere in this Quarterly Report, the following are the most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements made in this Quarterly Report and elsewhere from time to time. See "Forward-looking Statements".

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

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General

From time to time, Eastman Chemical Company ("Eastman" or the "Company") and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters (including the Solutia Legacy Torts Claims described below) will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

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

For identification and discussion of the most significant risks applicable to the Company and its business, see "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2015	—	$—	—	$750
February 1 - 28, 2015	50,000	$73.99	50,000	$746
March 1 - 31, 2015	320,000	$70.29	320,000	$724
Total	370,000	$70.79	370,000

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of March 31, 2015, a total of 3,303,029 shares have been repurchased under this authorization for a total amount of $276 million. During first three months 2015, the Company repurchased 370,000 shares of common stock for a cost of approximately $26 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

(a) Pro Forma Financial Information

Certain additional pro forma combined financial information giving effect to the acquisition of Taminco Corporation on December 11, 2014 is included in Exhibit 99.01 to this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 5, 2015	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number
4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.16	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.17	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.18	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.01	Forms of Performance Share Awards to Executive Officers (2015 - 2017 Performance Period) (replaces and corrects Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)	50

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	77

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2015	78

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2015	79

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2015	80

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2015	81

99.01	Unaudited Pro Forma Financial Information for the year ended December 31, 2014	82

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document