Form 10-Q
period 2015-06-30
EASTMAN CHEMICAL CO
filed 2015-07-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2015
Common Stock, par value $0.01 per share	148,664,334
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	55

1A.	Risk Factors	55

2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

6.	Exhibits	56

SIGNATURES

Signatures	57

EXHIBIT INDEX

Exhibit Index	58

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by the Company from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Sales	$2,533	$2,460	$4,976	$4,765
Cost of sales	1,813	1,803	3,600	3,513
Gross profit	720	657	1,376	1,252
Selling, general and administrative expenses	194	172	374	340
Research and development expenses	57	56	113	109
Asset impairments and restructuring charges (gains), net	—	(7)	109	6
Operating earnings	469	436	780	797
Net interest expense	66	45	132	87
Other (income) charges, net	—	(8)	(11)	(11)
Earnings from continuing operations before income taxes	403	399	659	721
Provision for income taxes from continuing operations	104	107	188	195
Earnings from continuing operations	299	292	471	526
Earnings from discontinued operations, net of tax	—	2	—	2
Net earnings	$299	$294	$471	$528
Less: Net earnings attributable to noncontrolling interest	2	2	3	3
Net earnings attributable to Eastman	$297	$292	$468	$525
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$297	$290	$468	$523
Earnings from discontinued operations, net of tax	—	2	—	2
Net earnings attributable to Eastman stockholders	$297	$292	$468	$525
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$2.00	$1.94	$3.15	$3.47
Earnings from discontinued operations	—	0.02	—	0.02
Basic earnings per share attributable to Eastman	$2.00	$1.96	$3.15	$3.49
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.98	$1.92	$3.12	$3.43
Earnings from discontinued operations	—	0.01	—	0.02
Diluted earnings per share attributable to Eastman	$1.98	$1.93	$3.12	$3.45

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Comprehensive Income
Net earnings including noncontrolling interest	$299	$294	$471	$528
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	76	9	(136)	13
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(4)	(11)	(8)
Derivatives and hedging:
Unrealized gain (loss) during period	(16)	6	39	6
Reclassification adjustment for (gain) loss included in net income	25	(6)	22	(9)
Total other comprehensive income (loss), net of tax	78	5	(86)	2
Comprehensive income including noncontrolling interest	377	299	385	530
Comprehensive income attributable to noncontrolling interest	2	2	3	3
Comprehensive income attributable to Eastman	$375	$297	$382	$527
Retained Earnings
Retained earnings at beginning of period	$4,656	$4,191	$4,545	$4,012
Net earnings attributable to Eastman	297	292	468	525
Cash dividends declared	(60)	(52)	(120)	(106)
Retained earnings at end of period	$4,893	$4,431	$4,893	$4,431

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$268	$214
Trade receivables, net	1,021	936
Miscellaneous receivables	167	264
Inventories	1,439	1,509
Other current assets	272	250
Total current assets	3,167	3,173
Properties
Properties and equipment at cost	10,945	11,026
Less: Accumulated depreciation	5,934	5,939
Net properties	5,011	5,087
Goodwill	4,474	4,486
Intangible assets, net of accumulated amortization	2,777	2,905
Other noncurrent assets	457	421
Total assets	$15,886	$16,072
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,570	$1,721
Borrowings due within one year	251	301
Total current liabilities	1,821	2,022
Long-term borrowings	7,072	7,248
Deferred income tax liabilities	962	946
Post-employment obligations	1,490	1,498
Other long-term liabilities	696	768
Total liabilities	12,041	12,482
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,708,849 and 216,256,971 for 2015 and 2014, respectively)	2	2
Additional paid-in capital	1,840	1,817
Retained earnings	4,893	4,545
Accumulated other comprehensive loss	(363)	(277)
	6,372	6,087
Less: Treasury stock at cost (68,095,313 shares for 2015 and 67,660,313 shares for 2014)	2,608	2,577
Total Eastman stockholders' equity	3,764	3,510
Noncontrolling interest	81	80
Total equity	3,845	3,590
Total liabilities and stockholders' equity	$15,886	$16,072

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2015	2014
Operating activities
Net earnings	$471	$528
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	287	217
Asset impairment charges	89	8
Gain on sale of assets	—	(5)
Provision (benefit) for deferred income taxes	(30)	61
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(103)	(191)
(Increase) decrease in inventories	43	(54)
Increase (decrease) in trade payables	(109)	(44)
Pension and other postretirement contributions (in excess of) less than expenses	(37)	(45)
Variable compensation (in excess of) less than expenses	(24)	(53)
Other items, net	95	(33)
Net cash provided by operating activities	682	389
Investing activities
Additions to properties and equipment	(266)	(254)
Proceeds from sale of assets	4	12
Acquisitions, net of cash acquired	—	(283)
Additions to capitalized software	(1)	(1)
Other items, net	(2)	2
Net cash used in investing activities	(265)	(524)
Financing activities
Net increase in commercial paper borrowings	157	26
Proceeds from borrowings	250	615
Repayment of borrowings	(625)	(125)
Dividends paid to stockholders	(119)	(106)
Treasury stock purchases	(31)	(360)
Dividends paid to noncontrolling interest	(3)	(9)
Proceeds from stock option exercises and other items, net	12	30
Net cash (used in) provided by financing activities	(359)	71
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Net change in cash and cash equivalents	54	(62)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$268	$175

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Off Balance Sheet Financing Arrangements

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco Corporation ("Taminco"). The non-recourse factoring facilities have a combined limit of $176 million (the U.S. Dollar equivalent of the €158 million commitment amount as of June 30, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of cumulative receivables sold in second quarter and first six months 2015, was $240 million and $509 million, respectively. The total amount of cumulative receivables sold during the year ended December 31, 2014 since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $124 million and $105 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recorded. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

2.	ACQUISITIONS

Taminco Corporation

On December 5, 2014, the Company completed its acquisition of Taminco, a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. Taminco's former specialty amines and crop protection businesses are now operated as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are now operated as part of the Specialty Fluids & Intermediates ("SFI") segment. For the preliminary purchase price allocation see Note 2, "Acquisitions", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. During second quarter 2015, the Company continued to refine its preliminary purchase price allocation which resulted in a $32 million net increase to goodwill. As of June 30, 2015, the purchase price allocation remains preliminary as management completes its assessment of certain working capital accounts and liabilities including environmental, legal, and tax. The following table summarizes the preliminary purchase price allocation for the Taminco acquisition. Any subsequent adjustments are not expected to have a material impact on the Company's results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired and liabilities assumed
(Dollars in millions)	December 31, 2014	2015 Net Adjustments to Fair Value	June 30, 2015
Current assets	$266	$(3)	$263
Properties and equipment	658	(3)	655
Intangible assets	1,002	(13)	989
Other noncurrent assets	37	1	38
Goodwill	1,509	32	1,541
Current liabilities	(161)	1	(160)
Long-term liabilities	(546)	(15)	(561)
Total purchase price, net of cash acquired	$2,765	$—	$2,765

Acquired intangible assets are definite-lived assets and consist primarily of customer relationships, developed technologies, and contracts.

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$604	24
Developed technologies	205	17
Contracts	180	5
Total	$989

Goodwill from the Taminco acquisition has been preliminarily allocated to certain of the Company's reportable segments as set out in the table below. None of the goodwill is deductible for tax purposes.

Goodwill	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$918
Specialty Fluids & Intermediates	623
Total	$1,541

In second quarter and first six months 2015, the Company recognized $7 million and $11 million, respectively in integration and transaction costs related to the acquisition. In 2014, the Company recognized $15 million in transaction and integration costs, and $13 million in pre-close financing costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Commonwealth Laminating & Coating, Inc.

On December 11, 2014, the Company acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth") for a total cash purchase price of $438 million. The acquisition was accounted for as a business combination and is reported in the Advanced Materials ("AM") segment. There was no change to the final purchase price allocation from the preliminary allocation in the Company's 2014 Annual Report on Form 10-K, see Note 2, "Acquisitions", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the final purchase price allocation for the Commonwealth acquisition:

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

In second quarter and first six months 2015, the Company recognized $2 million and $4 million, respectively in integration costs related to the acquisition. In 2014, the Company recognized $7 million in transaction and integration costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. In first six months 2015, the remaining portion of these inventories was sold resulting in an increase in cost of sales of $7 million.

Beginning in December 2014, the Company's consolidated results of operations included the results of Commonwealth. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2015	2014
At FIFO or average cost (approximates current cost)
Finished goods	$1,120	$1,130
Work in process	223	288
Raw materials and supplies	510	553
Total inventories	1,853	1,971
LIFO Reserve	(414)	(462)
Total inventories	$1,439	$1,509

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent at both June 30, 2015 and December 31, 2014.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2015	2014
Trade creditors	$712	$827
Derivative hedging liability	200	227
Accrued payrolls, vacation, and variable-incentive compensation	142	191
Accrued taxes	120	66
Other	396	410
Total payables and other current liabilities	$1,570	$1,721

"Other" consists primarily of accruals for interest payable, dividends payable, post-employment obligations, payroll deductions and employee benefits, and the current portion of environmental liabilities.

5.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2015	2014	2015	2014
Provision for income taxes from continuing operations	$104	$107	$188	$195
Effective tax rate	26%	27%	29%	27%

The second quarter 2015 effective tax rate included $6 million benefit from the settlement of non-U.S. income tax audits. The first six months 2015 effective tax rate was negatively impacted by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2015	2014
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	998	998
6.30% notes due 2018	168	169
5.5% notes due 2019	250	250
2.7% notes due 2020	798	798
4.5% notes due 2021	250	250
3.6% notes due 2022	897	903
7 1/4% debentures due 2024	244	244
7 5/8% debentures due 2024	54	54
3.8% notes due 2025	796	796
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	877	877
Credit facilities and commercial paper borrowings	1,017	1,235
Capital leases	5	6
Total borrowings	7,323	7,549
Borrowings due within one year	251	301
Long-term borrowings	$7,072	$7,248

Credit Facility and Commercial Paper Borrowings

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of June 30, 2015, the Term Loan Agreement balance outstanding was $375 million with an interest rate of 1.44 percent. In second quarter 2015, $625 million of the Term Loan Agreement balance was repaid primarily using available cash and proceeds from borrowings under the accounts receivable securitization agreement (the "A/R Facility") and commercial paper. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis and intends, at least over the next twelve months, to maintain commercial paper borrowings at current levels. At June 30, 2015 the Company's commercial paper borrowings were $392 million with a weighted average interest rate of 0.50 percent. At December 31, 2014 the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

In July 2015, the Company amended its $250 million A/R Facility to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At June 30, 2015 the Company's borrowings under the A/R Facility were $250 million secured by trade receivables with an interest rate of 0.91 percent. At December 31, 2014 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $858 million and $1.265 billion as of June 30, 2015 and December 31, 2014, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at June 30, 2015 and December 31, 2014 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings, which include the Term Loan Agreement, A/R Facility, commercial paper, and capital leases equals the carrying value and is classified as Level 2.

		Fair Value Measurements at June 30, 2015
(Dollars in millions)	Recorded Amount June 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,072	$7,271	$6,250	$1,021	$—

		Fair Value Measurements at December 31, 2014
(Dollars in millions)	Recorded Amount December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,248	$7,557	$6,366	$1,191	$—

7.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of June 30, 2015 and December 31, 2014, the total notional amount of the Company's interest rate swaps was $275 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)		Fair Value Measurement
Derivative Assets	Statement of Financial Position Location	June 30, 2015	December 31, 2014
Interest rate swap	Other noncurrent assets	$3	$5

Derivatives' Fair Value Hedging Relationships

	Second quarter
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		June 30, 2015	June 30, 2014
Interest rate swaps	Net interest expense	$3	$1

	Six Months Ended
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		June 30, 2015	June 30, 2014
Interest rate swaps	Net interest expense	$7	$1

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

Total notional amounts	June 30, 2015	December 31, 2014

Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€762	€810
EUR/USD (in approximate USD equivalent)	$865	$1,000
JPY/USD (in JPY)	¥3,600	¥4,800
JPY/USD (in approximate USD equivalent)	$30	$40
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	3	14
Feedstock (in million barrels)	28	33
Feedstock (in thousand metric tons)	15	30
Energy (in million million british thermal units)	28	25
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	June 30, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Other current assets	$1	$2
Foreign exchange contracts	Other current assets	74	61
Foreign exchange contracts	Other noncurrent assets	96	71
		$171	$134

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	June 30, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$177	$193
Commodity contracts	Other long-term liabilities	229	289
Foreign exchange contracts	Payables and other current liabilities	4	10
Forward starting interest rate swap contracts	Other long-term liabilities	8	16
		$418	$508

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

	Second Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Commodity contracts	$22	$(3)	Sales	$1	$—
			Cost of Sales	(62)	11
Foreign exchange contracts	(28)	4	Sales	22	—
Forward starting interest rate swap contracts	15	(1)	Net interest expense	(2)	(2)
	$9	$—		$(41)	$9

	First Six Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Commodity contracts	$27	$(5)	Sales	$3	$—
			Cost of sales	(78)	19
Foreign exchange contracts	27	2	Sales	43	(1)
Forward starting interest rate swap contracts	7	—	Net interest expense	(4)	(4)
	$61	$(3)		$(36)	$14

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of $333 million at June 30, 2015 and $67 million at June 30, 2014. Losses reclassified from Accumulated Other Comprehensive Income increased in 2015 compared to 2014 as a result of a sharp decline in commodity prices, particularly propane, partially offset by increased gains resulting from a weaker Euro and Japanese Yen. If realized, $128 million net losses as of June 30, 2015 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in the line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized $1 million net losses during second quarter 2015 and $2 million net gains during second quarter 2014 on nonqualifying derivatives. The Company recognized approximately $12 million net losses and $3 million net gains on nonqualifying derivatives during the first six months of 2015 and 2014, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2015
Description	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$174	$—	$173	$1
Derivative Liabilities	(418)	—	(418)	—
	$(244)	$—	$(245)	$1

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$—	$137	$2
Derivative Liabilities	(508)	—	(508)	—
	$(369)	$—	$(371)	$2

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

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $170 million and a derivative in a net liability position of $414 million as of June 30, 2015. The Company does not have any cash collateral due under such agreements.

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

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$10	$4	$10	$3	$2	$2
Interest cost	22	7	25	8	10	11
Expected return on assets	(37)	(10)	(35)	(9)	(1)	(1)
Curtailment gain(1)	—	(7)	—	—	—	—
Amortization of:
Prior service (credit) cost	(1)	—	(1)	—	(6)	(6)
Mark-to-market pension and other postretirement benefits loss(2)	—	2	—	—	—	—
Net periodic benefit (credit) cost	$(6)	$(4)	$(1)	$2	$5	$6

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$19	$8	$20	$7	$4	$4
Interest cost	44	13	50	16	20	22
Expected return on assets	(73)	(19)	(71)	(19)	(3)	(3)
Curtailment gain(1)	—	(7)	—	—	—	—
Amortization of:
Prior service (credit) cost	(2)	—	(2)	—	(12)	(12)
Mark-to-market pension and other postretirement benefits loss(2)	—	2	—	—	—	—
Net periodic benefit (credit) cost	$(12)	$(3)	$(3)	$4	$9	$11

(1)	Gain in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility.

(2)	Mark-to-market loss due to the interim remeasurement of the Workington, UK pension plan, triggered by the closure of the Workington, UK acetate tow manufacturing facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Second quarter and first six months 2015 include pension curtailment gains related to the remeasurement of the Workington, UK pension plan triggered by the closure of the Workington, UK acetate tow manufacturing facility. The remeasurement of the plan also resulted in a mark-to-market ("MTM") loss which was primarily due to asset returns being lower than expected returns.

The Company contributed $27 million to its U.S. defined benefit pension plans in first six months 2014. The Company did not make any contributions to its U.S. defined benefit pension plans in first six months 2015.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2015 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $267 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees at June 30, 2015 totaled $121 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $337 million and $345 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $314 million to the maximum of $539 million and from the minimum or best estimate of $324 million to the maximum of $548 million at June 30, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both June 30, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $23 million and $21 million at June 30, 2015 and December 31, 2014, respectively.

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

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recognized in earnings	4
Cash reductions	(14)
Balance at June 30, 2015	$314

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recognized in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2015	December 31, 2014
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	302	310
Total	$337	$345

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of both June 30, 2015 and December 31, 2014, respectively.

11.	LEGAL MATTERS

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

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2015 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2014	2	1,817	4,545	(277)	(2,577)	3,510	80	3,590
Net Earnings	—	—	468	—	—	468	3	471
Cash Dividends Declared (1) ($.40 per share)	—	—	(120)	—	—	(120)	—	(120)
Other Comprehensive Income	—	—	—	(86)	—	(86)	—	(86)
Share-Based Compensation Expense (2)	—	21	—	—	—	21	—	21
Stock Option Exercises	—	4	—	—	—	4	—	4
Other (3)	—	(2)	—	—	—	(2)	—	(2)
Share Repurchase	—	—	—	—	(31)	(31)	—	(31)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2015	2	1,840	4,893	(363)	(2,608)	3,764	81	3,845

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the differences between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$133	$78	$(39)	$(1)	$171
Period change	(201)	(17)	(230)	—	(448)
Balance at December 31, 2014	(68)	61	(269)	(1)	(277)
Period change	(136)	(11)	61	—	(86)
Balance at June 30, 2015	$(204)	$50	$(208)	$(1)	$(363)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. The Company records deferred income taxes on the cumulative translation adjustment related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are provided on the cumulative translation adjustment of other subsidiaries outside the United States, as such cumulative translation adjustment is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2015		2014
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$76	$76	$9	$9
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(10)	(7)	(7)	(4)
Derivatives and hedging: (2)
Unrealized gain (loss)	(26)	(16)	9	6
Reclassification adjustment for (gain) loss included in net income	40	25	(9)	(6)
Change in derivatives and hedging	14	9	—	—
Total other comprehensive income (loss)	$80	$78	$2	$5

	First Six Months
	2015		2014
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(136)	$(136)	$12	$13
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(17)	(11)	(14)	(8)
Derivatives and hedging:(2)
Unrealized gain (loss)	63	39	9	6
Reclassification adjustment for (gain) loss included in net income	35	22	(14)	(9)
Change in derivatives and hedging	98	61	(5)	(3)
Total other comprehensive income (loss)	$(55)	$(86)	$(7)	$2

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations:

	Second Quarter		First Six Months
	2015	2014	2015	2014
(In millions, except per share amounts)
Numerator
Earnings attributable to Eastman:
Earnings from continuing operations, net of tax	$297	$290	$468	$523

Denominator
Weighted average shares used for basic EPS	148.6	149.5	148.6	150.4
Dilutive effect of stock options and other awards	1.2	1.8	1.2	1.8
Weighted average shares used for diluted EPS	149.8	151.3	149.8	152.2

EPS from continuing operations (1)
Basic	$2.00	$1.94	$3.15	$3.47
Diluted	$1.98	$1.92	$3.12	$3.43

(1)	Earnings per share are calculated using whole dollars and shares.

In second quarter and first six months 2015, common shares underlying options to purchase 619,418 and 272,143 shares, respectively, of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2015 reflect the impact of share repurchases of 65,000 and 435,000, respectively.

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

The Company declared cash dividends of $0.40 and $0.35 per share in second quarter 2015 and 2014, respectively, and $0.80 and $0.70 per share in first six months 2015 and 2014, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In first six months 2015 there were net asset impairments and restructuring charges of $109 million.

During second quarter 2015, net asset impairments and restructuring charges of $7 million consisted of restructuring charges, primarily for dismantlement related to the closure of the Workington, UK acetate tow manufacturing facility. The charges were offset by a pension curtailment gain of $7 million as a result of the Workington, UK acetate tow facility closure.

In first six months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which is expected to be substantially completed in 2015. Additionally, in first six months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid for first six months 2015 and full year 2014:

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2015
Non-cash charges	$—	$89	$(89)	$—	$—
Severance costs	13	12	1	(16)	10
Site closure and restructuring costs	15	8	1	(10)	14
Total	$28	$109	$(87)	$(26)	$24

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2014
Non-cash charges	$—	$52	$(52)	$—	$—
Severance costs	22	13	—	(22)	13
Site closure and restructuring costs	14	12	(4)	(7)	15
Total	$36	$77	$(56)	$(29)	$28

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2015 and 2014, $10 million and $8 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on second quarter 2015 and 2014 net earnings of $6 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2015 and 2014, approximately $21 million and $17 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first six months 2015 and 2014 net earnings of approximately $13 million and $10 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Six Months
	2015	2014
Other current assets	$15	$21
Other noncurrent assets	17	16
Payables and other current liabilities	139	(28)
Long-term liabilities and equity	(76)	(42)
Total	$95	$(33)

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

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

Second quarter and first six months 2015 included sales revenue from the acquired Taminco businesses reported in the AFP and SFI segments, sales revenue from the acquired Commonwealth business reported in the AM segment, sales revenue from the acquired aviation turbine oil business reported in the SFI segment, and sales revenue from the acquired Knowlton Technologies, LLC, part of the Eastman™ microfibers technology platform, reported in "Other".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2015	2014
Sales
Additives & Functional Products	$616	$452
Adhesives & Plasticizers	317	358
Advanced Materials	647	631
Fibers	299	386
Specialty Fluids & Intermediates	642	633
Total Sales by Segment	2,521	2,460
Other	12	—
Total Sales	$2,533	$2,460

	First Six Months
(Dollars in millions)	2015	2014
Sales
Additives & Functional Products	$1,225	$875
Adhesives & Plasticizers	637	703
Advanced Materials	1,208	1,212
Fibers	583	740
Specialty Fluids & Intermediates	1,299	1,234
Total Sales by Segment	4,952	4,764
Other	24	1
Total Sales	$4,976	$4,765

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2015	2014
Operating Earnings (Loss)
Additives & Functional Products	$119	$105
Adhesives & Plasticizers	63	56
Advanced Materials	135	80
Fibers	93	123
Specialty Fluids & Intermediates	83	94
Total Operating Earnings by Segment	493	458
Other
Growth initiatives and businesses not allocated to segments	(22)	(15)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	8	3
Acquisition integration, transaction, and restructuring costs	(10)	(10)
Total Operating Earnings	$469	$436

	First Six Months
(Dollars in millions)	2015	2014
Operating Earnings (Loss)
Additives & Functional Products	$239	$199
Adhesives & Plasticizers	116	103
Advanced Materials	203	141
Fibers	86	240
Specialty Fluids & Intermediates	185	158
Total Operating Earnings by Segment	829	841
Other
Growth initiatives and businesses not allocated to segments	(48)	(28)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	17	6
Acquisition integration, transaction, and restructuring costs	(18)	(22)
Total Operating Earnings	$780	$797

	June 30,	December 31,
(Dollars in millions)	2015	2014
Assets by Segment (1)
Additives & Functional Products	$4,843	$4,900
Adhesives & Plasticizers	965	1,011
Advanced Materials	4,259	4,235
Fibers	973	986
Specialty Fluids & Intermediates	3,606	3,710
Total Assets by Segment	14,646	14,842
Corporate Assets	1,240	1,230
Total Assets	$15,886	$16,072

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position or results of operations and related disclosures.

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

On December 5, 2014, Eastman Chemical Company completed its acquisition of Taminco Corporation ("Taminco"), a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products segment and its former functional amines business are managed and reported as part of the Specialty Fluids & Intermediates ("SFI") segment. Certain pro forma combined financial information giving effect to the Taminco acquisition is presented in Exhibit 99.01 to the Quarterly Report on Form 10-Q for first quarter 2015 and in the Current Report on Form 8-K/A filed with the SEC on February 19, 2015.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2014 Annual Report on Form 10-K, as updated and enhanced below, are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

The Company conducts testing of goodwill and indefinite-lived intangibles assets annually in third quarter of each year or when impairment indicators arise, whichever comes first.

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

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. The key assumptions and estimates used in the Company's 2014 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company’ s annual multi-year strategic plan, the estimated discount rate, the estimated tax rate, and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As a result of the tests performed during third quarter 2014, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the specialty fluids reporting unit (a part of the Specialty Fluids and Intermediates operating segment as described in the “Business” section) which had an estimated fair value that approximated it carrying value including goodwill. As of December 31, 2014, goodwill of $545 million is allocated to the specialty fluids reporting unit.

Cash flows from the specialty fluids reporting unit are susceptible to changes in demand due to cyclicality and timing of customer project completions primarily in the industrial and solar markets. Weakened demand has caused lower sales volume for specialty fluids products in recent periods, and further delay in the timing of customer project completions or slower overall growth in these markets could decrease the estimated fair value of the specialty fluids reporting unit. Two of the most critical assumptions used in the calculation of the fair value of the specialty fluids reporting unit are the target market long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value was 13 percent less than the carrying value with a one percent decrease in the target market long-term growth rate and 16 percent less than the carrying value with a one percent increase in the discount rate. In first six months 2015, the business has shown improvements from expectations. Although we believe our estimate of fair value is reasonable, if the specialty fluids reporting unit’s financial performance falls below our expectations or there are negative revisions to key assumptions, we may be required to recognize an impairment charge.

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as mark-to-market ("MTM") losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any other quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain results in this Quarterly Report:

•	Asset impairments and restructuring charges (gains), net, of which asset impairments are non-cash transactions impacting profitability;

•
Costs resulting from the sale of acquired inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of these inventories (as required by purchase accounting, these inventories were marked to fair value);

•	Acquisition integration and transaction costs; and

•
MTM pension and other postretirement benefit plans loss due to an interim remeasurement of the Workington, UK pension plan obligation triggered by the closure of the Workington, UK acetate tow manufacturing facility.

in each case for the periods and in the amounts in the table below.

Non - GAAP Financial Measures -- Excluded Non-Core Items

	Second Quarter		First Six Months
(Dollars in millions)	2015	2014	2015	2014
Non-core items impacting operating earnings:
Asset impairments and restructuring charges (gains), net (1)	$0	$(7)	$109	$6
Acquisition integration and transaction costs	9	10	17	19
Additional costs of acquired inventories	—	2	7	2
Mark-to-market pension and other postretirement benefits loss	2	—	2	—

(1)	See Results of Operations - Earnings from Continuing Operations and Diluted Earnings per Share for additional item excluded only from earnings per share.

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

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

As anticipated, the Company's second quarter and first six months 2015 sales revenue and operating results benefited from the 2014 acquisitions. The comparisons of sales revenues under "Results of Operations" and "Summary by Operating Segment" below include the contribution to revenue and earnings of businesses acquired in 2014.

The Company generated sales revenue of $2.53 billion and $2.46 billion in second quarter 2015 and 2014, respectively, and sales revenue of $5.0 billion and $4.8 billion in first six months 2015 and 2014, respectively. Sales revenue increased $73 million and $211 million in second quarter and first six months 2015 compared to second quarter and first six months 2014, respectively. Sales revenue increased primarily due to sales volume from the acquired businesses and higher AM and AFP segments sales volume, partially offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, lower Fibers segment sales volume, and an unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $469 million in second quarter 2015 compared with $436 million in second quarter 2014. Excluding the non-core items referenced in "Non-GAAP Financial Measures", operating earnings in second quarter 2015 and 2014 were $480 million and $441 million, respectively. Adjusted operating earnings increased in second quarter 2015 primarily due to improved spread as lower raw material and energy costs exceeded lower selling prices by $89 million and earnings from the acquired businesses. Adjusted operating earnings were negatively impacted $58 million by commodity hedges, particularly for propane, and by an unfavorable shift in foreign currency exchange rates of $27 million.

Operating earnings were $780 million in first six months 2015 compared with $797 million in first six months 2014. Excluding the non-core items referenced in "Non-GAAP Financial Measures", operating earnings in first six months 2015 and 2014 were $915 million and $824 million, respectively. Adjusted operating earnings increased in first six months 2015 primarily due to improved spread as lower raw material and energy costs exceeded lower selling prices by $149 million and earnings from the acquired businesses. Adjusted operating earnings were negatively impacted $80 million by commodity hedges, particularly for propane, and by an unfavorable shift in foreign currency exchange rates of $42 million.

Earnings and diluted earnings per share attributable to Eastman were as follows:

	Second Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$297	$1.98	$290	$1.92
Total non-core items	3	0.03	1	0.00
Earnings from continuing operations excluding non-core items, net of tax	$300	$2.01	$291	$1.92

	First Six Months
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$468	$3.12	$523	$3.43
Total non-core items	108	0.73	15	0.11
Earnings from continuing operations excluding non-core items, net of tax	$576	$3.85	$538	$3.54

The Company generated $682 million in cash from operating activities in first six months 2015 compared with cash generated by operating activities of $389 million in first six months 2014. The increase in cash from operating activities was primarily due to earnings and a lower than usual increase in working capital primarily due to the impact on inventory costs of the recent decline in raw material and energy costs.

RESULTS OF OPERATIONS

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Sales	$2,533	$2,460	$73	3%	$4,976	$4,765	$211	4%
Acquired business effect			364	15%			752	16%
Volume / product mix effect			(48)	(2)%			(114)	(3)%
Price effect			(173)	(7)%			(299)	(6)%
Exchange rate effect			(70)	(3)%			(128)	(3)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased $73 million and $211 million in second quarter and first six months 2015 compared to second quarter and first six months 2014, respectively. Sales revenue increased primarily due to sales volume from the acquired businesses and higher AM and AFP segments sales volume, partially offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, lower Fibers segment sales volume, and an unfavorable shift in foreign currency exchange rates.

	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Gross Profit	$720	$657	10%	$1,376	$1,252	10%
Additional costs of acquired inventories	—	2		7	2
Mark-to-market pension and other postretirement benefits loss	2	—		2	—
Gross Profit excluding non-core items	$722	$659	10%	$1,385	$1,254	10%

Gross profit increased in second quarter 2015 compared with second quarter 2014, primarily due to gross profit from improved spread as lower raw material and energy costs exceeded lower selling prices by $89 million and from the acquired businesses. Gross profit was negatively impacted $58 million by commodity hedges, particularly for propane, and by an unfavorable shift in foreign currency exchange rates of $32 million.

Gross profit increased in first six months 2015 compared to first six months 2014 primarily due to gross profit from the acquired businesses, and improved spread as lower raw material and energy costs exceeded lower selling prices by $149 million. Gross profit was negatively impacted $80 million by commodity hedges, particularly for propane, and by an unfavorable shift in foreign currency exchange rates of $51 million.

Gross profit in second quarter and first six months 2015 included $2 million MTM loss in the Fibers segment due to the interim remeasurement of the Workington, UK pension plan, triggered by the closure of the Workington, UK acetate tow manufacturing facility.

	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selling, General and Administrative Expenses	$194	$172	13%	$374	$340	10%
Acquisition integration and transaction costs	(9)	(10)		(17)	(19)
Selling, General, and Administrative Expenses excluding non-core items	$185	$162	14%	$357	$321	11%
SG&A expenses in second quarter and first six months 2015 were higher compared to second quarter and first six months 2014. Excluding non-core items, SG&A expenses were higher primarily due to SG&A expenses of acquired businesses.

	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Research and Development Expenses	$57	$56	2%	$113	$109	4%

R&D expenses were slightly higher in second quarter and first six months 2015 compared to second quarter and first six months 2014 primarily due to R&D expenses of acquired businesses.

Asset Impairments and Restructuring Charges (Gains), Net

In first six months 2015 there were net asset impairments and restructuring charges of $109 million.

During second quarter 2015, net asset impairments and restructuring charges of $7 million consisted of restructuring charges, primarily for dismantlement related to the closure of the Workington, UK acetate tow manufacturing facility. The charges were offset by a pension curtailment gain of $7 million as a result of the Workington, UK acetate tow facility closure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first six months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which is expected to be substantially completed in 2015. Management anticipates annual cost savings in the Fibers segment of approximately $20 million, primarily cost of sales, to be realized beginning upon completion of the closure. Additionally, in first six months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

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

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Operating earnings	$469	$436	8%	$780	$797	(2)%
Asset impairments and restructuring charges (gains), net	—	(7)		109	6
Acquisition integration and transaction costs	9	10		17	19
Additional costs of acquired inventories	—	2		7	2
Mark-to-market pension and other postretirement benefits loss	2	—		2	—
Operating earnings excluding non-core items	$480	$441	9%	$915	$824	11%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Gross interest costs	$72	$50		$144	$97
Less: Capitalized interest	2	2		4	4
Interest expense	70	48	46%	140	93	51%
Interest income	4	3		8	6
Net interest expense	$66	$45	47%	$132	$87	52%

Net interest expense increased $21 million in second quarter 2015 compared to second quarter 2014 and increased $45 million in first six months 2015 compared to first six months 2014, primarily due to interest on the additional $3 billion of debt incurred in fourth quarter 2014 to finance the Taminco acquisition and on the additional $500 million of debt incurred in May 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	Second Quarter		First Six Months
(Dollars in millions)	2015	2014	2015	2014
Foreign exchange transaction (gains) losses, net	$3	$—	$(5)	$—
(Income) loss from equity investments and other investment (gains) losses, net	(4)	(2)	(8)	(5)
Other, net	2	(6)	3	(6)
Other charges (income), net	$1	$(8)	$(10)	$(11)

Included in other charges (income), net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and in second quarter 2014 certain litigation costs and earnings. Included in "Foreign exchange transaction (gains) losses, net" are gains from the revaluation of foreign entity assets and liabilities partially offset by losses from certain derivatives. See Note 7, "Derivatives", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2015	2014	2015	2014
Provision for income taxes, as reported	$104	$107	$188	$195
Effective tax rate	26%	27%	29%	27%

The second quarter 2015 effective tax rate included $6 million benefit from the settlement of non-U.S. income tax audits. The first six months 2015 effective tax rate was negatively impacted by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions. Excluding non-core items, the second quarter and first six months 2015 effective tax rates on reported earnings were 27 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share

	Second Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$297	$1.98	$290	$1.92
Asset impairments and restructuring charges (gains), net of tax (1)	(4)	(0.02)	(6)	(0.04)
Acquisition integration and transaction costs, net of tax	6	0.04	6	0.04
Additional costs of acquired inventories, net of tax	—	—	1	—
Mark-to-market pension and other post-employment benefits loss, net of tax	1	0.01	—	—
Earnings from continuing operations excluding non-core items, net of tax	$300	$2.01	$291	$1.92
(1) Second quarter 2015 tax adjustment related to Workington, UK acetate tow facility closure.
	First Six Months
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$468	$3.12	$523	$3.43
Asset impairments and restructuring charges (gains), net of tax	92	0.62	3	0.02
Acquisition transaction and integration costs, net of tax	11	0.07	11	0.08
Additional costs of acquired inventories, net of tax	4	0.03	1	0.01
Mark-to-market pension and other post-employment benefits loss, net of tax	1	0.01	—	—
Earnings from continuing operations excluding non-core items, net of tax	$576	$3.85	$538	$3.54

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$616	$452	$164	36%	$1,225	$875	$350	40%
Acquired business effect			191	42%			401	46%
Volume / product mix effect			22	5%			23	3%
Price effect			(33)	(7)%			(43)	(5)%
Exchange rate effect			(16)	(4)%			(31)	(4)%

Operating earnings	119	105	14	13%	239	199	40	20%
Asset impairments and restructuring charges (gains), net	—	(2)	2		—	(2)	2
Operating earnings excluding non-core items	119	103	16	16%	239	197	42	21%

Sales revenue in second quarter and first six months 2015 increased compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Taminco specialty amines and crop protection businesses, and higher coatings products sales volume attributed to demand in key end-markets including transportation and building and construction. These items were partially offset by lower coatings and other formulated products selling prices due to lower raw material and energy costs and an unfavorable shift in foreign currency exchange rates.

Operating earnings increased in second quarter and first six months 2015 compared to second quarter and first six months 2014 primarily as a result of earnings of the acquired Taminco specialty amines and crop protection businesses, and improved spread as lower raw material and energy costs exceeded lower coatings and other formulated products selling prices by $15 million and $17 million, respectively, partially offset by $12 million and $17 million, respectively, negative impact of commodity hedges, primarily for propane, and an unfavorable shift in foreign currency exchange rates of $5 million and $9 million, respectively.

Adhesives & Plasticizers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$317	$358	$(41)	(11)%	$637	$703	$(66)	(9)%
Volume / product mix effect			(9)	(2)%			(13)	(2)%
Price effect			(18)	(5)%			(26)	(3)%
Exchange rate effect			(14)	(4)%			(27)	(4)%

Operating earnings	63	56	7	13%	116	103	13	13%

Sales revenue in second quarter and first six months 2015 decreased compared to second quarter 2014 and first six months 2014 primarily due to lower plasticizers products selling prices and an unfavorable shift in foreign currency exchange rates. Lower plasticizers products selling prices were primarily in response to lower raw material and energy costs and continued competitive pressures resulting from weakened demand in Asia Pacific and Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in second quarter and first six months 2015 compared to second quarter and first six months 2014, primarily due to $31 million and $47 million, respectively, of lower raw material and energy costs and lower plasticizers products selling prices partially offset by slightly higher adhesives resins products selling prices. The higher adhesives resins products selling prices were attributed to demand in packaging and hygiene markets and constrained industry supply due to limited raw material availability. This was partially offset by higher operating costs of $8 million and $7 million, respectively, an unfavorable shift in foreign currency exchange rates of $7 million and $11 million, respectively, and the negative impact of commodity hedges, primarily for propane, of $6 million and $8 million, respectively.

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$647	$631	$16	3%	$1,208	$1,212	$(4)	—%
Acquired business effect			36	6%			66	6%
Volume / product mix effect			35	6%			25	2%
Price effect			(27)	(4)%			(44)	(4)%
Exchange rate effect			(28)	(5)%			(51)	(4)%

Operating earnings	135	80	55	69%	203	141	62	44%
Additional costs of acquired inventories	—	—	—		7	—	7
Asset impairments and restructuring charges (gains), net	—	—	—		—	10	(10)
Operating earnings excluding non-core items	135	80	55	69%	210	151	59	39%

Sales revenue in second quarter 2015 increased compared to second quarter 2014 due to higher sales volume across the segment including Eastman Tritan™ copolyester and interlayers with acoustic properties, and sales of products of the acquired Commonwealth performance films business, partially offset by an unfavorable shift in foreign currency exchange rates and lower selling prices primarily for copolyesters due to lower raw material and energy costs.

Sales revenue in first six months 2015 decreased compared to first six months 2014 as sales of products of the acquired Commonwealth business and higher sales volume were more than offset by an unfavorable shift in foreign currency exchange rates and lower selling prices primarily for copolyesters due to lower raw material and energy costs.

Operating earnings in first six months 2015 included additional costs of acquired Commonwealth inventories of $7 million. Operating earnings in first six months 2014 included asset impairment and restructuring charges of $10 million primarily for the closure of a Flexvue® production facility. Excluding these non-core items, operating earnings in second quarter and first six months 2015 increased compared to second quarter and first six months 2014 primarily due to higher sales volume and resulting higher capacity utilization which led to $26 million and $33 million, respectively, in lower unit costs and improved product mix, especially of Eastman Tritan™ copolyester and interlayers with acoustic properties. Operating earnings also benefited from earnings from the acquired business and improved spread as lower raw material and energy costs exceeded lower selling prices by $15 million and $14 million, respectively. These items were partially offset by an unfavorable shift in foreign currency exchange rates of $10 million and $15 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$299	$386	$(87)	(23)%	$583	$740	$(157)	(21)%
Volume / product mix effect			(84)	(22)%			(157)	(21)%
Price effect			(1)	—%			3	—%
Exchange rate effect			(2)	(1)%			(3)	—%

Operating earnings	93	123	(30)	(24)%	86	240	(154)	(64)%
Asset impairments and restructuring charges (gains), net	(2)	—	(2)		95	—	95
Operating earnings excluding non-core items	91	123	(32)	(26)%	181	240	(59)	(25)%

Sales revenue in second quarter and first six months 2015 decreased compared to second quarter and first six months 2014, primarily due to lower acetate tow and acetyl chemicals sales volume attributed to customer inventory destocking.

Operating earnings in second quarter and first six months 2015 decreased compared to second quarter and first six months 2014. Excluding non-core items, operating earnings decreased in second quarter and first six months 2015 compared to second quarter and first six months 2014 primarily due to lower acetate tow sales volume.

As a result of acetate tow market conditions, including additional industry capacity, management decided in first quarter 2015 to close its Workington, UK acetate tow manufacturing site resulting in $95 million of asset impairments and restructuring charges. Site closure is expected to be substantially completed in 2015. Management anticipates annual cost savings of approximately $20 million, primarily cost of sales, to be realized beginning upon completion of the closure. The Workington site has 24,000 metric tons of acetate tow manufacturing capacity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$642	$633	$9	1%	$1,299	$1,234	$65	5%
Acquired business effect			126	20%			263	21%
Volume / product mix effect			(13)	(2)%			7	—%
Price effect			(94)	(15)%			(189)	(15)%
Exchange rate effect			(10)	(2)%			(16)	(1)%

Operating earnings	83	94	(11)	(12)%	185	158	27	17%
Additional costs of acquired inventories	—	2	(2)		—	2	(2)
Operating earnings excluding non-core items	83	96	(13)	(14)%	185	160	25	16%

Sales revenue in second quarter and first six months 2015 increased compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Taminco functional amines and aviation turbine oil businesses, mostly offset by lower olefin-based intermediates selling prices. The lower selling prices were primarily in response to lower raw material and energy costs.

Operating earnings in second quarter 2015 decreased compared to second quarter 2014. Excluding non-core items, operating earnings decreased in second quarter 2015 primarily due to earnings from acquired businesses being more than offset by the $35 million negative impact of commodity hedges, primarily for propane.

Operating earnings increased in first six months 2015 compared to first six months 2014. Excluding non-core items, operating earnings increased in first six months 2015 primarily due to improved spread as lower raw material and energy costs exceeded lower selling prices by $50 million and earnings from the acquired businesses, partially offset $50 million by the negative impact of commodity hedges, primarily for propane, and by an unfavorable shift in foreign currency exchange rates of $7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
(Dollars in millions)	2015	2014	2015	2014

Sales	$12	$—	$24	$1

Operating loss
Growth initiatives and businesses not allocated to segments	$(22)	$(15)	$(48)	$(28)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	8	3	17	6
Acquisition integration, transaction, and restructuring costs	(10)	(10)	(18)	(22)
Operating loss before exclusions	(24)	(22)	(49)	(44)
Acquisition integration and transaction costs	9	10	17	19
Mark-to-market pension and other postretirement benefits loss	2	—	2	—
Asset impairments and restructuring charges (gains), net	2	(5)	14	(2)
Operating loss excluding non-core items	$(11)	$(17)	$(16)	$(27)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). Sales revenue in second quarter and first six months 2015 increased compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Knowlton business, part of the Eastman™ microfiber technology platform.

Included in second quarter and first six months 2015 operating losses are integration and transaction costs of $9 million and $17 million, respectively primarily for the acquired Taminco and Commonwealth businesses. Included in first six months 2015 operating losses are $12 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

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

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter			First Six Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
United States and Canada	$1,142	$1,138	—%	$2,302	$2,211	4%
Asia Pacific	624	654	(5)%	1,141	1,255	(9)%
Europe, Middle East, and Africa	625	544	15%	1,250	1,058	18%
Latin America	142	124	15%	283	241	17%
	$2,533	$2,460	3%	$4,976	$4,765	4%

Sales revenue in United States and Canada increased slightly in second quarter and first six months 2015 compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Taminco, Commonwealth, Knowlton, and aviation turbine oil businesses partially offset by lower SFI, A&P, AFP and AM segments sales revenue, primarily due to lower selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific decreased in second quarter and first six months 2015 compared to second quarter and first six months 2014, primarily due to lower Fibers segment sales volume, particularly for acetate tow, partially offset by sales of products of the acquired Taminco, Commonwealth and aviation turbine oil businesses.

Sales revenue in Europe, Middle East, and Africa increased in second quarter and first six months 2015 compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Taminco and aviation turbine oil businesses, partially offset by an unfavorable shift in foreign currency exchange rates.

Sales revenue in Latin America increased in second quarter and first six months 2015 compared to second quarter and first six months 2014, primarily due to sales of products of the acquired Taminco businesses.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Six Months
(Dollars in millions)	2015	2014
Net cash provided by (used in)
Operating activities	$682	$389
Investing activities	(265)	(524)
Financing activities	(359)	71
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Net change in cash and cash equivalents	54	(62)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$268	$175

Cash provided by operating activities was $682 million in first six months 2015 compared with $389 million in first six months 2014. The increase in cash from operating activities was primarily due to earnings and a lower than usual increase in working capital primarily due to the impact on inventory costs of the recent decline in raw material and energy costs.

Cash used in investing activities decreased $259 million in first six months 2015 compared with first six months 2014. The decrease was primarily due to cash used for the acquisition of the aviation turbine oil business in first six months 2014. Cash used for additions to properties and equipment was $266 million in first six months 2015 and $254 million in first six months 2014.

Cash used in financing activities was $359 million in first six months 2015 compared with $71 million cash provided in first six months 2014. The increase in cash used is primarily due to the repayment of borrowings in 2015 compared to proceeds from borrowings in 2014 used for acquisitions. This was partially offset by lower share repurchases in first six months of 2015 compared to first six months 2014. During first six months 2015, the Company had net proceeds of $157 million from commercial paper borrowings and $250 million from its accounts receivable securitization facility (the "A/R Facility") and $625 million repayment of term loan borrowings. During first six months 2014, the Company has net proceeds of $490 million from the issuance of new debt and $26 million from commercial paper borrowings. Share repurchases totaled $31 million in first six months 2015 compared with $360 million in first six months 2014. Dividend payments were $119 million in first six months 2015 and $106 million in first six months 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The priorities for uses of available cash in 2015 are payment of the quarterly stock dividend, repayment of debt, funding targeted growth initiatives, pension funding, and stock repurchases primarily to offset dilution.

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2019. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At June 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility is available for general corporate purposes and provides liquidity support for commercial paper borrowings. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis and intends, at least over the next twelve months, to maintain commercial paper borrowings at current levels. At June 30, 2015, the Company's commercial paper borrowings were $392 million with a weighted average interest rate of 0.50 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

In July 2015, the Company amended its $250 million A/R Facility to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At June 30, 2015 the Company's borrowings under the A/R Facility were $250 million secured by trade receivables with an interest rate of 0.91 percent. At December 31, 2014 the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $858 million and $1.265 billion as of June 30, 2015 and December 31, 2014, respectively. The Company would not violate applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In 2015, the Company expects U.S. defined benefit pension plan funding of $100 million.

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

Capital Expenditures

Capital expenditures were $266 million and $254 million in first six months 2015 and 2014, respectively. The expenditures in first six months 2015 were primarily for organic growth initiatives particularly in the SFI and AM segments, improvements to plants, and purchases of equipment. The expenditures in first six months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments. The Company expects that 2015 capital spending will be between $700 million and $725 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, investment in the Kuantan, Malaysia site in the AFP and AM segments, additional expansion of Eastman Tritan™ copolyester capacity in Kingsport, Tennessee, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales. Capital expenditures in 2015 are expected to include approximately $70 million for the recently acquired Taminco facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

Debt Securities and Term Loan

At June 30, 2015, the Company's borrowings totaled approximately $7.3 billion to be paid over a period of approximately 30 years. See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of June 30, 2015, the Term Loan Agreement balance outstanding was $375 million with an interest rate of 1.44 percent. In second quarter 2015, $625 million of the Term Loan Agreement balance was repaid primarily using available cash and proceeds from borrowings under the A/R Facility and commercial paper. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at June 30, 2015 totaling $2.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $267 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at June 30, 2015, totaling $2.3 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of June 30, 2015, there have been no material changes to the Company's commitments at December 31, 2014. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2014 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $176 million (the U.S. Dollar equivalent of the €158 million commitment amount as of June 30, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amount of cumulative receivables sold in second quarter and first six months 2015, was $240 million and $509 million, respectively. The total amount of cumulative receivables sold during the year ended December 31, 2014 since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $124 million and $105 million at June 30, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recorded. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Treasury Stock

In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of June 30, 2015, a total of 3,368,029 shares have been repurchased under this authorization for a total amount of $281 million.

During first six months 2015, the Company repurchased 435,000 shares of common stock for a cost of approximately $31 million.

Dividends

The Company declared cash dividends of $0.40 and $0.35 per share in second quarter 2015 and 2014, respectively, and $0.80 and $0.70 per share in first six months 2015 and 2014, respectively.

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $337 million and $345 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $314 million to the maximum of $539 million and from the minimum or best estimate of $324 million to the maximum of $548 million at June 30, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both June 30, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs was $23 million and $21 million at June 30, 2015 and December 31, 2014, respectively.

Reserves for environmental remediation that management believe to be probable and estimable are recorded as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within 30 years. Changes in the reserves for environmental remediation liabilities during first six months 2015 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recognized in earnings	4
Cash reductions	(14)
Balance at June 30, 2015	$314

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $44 million as of both June 30, 2015 and December 31, 2014, respectively.

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

While the impact of regional and global economic growth on the Company's financial results varies by product and market, management expects global growth in 2015 to be approximately three percent, with the U.S. approximately two percent, Europe approximately one percent, and China below seven percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

•	the full year effective tax rate on reported earnings before income tax to be between 26 percent and 27 percent, excluding non-core items.

Based on first six months results and the foregoing expectations and assumptions, management has increased its outlook for 2015 earnings since the first quarter 2015 10-Q, and expects a solid increase in 2015 earnings per share excluding non-core and non-recurring items.

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

The Company is reliant on certain strategic raw material and energy commodities for its operations which are subject to significant market fluctuations in cost. Significant changes to raw material and energy costs could negatively impact the Company's financial results. The Company seeks to manage and mitigate the impact of this volatility through a number of risk management strategies including formula pricing for sales of certain products, inventory management, and hedging. These risk mitigation measures cannot eliminate all exposure to market fluctuations, and have from time-to-time reduced the positive impact of unexpected decreases of the market price of purchased raw materials. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

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

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - 30, 2015	—	$—	—	$724
May 1 - 31, 2015	30,000	$79.60	30,000	$721
June 1 - 30, 2015	35,000	$77.93	35,000	$719
Total	65,000	$78.71	65,000

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of June 30, 2015, a total of 3,368,029 shares have been repurchased under this authorization for a total amount of $281 million. During first six months 2015, the Company repurchased 435,000 shares of common stock for a cost of approximately $31 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 30, 2015	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number
4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.16	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.17	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.18	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.01	Amended and Restated $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent	60

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	130

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2015	131

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2015	132

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2015	133

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2015	134

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document