Form 10-Q
period 2015-09-30
EASTMAN CHEMICAL CO
filed 2015-11-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2015
Common Stock, par value $0.01 per share	148,607,527
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	58

1A.	Risk Factors	58

2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

6.	Exhibits	59

SIGNATURES

Signatures	60

EXHIBIT INDEX

Exhibit Index	61

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company (the "Company" or "Eastman") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Sales	$2,447	$2,413	$7,423	$7,178
Cost of sales	1,752	1,777	5,352	5,290
Gross profit	695	636	2,071	1,888
Selling, general and administrative expenses	178	171	552	511
Research and development expenses	64	56	177	165
Asset impairments and restructuring charges, net	21	71	130	77
Operating earnings	432	338	1,212	1,135
Net interest expense	66	45	198	132
Other (income) charges, net	13	(5)	2	(16)
Earnings from continuing operations before income taxes	353	298	1,012	1,019
Provision for income taxes from continuing operations	95	86	283	281
Earnings from continuing operations	258	212	729	738
Earnings from discontinued operations, net of tax	—	—	—	2
Net earnings	$258	$212	$729	$740
Less: Net earnings attributable to noncontrolling interest	2	2	5	5
Net earnings attributable to Eastman	$256	$210	$724	$735
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$256	$210	$724	$733
Earnings from discontinued operations, net of tax	—	—	—	2
Net earnings attributable to Eastman stockholders	$256	$210	$724	$735
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$1.73	$1.41	$4.87	$4.89
Earnings from discontinued operations	—	—	—	0.01
Basic earnings per share attributable to Eastman	$1.73	$1.41	$4.87	$4.90
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$1.71	$1.39	$4.83	$4.83
Earnings from discontinued operations	—	—	—	0.02
Diluted earnings per share attributable to Eastman	$1.71	$1.39	$4.83	$4.85

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2015	2014	2015	2014
Comprehensive Income
Net earnings including noncontrolling interest	$258	$212	$729	$740
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(47)	(127)	(183)	(114)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(4)	(15)	(12)
Derivatives and hedging:
Unrealized gain (loss) during period	(66)	36	(27)	42
Reclassification adjustment for (gain) loss included in net income	34	—	56	(9)
Total other comprehensive income (loss), net of tax	(83)	(95)	(169)	(93)
Comprehensive income including noncontrolling interest	175	117	560	647
Comprehensive income attributable to noncontrolling interest	2	2	5	5
Comprehensive income attributable to Eastman	$173	$115	$555	$642
Retained Earnings
Retained earnings at beginning of period	$4,893	$4,431	$4,545	$4,012
Net earnings attributable to Eastman	256	210	724	735
Cash dividends declared	(59)	(53)	(179)	(159)
Retained earnings at end of period	$5,090	$4,588	$5,090	$4,588

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$309	$214
Trade receivables, net	968	936
Miscellaneous receivables	152	264
Inventories	1,484	1,509
Other current assets	269	250
Total current assets	3,182	3,173
Properties
Properties and equipment at cost	11,052	11,026
Less: Accumulated depreciation	6,007	5,939
Net properties	5,045	5,087
Goodwill	4,482	4,486
Intangible assets, net of accumulated amortization	2,718	2,905
Other noncurrent assets	453	421
Total assets	$15,880	$16,072
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,549	$1,721
Borrowings due within one year	251	301
Total current liabilities	1,800	2,022
Long-term borrowings	7,029	7,248
Deferred income tax liabilities	1,004	946
Post-employment obligations	1,380	1,498
Other long-term liabilities	711	768
Total liabilities	11,924	12,482
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 216,873,620 and 216,256,971 for 2015 and 2014, respectively)	2	2
Additional paid-in capital	1,856	1,817
Retained earnings	5,090	4,545
Accumulated other comprehensive loss	(446)	(277)
	6,502	6,087
Less: Treasury stock at cost (68,316,891 shares for 2015 and 67,660,313 shares for 2014)	2,625	2,577
Total Eastman stockholders' equity	3,877	3,510
Noncontrolling interest	79	80
Total equity	3,956	3,590
Total liabilities and stockholders' equity	$15,880	$16,072

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2015	2014
Operating activities
Net earnings	$729	$740
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	429	328
Asset impairment charges	107	50
Gain on sale of assets	—	(5)
Provision for deferred income taxes	29	58
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(54)	(118)
(Increase) decrease in inventories	(23)	(76)
Increase (decrease) in trade payables	(139)	(12)
Pension and other postretirement contributions (in excess of) less than expenses	(147)	(76)
Variable compensation (in excess of) less than expenses	20	(8)
Other items, net	99	68
Net cash provided by operating activities	1,050	949
Investing activities
Additions to properties and equipment	(426)	(406)
Proceeds from sale of assets	4	13
Acquisitions, net of cash acquired	(45)	(325)
Additions to capitalized software	(2)	(2)
Other items, net	2	2
Net cash used in investing activities	(467)	(718)
Financing activities
Net increase (decrease) in commercial paper borrowings	157	(185)
Proceeds from borrowings	250	615
Repayment of borrowings	(675)	(125)
Dividends paid to stockholders	(179)	(159)
Treasury stock purchases	(48)	(410)
Dividends paid to noncontrolling interest	(6)	(9)
Proceeds from stock option exercises and other items, net	20	22
Net cash used in financing activities	(481)	(251)
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Net change in cash and cash equivalents	95	(25)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$309	$212

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Off Balance Sheet Financing Arrangements

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco Corporation ("Taminco"). The non-recourse factoring facilities have a combined limit of $177 million (the U.S. Dollar equivalent of the €158 million limit amount as of September 30, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in third quarter and first nine months 2015, were approximately $245 million and $780 million, respectively. The total amount of cumulative receivables sold during the year ended December 31, 2014, since the acquisition of Taminco on December 5, 2014, was $70 million. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $117 million and $105 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

2.	ACQUISITIONS

Taminco Corporation

On December 5, 2014, the Company completed its acquisition of Taminco, a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. Taminco's former specialty amines and crop protection businesses are now operated as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are now operated as part of the Specialty Fluids & Intermediates ("SFI") segment. For the preliminary purchase price allocation see Note 2, "Acquisitions", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. During third quarter 2015, the Company continued to refine its preliminary purchase price allocation with no adjustments to goodwill. As of September 30, 2015, the purchase price allocation remains preliminary as management completes its assessment of certain items, primarily environmental, legal, and tax. The purchase price allocation will be finalized in fourth quarter 2015. The following table summarizes the preliminary purchase price allocation for the Taminco acquisition. Any subsequent adjustments are not expected to have a material impact on the Company's results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets acquired and liabilities assumed
(Dollars in millions)	December 31, 2014	2015 Net Adjustments to Fair Value	September 30, 2015
Current assets	$266	$(3)	$263
Properties and equipment	658	(3)	655
Intangible assets	1,002	(13)	989
Other noncurrent assets	37	1	38
Goodwill	1,509	32	1,541
Current liabilities	(161)	1	(160)
Long-term liabilities	(546)	(15)	(561)
Total purchase price, net of cash acquired	$2,765	$—	$2,765

Acquired intangible assets are definite-lived assets and consist primarily of customer relationships, developed technologies, and contracts.

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$604	24
Developed technologies	205	17
Contracts	180	5
Total	$989

Goodwill from the Taminco acquisition has been preliminarily allocated to certain of the Company's reportable segments as set out in the table below. None of the goodwill is deductible for tax purposes.

Goodwill	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$918
Specialty Fluids & Intermediates	623
Total	$1,541

In third quarter and first nine months 2015, the Company recognized $4 million and $15 million, respectively in integration and transaction costs related to the acquisition. In 2014, the Company recognized $15 million in pre-close transaction and integration costs, and $13 million in pre-close financing costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

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

In connection with this acquisition, the Company recognized goodwill equal to the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed. None of the goodwill is deductible for tax purposes.

In third quarter and first nine months 2015, the Company recognized $1 million and $5 million, respectively in integration costs related to the acquisition. In 2014, the Company recognized $7 million in pre-close transaction and integration costs related to the acquisition. Integration and transaction costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. In first six months 2015, the remaining portion of these inventories was sold resulting in an increase in cost of sales of $7 million.

Beginning in December 2014, the Company's consolidated results of operations included the results of Commonwealth. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2015	2014
At FIFO or average cost (approximates current cost)
Finished goods	$1,116	$1,130
Work in process	214	288
Raw materials and supplies	510	553
Total inventories	1,840	1,971
LIFO Reserve	(356)	(462)
Total inventories	$1,484	$1,509

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent at both September 30, 2015 and December 31, 2014.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2015	2014
Trade creditors	$685	$827
Derivative hedging liability	209	227
Accrued payrolls, vacation, and variable-incentive compensation	180	191
Accrued taxes	97	66
Other	378	410
Total payables and other current liabilities	$1,549	$1,721

"Other" consists primarily of accruals for interest payable, dividends payable, post-employment obligations, payroll deductions and employee benefits, accrued taxes, and the current portion of environmental liabilities.

5.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2015	2014	2015	2014
Provision for income taxes from continuing operations	$95	$86	$283	$281
Effective tax rate	27%	29%	28%	28%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2015	2014
Borrowings consisted of:
3% notes due 2015	$250	$250
2.4% notes due 2017	999	998
6.30% notes due 2018	167	169
5.5% notes due 2019	250	250
2.7% notes due 2020	799	798
4.5% notes due 2021	250	250
3.6% notes due 2022	903	903
7 1/4% debentures due 2024	244	244
7 5/8% debentures due 2024	54	54
3.8% notes due 2025	796	796
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	877	877
Credit facilities and commercial paper borrowings	967	1,235
Capital leases	5	6
Total borrowings	7,280	7,549
Borrowings due within one year	251	301
Long-term borrowings	$7,029	$7,248

Credit Facility and Commercial Paper Borrowings

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of September 30, 2015, the Term Loan Agreement balance outstanding was $350 million with an interest rate of 1.44 percent. In third quarter 2015, $25 million of the Term Loan Agreement balance was repaid using available cash. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that was amended in October 2015 to extend the maturity to October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis and intends, at least over the next twelve months, to maintain commercial paper borrowings at current levels. At September 30, 2015, the Company's commercial paper borrowings were $392 million with a weighted average interest rate of 0.50 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At September 30, 2015, the Company's borrowings under the A/R Facility were $225 million secured by trade receivables with an interest rate of 0.95 percent. In third quarter 2015, $25 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2014, the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $883 million and $1.265 billion as of September 30, 2015 and December 31, 2014, respectively. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at September 30, 2015, and December 31, 2014, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings, which include the Term Loan Agreement, A/R Facility, commercial paper, and capital leases equals the carrying value and is classified as Level 2.

		Fair Value Measurements at September 30, 2015
(Dollars in millions)	Recorded Amount September 30, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,029	$7,146	$6,176	$970	$—

		Fair Value Measurements at December 31, 2014
(Dollars in millions)	Recorded Amount December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,248	$7,557	$6,366	$1,191	$—

7.	DERIVATIVES

Hedging Programs

The Company is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transaction, the Company uses various derivative financial instruments when appropriate in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The Company does not enter into derivative transactions for speculative purposes.

For further information on hedging programs, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In 2014, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.6% notes due 2022. As of September 30, 2015 and December 31, 2014, the total notional amount of the Company's interest rate swaps was $275 million.

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)		Fair Value Measurement
Derivative Assets	Statement of Financial Position Location	September 30, 2015	December 31, 2014
Interest rate swap	Other noncurrent assets	$12	$5

Derivatives' Fair Value Hedging Relationships

	Third quarter
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		September 30, 2015	September 30, 2014
Interest rate swaps	Net interest expense	$3	$2

	Nine Months Ended
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		September 30, 2015	September 30, 2014
Interest rate swaps	Net interest expense	$10	$3

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total notional amounts	September 30, 2015	December 31, 2014

Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€696	€810
EUR/USD (in approximate USD equivalent)	$795	$1,000
JPY/USD (in JPY)	¥3,000	¥4,800
JPY/USD (in approximate USD equivalent)	$25	$40
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	0	14
Feedstock (in million barrels)	25	33
Feedstock (in thousand metric tons)	8	30
Energy (in million million british thermal units)	28	25
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	September 30, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Other current assets	$—	$2
Foreign exchange contracts	Other current assets	66	61
Foreign exchange contracts	Other noncurrent assets	84	71
		$150	$134

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	September 30, 2015	December 31, 2014
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$177	$193
Commodity contracts	Other long-term liabilities	250	289
Foreign exchange contracts	Payables and other current liabilities	2	10
Forward starting interest rate swap contracts	Other long-term liabilities	34	16
		$463	$508

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

	Third Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Commodity contracts	$(6)	$(22)	Sales	$1	$—
			Cost of Sales	(74)	(1)
Foreign exchange contracts	(11)	57	Sales	20	4
Forward starting interest rate swap contracts	(15)	1	Net interest expense	(1)	(2)
	$(32)	$36		$(54)	$1

	First Nine Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Commodity contracts	$21	$(27)	Sales	$4	$—
			Cost of sales	(152)	18
Foreign exchange contracts	16	59	Sales	63	3
Forward starting interest rate swap contracts	(8)	1	Net interest expense	(5)	(6)
	$29	$33		$(90)	$15

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of $386 million at September 30, 2015 and $8 million at September 30, 2014. Losses reclassified from Accumulated Other Comprehensive Income increased in 2015 compared to 2014 as a result of a sharp decline in commodity prices, particularly propane, partially offset by increased gains resulting from a weaker Euro and Japanese Yen relative to the U.S. Dollar. If realized, $142 million net losses as of September 30, 2015 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in the line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized $11 million net losses during third quarter 2015 and $1 million net gains during third quarter 2014 on nonqualifying derivatives. The Company recognized approximately $23 million net losses and $4 million net gains on nonqualifying derivatives during the first nine months of 2015 and 2014, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2015
Description	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$162	$—	$162	$—
Derivative Liabilities	(463)	—	(463)	—
	$(301)	$—	$(301)	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$—	$137	$2
Derivative Liabilities	(508)	—	(508)	—
	$(369)	$—	$(371)	$2

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

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. Management has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $160 million and a derivative in a net liability position of $461 million as of September 30, 2015. The Company does not have any cash collateral due under such agreements.

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

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$10	$3	$11	$4	$2	$2
Interest cost	21	7	24	7	9	11
Expected return on assets	(38)	(9)	(36)	(9)	(1)	(2)
Amortization of:
Prior service (credit) cost	(1)	—	(1)	—	(6)	(6)
Net periodic benefit (credit) cost	$(8)	$1	$(2)	$2	$4	$5

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$29	$11	$31	$11	$6	$6
Interest cost	65	20	74	23	29	33
Expected return on assets	(111)	(28)	(107)	(28)	(4)	(5)
Curtailment gain(1)	—	(7)	—	—	—	—
Amortization of:
Prior service (credit) cost	(3)	—	(3)	—	(18)	(18)
Mark-to-market pension and other postretirement benefits loss(2)	—	2	—	—	—	—
Net periodic benefit (credit) cost	$(20)	$(2)	$(5)	$6	$13	$16

(1)	Gain in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility.

(2)	Mark-to-market loss due to the interim remeasurement of the Workington, UK pension plan, triggered by the closure of the Workington, UK acetate tow manufacturing facility.

First nine months 2015 includes pension curtailment gains related to the remeasurement of the Workington, UK pension plan triggered by the closure of the Workington, UK acetate tow manufacturing facility. The remeasurement of the plan also resulted in a mark-to-market ("MTM") loss which was primarily due to asset returns being lower than expected returns.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company contributed $90 million and $47 million to its U.S. defined benefit pension plans in first nine months 2015 and 2014, respectively.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2015, totaling $1.6 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $272 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 45 percent relate to railcars; and approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees at September 30, 2015, totaled $121 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $339 million and $345 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $315 million to the maximum of $526 million and from the minimum or best estimate of $324 million to the maximum of $548 million at September 30, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and include the minimum or best estimate amounts accrued at both September 30, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other charges (income), net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recognized in earnings	11
Cash reductions	(20)
Balance at September 30, 2015	$315

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $24 million and $21 million at September 30, 2015 and December 31, 2014, respectively.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is recognized in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2015	December 31, 2014
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	304	310
Total	$339	$345

The Company also has contractual asset retirement obligations other than for environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily for the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $43 million and $44 million at September 30, 2015 and December 31, 2014, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2015 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2014	2	1,817	4,545	(277)	(2,577)	3,510	80	3,590
Net Earnings	—	—	724	—	—	724	5	729
Cash Dividends Declared (1) ($1.20 per share)	—	—	(179)	—	—	(179)	—	(179)
Other Comprehensive Income	—	—	—	(169)	—	(169)	—	(169)
Share-Based Compensation Expense (2)	—	30	—	—	—	30	—	30
Stock Option Exercises	—	7	—	—	—	7	—	7
Other (3)	—	2	—	—	—	2	—	2
Share Repurchase	—	—	—	—	(48)	(48)	—	(48)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2015	2	1,856	5,090	(446)	(2,625)	3,877	79	3,956

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Fair value of share-based awards.

(3)
Paid in capital includes tax benefits/charges relating to the differences between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$133	$78	$(39)	$(1)	$171
Period change	(201)	(17)	(230)	—	(448)
Balance at December 31, 2014	(68)	61	(269)	(1)	(277)
Period change	(183)	(15)	29	—	(169)
Balance at September 30, 2015	$(251)	$46	$(240)	$(1)	$(446)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. The Company recognizes deferred income taxes on the cumulative translation adjustment related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are provided on the cumulative translation adjustment of other subsidiaries outside the United States, as such cumulative translation adjustment is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2015		2014
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(47)	$(47)	$(127)	$(127)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(7)	(4)	(7)	(4)
Derivatives and hedging: (2)
Unrealized gain (loss)	(107)	(66)	58	36
Reclassification adjustment for (gain) loss included in net income	55	34	—	—
Change in derivatives and hedging	(52)	(32)	58	36
Total other comprehensive income (loss)	$(106)	$(83)	$(76)	$(95)

	First Nine Months
	2015		2014
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(183)	$(183)	$(115)	$(114)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(21)	(15)	(21)	(12)
Derivatives and hedging:(2)
Unrealized gain (loss)	(44)	(27)	67	42
Reclassification adjustment for (gain) loss included in net income	90	56	(14)	(9)
Change in derivatives and hedging	46	29	53	33
Total other comprehensive income (loss)	$(158)	$(169)	$(83)	$(93)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations:

	Third Quarter		First Nine Months
	2015	2014	2015	2014
(In millions, except per share amounts)
Numerator
Earnings attributable to Eastman:
Earnings from continuing operations, net of tax	$256	$210	$724	$733

Denominator
Weighted average shares used for basic EPS	148.6	148.7	148.6	149.8
Dilutive effect of stock options and other awards	1.2	1.6	1.2	1.7
Weighted average shares used for diluted EPS	149.8	150.3	149.8	151.5

EPS from continuing operations (1)
Basic	$1.73	$1.41	$4.87	$4.89
Diluted	$1.71	$1.39	$4.83	$4.83

(1)	Earnings per share are calculated using whole dollars and shares.

In third quarter and first nine months 2015, common shares underlying options to purchase 773,643 and 264,043 shares, respectively, of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Third quarter and first nine months 2015 reflect the impact of share repurchases of 221,578 and 656,578, respectively.

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

The Company declared cash dividends of $0.40 and $0.35 per share in third quarter 2015 and 2014, respectively, and $1.20 and $1.05 per share in first nine months 2015 and 2014, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

2015

In third quarter and first nine months 2015 there were net asset impairments and restructuring charges of $21 million and $130 million, respectively.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter and first nine months 2015 the Company recognized intangible asset impairments of $18 million in the AM segment primarily to reduce the carrying value of the V-Kool® window films products trade name to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia Inc. ("Solutia") in 2012. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first nine months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which is expected to be substantially completed in 2015. Additionally, in first nine months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

Additionally, during first nine months 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

2014

In third quarter and first nine months 2014 there were net asset impairments and restructuring charges of $71 million and $77 million, respectively.

During third quarter and first nine months 2014, net asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for costs of the closure of a Crystex® research and development facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter and first nine months 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to reduce the carrying value of the Crystex® tradename to the estimated fair value. The impairment resulted from a decrease in projected revenue since the tradename was acquired from Solutia in 2012.

In addition, during third quarter and first nine months 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operation agreement for the São Jose dos Campos, Brazil site resulted in a restructuring charge of $5 million in addition to previously recognized asset impairments and restructuring charges.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2015 and full year 2014:

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2015
Non-cash charges	$—	$107	$(107)	$—	$—
Severance costs	13	15	2	(22)	8
Site closure and restructuring costs	15	8	2	(13)	12
Total	$28	$130	$(103)	$(35)	$20

(Dollars in millions)	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2014
Non-cash charges	$—	$52	$(52)	$—	$—
Severance costs	22	13	—	(22)	13
Site closure and restructuring costs	14	12	(4)	(7)	15
Total	$36	$77	$(56)	$(29)	$28

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2015 and 2014, $9 million and $6 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on third quarter 2015 and 2014 net earnings of $5 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2015 and 2014, $30 million and $23 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the Unaudited Consolidated Statements of Earnings for all share-based awards. The impact on first nine months 2015 and 2014 net earnings of $18 million and $14 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Nine Months
	2015	2014
Other current assets	$29	$23
Other noncurrent assets	43	25
Payables and other current liabilities	92	52
Long-term liabilities and equity	(65)	(32)
Total	$99	$68

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

Third quarter and first nine months 2015 included sales revenue from the acquired Taminco businesses reported in the AFP and SFI segments, and sales revenue from the acquired Commonwealth business reported in the AM segment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2015	2014
Sales
Additives & Functional Products	$602	$458
Adhesives & Plasticizers	305	347
Advanced Materials	624	604
Fibers	320	346
Specialty Fluids & Intermediates	584	650
Total Sales by Segment	2,435	2,405
Other	12	8
Total Sales	$2,447	$2,413

	First Nine Months
(Dollars in millions)	2015	2014
Sales
Additives & Functional Products	$1,827	$1,333
Adhesives & Plasticizers	942	1,050
Advanced Materials	1,832	1,816
Fibers	903	1,086
Specialty Fluids & Intermediates	1,883	1,884
Total Sales by Segment	7,387	7,169
Other	36	9
Total Sales	$7,423	$7,178

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2015	2014
Operating Earnings (Loss)
Additives & Functional Products	$126	$37
Adhesives & Plasticizers	74	52
Advanced Materials	98	76
Fibers	102	112
Specialty Fluids & Intermediates	48	90
Total Operating Earnings by Segment	448	367
Other
Growth initiatives and businesses not allocated to segments	(18)	(18)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	11	3
Acquisition integration, transaction, and restructuring costs	(9)	(14)
Total Operating Earnings	$432	$338

	First Nine Months
(Dollars in millions)	2015	2014
Operating Earnings (Loss)
Additives & Functional Products	$365	$236
Adhesives & Plasticizers	190	155
Advanced Materials	301	217
Fibers	188	352
Specialty Fluids & Intermediates	233	248
Total Operating Earnings by Segment	1,277	1,208
Other
Growth initiatives and businesses not allocated to segments	(66)	(46)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	28	9
Acquisition integration, transaction, and restructuring costs	(27)	(36)
Total Operating Earnings	$1,212	$1,135

	September 30,	December 31,
(Dollars in millions)	2015	2014
Assets by Segment (1)
Additives & Functional Products	$4,813	$4,900
Adhesives & Plasticizers	960	1,011
Advanced Materials	4,249	4,235
Fibers	997	986
Specialty Fluids & Intermediates	3,603	3,710
Total Assets by Segment	14,622	14,842
Corporate Assets	1,258	1,230
Total Assets	$15,880	$16,072

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position or results of operations and related disclosures.

In April 2015, the FASB issued new guidance for debt issuance costs as a part of the simplification and productivity initiative. Under this guidance debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements which may be deferred and for presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is to be applied on a retrospective basis and reported as a change in an accounting principle. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In April 2015, the FASB issued new guidance for cloud computing arrangement fees, also as a part of the simplification and productivity initiative. The guidance establishes a new requirement to determine if cloud computing arrangements include a software license. If an arrangement is deemed to include a software license then the customer would account for the license as any other purchased software, capitalized and depreciated over the life of the contract. If an arrangement is deemed not to include a license, the agreement would be accounted for as a service contract. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In July 2015, the FASB issued new guidance for benefit plan accounting. The new guidance allows for reduced disclosures. The guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The changes in accounting required by this standard will only impact the Company's Department of Labor 5500, "Annual Return/Report of Employee Benefit Plan" and will have no impact to the Company's financial position or results of operations and related disclosures.

In July 2015, the FASB issued new guidance to simplify the measurement of inventory under the simplification and productivity initiative. The final standard changes the subsequent inventory measurement from lower of cost or market to lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The subsequent method of estimating the cost of inventory under GAAP (i.e., LIFO) is not being changed. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied prospectively as of the beginning of an interim or annual reporting period. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued guidance under the simplification and productivity initiative for business combination accounting. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has elected to early adopt the new guidance beginning in third quarter 2015 for acquisitions in which the initial purchase price allocation is incomplete. At September 30, 2015, there have been no material changes or effect on earnings for any acquisitions as disclosed in Note 2, Acquisitions.

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

On December 5, 2014, Eastman Chemical Company completed its acquisition of Taminco Corporation ("Taminco"), a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products segment and its former functional amines business are managed and reported as part of the Specialty Fluids & Intermediates ("SFI") segment. Certain pro forma combined financial information giving effect to the Taminco acquisition is presented in Exhibit 99.01 to the Quarterly Report on Form 10-Q for first quarter 2015 and in the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on February 19, 2015.

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

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2015 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company's annual multi-year strategic plan. The most critical assumptions are the estimated discount rate, a projected long-term growth rate, and the estimated tax rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As a result of the tests performed during third quarter 2015, there was no impairment of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the specialty fluids reporting unit (a part of the Specialty Fluids and Intermediates operating segment as described in the "Business" section) which had an estimated fair value that exceeded the carry value including goodwill by five percent. As of September 30, 2015, goodwill of $543 million is allocated to the specialty fluids reporting unit. Goodwill acquired in the acquisition of Taminco was not tested during third quarter because purchase accounting remains preliminary and will be finalized in fourth quarter 2015.

Cash flows from the specialty fluids reporting unit are susceptible to changes in demand due to cyclicality and timing of customer project completions primarily in the industrial and solar markets. Weakened demand in solar markets since the Solutia Inc. ("Solutia") acquisition has caused lower sales volume for specialty fluids products in recent periods, and further delay in the timing of customer project completions or slower overall growth in these markets could decrease the estimated fair value of the specialty fluids reporting unit. Two of the most critical assumptions used in the calculation of the fair value of the specialty fluids reporting unit are the target market long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value was nine percent less than the carrying value with a one percent decrease in the target market long-term growth rate and 12 percent less than the carrying value with a one percent increase in the discount rate. In first nine months 2015, the business has shown improvement from expectations. Although we believe our estimate of fair value is reasonable, if the specialty fluids reporting unit's financial performance falls below our expectations or there are negative revisions to key assumptions, we may be required to recognize an impairment charge.

Indefinite-lived Intangible Assets

The carrying value of an indefinite-lived intangible asset is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a 1 percent risk premium. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the estimated fair value is less than the carrying value of the trademark.

As of July 1, 2015, the testing date, the Company had $548 million in indefinite-lived intangible assets. In third quarter 2015, the Company recognized intangible asset impairments of $18 million in the Advanced Materials segment primarily to adjust the carrying value of the V-Kool® window films products tradename to $35 million as a result of a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

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

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring charges and mark-to-market ("MTM") losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any other quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

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

•	Acquisition integration, transaction, and financing costs; and

•	MTM pension plan loss due to an interim remeasurement of the Workington, UK pension plan obligation triggered by the closure of the Workington, UK acetate tow manufacturing facility.

in each case for the periods and in the amounts in the table below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non - GAAP Financial Measures -- Excluded Non-Core Items

	Third Quarter		First Nine Months
(Dollars in millions)	2015	2014	2015	2014
Non-core items impacting operating earnings:
Asset impairments and restructuring charges, net (1)	$21	$71	$130	$77
Acquisition integration and transaction costs	6	12	23	31
Additional costs of acquired inventories	—	6	7	8
Mark-to-market pension and other postretirement benefits loss	—	—	2	—
Non-core items impacting earnings before income taxes:
Taminco acquisition financing costs	—	3	—	3

(1)	See Results of Operations - Earnings from Continuing Operations and Diluted Earnings per Share for additional item excluded only from earnings per share.

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other charges (income), net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

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

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA" and "Return on Invested Capital" (or "ROIC"). Management defines "Adjusted EBITDA" as "EBITDA" (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. "EBITDA Margin" is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines "ROIC" as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value of the Company with those of other companies.

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

As anticipated, the Company's third quarter and first nine months 2015 sales revenue and operating results benefited from the 2014 acquisitions. The comparisons of sales revenues under "Results of Operations" and "Summary by Operating Segment" below include the contribution to revenue and earnings of businesses acquired in 2014.

The Company generated sales revenue of $2.45 billion and $2.41 billion in third quarter 2015 and 2014, respectively. Sales revenue increased $34 million in third quarter 2015 compared to third quarter 2014, primarily due to sales volume from the acquired businesses, mostly offset by lower selling prices, particularly in the SFI and AFP segments primarily due to lower raw material and energy costs, and an unfavorable shift in foreign currency exchange rates.

The Company generated sales revenue of $7.42 billion and $7.18 billion in first nine months 2015 and 2014, respectively. Sales revenue increased $245 million in first nine months 2015 compared to first nine months 2014, primarily due to sales volume from the acquired businesses, mostly offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, an unfavorable shift in foreign currency exchange rates, and lower Fibers segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $432 million in third quarter 2015 compared with $338 million in third quarter 2014. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in third quarter 2015 and 2014 were $459 million and $427 million, respectively. Adjusted operating earnings increased in third quarter 2015 primarily due to lower raw material and energy costs exceeding lower selling prices by $83 million, earnings from the acquired businesses, and higher sales volume and improved product mix in the AM segment of $12 million. Adjusted operating earnings were negatively impacted $60 million by commodity hedges, particularly for propane, and an unfavorable shift in foreign currency exchange rates of $17 million.

Operating earnings were $1.21 billion in first nine months 2015 compared with $1.14 billion in first nine months 2014. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first nine months 2015 and 2014 were $1.37 billion and $1.25 billion, respectively. Adjusted operating earnings increased in first nine months 2015 primarily due to lower raw material and energy costs exceeding lower selling prices by $232 million, and earnings from the acquired businesses. Adjusted operating earnings were negatively impacted $140 million by commodity hedges, particularly for propane, an unfavorable shift in foreign currency exchange rates of $58 million, and lower sales volume of $51 million as lower Fibers segment sales volume was partially offset by higher AM segment sales volume.

Earnings and earnings per share and adjusted earnings and earnings per share attributable to Eastman were as follows:

	Third Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$256	$1.71	$210	$1.39
Total non-core items, net of tax	20	0.13	74	0.50
Earnings from continuing operations excluding non-core items, net of tax	$276	$1.84	$284	$1.89

	First Nine Months
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$724	$4.83	$733	$4.83
Total non-core items, net of tax	128	0.86	89	0.60
Earnings from continuing operations excluding non-core items, net of tax	$852	$5.69	$822	$5.43

The Company generated $1.05 billion in cash from operating activities in first nine months 2015 compared with cash generated by operating activities of $949 million in first nine months 2014. The increase in cash from operating activities was primarily due to earnings from the acquired businesses partially offset by higher interest and pension payments.

RESULTS OF OPERATIONS

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%
Sales	$2,447	$2,413	$34	1%	$7,423	$7,178	$245	3%
Acquired business effect			326	14%			1,078	15%
Volume / product mix effect			(22)	(1)%			(136)	(2)%
Price effect			(207)	(9)%			(506)	(7)%
Exchange rate effect			(63)	(3)%			(191)	(3)%

Sales revenue increased $34 million third quarter 2015 compared to third quarter 2014, primarily due to sales volume from the acquired businesses, mostly offset by lower selling prices, particularly in the SFI and AFP segments primarily due to lower raw material and energy costs, and an unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased $245 million in first nine months 2015 compared to first nine months 2014, primarily due to sales volume from the acquired businesses, mostly offset by lower selling prices, particularly in the SFI segment primarily due to lower raw material and energy costs, an unfavorable shift in foreign currency exchange rates, and lower Fibers segment sales volume.

	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Gross Profit	$695	$636	9%	$2,071	$1,888	10%
Additional costs of acquired inventories	—	6		7	8
Mark-to-market pension and other postretirement benefits loss	—	—		2	—
Gross Profit excluding non-core items	$695	$642	8%	$2,080	$1,896	10%

Gross profit increased in third quarter 2015 compared with third quarter 2014, primarily due to lower raw material and energy costs exceeding lower selling prices by $83 million, gross profit from the acquired businesses, and higher sales volume and improved product mix in the AM segment of $12 million. Gross profit was negatively impacted $60 million by commodity hedges, particularly for propane, and an unfavorable shift in foreign currency exchange rates of $21 million.

Gross profit increased in first nine months 2015 compared to first nine months 2014, primarily due to lower raw material and energy costs exceeding lower selling prices by $232 million, and gross profit from the acquired businesses. Gross profit was negatively impacted $140 million by commodity hedges, particularly for propane, an unfavorable shift in foreign currency exchange rates of $73 million, and lower sales volume of $51 million as lower Fibers segment sales volume was partially offset by higher AM segment sales volume.

Gross profit in first nine months 2015 included $2 million MTM loss in the Fibers segment due to the interim remeasurement of the Workington, UK pension plan triggered by the closure of the Workington, UK acetate tow manufacturing facility.

	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Selling, General and Administrative Expenses	$178	$171	4%	$552	$511	8%
Acquisition integration and transaction costs	(6)	(12)		(23)	(31)
Selling, General, and Administrative Expenses excluding non-core items	$172	$159	8%	$529	$480	10%
SG&A expenses in third quarter and first nine months 2015 were higher compared to third quarter and first nine months 2014. Excluding non-core items, SG&A expenses were higher primarily due to SG&A expenses of acquired businesses, partially offset by the decrease in expense due to foreign currency exchange rates.

	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Research and Development Expenses	$64	$56	14%	$177	$165	7%

Research and development ("R&D) expenses were higher in third quarter and first nine months 2015 compared to third quarter and first nine months 2014 primarily due to R&D expenses of acquired businesses.

Asset Impairments and Restructuring Charges, Net

2015

In third quarter and first nine months 2015 there were net asset impairments and restructuring charges of $21 million and $130 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter 2015 the Company recognized intangible asset impairments of $18 million in the Advanced Materials segment primarily to reduce the carrying value of the V-Kool® window films products trade name to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

In first nine months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which is expected to be substantially completed in 2015. Management anticipates annual cost savings in the Fibers segment of approximately $20 million, primarily cost of sales, to be realized beginning upon completion of the closure. Additionally, in first nine months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

Additionally, during first nine months 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

2014

In third quarter and first nine months 2014 there were net asset impairments and restructuring charges of $71 million and $77 million, respectively.

During third quarter and first nine months 2014, net asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for costs of the closure of a Crystex® R&D facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter and first nine months 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to reduce the carrying value of the Crystex® tradename to the estimated fair value. The impairment resulted from a decrease in projected revenue since the tradename was acquired from Solutia in 2012.

In addition, during third quarter and first nine month 2014, a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a restructuring charge of $5 million in addition to previously recognized asset impairments and restructuring charges.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Operating earnings	$432	$338	28%	$1,212	$1,135	7%
Asset impairments and restructuring charges, net	21	71		130	77
Acquisition integration and transaction costs	6	12		23	31
Additional costs of acquired inventories	—	6		7	8
Mark-to-market pension and other postretirement benefits loss	—	—		2	—
Operating earnings excluding non-core items	$459	$427	7%	$1,374	$1,251	10%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
Gross interest costs	$71	$51		$215	$148
Less: Capitalized interest	1	1		5	5
Interest expense	70	50	40%	210	143	47%
Interest income	4	5		12	11
Net interest expense	$66	$45	47%	$198	$132	50%

Net interest expense increased $21 million in third quarter 2015 compared to third quarter 2014 and increased $66 million in first nine months 2015 compared to first nine months 2014, primarily due to interest on the additional $3 billion of debt incurred in fourth quarter 2014 to finance the Taminco acquisition.

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2015	2014	2015	2014
Foreign exchange transaction (gains) losses, net	$14	$(6)	$9	$(6)
Financing costs related to the acquisition of Taminco	—	3	—	3
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(2)	(10)	(7)
Other, net	1	—	3	(6)
Other charges (income), net	$13	$(5)	$2	$(16)
Financing costs related to the acquisition of Taminco	—	(3)	—	(3)
Other charges (income), net excluding financing costs related to the acquisition of Taminco	$13	$(8)	$2	$(19)

Included in other charges (income), net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and in first nine months 2014 certain litigation costs and earnings. "Foreign exchange transaction (gains) losses, net" include the Euro, Malaysian Ringgit, Chinese Yuan Renminbi, and Brazilian Real. Third quarter and first nine months 2014 included Taminco acquisition financing costs. Financing costs recognized in "Other charges (income), net" during 2014 were primarily Taminco acquisitions borrowing fees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2015	2014	2015	2014
Provision for income taxes, as reported	$95	$86	$283	$281
Effective tax rate	27%	29%	28%	28%

Excluding non-core items, the third quarter and first nine months 2015 effective tax rates on reported earnings were 27 percent.

Earnings from Continuing Operations and Diluted Earnings per Share

	Third Quarter
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$256	$1.71	$210	$1.39
Asset impairments and restructuring charges, net of tax	17	0.10	60	0.42
Acquisition integration, transaction, and financing costs, net of tax	3	0.03	10	0.06
Additional costs of acquired inventories, net of tax	—	—	4	0.02
Earnings from continuing operations excluding non-core items, net of tax	$276	$1.84	$284	$1.89

	First Nine Months
	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$724	$4.83	$733	$4.83
Asset impairments and restructuring charges, net of tax	109	0.72	63	0.43
Acquisition transaction, integration, and financing costs, net of tax	14	0.10	21	0.14
Additional costs of acquired inventories, net of tax	4	0.03	5	0.03
Mark-to-market pension and other post-employment benefits loss, net of tax	1	0.01	—	—
Earnings from continuing operations excluding non-core items, net of tax	$852	$5.69	$822	$5.43

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$602	$458	$144	31%	$1,827	$1,333	$494	37%
Acquired business effect			192	42%			593	45%
Volume / product mix effect			12	2%			35	3%
Price effect			(45)	(10)%			(87)	(7)%
Exchange rate effect			(15)	(3)%			(47)	(4)%

Operating earnings	126	37	89	241%	365	236	129	55%
Asset impairments and restructuring charges, net	—	65	(65)		—	63	(63)
Operating earnings excluding non-core items	126	102	24	24%	365	299	66	22%

Sales revenue in third quarter and first nine months 2015 increased compared to third quarter and first nine months 2014, primarily due to sales of products of the acquired Taminco specialty amines and crop protection businesses. These revenues were partially offset by lower coatings and other formulated products selling prices, primarily due to lower raw material and energy costs, and an unfavorable shift in foreign currency exchange rates.

Operating earnings in third quarter 2014 included $42 million of asset impairments and restructuring charges for the closure of a Crystex® R&D facility in France and a $22 million intangible asset impairment of the Crystex® tradename. The impairment of the Crystex® tradename was a result of a decrease in projected revenue since the tradename was acquired from Solutia in 2012.

Excluding these non-core items, operating earnings increased in third quarter 2015 compared to third quarter 2014, primarily due to earnings from acquired businesses, and lower raw material and energy costs exceeding lower coatings and other formulated products selling prices by $13 million. These items were partially offset by the negative impact of commodity hedges, primarily for propane, of $12 million.

Excluding these non-core items, operating earnings increased in first nine months 2015 compared to first nine months 2014, primarily due to earnings of the acquired businesses, and lower raw material and energy costs exceeding lower coatings and other formulated products selling prices by $30 million. These items were partially offset by the negative impact of commodity hedges, primarily for propane, of $29 million, and an unfavorable shift in foreign currency exchange rates of $9 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Adhesives & Plasticizers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$305	$347	$(42)	(12)%	$942	$1,050	$(108)	(10)%
Volume / product mix effect			(3)	(1)%			(16)	(1)%
Price effect			(27)	(8)%			(54)	(5)%
Exchange rate effect			(12)	(3)%			(38)	(4)%

Operating earnings	74	52	22	42%	190	155	35	23%

Sales revenue in third quarter and first nine months 2015 decreased compared to third quarter and first nine months 2014, primarily due to lower plasticizers products selling prices and an unfavorable shift in foreign currency exchange rates. Lower plasticizers products selling prices were primarily in response to lower raw material and energy costs.

Operating earnings increased in third quarter 2015 compared to third quarter 2014, primarily due to lower raw material and energy costs for both adhesives resins and plasticizers products exceeding lower plasticizers products selling prices by $33 million. This was partially offset by an unfavorable shift in foreign currency exchange rates of $6 million and the negative impact of commodity hedges, primarily for propane, of $5 million.

Operating earnings increased in first nine months 2015 compared to first nine months 2014, primarily due to lower raw material and energy costs for both adhesives resins and plasticizers products exceeding lower plasticizers products selling prices by $80 million. This was partially offset by an unfavorable shift in foreign currency exchange rates of $17 million, the negative impact of commodity hedges, primarily for propane, of $13 million, and higher operating costs of $5 million.

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$624	$604	$20	3%	$1,832	$1,816	$16	1%
Acquired business effect			33	5%			99	6%
Volume / product mix effect			29	5%			56	3%
Price effect			(18)	(3)%			(64)	(4)%
Exchange rate effect			(24)	(4)%			(75)	(4)%

Operating earnings	98	76	22	29%	301	217	84	39%
Asset impairments and restructuring charges, net	18	4	14		18	14	4
Additional costs of acquired inventories	—	—	—		7	—	7
Operating earnings excluding non-core items	116	80	36	45%	326	231	95	41%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in third quarter and first nine months 2015 increased compared to third quarter and first nine months 2014, primarily due to sales of products of the acquired Commonwealth performance films business, and increased sales volume and improved product mix, partially offset by an unfavorable shift in foreign currency exchange rates and lower selling prices, primarily for copolyesters, due to lower raw material and energy costs.

Operating earnings in third quarter and first nine months 2015 included $18 million of indefinite-lived intangible asset impairments, primarily to reduce the carrying value of trade names in the window films market to their estimated current fair value. Operating earnings in first nine months 2015 included additional costs of acquired Commonwealth inventories of $7 million. Operating earnings in third quarter and first nine months 2014 included asset impairment and restructuring charges of $4 million related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site. Operating earnings in first nine months 2014 included asset impairment and restructuring charges of $10 million primarily for the closure of a Flexvue® production facility.

Excluding these non-core items, operating earnings in third quarter 2015 increased compared to third quarter 2014, primarily due to lower raw material and energy costs exceeding lower selling prices by $27 million, higher sales volume and improved product mix of $13 million, and earnings from the acquired business. These items were partially offset by an unfavorable shift in foreign currency exchange rates of $6 million, and the negative impact of commodity hedges, primarily for propane, of $5 million.

Excluding these non-core items, operating earnings in first nine months 2015 increased compared to first nine months 2014, primarily due to lower raw material and energy costs exceeding lower selling prices by $47 million, and higher sales volume and resulting higher capacity utilization of $42 million, which led to lower unit costs. Operating earnings also benefited from earnings of the acquired business. These items were partially offset by an unfavorable shift in foreign currency exchange rates of $22 million and the negative impact of commodity hedges, primarily for propane, of $11 million.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$320	$346	$(26)	(8)%	$903	$1,086	$(183)	(17)%
Volume / product mix effect			(21)	(6)%			(175)	(16)%
Price effect			(2)	(1)%			(2)	—%
Exchange rate effect			(3)	(1)%			(6)	(1)%

Operating earnings	102	112	(10)	(9)%	188	352	(164)	(47)%
Asset impairments and restructuring charges, net	—	—	—		95	—	95
Operating earnings excluding non-core item	102	112	(10)	(9)%	283	352	(69)	(20)%

Sales revenue in third quarter 2015 decreased compared to third quarter 2014, primarily due to lower acetyl chemicals sales volume and acetate tow and acetate yarn sales volume slightly below the previous year. Lower acetyl chemicals sales volume was due to decreased sales to the cellulose acetate flake joint venture in Kingsport, Tennessee.

Sales revenue in first nine months 2015 decreased compared to first nine months 2014, primarily due to lower acetate tow and acetyl chemicals sales volume attributed to customer inventory destocking.

Operating earnings in third quarter 2015 decreased compared to third quarter 2014 primarily due to lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in first nine months 2015 decreased compared to first nine months 2014. Excluding the non-core item, operating earnings decreased primarily due to $87 million of lower acetate tow and acetyl chemicals sales volume and related lower capacity utilization resulting in higher unit costs, partially offset by $29 million of lower raw material and energy costs and costs savings related to the Workington, UK site closure.

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

Specialty Fluids & Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2015	2014	$	%	2015	2014	$	%

Sales	$584	$650	$(66)	(10)%	$1,883	$1,884	$(1)	—%
Acquired business effect			97	15%			360	19%
Volume / product mix effect			(39)	(6)%			(37)	(2)%
Price effect			(115)	(18)%			(299)	(16)%
Exchange rate effect			(9)	(1)%			(25)	(1)%

Operating earnings	48	90	(42)	(47)%	233	248	(15)	(6)%
Additional costs of acquired inventories	—	6	(6)		—	8	(8)
Operating earnings excluding non-core item	48	96	(48)	(50)%	233	256	(23)	(9)%

Sales revenue in third quarter and first nine months 2015 decreased compared to third quarter and first nine months 2014 primarily due to lower olefin-based intermediates selling prices and lower chemical and other intermediates sales volume more than offsetting sales of products of the acquired Taminco functional amines business in third quarter 2015 and of the acquired Taminco functional amines and aviation turbine oil businesses in first nine months 2015. The lower selling prices were primarily in response to lower raw material and energy costs.

Operating earnings in third quarter 2014 included $6 million of additional costs of the acquired aviation turbine oil business inventories. Excluding the non-core item, operating earnings decreased in third quarter 2015 compared to third quarter 2014, primarily due to the negative impact of commodity hedges, primarily for propane, of $36 million, and lower chemical and other intermediates sales volume of $15 million, more than offsetting earnings from the acquired business.

Operating earnings in first nine months 2014 included $8 million of additional costs of the acquired aviation turbine oil business inventories. Excluding the non-core item, operating earnings decreased in first nine months 2015 compared to first nine months 2014, primarily due to the negative impact of commodity hedges, primarily for propane, of $86 million, lower chemical and other intermediates sales volume of $13 million, and an unfavorable shift in foreign currency exchange rates of $10 million. These items were mostly offset by earnings from the acquired businesses and lower raw material and energy costs exceeding lower selling prices by $44 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
(Dollars in millions)	2015	2014	2015	2014

Sales	$12	$8	$36	$9

Operating loss
Growth initiatives and businesses not allocated to segments	$(18)	$(18)	$(66)	$(46)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	11	3	28	9
Acquisition integration, transaction, and restructuring costs	(9)	(14)	(27)	(36)
Operating loss before exclusions	(16)	(29)	(65)	(73)
Acquisition integration and transaction costs	6	12	23	31
Asset impairments and restructuring charges, net	3	2	17	—
Mark-to-market pension and other postretirement benefits loss	—	—	2	—
Operating loss excluding non-core items	$(7)	$(15)	$(23)	$(42)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). Sales revenue in third quarter and first nine months 2015 increased compared to third quarter and first nine months 2014, primarily due to sales of products of the acquired Knowlton business, part of the Eastman™ microfiber technology platform.

Included in third quarter and first nine months 2015 operating losses are integration and transaction costs of $6 million and $23 million, respectively, primarily for the acquired Taminco and Commonwealth businesses, and severance associated with the integration of Taminco of $2 million and $4 million, respectively. Included in first nine months 2015 operating losses are $12 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

Included in third quarter and first nine months 2014 operating losses were integration and transaction costs of $12 million and $31 million, respectively, for the acquisitions of Solutia, the aviation turbine engine oil, Taminco, Commonwealth, and Knowlton businesses. Also included in third quarter and first nine months 2014 operating losses are $2 million and $5 million, respectively, for severance related to the continued integration of Solutia. Included in first nine months 2014 is a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter			First Nine Months
(Dollars in millions)	2015	2014	Change	2015	2014	Change
United States and Canada	$1,089	$1,131	(4)%	$3,391	$3,342	1%
Asia Pacific	600	631	(5)%	1,741	1,886	(8)%
Europe, Middle East, and Africa	615	520	18%	1,865	1,578	18%
Latin America	143	131	9%	426	372	15%
	$2,447	$2,413	1%	$7,423	$7,178	3%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in United States and Canada decreased in third quarter 2015 compared to third quarter 2014, primarily due to lower SFI, A&P, AFP, and AM segments selling prices and lower SFI and Fibers segments sales volume, mostly offset by sales of products of the acquired Taminco and Commonwealth businesses.

Sales revenue in United States and Canada increased slightly in first nine months 2015 compared to first nine months 2014, primarily due to sales of products of the acquired Taminco, Commonwealth, Knowlton, and aviation turbine oil businesses mostly offset by lower SFI, A&P, AFP, and AM segments selling prices and lower SFI and Fibers segments sales volume.

Sales revenue in Asia Pacific decreased in third quarter 2015 compared to third quarter 2014, primarily due to lower SFI, AFP, and AM segments selling prices, lower Fibers segment sales volume, particularly for acetate tow, and an unfavorable shift in foreign currency exchange rates, partially offset by sales of products of the acquired Taminco and Commonwealth businesses.

Sales revenue in Asia Pacific decreased in first nine months 2015 compared to first nine months 2014, primarily due to lower Fibers segment sales volume, particularly for acetate tow, and lower SFI, AM, and AFP segments selling prices, partially offset by sales of products of the acquired Taminco, Commonwealth and aviation turbine oil businesses.

Sales revenue in Europe, Middle East, and Africa increased in third quarter and first nine months 2015 compared to third quarter and first nine months 2014, primarily due to sales of products of the acquired Taminco businesses, partially offset by an unfavorable shift in foreign currency exchange rates.

Sales revenue in Latin America increased in third quarter and first nine months 2015 compared to third quarter and first nine months 2014, primarily due to sales of products of the acquired Taminco businesses, partially offset by an unfavorable shift in foreign currency exchange rates.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Nine Months
(Dollars in millions)	2015	2014
Net cash provided by (used in)
Operating activities	$1,050	$949
Investing activities	(467)	(718)
Financing activities	(481)	(251)
Effect of exchange rate changes on cash and cash equivalents	(7)	(5)
Net change in cash and cash equivalents	95	(25)
Cash and cash equivalents at beginning of period	214	237
Cash and cash equivalents at end of period	$309	$212

Cash provided by operating activities was $1.05 billion in first nine months 2015 compared with $949 million in first nine months 2014. The increase in cash from operating activities was primarily due to earnings from acquired businesses partially offset by higher interest and pension payments. Interest payments were higher in first nine months 2015 as compared with first nine months 2014 primarily due to increased borrowings for the acquisition of Taminco. Pension payments were higher in first nine months 2015 as compared with first nine months 2014 due to timing of funding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities decreased $251 million in first nine months 2015 compared with first nine months 2014. The decrease was primarily due to cash used for the acquisition of the aviation turbine oil business in first nine months 2014. Cash used for additions to properties and equipment was $426 million in first nine months 2015 and $406 million in first nine months 2014.

Cash used in financing activities was $481 million in first nine months 2015 compared with $251 million in first nine months 2014. The increase in cash used is primarily due to a higher repayment of borrowings partially offset by lower share repurchases in first nine months 2015 compared to first nine months 2014. During first nine months 2015, the Company had net proceeds of $157 million from commercial paper borrowings and $225 million from its accounts receivable securitization agreement (the "A/R Facility") and repayments of $650 million related to term loan borrowings. During first nine months 2014, the Company had net proceeds of $490 million from the issuance of new debt and repaid $185 million of commercial paper borrowings. Share repurchases totaled $48 million in first nine months 2015 compared with $410 million in first nine months 2014. Dividend payments were $179 million in first nine months 2015 and $159 million in first nine months 2014.

The priorities for uses of available cash in 2015 include payment of the quarterly stock dividend, repayment of debt, and funding targeted growth initiatives.

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that was amended in October 2015 to extend the maturity to October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. At September 30, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis and intends, at least over the next twelve months, to maintain commercial paper borrowings at current levels. At September 30, 2015, the Company's commercial paper borrowings were $392 million with a weighted average interest rate of 0.50 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

In July 2015, the Company amended its $250 million A/R Facility to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At September 30, 2015, the Company's borrowings under the A/R Facility were $225 million secured by trade receivables with an interest rate of 0.95 percent. In third quarter 2015, $25 million of the Company's borrowings under the A/R facility were repaid using available cash. At December 31, 2014, the Company had no outstanding borrowings under the A/R Facility. During first quarter 2014, $125 million of the available amount under the A/R Facility was borrowed and then repaid during second quarter 2014.

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $883 million and $1.265 billion as of September 30, 2015 and December 31, 2014, respectively. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first nine months 2015, the Company made $90 million in contributions to its U.S. defined benefit pension plans. In 2015, the Company expects U.S. defined benefit pension plan funding of $100 million.

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

Capital Expenditures

Capital expenditures were $426 million and $406 million in first nine months 2015 and 2014, respectively. The expenditures in first nine months 2015 were primarily for organic growth initiatives particularly in the SFI and AM segments, improvements to plants, and purchases of equipment. The expenditures in first nine months 2014 were primarily for improvements to plants, purchases of equipment, and organic growth initiatives particularly in the SFI and AM segments. The Company expects that 2015 capital spending will be approximately $675 million, including capital investment that will modernize and expand the Kingsport, Tennessee site, investment in the Kuantan, Malaysia site in the AFP and AM segments, additional expansion of Eastman Tritan™ copolyester capacity in Kingsport, Tennessee, and a Therminol® heat transfer fluid capacity expansion in Newport, Wales. Capital expenditures in 2015 are expected to include approximately $50 million for the recently acquired Taminco facilities.

Debt and Other Commitments

Debt Securities and Term Loan

At September 30, 2015, the Company's borrowings totaled approximately $7.3 billion to be paid over a period of approximately 30 years. See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company plans to repay the $250 million principal amount of the 3% notes due 2015 in fourth quarter of 2015 using available cash.
In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of September 30, 2015, the Term Loan Agreement balance outstanding was $350 million with an interest rate of 1.44 percent. In third quarter 2015, $25 million of the Term Loan Agreement balance was repaid using available cash. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at September 30, 2015, totaling $1.6 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $272 million over a period of approximately 45 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 45 percent relate to railcars; and approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at September 30, 2015, totaling $2.2 billion related primarily to pension, retiree medical, other postretirement obligations, and environmental reserves.

As of September 30, 2015, there have been no material changes to the Company's commitments at December 31, 2014. See Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of the Company's 2014 Annual Report on Form 10-K.

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

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $177 million (the U.S. Dollar equivalent of the €158 million limit amount as of September 30, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in third quarter and first nine months 2015, were approximately $245 million and $780 million, respectively. The total amount of cumulative receivables sold during the year ended December 31, 2014, since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $117 million and $105 million at September 30, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Treasury Stock

In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of September 30, 2015, a total of 3,589,607 shares have been repurchased under this authorization for a total amount of $298 million.

During first nine months 2015, the Company repurchased 656,578 shares of common stock for a cost of approximately $48 million.

Dividends

The Company declared cash dividends of $0.40 and $0.35 per share in third quarter 2015 and 2014, respectively, and $1.20 and $1.05 per share in first nine months 2015 and 2014, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2014 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $339 million and $345 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $315 million to the maximum of $526 million and from the minimum or best estimate of $324 million to the maximum of $548 million at September 30, 2015 and December 31, 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and include the minimum or best estimate amounts accrued at both September 30, 2015 and December 31, 2014. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid within 30 years. Changes in the reserves for environmental remediation liabilities during first nine months 2015 including net charges taken, which are included in cost of goods sold, and cash reductions are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recognized in earnings	11
Cash reductions	(20)
Balance at September 30, 2015	$315

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $24 million and $21 million at September 30, 2015 and December 31, 2014, respectively.

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily for the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $43 million and $44 million at September 30, 2015 and December 31, 2014, respectively.

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

Management expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and management will continue to evaluate and when appropriate use pricing and hedging strategies to mitigate this volatility. Management expects that significant declines in crude oil and certain related commodity prices will not be fully reflected in Company raw material and energy costs primarily because the positive impact will be largely offset in 2015 by our current commodity hedges, particularly for propane.

Management expects the significant strengthening of the U.S. Dollar to continue to have an overall negative impact on the Company's results, partially offset by hedging of those foreign currencies, particularly the euro.

For 2015, management also expects:

•	operating results to continue to benefit from recent acquisitions, organic growth, and improved product mix from continued market adoption of specialty products;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $675 million;

•	priorities for uses of available cash to include payment of the quarterly stock dividend, repayment of debt, and funding targeted growth initiatives; and

•	the full year effective tax rate on reported earnings before income tax to be between 26 percent and 27 percent, excluding non-core items.

Based on first nine months results and the foregoing expectations and assumptions, management continues to expect that 2015 earnings per share excluding non-core and any non-recurring items will exceed 2014 earnings per share excluding non-core items.

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

While acquisitions have been and continue to be a part of the Company's growth strategy, acquisitions of large companies (such as the acquisition of Taminco in 2014 and of Solutia in 2012) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2015 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008, between Solutia Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

ITEM 1A.	RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - 31, 2015	—	$—	—	$719
August 1 - 31, 2015	150,000	$77.37	150,000	$707
September 1 -30, 2015	71,578	$69.85	71,578	$702
Total	221,578	$74.94	221,578

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

(3)
In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of September 30, 2015, a total of 3,589,607 shares have been repurchased under this authorization for a total amount of $298 million. During first nine months 2015, the Company repurchased 656,578 shares of common stock for a cost of approximately $48 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 3, 2015	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

10.01
Amendment No. 1 to the Second Amended and Restated Five-Year Credit Agreement, dated as of October 9, 2015, among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (Agreement incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014)
63-68

10.02	2015 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice	69-75

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	76

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2015	77

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2015	78

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2015	79

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2015	80

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document