Form 10-K
period 2015-12-31
EASTMAN CHEMICAL CO
filed 2016-02-25
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value (based upon the $81.82 closing price on the New York Stock Exchange on June 30, 2015) of the 147,173,947 shares of common equity held by non-affiliates as of December 31, 2015 was $12,041,772,344 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2015 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 147,812,789 shares of common stock of the registrant were outstanding at December 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by the Company from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs or disruption of their supply, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.
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
The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report in the case of statements made in this Annual Report, or the date of the statement in the case of statements incorporated by reference in this Annual Report. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5

1A.	Risk Factors	24

1B.	Unresolved Staff Comments	24

	Executive Officers of the Company	25

2.	Properties	27

3.	Legal Proceedings	30

4.	Mine Safety Disclosures	30
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	134

11.	Executive Compensation	134

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	134

13.	Certain Relationships and Related Transactions, and Director Independence	135

14.	Principal Accountant Fees and Services	135
PART IV

15.	Exhibits and Financial Statement Schedules	136
SIGNATURES

Signatures	137

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty chemical company that produces a broad range of advanced materials, chemicals, and fibers that are found in products people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 49 manufacturing sites and equity interests in four manufacturing joint ventures in 14 countries that supply products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee. For the periods reported, Eastman's businesses were managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). See "Business Segments".

Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets such as transportation, building and construction, and consumables. Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company’s products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time.

The Company completed four acquisitions in 2014. On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business (the "aviation turbine oil business"). On August 6, 2014, the Company acquired Knowlton Technologies, LLC ("Knowlton"), a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs. On December 5, 2014, Eastman acquired Taminco Corporation ("Taminco"), a global specialty chemical company. On December 11, 2014 Eastman acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth"), a specialty films business. Results of the acquired businesses are included in Eastman results as of the date of acquisitions. For additional information on these acquisitions see Note 2, "Acquisitions" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report"). As required by Securities and Exchange Commission ("SEC") rules, certain pro forma combined financial information giving effect to the acquisition of Taminco is presented in the Company’s Current Report on Form 8-K/A filed with the SEC on February 19, 2015.

On July 2, 2012, the Company acquired Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.

In 2015, the Company reported sales revenue of $9.6 billion, operating earnings of $1.4 billion, and earnings from continuing operations of $848 million. Earnings per diluted share from continuing operations were $5.66. Asset impairments and restructuring charges and acquisition-related costs included in operating earnings were $183 million and $35 million, respectively. Additionally, operating earnings included a mark-to-market ("MTM") pension and other postretirement benefits plans actuarial net loss of $115 million.

Business Strategy

Eastman's objective is to be an outperforming specialty chemical company with consistent earnings growth and strong cash flow. The Company sells differentiated products into diverse markets and geographic regions. Eastman works with customers to meet their needs in existing and new markets through development of innovative products and technologies. Management believes that the Company can deliver consistent financial results by leveraging the Company's world class technology platforms, improving product mix through innovation and increasing emphasis on specialty businesses and products, sustaining and expanding advantaged market positions and leveraging advantaged cost positions. Consistently increasing earnings are expected to result from both organic (internal) growth initiatives and strategic inorganic (external growth through acquisitions complementary or additive to existing products and joint ventures) initiatives.

In 2015, the Company progressed on both organic growth initiatives and integration of recent acquisitions, including:

•	Completing integration of the Taminco acquisition, which:

•	strengthens Eastman's presence in attractive niche markets benefiting from megatrends,

•	leverages a world-class technology platform underpinned by a business model similar to Eastman's,

•	resulted in expected revenue and cost synergies, and

•	accelerated revenue and earnings growth and growth expectations.

•	In the AFP segment:

•
Retrofitting an existing manufacturing facility in Germany and beginning construction of a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in 2017. These actions are expected to allow the Company to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics.

•
Commercializing performance polyester resins based on monomer technology. These polyester resins provide a combination of performance and sustainability, particularly for the automotive coatings market.

•	In the AM segment:

•
Construction of a manufacturing facility for PVB Resin at the Kuantan, Malaysia site expected to be operational in 2017 to support growth of transportation and building and construction markets particularly in the Asia Pacific region.

•	Integrating the acquired Commonwealth business to strengthen the window film product portfolio, add industry leading protective film technology, and increase scale cost efficiencies.

•
In the SFI segment completing a Therminol® heat transfer fluid capacity expansion in Newport, Wales in fourth quarter 2015 to meet expected long-term demand in the industrial chemicals and processing market.

•	Completing the integration of Knowlton wet-laid nonwovens acquisition, which accelerates the innovation cycle for the Eastman microfibers technology platform.

In January 2016, the Company announced that as part of its strategy to increase emphasis on specialty businesses and products:

•
it is pursuing strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company, and

•
it has changed its organizational and management structure following completion of the integration of recently acquired businesses to better align similar strategies and business models, resulting in the Company's products and operations being managed and reported in four operating segments -- AFP, AM, Fibers, and Chemical Intermediates ("CI") -- beginning first quarter 2016 .

The Company benefits from proprietary technologies and advantaged feedstocks, and is focusing on sustainability as a competitive strength for growth. Eastman has developed new products and technologies that enable customers' development and sales of sustainable products. Examples of Eastman’s leading position in providing sustainable solutions are Eastman Tritan® copolyester, Saflex® acoustic and acoustic head up displays (“HUD”), Eastman Impera® high performance resins for tires, and Eastman’s Visualize® materials for optical compensation films in liquid crystal displays (“LCDs”).

Management is actively pursuing additional opportunities to leverage world class technology platforms for continued near-term and long-term growth both sustaining our leadership in existing markets and expanding into new markets. Examples of these technologies include cellulose esters for tires and Eastman microfibers technology.

Financial Strategy

In addition to managing its businesses and growth initiatives, the Company remains committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Eastman management believes maintaining a financial profile that supports an investment grade credit rating is important to its long-term strategic and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include payment of the quarterly cash dividend to stockholders, repayment of debt, funding targeted growth initiatives, and repurchasing shares. Management expects that the combination of strong cash flow generation and liquidity and a solid balance sheet will continue to provide flexibility to pursue organic and inorganic growth.

BUSINESS SEGMENTS

For the periods reported, the Company's products and operations were managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). This organizational structure was based on the management of the strategies, operating models, and sales channels that the various businesses employed. Sales revenue and research and development ("R&D") costs, certain components of pension and other postretirement benefits gains, losses, and costs, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). For identification of manufacturing sites see Item 2 "Properties" in Part II, Item 8 of this Annual Report. For additional information concerning the Company's operating segments, see Note 20, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

As a result of changes in the Company's organizational structure and management, beginning first quarter 2016, the Company's products and operations will be managed and reported in four operating segments: AFP, AM, Fibers, and Chemical Intermediates ("CI"). The new structure supports the Company's strategy to transform towards a specialty portfolio by better aligning similar businesses in a more streamlined structure. As a result of the re-segmentation, the adhesives resins product lines of the A&P segment will be part of the AFP segment, the plasticizers product lines of the A&P segment will be part of the CI segment. Further, specialty fluids, animal nutrition, and food ingredients products are moved from the SFI segment to the AFP segment, and distribution solvents and ethyl acetate products are moved from the AFP segment to the CI segment. Segment results will be disclosed under the new basis of segmentation beginning first quarter of 2016. The Company will publicly disclose historical segment results on the new segment basis on a Current Report on Form 8-K filing prior to public disclosure of first quarter 2016 financial results.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

•	Overview

In the AFP segment, the Company manufactures chemicals for products in the coatings, tires, consumables, animal nutrition, crop protection, and energy markets. In 2015, the AFP segment had sales revenue of $2.4 billion, 25 percent of Eastman's total sales. Key technology platforms in this segment are propylene derivatives, alkylamine derivatives, insoluble sulfur, cellulose esters, polyester polymers, and hydrocarbon resins.

AFP sales growth is typically similar to or slightly above general economic growth due to the segment’s sales to diversified end markets such as coatings, tires, consumables, and animal nutrition. The segment is focused on high-value additives that provide critical functionality but which comprise a small percentage of total customer product cost. The segment principally competes on the unique performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. Within each segment product market, the Company may compete with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Coatings and Other Formulated Products
Polymers • cellulosics • polyesters • polyolefins	paint additives and specialty polymers	Sichuan Nitrocell Corporation Companhia Nitro Química Brasileira The Dow Chemical Company Evonik Industries AG	wood pulp propylene propane
Coatings Industry
Transportation (OEM and refinish coatings)
Consumer durables (wood and industrial coatings applications)
Other Formulated Products
Consumables (graphic arts and inks)
Health and wellness (pharmaceutical and consumables)

Additives and Solvents • Texanol® • ketones • esters • glycol ethers • alcohol solvents • ethyl acetate	specialty coalescents, specialty solvents, and commodity solvents	BASF SE The Dow Chemical Company	propane propylene ethane
Coatings Industry
Building and construction (architectural coatings)
Transportation (OEM) and refinish coatings
Consumer durables (industrial coatings applications)
Other Formulated Products
Distribution solvents (olefin derived solvents sold through distribution)
Consumables (graphic arts, cleaners, packaging)
Industrial chemicals (process solvents and intermediates)

Tires
Crystex®	insoluble sulfur rubber additive	Oriental Carbon & Chemicals Limited Shikoku Chemicals Corporation	naphthenic process oil sulfur	Transportation (tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Santoflex®	antidegradant rubber additive	Jiangsu Sinorgchem Technology Co, Ltd. Korea Kumho Petrochemical Co. Ltd. Lanxess AG	nitrobenzene aniline methyl isobutyl ketone	Transportation (tire manufacturing) Other rubber products (such as hoses, belts, seals, and footwear)
Piccotac® Kristalex®	hydrocarbon resins	Cray Valley Hydrocarbon Specialty Chemicals Exxon Mobil Corporation Kolon Industries Incorporated	alpha methylstyrene piperylene styrene	Transportation (tire manufacturing)

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Specialty Amines
Specialty intermediates Performance products Formic acid solutions	amine-derivative-based building blocks branded amine based products for niche applications formic-acid based solutions	BASF SE BASF SE The Dow Chemical Company Huntsman Corporation BASF SE Perstorp Luxi Chemical Group Feicheng Acid Chemicals	ethylene oxide ammonia alcohols ethyl oxide butylamines sulfuric acid formic acid	Consumables Water treatment Coatings Animal nutrition Oil and gas Metal working fluids Animal nutrition De-icing
Crop Protection
Alkylamine derivatives	metam based soil fumigants thiram and ziram based fungicides plant growth regulator	The Dow Chemical Company Argo-Kanesho Co Ltd Bayer BASF SE	alkylamines CS2 caustic soda	Agriculture Crop protection

	Percentage of Total Segment Sales
Product Lines	2015	2014	2013
Coatings and Other Formulated Products	46%	66%	66%
Tires	22%	31%	34%
Specialty Amines and Crop Protection	32%	3%	-

•	Strategy

A key element of the AFP segment's strategy is to leverage proprietary technologies for the continued development of innovative product offerings and to focus growth efforts on expanding end markets such as coatings, tires, consumables, animal nutrition, crop protection, and energy. Eastman management believes that the ability to leverage the AFP segment's research, application development, and production capabilities across multiple markets makes the segment uniquely positioned to meet evolving needs to improve the quality and performance of its customers' products. For example, performance labeling regulations in various parts of the world and competitive pressure favoring performance over cost are causing tire manufacturers to simultaneously improve conflicting tire attributes. The use of Eastman’s tire additives technology helps tire manufacturers to overcome common compromises often observed between wet grip and rolling resistance. In order to address identified market needs, the Company is also developing new technologies such as polyesters for coatings, sustainable solvents, cellulose esters for tires, and hydrocarbon resins for tires.

The Company has begun construction of a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in 2017, and retrofitted an existing manufacturing facility in Germany that became operational in the second half of 2015. These actions are expected to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics.

The Company's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the segment expects to capitalize on industrial growth in Asia from its planned manufacturing capacity expansion in Malaysia and cellulose ester products sourced from our low cost acetyl manufacturing stream in North America.

ADHESIVES & PLASTICIZERS SEGMENT

•	Overview

The adhesives resins and plasticizers businesses focus on producing intermediate chemicals, rather than finished products, and developing long-term, strategic relationships to enable customers' growth in their end markets. In 2015, the A&P segment had sales revenue of $1.2 billion, 12 percent of Eastman's total sales. Key adhesives resins and plasticizers technology platforms are the integrated olefins and polyesters platforms and the hydrocarbon resins platform.

Eastman manufactures adhesives resins and plasticizers which are used in the manufacture of products sold into consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. Market growth for adhesives resins in emerging markets such as China, south east Asia, eastern Europe, and Latin America continues to be higher than regional economic growth, mainly due to growing use of consumables in these emerging economies. Increase in relative use of non-phthalate rather than phthalate plasticizers in the United States, Canada, and Europe has accelerated and is expected to continue to increase more than general economic growth due to increasing regulatory requirements and consumer preferences. In addition, the plasticizers product line is expected to benefit from recovery in the North American building and construction industry and the shift of vinyl flooring production to the United States from Asia Pacific. Some of the products are sensitive to periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. Industry supply of some adhesives resins products is affected by changes in the availability of key raw materials. In addition to leveraging integrated manufacturing facilities and scale of production, the segment is well positioned to capitalize on meeting evolving market needs and supporting adoption of Eastman products in new or existing customer formulations. Major competitors in this segment include large, multinational companies. The segment competes primarily based on the breadth of its product portfolio, performance, and price.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Adhesives Resins
Piccotac® Regalite® Eastotac® Eastoflex®	hydrocarbon resins and rosin resins mainly for hot-melt and pressure sensitive adhesives	Exxon Mobil Corporation Kolon Industries, Inc.	C9 resin oil piperylene gum rosin	Consumables (resins used in hygiene and packaging adhesives) Building and construction (resins for construction adhesives and interior flooring)
Plasticizers
Eastman 168® Eastman® DOP Benzoflex® Eastman TXIB® Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Emerald Performance Materials	propane propylene paraxylene	Building and construction (non-phthalate plasticizers used in interior surfaces) Consumables (food packaging, packaging adhesives, and glove applications) Health and wellness (medical devices)

	Percentage of Total Segment Sales
Product Lines	2015	2014	2013
Adhesives Resins	54%	53%	52%
Plasticizers	46%	47%	48%

•	Strategy

A key element of the strategy for growth in the adhesives resins and plasticizers product lines is to leverage Eastman's leading positions and market insights in high-growth hygiene, packaging, durables, and non-phthalate plasticizer applications, with a focus on developing and accessing markets with high-growth potential for the Company's products. Key growth markets are consumables such as hygiene and packaging and flexible plastic products used in sensitive applications. For hygiene and packaging applications, Eastman's strategy is to enhance customer options for hot-melt packaging adhesives and to enable customers to meet changing and growing needs in hygiene products. For flexible plastic products used in sensitive applications, Eastman's strategy is to develop and provide sustainable primary and niche non-phthalate alternatives to ortho-phthalate plasticizers traditionally used in flooring, toys, child care articles, medical packaging and devices, and food contact items. The regional focus of products in the segment allows Eastman to leverage its leading cost position in North America and Europe for plasticizers and to serve global markets for adhesives.

Eastman management believes that the ability to leverage strong technical capabilities across multiple markets makes the Company uniquely positioned to meet evolving market needs and support adoption of Eastman products in new or additional customer formulations. Innovation efforts are focused on improving process efficiency and feedstock flexibility enabling low cost capacity additions, developing products addressing increasing customer quality needs for adhesives, and further enabling customer switching to non-phthalate plasticizers.

The Company has expanded its Eastman 168® non-phthalate plasticizers manufacturing capacity at its Texas City, Texas site to meet expected plasticizer demand growth and has options to further expand this capacity.

The Company is planning to expand capacity at its existing sites to support expected demand growth for its adhesives resins products in hygiene and packaging applications. In addition, the Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing of a joint project to build a hydrogenated hydrocarbons resin plant in Nanjing, China.

ADVANCED MATERIALS SEGMENT

•	Overview

In the AM segment, the Company produces and markets its polymers, films, and plastics with differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness products. In 2015, the AM segment had sales revenue of $2.4 billion, 25 percent of Eastman's total sales. Key technology platforms for this segment include cellulose esters, polyesters, polyvinyl butyral (“PVB”) films, and polyester films.

Eastman has strong technical and market development capabilities that enable the segment to modify its polymers, films, and plastics to control and customize their final properties for development of new applications with enhanced functionality. Tritan® copolyesters specialty plastics are a leading solution for food contact applications due to performance and processing attributes and Bisphenol A (“BPA”) free properties. The Saflex Q® series product line is a leading solution for sound reduction in the cabin of an automobile. The Company maintains what management believes is a leading solar control technology position in the window film market through the use of high performance sputter coatings which enhance solar heat rejection while maintaining superior optical properties. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Specialty Plastics
Eastar® copolyesters Eastman Tritan® copolyester Eastman Visualize® Material Eastman Embrace® copolyester Eastman Spectar® copolyester Eastman Aspira™ family of resins Flexvue®	specialty copolyesters and cellulose esters	Convestro Trinseo Evonik Industries AG Saudi Basic Industries Corporation Mitsubishi Chemical Corporation S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd	paraxylene ethylene glycol cellulose
Consumables (Specialty copolyesters used in consumer packaging, consumables and cosmetics packaging, in-store fixtures and displays)
Durable goods (consumer housewares and appliances)
Health and wellness (medical)
 Electronics (displays)

Interlayers
Saflex® Saflex® Q Series	PVB sheet specialty PVB intermediates	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol	Transportation (automotive safety glass, automotive acoustic glass, and head up displays Building and construction (PVB for architectural interlayers)
Performance Films
LLumar® SunTek® V-KOOL® Gila®	window film and protective film products for aftermarket applied films	3M Company Saint-Gobain S.A. Garware Chemicals Limited	polyethylene terephthalate film	Transportation (automotive after-market window film and paint protection film) Building and construction (residential and commercial window films)

	Percentage of Total Segment Sales
Product Lines	2015	2014	2013
Specialty Plastics	51%	54%	53%
Interlayers	33%	34%	34%
Performance Films	16%	12%	13%

•	Strategy

Management believes that the segment has significant opportunities to leverage technology platforms into new products and applications, accelerate its growth, and further leverage its manufacturing capacity. The segment is working to expand its portfolio of higher margin products in attractive end markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for future growth. An example is Eastman Tritan® copolyester used in small appliance applications where the combination of toughness, durability and design flexibility provides clear advantages over glass or lower performance polymer materials. The interlayers product lines, including head up displays ("HUD") and acoustic PVB sheet, leverage Eastman's global presence to deliver industry leading innovations to automotive and architectural end markets by collaborating with global and large regional customers. In the automotive end market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment’s product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets. Additionally, increased demand for BPA-free products has created new opportunities for various copolyester applications.

The AM segment expects to continue to improve product mix from increased sales of premium products, including Eastman Tritan® copolyester, Eastman Visualize® Material, interlayers with acoustic properties, and LLumar®, V-KOOL®, and SunTek® window films and protective films.

The acquisition of Commonwealth in December 2014 further expanded the AM segment's product portfolio and channel network in the diverse window film markets, enables further manufacturing and distribution efficiencies, and added industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

The Company is continuing an additional 60,000 metric ton expansion of Eastman Tritan® copolyester capacity at the Kingsport, Tennessee manufacturing facility to meet expected future demand.

Construction of a manufacturing facility for PVB Resin at the Kuantan, Malaysia site is expected to be operational in 2017 to support growth of the AM segment’s transportation and building and construction markets, particularly in the Asia Pacific region.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells Estron® acetate tow and Estrobond® triacetin plasticizers for use primarily in the manufacture of cigarette filters; Estron® natural (undyed) and Chromspun® solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years. In 2015, the Fibers segment had sales revenue of $1.2 billion, 13 percent of Eastman's total sales.

Eastman's Fibers segment customers are located in all regions of the world, with approximately 50 percent of 2015 revenues in Asia Pacific. The largest 13 Fibers segment customers account for 80 percent of the segment's 2015 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers. Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis.

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

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence, and a customer base characterized by strategic long-term customer relationships. The Company intends to continue to capitalize and build on these strengths to improve the strategic position of its Fibers segment. The principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships. Management expects continued strong Fibers segment cash flow and earnings despite continued challenging acetate tow market conditions.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Acetate Tow
Estron®	cellulose acetate tow	Celanese Corporation Solvay S.A. Daicel Corporation Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)
Acetate Yarn
Estron® Chromspun® Cosilva™	natural (undyed) acetate yarn solution dyed acetate yarn	UAB Dirbtinis Pluostas Industrias del Acetato de Celulosa S.A. Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	Consumables (apparel, home furnishings, and industrial fabrics) Health and wellness (medical tape)
Acetyl Chemical Products
Estrobond®	triacetin cellulose diacetate flake acetic acid acetic anhydride	Jiangsu Ruijia Chemistry Co., Ltd. Polynt SPA Daicel Corporation Celanese Corporation Solvay S.A.	wood pulp methanol high sulfur coal	Tobacco (manufacture of cigarette filters)

	Percentage of Total Segment Sales
Product Lines	2015	2014	2013
Acetate Tow	78%	79%	83%
Acetate Yarn and Acetyl Chemical Products	22%	21%	17%

•	Strategy

In the Fibers segment, Eastman continues to leverage its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. Eastman’s Fibers segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site which is supplied from Eastman’s vertically integrated coal gasification facility. Eastman's total global acetate tow capacity is approximately 186,000 metric tons, not including the Company’s participation in an acetate tow joint venture manufacturing facility in China. The Company also benefits from the Kingsport tow production facility being the largest and most integrated acetate tow site in the world. The Company supplies 100 percent of the acetate flake raw material to the joint venture from the Company’s manufacturing facility in Kingsport, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statement of Earnings.

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

As a result of challenging market conditions for acetate tow, including additional industry capacity, the Company closed its Workington, U.K. acetate tow manufacturing facility in 2015.

SPECIALTY FLUIDS & INTERMEDIATES SEGMENT

•	Overview

The Company leverages large scale and vertical integration from the acetyl, olefins, and alkylamine streams and proprietary manufacturing technology for specialty fluids to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. Certain products are also used internally by other segments of the Company. Management believes it is well-positioned in key markets for acetyl chemical intermediates, olefin derivatives, specialty fluids, and alkylamines due to its competitive cost position, scale, technology, and reliability of supply. In 2015, the SFI segment had sales revenue of $2.4 billion, 25 percent of the Company's total sales. Key technology platforms include acetyls, oxos, benzenes and derivatives, polyesters and alkylamines.

Historically, the intermediates product line's competitive cost position has been primarily due to use of and access to lower cost raw materials, including natural gas, which are used in the production of acetyl stream products, and olefin feedstocks which are used in the production of olefin derivative products. Some of the product line’s products are affected by the olefins cycle. See "Eastman Chemical Company General Information - Manufacturing Streams" in this "Part I - Item 1. Business." This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply. While management continues to take steps to reduce the impact of the trough of the olefins cycle, future intermediates products results are expected to continue to fluctuate from time to time due both to general economic conditions and olefins supply and demand.

Functional amines products are alkylamines sold to external customers as an integral element in their chemical processes for the production of formulated products sold in a variety of end-markets. Functional amines products are also used internally as building blocks for production of downstream derivatives for our specialty amines and crop protection businesses.

The specialty fluids product line includes heat transfer and aviation fluids products. The heat transfer fluids product line offers a portfolio of high temperature synthetic aromatic fluids used primarily for indirect heat transfer in many chemical and manufacturing processes including solar energy market applications. Due to timing of customer project completions, heat transfer fluids product line revenues and earnings fluctuate from period to period. The aviation fluids product line includes brands that sell into critical applications in the airline industry. Aviation fluids product revenues have historically been stable and influenced by general consumer demand and product performance in global fleet engines.

•	Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Chemical Intermediates
oxo alcohols and derivatives acetic acid and derivatives acetic anhydride	chemical intermediates	BASF SE The Dow Chemical Company Oxea BP plc Celanese Corporation Lonza	propane ethane propylene coal acetic acid natural gas	Industrial chemicals and processing Building and construction (paint/coating applications, construction chemicals, building materials) Pharmaceuticals and agriculture Health and wellness
Other Intermediates
ethylene oxo alcohols polymer intermediates acetic acid	olefin, chemical intermediates, and polymer intermediates	LyondellBasell Industries Celanese Corporation BP plc BASF SE Flint Hill Resources	propane ethane propylene coal natural gas paraxylene metaxylene	Building and construction (paint/coating applications, construction chemicals, building materials) Industrial chemicals and processing Packaging
Functional Amines
alkylamines	methylamines and salts higher amines and solvents	BASF SE Chemours U.S. Amines Oxea	methanol ammonia acetone ethanol butanol	Agrochemicals and various industrial intermediates Energy Consumables Water treatment Animal nutrition
Specialty Fluids
Therminol® Eastman Turbo Oils Skydrol® Eastman SkyKleen®	heat transfer and aviation fluids	The Dow Chemical Company Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	Industrial chemicals and processing (heat transfer fluids for chemical processes) Renewable energy Commercial aviation

	Percentage of Total Segment Sales
Product Lines	2015	2014	2013
Chemical Intermediates	42%	50%	48%
Other Intermediates	27%	35%	39%
Functional Amines	18%	1%	—%
Specialty Fluids	13%	14%	13%

•	Strategy

To maintain and enhance its status as a low cost producer, the SFI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings in the chemical intermediates and other intermediates product lines. SFI segment assets produce intermediate products that are used internally to support growth in specialty product lines throughout the Company. Through the SFI segment, the Company has leveraged the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows for the production of acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman uses its proprietary oxo-technology in one of the world's largest single-site, oxo butyraldehyde manufacturing facilities to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies, as well as purchased propylene. A recent expansion at the Pace, Florida manufacturing facility acquired from Taminco solidified the Company’s position as the largest methylamine producer in North America in 2015. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the chemical intermediates and other intermediates product lines to remain cost competitive with, and for some products cost-advantaged over, competitors.

A key focus for Eastman is to continue to develop and access markets with high-growth potential for the Company's specialty fluids products. A major long-term goal is to expand volumes in growth markets for Therminol® heat transfer fluids through market development efforts. The Therminol® heat transfer fluid capacity expansion in Newport, Wales in 2015 supports expected long-term demand in the industrial chemicals and processing market for SFI products. Eastman Aviation fluids including Eastman Turbo Oils, Eastman Skydrol® aviation hydraulic fluids, and Eastman SkyKleen® aviation solvents provide industry-leading products, technical resources, support, and service to the global aviation industry.

In January 2016, the Company announced that as part of its strategy to increase emphasis on specialty businesses and products it is pursuing strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company.

In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market beginning in 2017. Prior to completion of the plant, the Company continues to benefit from a propylene market contract with an advantaged cost position for purchased propylene. The Company continues to optimize the ethane content in its olefin cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain growth initiatives and costs at the corporate level, including certain research and development costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional investment is committed to those projects. The Company continues to explore and invest in research and development initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and reduced environmental impact. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise, for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles. The acquisition of Knowlton accelerates the innovation cycle for the Eastman microfibers technology platform.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 55 percent of its sales generated from outside the United States and Canada region in 2015. The Company has expanded its international manufacturing presence, and the Company is also able to transport products globally to meet demand. While all regions continue to be affected by the uncertainty in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's segments and products in each region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report.

In 2015, the regional revenue by segment was as follows:

	United States and Canada	Asia Pacific	Europe, Middle East, and Africa	Latin America
Additives & Functional Products	21%	22%	31%	31%
Adhesives & Plasticizers	16%	5%	15%	13%
Advanced Materials	21%	32%	26%	24%
Fibers	6%	25%	13%	9%
Specialty Fluids & Intermediates	36%	16%	15%	23%
TOTAL	100%	100%	100%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 75 percent located in the United States. Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products. The SFI segment accounted for 36 percent of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride, although revenues in the region can be volatile due to the dependence of this segment's selling prices on key raw material and energy costs.

Eastman's focus for the Asia Pacific region is on specialty products that benefit from both the emerging middle class in the region and expected continuation of the shift in China from government infrastructure spending to a consumer driven economy. In the AFP segment, the Company is beginning a Crystex® capacity expansion at the Kuantan, Malaysia manufacturing facility to capitalize on expected high industrial growth rates in the Asia Pacific region. This expansion is expected to be operational in 2017. In the AM segment, construction of a PVB resin manufacturing facility at the Kuantan, Malaysia site is expected to be operational in 2017. The Fibers segment was responsible for 25 percent of revenue in the region, primarily from acetate tow products.

Company revenues in the Europe, Middle East, and Africa region increased 16 percent in 2015 due to revenues from businesses acquired in 2014. Sales of certain of the Company's products in the region have increased more than general economic growth in recent periods due to regulatory requirements and consumer preferences in Europe. The AM segment accounted for 26 percent of the region's revenue, with a high concentration of interlayers product sales in this region. The AFP segment accounted for 31 percent of the region's revenue due to additional revenues from certain newly acquired businesses and strong sales revenue in both coatings and tires markets. Europe, Middle East, and Africa region revenues continue to be negatively affected by an unfavorable shift in foreign currency exchange rates and lower prices as a result of lower raw material costs attributed to the ongoing economic weakness in most European countries.

The Company is focused on market trends in the Latin America region that include the growing use of adhesives for consumables and performance films for automotive end-market applications. The AFP segment accounted for 31 percent of the region's revenue due to sales revenue in both coatings and tires markets.

In 2015, the segment revenue by region was as follows:

	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates	Combined
United States and Canada	39%	56%	38%	21%	65%	45%
Asia Pacific	22%	9%	31%	49%	15%	24%
Europe, Middle East, and Africa	32%	29%	26%	26%	15%	25%
Latin America	7%	6%	5%	4%	5%	6%
TOTAL	100%	100%	100%	100%	100%	100%

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

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and approximately 40 other countries selling into approximately 135 countries around the world. Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value. Market, customer, application, and technical expertise are critical capabilities. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

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

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 70 percent, of its key raw materials and energy through different contract mechanisms, generally of two to five years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments for certain of its key raw materials to mitigate the impact of market price fluctuations. Key raw materials include cellulose, paraxylene, propane, propylene, methanol, polyvinyl alcohol, natural gas, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. The Company's raw material and energy costs as a percent of total cost of operations were approximately 45 percent, 55 percent, and 60 percent in 2015, 2014, and 2013, respectively.

For additional information about raw materials, see exhibit 99.01 "Product and Raw Material Information" of this Annual Report on Form 10-K.

Manufacturing Streams

Integral to Eastman's strategy for growth is leveraging its heritage of expertise and innovation in acetyl, olefins, polyester and alkylamine chemistries in key markets, including transportation, building and construction, consumables, tobacco, and agriculture. For each of these chemistries, Eastman has developed and acquired a combination of assets and technologies that are operated within four manufacturing "streams".

•
In the acetyl stream, the Company begins with coal which is gasified in the presence of oxygen in its coal gasification facility. The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride. These chemicals are used in manufacturing products throughout the Company including, but not limited to, cellulose fibers, plastics, and esters. In the long-term, the Company's ability to use coal is considered to be a raw material cost advantage. The major end markets for products from the acetyl stream include coatings, displays, and tobacco.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are cracked into the "olefin" chemicals ethylene and propylene at its facility in Longview, Texas. "Cracking" is a chemical process in which liquefied petroleum gases are converted into the more reactive olefin molecules which can then be used in the manufacture of other chemicals. Eastman operates three cracking units in Longview, Texas. The Company continues to optimize the ethane content in its olefins cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks. The Company also purchases additional propylene for use at its Longview facility and its facilities outside the United States. Propylene is used in chemical intermediates, which are used to produce a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. The ethylene is used to produce chemicals that Eastman's customers ultimately convert for end uses in the food industry, health and beauty products, detergents, and automotive products. Petrochemical business cycles are influenced by periods of over- and under-capacity. Capacity additions to steam cracking units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins. Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles. The Company believes it is positioned to be less impacted by these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets.

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

•
In the alkylamine stream, the Company begins with ammonia and alcohols (C1 - C6) to produce methyl amines and higher alkylamines, which can then be further reacted with other chemicals to produce alkylamine derivatives. The Company’s alkylamine products are primarily used in agriculture, water treatment, consumables, animal nutrition and oil and gas end markets. The Company is recognized as one of the leading global producers of alkylamines. Methylamines are manufactured by reacting methanol with ammonia in a catalytic reactor. Three different methylamines are produced: mono methylamine ("MMA"), di methylamine ("DMA") and tri methylamine ("TMA"). The reaction circumstances (pressure, temperature, catalysts, etc.) and reactant ratios determine the ratio of the three products which are purified by distillation and used as building blocks to produce downstream derivatives or sold externally to merchant customers. The term 'higher alkylamines' refers to amines produced with C2-C6 alcohols (ethyl, n butyl, n propyl, isopropyl and cyclohexyl amines). The manufacturing process for higher alkylamines is similar to that for methylamines, as ammonia is combined with various alcohols in catalytic reactors and subsequently distilled. The use of different alcohols results in the creation of different higher alkylamines which are used both internally to produce derivatives or sold externally to the merchant market.

In addition to stream integration, the Company also derives value from Eastman's cellulosics expertise. These cellulosics are natural polymers, sourced from managed forests, which, when combined with acetyl and olefin chemicals, provide differentiated product lines and an advantaged raw material position for Eastman.

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

Capital Expenditures

Capital expenditures were $652 million, $593 million, and $483 million in 2015, 2014, and 2013, respectively. Capital expenditures in 2015 were primarily for the costs of modernization and expansion of the Kingsport, Tennessee site, expansion and construction at the Kuantan, Malaysia manufacturing site in the AFP and AM segments, a Therminol® heat transfer fluid capacity expansion in Newport, Wales, and additional expansion of Eastman Tritan® copolyester capacity in Kingsport. The Company expects that 2016 capital spending will be similar to 2015 including the continuation of the expansion projects in Kuantan, Kingsport and Longview, Texas site modernization projects, and the additional Eastman Tritan® copolyester expansion in Kingsport.

Employees

Eastman employs approximately 15,000 men and women worldwide. Approximately 10 percent of the total worldwide labor force is represented by collective labor agreements, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 55 percent of the Company's 2015 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2015.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, chemicals, and fibers, Eastman owns over 700 active United States patents and more than 1,900 active foreign patents, expiring at various times over several years, and also owns over 5,000 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.

Research and Development

For 2015, 2014, and 2013, Eastman's R&D expenses totaled $251 million, $227 million, and $193 million, respectively.

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

The amounts charged to earnings related to environmental protection and improvement were $290 million, $319 million, and $285 million, in 2015, 2014, and 2013, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $61 million, $79 million, and $53 million in expenditures for engineering and construction in 2015, 2014, and 2013, respectively. Management anticipates that capital expenditures associated with boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next three years compared to recent historical levels. However, over that period the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility and the Springfield, Massachusetts facility to natural gas which the Company believes is more cost-efficient. Management does not believe that these expenditures will have a material effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee and Springfield, Massachusetts facilities, the Company does not currently expect near term environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies"; 13, "Environmental Matters and Asset Retirement Obligations"; and 22, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2016 and 2015, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year. These orders are primarily short-term and all orders are expected to be filled in the following year. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Mark J. Costa, age 49, is Chief Executive Officer and Chairman of the Eastman Chemical Company Board of Directors. Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing; was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer in May 2009; and became President and a Director of the Company in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group ("Monitor"). He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries.  Mr. Costa was appointed Chief Executive Officer in January 2014 and was named Chairman effective July 2014.

Curtis E. Espeland, age 51, is Executive Vice President and Chief Financial Officer. Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Director of Internal Auditing; Director of Finance, Asia Pacific; Director of Corporate Planning and Forecasting; Vice President and Controller; Vice President, Finance, Eastman Division; Vice President, Finance, Polymers; and Senior Vice President and Chief Financial Officer from 2008 until December 2013. He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia. Mr. Espeland was appointed to his current position effective January 2014.

Ronald C. Lindsay, age 57, is Chief Operating Officer.  Mr. Lindsay joined Eastman in 1980 and has held a number of positions in various manufacturing and business organizations. In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates; in 2005 became Vice President, Performance Chemicals and Intermediates; in 2006 was appointed Senior Vice President and Chief Technology Officer; in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership; in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates; and in January 2011 was appointed Executive Vice President, Performance Chemicals and Intermediates, Fibers, Engineering and Construction, and Manufacturing Support. In July 2012 he was appointed Executive Vice President, Adhesives &Plasticizers, Fibers, Specialty Fluids & Intermediates, Engineering and Construction, and Manufacturing Support. He was appointed to his current position effective January 2014.

Brad A. Lich, age 48, is Executive Vice President, with responsibility for the Additives and Functional Products ("AFP") and Advanced Materials segments and the marketing, sales, and pricing organizations. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for Coatings. Other positions of increasing responsibility followed, including General Manager of Emerging Markets for the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI"). In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. Mr. Lich was appointed to his current position effective January 2014.

Michael H.K. Chung, age 62, is Senior Vice President and Chief International Ventures Officer. Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses. He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region. Mr. Chung was appointed to his current position effective January 2011.

Mark K. Cox, age 50, is Senior Vice President and Chief Manufacturing and Engineering Officer.  Mr. Cox joined Eastman in 1986 and has served in a variety of management positions, including leadership roles within the Business Management, Manufacturing, and Technology areas. Additionally, he has held responsibility for Eastman’s Corporate Six Sigma program. In August 2008, Mr. Cox was appointed Vice President, Chemicals and Fibers Technology. Beginning in May 2009, Mr. Cox served as Vice President, Chemicals, Fibers, and Performance Polymers Technology. He was appointed Vice President, Worldwide Engineering and Construction in August 2010 and to his current position effective January 2014.

Stephen G. Crawford, age 51, is Senior Vice President and Chief Technology Officer, including responsibility for corporate innovation. Mr. Crawford joined Eastman in 1987. Since then, he has held several leadership positions of increasing responsibility in the manufacturing and technology organizations, including Vice President, Specialty Polymers and Coatings Technology. In February 2013, Mr. Crawford was appointed Vice President, Functional Products Technology. In that position he had responsibility for Coatings, Adhesives and Plasticizers, Fibers and Rubber Additives Technology development. Mr. Crawford was appointed to his current position effective January 2014.

David A. Golden, age 50, is Senior Vice President, Chief Legal Officer, and Corporate Secretary. Mr. Golden has responsibility for Eastman's Legal, Corporate HSES, and Global Public Affairs and Policy organizations. He also has overall responsibility for Eastman's Ethics & Corporate Compliance program. Immediately prior to this position, he was Vice President, Associate General Counsel, and Corporate Secretary with overall responsibility for Eastman’s Legal Department. Mr. Golden joined Eastman in 1995 as an attorney and has held positions of increasing responsibility, including serving as the Company’s Director of Internal Audit from October 2005 to October 2007 and Vice President and Assistant General Counsel responsible for the Company’s Commercial and International Law groups from 2007 to 2010. Mr. Golden assumed his current role in January 2013. Prior to joining Eastman, he worked as an attorney in the Atlanta office of the law firm of Hunton & Williams.

Godefroy A.F.E. Motte, age 57, is Senior Vice President, Integrated Supply Chain and Chief Regional and Sustainability Officer. Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales, supply chain, and manufacturing and in both the Company's chemicals and polymers businesses. He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006. In January 2011, Mr. Motte was appointed Senior Vice President, Chief Regional and Sustainability Officer and was appointed to his current position effective July 2012.

Perry Stuckey, III, age 56, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011, as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience spans more than 25 years, including a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology organizations, including Hill-Rom Company, Rockwell Automation, and Monsanto Company. Mr. Stuckey was appointed to his current position in January 2013.

Scott V. King, age 47, is Vice President, Finance and Chief Accounting Officer. Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, Mr. King has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007 and Chief Accounting Officer in September 2008. Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in June 2014.

On February 23, 2016 the Company announced certain executive officer changes effective March 1, 2016 and July 1, 2016. See the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2016.

ITEM 2.	PROPERTIES

At December 31, 2015, Eastman owned or operated 49 manufacturing sites and has equity interests in four manufacturing joint ventures in a total of 14 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the Company's manufacturing sites are:

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

USA
Alvin, Texas (1)					x
Anniston, Alabama					x
Axton, Virginia			x
Canoga Park, California (2)			x
Cartersville, Georgia (1)	x
Chestertown, Maryland		x
Columbia, South Carolina (1)(3)			x
Franklin, Virginia (1)		x
Indianapolis, Indiana (2)	x
Jefferson, Pennsylvania	x	x
Kingsport, Tennessee	x	x	x	x	x
Lemoyne, Alabama (1)	x
Linden, New Jersey					x
Longview, Texas	x	x	x		x
Martinsville, Virginia (4)			x
Monongahela, Pennsylvania	x
Pace, Florida	x				x
Sauget, Illinois	x
Springfield, Massachusetts			x
St. Gabriel, Louisiana	x				x
Sun Prairie, Wisconsin			x
Texas City, Texas		x			x
Trenton, Michigan			x
Watertown, New York (5)
Europe
Antwerp, Belgium (1)	x		x
Ghent, Belgium (4)	x		x		x
Kohtla-Järve, Estonia		x			x
Oulu, Finland (2)	x
Dresden, Germany			x
Leuna, Germany	x				x
Nienburg, Germany	x
Middelburg, the Netherlands		x
Newport, Wales			x		x

(1)	Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

(2)	Eastman leases from a third party and Eastman operates the site.

(3)
Although nearly the entire manufacturing site was included in the first quarter 2011 divestiture of the Company's polyethylene terephthalate ("PET") business and related assets, a portion was retained subsequent to the sale.

(4)	Eastman has more than one manufacturing site at this location.

(5)
This location supports developing businesses of the Eastman microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss).

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Fengxian, China	x
Suzhou, China (1)(2)(3)			x		x
Wuhan, China (4)		x
Yixing, China	x
Zibo, China (5)	x	x
Kashima, Japan	x
Ulsan, Korea				x
Kuantan, Malaysia (1)	x		x
Jurong Island, Singapore (1)	x	x			x
Latin America
Itupeva, Brazil (6)	x
Mauá, Brazil		x
Santo Toribio, Mexico			x
Uruapan, Mexico		x

(1)	Eastman leases from a third party and Eastman operates the site.

(2)	Eastman has more than one manufacturing site at this location.

(3)	Eastman holds a 60 percent share in the joint venture Solutia Therminol Co., Ltd., Suzhou in the Specialty Fluids & Intermediates segment.

(4)	Eastman holds a 51 percent share in the joint venture Eastman Specialties Wuhan Youji Chemical Co., Ltd.

(5)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

(6)	Eastman is a guest under an operating agreement with a third party, which operates its manufacturing facilities at the site.

Eastman has 50 percent or less ownership in joint ventures at the following manufacturing sites:

Segment using manufacturing location
Location	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Fibers	Specialty Fluids & Intermediates

Asia Pacific
Hefei, China				x
Nanjing, China (1)		x			x
Shenzhen, China			x

(1)	Eastman has more than one manufacturing site at this location.

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases approximately 200 stand-alone distribution facilities in approximately 30 countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Shanghai, China; Miami, Florida; Capelle aan den IJssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Palo Alto, California; Canoga Park, California; Springfield, Massachusetts; Akron, Ohio; Martinsville, Virginia; Ghent, Belgium; Guangzhou, China; Kirkby, England; Middelburg, the Netherlands; Mumbai, India; Shanghai, China; and Singapore.

A summary of properties, classified by type, is included in Note 4, "Properties and Accumulated Depreciation", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report").

ITEM 3.	LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible for the defense and indemnification of Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia has agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN". The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2015 and 2014.

		High	Low	Cash Dividends Declared
2015	First Quarter	$76.67	$67.13	$0.40
	Second Quarter	83.90	67.74	0.40
	Third Quarter	82.79	62.84	0.40
	Fourth Quarter	73.82	63.84	0.46
2014	First Quarter	$88.90	$73.00	$0.35
	Second Quarter	90.55	82.49	0.35
	Third Quarter	89.02	78.21	0.35
	Fourth Quarter	88.93	70.38	0.40

As of December 31, 2015, there were 147,812,789 shares of the Company's common stock issued and outstanding, which shares were held by 18,244 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation. The Company's Board of Directors has declared a cash dividend of $0.46 per share during the first quarter of 2016, payable on April 1, 2016 to stockholders of record on March 15, 2016. Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay a quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of December 31, 2015, a total of 4,410,689 shares have been repurchased under this authorization for a total amount of $353 million. During 2015, the Company repurchased 1,477,660 shares of common stock for a cost of approximately $103 million. For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2015	78,107	$64.01	78,107	$697
November 1 - 30, 2015	—	$—	—	$697
December 1 - 31, 2015	742,975	$67.30	742,975	$647
Total	821,082	$66.98	821,082

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

.

ITEM 6.	SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011
Sales	$9,648	$9,527	$9,350	$8,102	$7,178
Operating earnings	1,384	1,162	1,862	800	937
Earnings from continuing operations	854	755	1,172	443	607
Earnings from discontinued operations	—	2	—	—	9
Gain from disposal of discontinued operations	—	—	—	1	31
Net earnings	854	757	1,172	444	647
Less: Net earnings attributable to noncontrolling interest	6	6	7	7	1
Net earnings attributable to Eastman	$848	$751	$1,165	$437	$646
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$848	$749	$1,165	$436	$606
Earnings from discontinued operations, net of tax	—	2	—	1	40
Net earnings attributable to Eastman stockholders	$848	$751	$1,165	$437	$646
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$5.71	$5.01	$7.57	$2.99	$4.34
Earnings from discontinued operations	—	0.02	—	0.01	0.29
Net earnings	$5.71	$5.03	$7.57	$3.00	$4.63
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$5.66	$4.95	$7.44	$2.92	$4.24
Earnings from discontinued operations	—	0.02	—	0.01	0.28
Net earnings	$5.66	$4.97	$7.44	$2.93	$4.52
Statement of Financial Position Data
Current assets	$2,878	$3,173	$2,840	$2,699	$2,302
Net properties	5,130	5,087	4,290	4,181	3,107
Goodwill	4,518	4,486	2,637	2,644	406
Other intangibles	2,650	2,905	1,781	1,870	101
Total assets	15,611	16,072	11,845	11,710	6,184
Current liabilities	2,056	2,022	1,470	1,364	1,114
Long-term borrowings	6,608	7,248	4,254	4,779	1,445
Total liabilities	11,590	12,482	7,970	8,682	4,283
Total Eastman stockholders' equity	3,941	3,510	3,796	2,943	1,870
Dividends declared per share	1.660	1.450	1.250	1.080	0.990

On December 5, 2014, Eastman completed its acquisition of Taminco Corporation ("Taminco"), a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco’s former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are managed and reported as part of the Specialty Fluids & Intermediates ("SFI") segment.

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

On August 6, 2014, the Company acquired Knowlton Technologies, LLC ("Knowlton"), for a total cash purchase price of $42 million. The acquisition was accounted for as a business combination. The acquired Knowlton business is a developing business of the Eastman® microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss).

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

In third quarter 2011, the Company completed three acquisitions, each accounted for as a business combination: Sterling Chemicals, Inc., a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers ("A&P") segment, including Eastman 168® non-phthalate plasticizers, and acetic acid in the SFI segment; Scandiflex do Brasil S.A. Indústrias Químicas, a manufacturer of plasticizers located in São Paulo, Brazil, which is reported in the A&P segment; and Dynaloy, LLC, a producer of formulated solvents, which is reported in the AFP segment.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2015 Annual Report on Form 10-K (this "Annual Report"). All references to earnings per share ("EPS") contained in this report are to diluted earnings per share unless otherwise noted.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low. However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant weakening of the economy, the Company could increase its allowances. This could result in a material charge to earnings. The Company's allowance for doubtful accounts was $13 million and $10 million at December 31, 2015 and 2014, respectively.

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

Timing of Annual Impairment Testing

The Company conducts testing of goodwill and indefinite-lived intangible assets annually or when events and circumstances indicate an impairment may have occurred. The Company conducted annual goodwill and indefinite-lived intangible assets impairment testing as of July 1. In fourth quarter of 2015, the annual impairment testing date was changed to October 1. This change is in response to a change in the timing of corporate forecasting, a key input to the annual impairment testing process. This change did not accelerate, delay or cause a goodwill or indefinite-lived intangible asset impairment charge. The reporting units acquired from Taminco Corporation ("Taminco") were first tested for annual impairment during fourth quarter 2015.

Goodwill

The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's July 1 and October 1, 2015 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company's annual multi-year strategic plan and a market participant tax rate. The most critical assumptions are the estimated discount rate and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the tests performed during third quarter and fourth quarter 2015, there were no impairments of the Company's goodwill. As of October 1, 2015, fair values substantially exceeded the carrying values for each reporting unit tested, except for the specialty fluids reporting unit (a part of the Specialty Fluids and Intermediates operating segment as described in the "Business" section) and the recently acquired crop protection reporting unit (a part of the Additives and Functional Products operating segment as described in the "Business" section).

As of fourth quarter testing, specialty fluids had an estimated fair value that exceeded the carry value including goodwill by 11 percent. As of December 31, 2015, goodwill of $546 million is allocated to the specialty fluids reporting unit. Cash flows from the specialty fluids reporting unit are susceptible to changes in demand due to cyclicality and timing of customer project completions primarily in the industrial and solar markets. Weakened demand in solar markets has caused lower sales volume for specialty fluids products and further delay in the timing of customer project completions or slower overall growth in these markets could decrease the estimated fair value of the specialty fluids reporting unit. The specialty fluids reporting unit is indirectly impacted by low oil prices. Long term low oil prices could also decrease the estimated fair value of the specialty fluids reporting unit. Two of the most critical assumptions used in the calculation of the fair value of the specialty fluids reporting unit are the target market long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value was three percent less than the carrying value with a one percent decrease in the target market long-term growth rate and four percent less than the carrying value with a one percent increase in the discount rate. The business performance for 2015 exceeded the expectations for 2015 used in the previous impairment analysis. Although management believes its estimate of fair value is reasonable, if the specialty fluids reporting unit's financial performance falls below expectations or there are negative revisions to key assumptions, the Company may be required to recognize an impairment charge.

As of fourth quarter testing, crop protection had an estimated fair value that exceeded the carry value including goodwill by 11 percent. As of December 31, 2015, goodwill of $275 million is allocated to the crop protection reporting unit. As anticipated, because of the recent acquisition of Taminco, the fair value of the crop protection reporting unit was not substantially in excess of the carrying value. The crop protection reporting unit is directly impacted by the agricultural market. Two of the most critical assumptions used in the calculation of the fair value of the crop protection reporting unit are the target market long-term growth rate and the discount rate. The Company performed a sensitivity analysis on both of those assumptions. The fair value approximated the carrying value with a one percent decrease in the target market long-term growth rate and was two percent less than the carrying value with a one percent increase in the discount rate. Although management believes its estimate of fair value is reasonable, if the crop protection reporting unit's financial performance falls below expectations or there are negative revisions to key assumptions, the Company may be required to recognize an impairment charge.

Indefinite-lived Intangible Assets

The carrying value of an indefinite-lived intangible asset is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the estimated fair value is less than the carrying value of the tradename.

In third quarter 2015, as a result of the historical annual impairment testing, the Company recognized intangible asset impairments of $18 million in the Advanced Materials segment primarily to adjust the carrying value of the V-KOOL® window films products tradename to $35 million as a result of a decrease in projected revenues since the tradename was acquired. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

As of October 1, 2015, the Company had $524 million in indefinite-lived intangible assets. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of triggering events which might require additional testing before the next required annual impairment test.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $308 million to the maximum of $516 million at December 31, 2015. The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at December 31, 2015.

In accordance with GAAP, the Company also establishes reserves for closure and post-closure costs associated with the environmental and other assets it maintains. Environmental assets, as defined by GAAP, include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments. When these types of assets are constructed or installed, a loss contingency reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements. The Company recognizes the asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. These future estimated costs are charged against earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset is up to 50 years. If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged against earnings could increase or decrease.

In accordance with GAAP, the Company also monitors conditional obligations and recognizes loss contingencies associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company's total environmental loss contingency reserve, including the above remediation, closure and post-closure costs, was $336 million at December 31, 2015 and $345 million at December 31, 2014, representing the minimum or best estimate for remediation costs (undiscounted) and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs (discounted).

Pension and Other Postretirement Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman subsidizes life insurance, health care, and dental benefits for eligible retirees, and health care and dental benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. For valuing the obligations and assets of the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 4.13 percent and 3.26 percent, respectively, and a weighted average expected return on plan assets of 7.60 percent and 5.11 percent, respectively, at December 31, 2015. The Company assumed a weighted average discount rate of 4.17 percent for its other postretirement benefit plans and an expected return on plan assets of 3.75 percent for its voluntary employees' beneficiary association retiree trust at December 31, 2015. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The Company performed a five year experience study of the assumptions for the U.S. plans in 2014 which included a review of the mortality tables. As a result of the experience study, the Company continues to use the RP-2000 table with scale AA static improvement scale and no collar adjustment as it most closely aligns with the Company's experience.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The projected benefit obligation as of December 31, 2015 and 2016 expense are affected by year-end 2015 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for all pension plans and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2016 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2015 Projected Benefit Obligation for Pension Plans		Impact on 2016 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2015 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	-$3 Million	+$56 Million	+$35 Million	-$1 Million	+$22 Million

25 basis point increase in discount rate	+$2 Million	-$54 Million	-$33 Million	+$1 Million	-$22 Million

25 basis point decrease in expected return on assets	+$6 Million	No Impact	No Impact	<+$0.5 Million	No Impact

25 basis point increase in expected return on assets	-$6 Million	No Impact	No Impact	<-$0.5 Million	No Impact

The expected return on assets and assumed discount rate used to calculate the Company's pension and other postretirement benefit obligations are established each December 31. The expected return on assets is based upon prior performance and the long-term expected returns in the markets in which the trusts invest their funds, primarily in the following markets: U.S. and non-U.S. fixed income, U.S. and non-U.S. public equity, private equity, and real estate markets. Moreover, the expected return on plan assets is a long-term assumption and on average is expected to approximate the actual return on assets. Actual returns will be subject to year-to-year variances and could vary materially from assumptions. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and other postretirement benefit obligations. Because future health care benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

In 2016, the Company will change the approach used to calculate service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans. The Company has elected to calculate service and interest costs by applying the specific spot rates along the yield curve to the plans’ projected cash flows. The Company believes the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates as compared to the historical single weighted average discount rate derived from the yield curve. The change does not affect the measurement of the total benefit obligation or the annual net periodic benefit cost or credit of the plans as the change in the service and interest costs will be offset in the reported mark-to-market actuarial gain or loss. The Company will account for this change as a change in accounting estimate and, accordingly, will account for it prospectively beginning in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company uses fair value accounting for plan assets. If actual experience differs from long-term assumptions for asset returns and discount rates which were used in determining the current year expense, the difference is recognized immediately as part of the mark-to-market ("MTM") net gain or loss in the fourth quarter of each year, and any other quarter in which an interim remeasurement is triggered. The MTM net gain or loss applied to earnings from continuing operations in 2015, 2014, and 2013 due to the actual experience versus assumptions of returns on plan assets and discount rates for the defined benefit pension and other postretirement benefit plans were a net loss of $115 million, net loss of $304 million, and net gain of $383 million, respectively. At December 31, 2015, the Company's weighted-average assumed discount rate was 3.97 percent, up from the prior year, resulting in an actuarial gain of approximately $90 million. Overall asset values decreased approximately $205 million due to asset values depreciating below the assumed weighted-average rate of return. The actual loss was approximately $15 million, or an approximately one percent loss, which was below the expected return of approximately $190 million, or 7 percent, and resulted in the approximately $205 million decrease.

The Company does not anticipate that a change in pension and other postretirement benefit obligations caused by a change in the assumed discount rate during 2016 will impact the cash contributions to be made to the pension plans during 2016. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other postretirement benefit obligations, see Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Litigation and Contingent Liabilities

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. Based upon facts and information currently available, the Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be adversely affected by monetary damages, costs or expenses, and charges against earnings in particular periods.

Income Taxes

Amounts of deferred tax assets and liabilities on the Company's balance sheet are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, and domestic and foreign taxes, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2015, a valuation allowance of $254 million has been provided against the deferred tax assets.

The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the balance sheet.

Purchase Accounting

In general, the acquisition method of accounting requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. For assets and liabilities other than intangible assets and property, plant, and equipment, the Company estimates fair value using the exit price approach which is the price that would be received to sell an asset or paid to transfer a liability in an orderly market. An exit price is determined from the viewpoint of unrelated market participants as a whole, in the principal or most advantageous market, and may result in the Company valuing assets or liabilities at a fair value that is not reflective of the Company's intended use of the assets or liabilities. Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired or liabilities assumed is recognized as goodwill on the Company's balance sheet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company values intangible assets using the income, market, or cost approach (or a combination thereof) as appropriate, and uses valuation inputs in these models and analyses that are based on market participant assumptions. Management values property, plant and equipment using the cost approach supported where available by observable market data which includes consideration of obsolescence. Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, and asset lives for property, plant and equipment and amortization periods for intangible assets, and subsequent adjustments to such initial valuations can materially affect the Company's results of operations in particular periods. The use of different estimates or assumptions could result in materially different allocations.

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "2015 Overview", "Results of Operations", and "Summary by Operating Segment" in this MD&A.

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring charges and MTM losses or gains for pension and other postretirement benefit plans, typically in the fourth quarter of each year and any other quarters in which an interim remeasurement is triggered). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

Non-GAAP Measures in this Annual Report

The following non-core items are excluded by management in its evaluation of certain results in this Annual Report:

•
MTM pension and other postretirement benefit plans gains and losses, net, which are actuarial gains and losses measured as the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period. These actuarial gains and losses were primarily due to changes in discount rates and asset returns reflective of changes in global market conditions and interest rates on high-grade corporate bonds and did not arise from Eastman's core business or operations;

•	Asset impairments and restructuring charges, net, of which asset impairments are non-cash transactions impacting profitability;

•	Acquisition integration, transaction, and financing costs; and

•
Costs resulting from the sale of acquired inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of    these inventories (as required by purchase accounting, these inventories were marked to fair value);

in each case for the periods and in the amounts in the table below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core Items

(Dollars in millions)	2015	2014	2013
Non-core items impacting operating earnings:
Mark-to-market pension and other postretirement benefits (gain) loss, net	$115	$304	$(383)
Asset impairments and restructuring charges, net	183	77	76
Acquisition integration and transaction costs	28	46	36
Additional costs of acquired inventories	7	24	—
Non-core items impacting earnings before income taxes:
Taminco acquisition financing costs	$—	$13	$—

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Net interest expense,

•	Other (income) charges, net,

•	Earnings from continuing operations, and

•	Diluted earnings per share.

For more detail about MTM pension and other postretirement benefit plans net gains and losses, including actual and expected return on plan assets and the components of the net gain or loss, see "CRITICAL ACCOUNTING ESTIMATES -- Pension and Other Postretirement Benefits" above and Note 11, "Retirement Plans - Summary of Changes and - Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and create stockholder value, and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA" and "Return on Invested Capital" (or "ROIC"). Management defines "Adjusted EBITDA" as EBITDA (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. "EBITDA Margin" is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines "ROIC" as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value of the Company with those of other companies.

2015 OVERVIEW

For the periods reported, Eastman's businesses were managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets such as transportation, building and construction, and consumables. Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company’s products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time. As a result of changes in organizational structure and management, beginning first quarter 2016, the Company's products and operations will be managed and reported in four operating segments: AFP, AM, Fibers, and Chemical Intermediates ("CI"). See "Business -- Business Segments" in Part I, Item 1 of this Annual Report for more information.

The Company generated sales revenue of $9.6 billion and $9.5 billion for 2015 and 2014, respectively. The sales revenue increase of $121 million in 2015 was primarily due to sales volume from businesses acquired in 2014, partially offset by lower selling prices, particularly in the SFI segment, primarily due to lower raw material and energy costs.

Operating earnings were $1.4 billion in 2015 compared to $1.2 billion in 2014. Excluding the non-core items referenced in "Non-GAAP and Pro Forma Combined Financial Measures", adjusted operating earnings were $1.7 billion in 2015 and $1.6 billion in 2014. Adjusted operating earnings increased in 2015 primarily due to lower raw material and energy costs exceeding lower selling prices by $255 million and earnings from businesses acquired in 2014. Adjusted operating earnings were negatively impacted $201 million by commodity hedges, particularly for propane, lower sales volume of $92 million as lower Fibers segment sales volume was partially offset by higher AM segment sales volume and improved product mix, and an unfavorable shift in foreign currency exchange rates of $47 million.

As described in more detail in "Results of Operations", earnings and earnings per share and adjusted earnings and earnings per share attributable to Eastman were as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2015		2014
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$848	$5.66	$749	$4.95
Total non-core items, net of tax	243	1.62	319	2.12
Earnings from continuing operations excluding non-core items, net of tax	$1,091	$7.28	$1,068	$7.07

The Company generated $1.6 billion in cash from operating activities in 2015, compared to $1.4 billion cash generated from operating activities during 2014. The increase in cash from operating activities was primarily due to higher earnings and lower working capital requirements partially offset by increased interest payments.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below. During 2014, the Company completed four acquisitions as described in Part I, Item 1--"Business--Corporate Overview" of this Annual Report, which are referred to as the "acquired businesses". The inclusion of results of operations of each acquired business in Eastman's consolidated results of operations from the date of acquisitions may limit comparability to prior period results.

SUMMARY OF CONSOLIDATED RESULTS

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	%	2014	2013	%
Sales	$9,648	$9,527	1%	$9,527	$9,350	2%
Acquired business effect			13%			2%
Volume / product mix effect			(2)%			(1)%
Price effect			(8)%			1%
Exchange rate effect			(2)%			—%

2015 Compared to 2014

Sales revenue increased $121 million in 2015 compared to 2014, primarily due to sales volume from the acquired businesses partially offset by lower selling prices, particularly in the SFI segment, primarily due to lower raw material and energy costs.

2014 Compared to 2013

Sales revenue increased $177 million in 2014 compared to 2013, primarily due to higher AFP, A&P, and AM segments sales volume and higher Fibers segment selling prices, partially offset by lower Fibers segment sales volume. The higher AFP segment sales volume was primarily due to sales of products of the acquired Taminco specialty amines and crop protection product lines and higher coatings products sales volume. The higher A&P segment sales volume was primarily attributed to stronger adhesives resins products end-market demand and the continued substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. The higher AM segment sales volume was primarily due to higher premium product sales, including Eastman Tritan® copolyester and interlayers with acoustic properties. The lower Fibers segment sales volume was primarily due to lower acetate tow volume attributed to additional industry capacity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Gross Profit	$2,580	$2,221	16%	$2,221	$2,776	(20)%
Mark-to-market pension and other postretirement benefit (gain) loss, net	84	240		240	(297)
Additional costs of acquired inventories	7	24		24	—
Gross Profit excluding non-core items	$2,671	$2,485	7%	$2,485	$2,479	—%

2015 Compared to 2014

Gross profit increased $359 million in 2015 compared with 2014, primarily due to a $156 million reduction in the MTM pension and other postretirement benefit adjustment loss in 2015 compared to 2014. Excluding non-core items, gross profit increased primarily due to lower raw material and energy costs exceeding lower selling prices by $255 million and gross profit from the acquired businesses. Gross profit was negatively impacted $201 million by commodity hedges, particularly for propane, lower sales volume of $92 million as lower Fibers segment sales volume was partially offset by higher AM segment sales volume and improved product mix, and an unfavorable shift in foreign currency exchange rates of $66 million.

2014 Compared to 2013

Gross profit decreased $555 million in 2014 compared with 2013 primarily due to the difference between a $240 million MTM pension and other postretirement benefit adjustment loss in 2014 and a $297 million MTM pension and other postretirement benefit adjustment gain in 2013. The $297 million MTM gain included a $68 million MTM interim remeasurement gain triggered by an other postretirement benefit plan amendment. Excluding non-core items, gross profit increased slightly as higher gross profit in the AM, Fibers, and A&P segments was partially offset by lower gross profit in the SFI segment. The lower SFI segment gross profit was primarily due to higher raw material and energy costs, particularly for propane in the first half of the year, exceeding higher selling prices, primarily for intermediates, by $33 million and due to $27 million of manufacturing capacity shutdown costs.

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Selling, General & Administrative Expenses	$762	$755	1%	$755	$645	17%
Mark-to-market pension and other postretirement benefit gain (loss), net	(18)	(57)		(57)	76
Acquisition integration and transaction costs	(28)	(46)		(46)	(36)
Selling, General, and Administrative Expenses excluding non-core items	$716	$652	10%	$652	$685	(5)%

2015 Compared to 2014

SG&A expenses in 2015 were slightly higher compared to 2014. SG&A expenses included an $18 million and $57 million MTM pension and other postretirement benefit adjustment loss in 2015 and 2014, respectively. Excluding non-core items, SG&A expenses were higher primarily due to the additional SG&A expenses of the acquired businesses and higher variable compensation expense, partially offset by the decrease in expense due to foreign currency exchange rates.

2014 Compared to 2013

SG&A expenses in 2014 were higher compared to 2013. SG&A expenses in 2014 included a $57 million MTM pension and other postretirement benefit adjustment loss. SG&A expenses in 2013 were reduced by a $76 million MTM pension and other postretirement benefit adjustment gain.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Excluding non-core items, SG&A expenses in 2014 were lower compared to 2013 primarily due to Solutia acquisition cost reduction synergies and lower share-based compensation expense.

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Research & Development Expenses	$251	$227	11%	$227	$193	18%
Mark-to-market pension and other postretirement benefit gain (loss), net	(13)	(7)		(7)	10
Research & Development Expenses excluding non-core items	$238	$220	8%	$220	$203	8%

2015 Compared to 2014

R&D expenses were higher for 2015 compared to 2014. R&D expenses included a $13 million and $7 million MTM pension and other postretirement benefit adjustment loss in 2015 and 2014, respectively. Excluding non-core items, R&D expenses were higher in 2015 compared to 2014 primarily due to the additional R&D expenses of the acquired businesses.

2014 Compared to 2013

R&D expenses were higher for 2014 compared to 2013. R&D expenses in 2014 included a $7 million MTM pension and other postretirement benefit adjustment loss. R&D expenses in 2013 were reduced by a $10 million MTM pension and other postretirement benefit adjustment gain. Excluding non-core items, R&D expenses were higher in 2014 compared to 2013 primarily due to increased R&D for growth initiatives in the AFP and AM segments.

Asset Impairments and Restructuring Charges, Net

2015

In 2015, there were net asset impairments and restructuring charges of $183 million.

The Company took actions during fourth quarter 2015 to reduce its non-operations workforce resulting in restructuring charges of $51 million for severance. These actions were taken to offset impacts on business and financial results of low oil prices, a strengthened U.S. dollar, and continued weak worldwide economic and business conditions. Management anticipates annual total cost savings of approximately $55 million, primarily SG&A expenses and cost of sales, beginning in 2016.

As a result of the annual impairment testing of indefinite-lived intangible assets in 2015, the Company recognized intangible asset impairments of $18 million in the AM segment primarily to reduce the carrying value of the V-KOOL® window films products tradename to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

In 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $17 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which was substantially completed in 2015. Management expects annual cost savings in the Fibers segment of approximately $20 million as a result of the closure, including approximately $10 million in 2015 primarily reducing cost of sales. Additionally, in 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $3 million.

Additionally, in 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014

In 2014, there were net asset impairments and restructuring charges of $77 million.

In 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for the closure of a Crystex® R&D facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets in 2014, the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to $135 million. This impairment resulted from a decrease in projected revenues since the tradename was acquired as part of the 2012 Solutia acquisition. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

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

In 2014, charges in the AM segment included $10 million of asset impairments, including intangible assets, and $2 million of restructuring charges primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. In addition, there were $5 million of restructuring charges for severance associated with the integration of Solutia.

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

During 2013, a voluntary separation plan for certain employees resulted in recognition of severance charges of $6 million.

In addition, during 2013, a change in estimate for certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site resulted in a $4 million reduction of previously recognized asset impairments and restructuring charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Operating earnings	$1,384	$1,162	19%	$1,162	$1,862	(38)%
Mark-to-market pension and other postretirement benefit (gain) loss, net	115	304		304	(383)
Asset impairments and restructuring charges, net	183	77		77	76
Acquisition integration and transaction costs	28	46		46	36
Additional costs of acquired inventories	7	24		24	—
Operating earnings excluding non-core items	$1,717	$1,613	6%	$1,613	$1,591	1%

Net Interest Expense

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Gross interest costs	$286	$210		$210	$190
Less: Capitalized interest	7	7		7	4
Interest expense	279	203	37%	203	186	9%
Interest income	16	16		16	6
Net interest expense	263	187		187	180
Taminco acquisition financing costs	—	(3)		(3)	—
Net interest expense excluding Taminco acquisition financing costs	$263	$184	43%	$184	$180	2%

2015 Compared to 2014

Net interest expense increased $76 million in 2015 compared to 2014, primarily due to interest on the additional $3 billion of debt incurred in fourth quarter 2014 to finance the Taminco acquisition.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

(Dollars in millions)	2015	2014	2013
Foreign exchange transaction (gains) losses, net	$6	$(7)	$7
Financing costs related to the acquisition of Taminco	—	10	—
(Income) loss from equity investments and other investment (gains) losses, net	(15)	(13)	(5)
Other, net	1	(5)	1
Other (income) charges, net	(8)	(15)	3
Financing costs related to the acquisition of Taminco	—	(10)	—
Other (income) charges, net excluding financing costs related to the acquisition of Taminco	$(8)	$(25)	$3

Provision for Income Taxes from Continuing Operations

	2015 Compared to 2014			2014 Compared to 2013
(Dollars in millions)	2015	2014	Change	2014	2013	Change
Provision for income taxes from continuing operations	$275	$235	17%	$235	$507	(54)%
Effective tax rate	24%	24%		24%	30%

The effective tax rate was 24 percent for both 2015 and 2014. The 2015 effective tax rate reflected a benefit from both the U.S. federal tax manufacturing deduction due to an increase in domestic taxable income and increased U.S. federal tax credits, compared to 2014. This was offset by a reduction in the foreign rate variance as a result of an unfavorable shift in foreign income to higher tax jurisdictions and limited benefit from the asset impairment of the Workington, UK acetate tow manufacturing facility. Both years reflect a benefit from the extension of favorable U.S. federal tax provisions, which resulted in a net benefit of approximately $15 million primarily related to research and development credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes.

The 2014 effective tax rate of 24 percent reflected incremental benefit of approximately 6 percent over the 2013 effective tax rate of 30 percent. The primary items benefiting the Company’s effective tax rate were the impact of the annual pension and other postretirement benefit MTM accounting and incremental foreign rate benefit from the integration of the Solutia acquisition. The Company recognized a MTM loss of $304 million in 2014 and a MTM gain of $383 million in 2013, which were primarily recognized in U.S. legal entities. The $687 million reduction in U.S. earnings accounted for an approximately 5 percent benefit to the 2014 effective tax rate compared to 2013. The 2014 effective tax rate also benefited 3 percent compared to 2013 due to an incremental $50 million foreign rate variance. The incremental benefit was the result of the Company’s integration of Eastman and Solutia business operations and legal entity structures, including relocating certain of the Company’s global business headquarters, which are primarily international, to Europe to better serve customers, and implementing an integrated entity financing structure allowing more efficient redeployment of cash for subsidiaries outside the U.S. These 2014 incremental benefits over 2013 were partially offset by a 2013 $14 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return and a 2013 $14 million benefit for the finalization of foreign tax audits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share

	2015		2014		2013
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$848	$5.66	$749	$4.95	$1,165	$7.44
Mark-to-market pension and other postretirement benefit (gain) loss, net of tax	70	0.47	202	1.34	(233)	(1.49)
Asset impairments and restructuring charges, net of tax	151	1.00	63	0.42	53	0.34
Acquisition transaction, integration, and financing costs, net of tax	18	0.12	39	0.26	23	0.15
Additional costs of acquired inventories, net of tax	4	0.03	15	0.10	—	—
Earnings from continuing operations excluding non-core items, net of tax	$1,091	$7.28	$1,068	$7.07	$1,008	$6.44

Net Earnings and Diluted Earnings per Share

	2015		2014		2013
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Earnings from continuing operations, net of tax	$848	$5.66	$749	$4.95	$1,165	$7.44
Earnings from discontinued operations, net of tax	—	—	2	0.02	—	—
Net earnings	$848	$5.66	$751	$4.97	$1,165	$7.44

In 2014, the Company recognized $2 million, net of tax, in earnings from discontinued operations from final settlement of commercial litigation related to the previously discontinued polyethylene terephthalate ("PET") business.

SUMMARY BY OPERATING SEGMENT

For the periods reported, Eastman had five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). For additional financial and product information for each segment, see Business -- Business Segments in Part I, Item 1 of this Annual Report and Note 20, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report. As a result of changes in the Company's organizational structure and management, beginning first quarter 2016, the Company's products and operations will be managed and reported in four operating segments: AFP, AM, Fibers, and Chemical Intermediates ("CI"). See "Business -- Business Segments" in Part I, Item 1 of this Annual Report for more information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	2015 Compared to 2014				2014 Compared to 2013
			Change				Change
(Dollars in millions)	2015	2014	$	%	2014	2013	$	%

Sales	$2,368	$1,821	$547	30%	$1,821	$1,719	$102	6%
Acquired business effect			706	39%			56	3%
Volume / product mix effect			24	1%			26	2%
Price effect			(136)	(7)%			20	1%
Exchange rate effect			(47)	(3)%			—	—%

Operating earnings	462	329	133	40%	329	405	(76)	(19)%
Additional costs of acquired inventories	—	7	(7)		7	—	7
Asset impairments and restructuring charges, net	—	62	(62)		62	1	61
Operating earnings excluding non-core items	462	398	64	16%	398	406	(8)	(2)%

2015 Compared to 2014

Sales revenue in 2015 increased compared to 2014, primarily due to sales of products of the acquired Taminco specialty amines and crop protection businesses. These revenues were partially offset by lower coatings and other formulated products selling prices, primarily due to lower raw material and energy costs, and an unfavorable shift in foreign currency exchange rates.

Operating earnings in 2015 increased compared to 2014. Operating earnings in 2014 included $62 million of asset impairments and restructuring charges, primarily $42 million for the closure of a Crystex® R&D facility in France and a $22 million intangible asset impairment of the Crystex® tradename. The impairment of the Crystex® tradename was a result of a decrease in projected revenue since the tradename was acquired. Operating earnings in fourth quarter 2014 included $7 million of additional costs of the acquired Taminco specialty amines and crop protection business inventories.

Excluding non-core items, operating earnings increased in 2015 compared to 2014 primarily due to earnings of the acquired businesses, and lower raw material and energy costs exceeding lower coatings and other formulated products selling prices by $28 million. These items were partially offset by the negative impact of commodity hedges, primarily for propane, of $41 million.

2014 Compared to 2013

Sales revenue in 2014 increased compared to 2013, primarily due to higher coatings products sales volume and selling prices and sales of products of the acquired Taminco specialty amines and crop protection businesses more than offsetting lower rubber additives sales volume. The higher coatings sales volume and selling prices were attributed to strengthened demand in key end markets, particularly building and construction and transportation. The lower rubber additives sales volume was primarily attributed to decreased commercial tire production in Asia Pacific.

Operating earnings in 2014 decreased compared to 2013. Operating earnings in 2014 included $62 million of asset impairments and restructuring charges, primarily $42 million for the closure of a Crystex® R&D facility in France and a $22 million intangible asset impairment of the Crystex® tradename acquired in the 2012 acquisition of Solutia. Operating earnings in fourth quarter 2014 included $7 million of additional costs of the acquired Taminco specialty amines and crop protection business inventories. Excluding non-core items, operating earnings decreased in 2014 compared to 2013. The decrease was primarily due to higher raw material and energy costs, particularly for propane in the first half of 2014, offsetting higher selling prices by $17 million and $7 million of lower rubber additives sales volume. The decrease was partially offset by $13 million of higher sales volume, primarily sales of coatings products and the sales of products of the acquired Taminco specialty amines business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

The Company began construction of a 40,000 metric ton expansion of the Crystex® insoluble sulfur rubber additives manufacturing facility in Kuantan, Malaysia, expected to be operational in 2017, and retrofitted an existing manufacturing facility in Germany that became operational in the second half of 2015. These actions are expected to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and enhancing product characteristics.

Adhesives & Plasticizers Segment

	2015 Compared to 2014				2014 Compared to 2013
			Change				Change
(Dollars in millions)	2015	2014	$	%	2014	2013	$	%

Sales	$1,214	$1,363	$(149)	(11)%	$1,363	$1,326	$37	3%
Volume / product mix effect			(14)	(1)%			61	5%
Price effect			(90)	(7)%			(28)	(2)%
Exchange rate effect			(45)	(3)%			4	—%

Operating earnings	239	196	43	22%	196	172	24	14%
Asset impairments and restructuring charges, net	—	—	—		—	1	(1)
Operating earnings excluding non-core item	239	196	43	22%	196	173	23	13%
2015 Compared to 2014

Sales revenue in 2015 decreased compared to 2014, primarily due to lower plasticizers products selling prices and an unfavorable shift in foreign currency exchange rates. Lower plasticizers products selling prices were primarily in response to lower raw material and energy costs and continued competitive pressures resulting from weakened demand in Asia Pacific.

Operating earnings in 2015 increased compared to 2014, primarily due to lower raw material and energy costs for both adhesives resins and plasticizers products exceeding lower plasticizers products selling prices by $90 million, partially offset by the negative impact of commodity hedges, primarily for propane, of $19 million, and an unfavorable shift in foreign currency exchange rates of $16 million.

2014 Compared to 2013

Sales revenue in 2014 increased compared to 2013, primarily due to higher sales volume more than offsetting lower selling prices. Higher plasticizers products sales volume was primarily attributed to the substitution of phthalate plasticizers with Eastman non-phthalate plasticizers. Higher adhesives resins products sales volume was primarily attributed to stronger end-market demand, particularly for packaging and hygiene, and customer inventory management that negatively impacted first half 2013 sales volume. Lower plasticizers products selling prices were primarily due to continued competitive pressures resulting from weakened demand in Asia Pacific and Europe. Lower adhesives resins products selling prices were primarily due to continued competitive pressure resulting from greater industry supply attributed to increased availability of key raw materials and additional competitor capacity in the first half of 2014.

Operating earnings in 2014 increased compared to 2013, primarily due to $22 million of lower operating costs including the benefit of higher capacity utilization that resulted in lower unit costs and targeted cost reductions, and $18 million of higher sales volume, more than offsetting $21 million of lower selling prices and relatively unchanged raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

The Company has expanded its Eastman 168® non-phthalate plasticizers manufacturing capacity at its Texas City, Texas site to meet expected plasticizer demand growth and has options to further expand capacity.

The Company is planning to expand capacity at its existing sites to support expected demand growth for its adhesives resins products in hygiene and packaging applications. In addition, the Company and Sinopec Yangzi Petrochemical Company Limited continue to evaluate the timing of a joint project to build a hydrogenated hydrocarbons resin plant in Nanjing, China.

Advanced Materials Segment

	2015 Compared to 2014				2014 Compared to 2013
			Change				Change
(Dollars in millions)	2015	2014	$	%	2014	2013	$	%

Sales	$2,414	$2,378	$36	2%	$2,378	$2,349	$29	1%
Acquired business effect			123	5%			6	—%
Volume / product mix effect			88	4%			50	2%
Price effect			(84)	(3)%			(23)	(1)%
Exchange rate effect			(91)	(4)%			(4)	—%

Operating earnings	384	276	108	39%	276	257	19	7%
Additional costs of acquired inventories	7	1	6		1	—	1
Asset impairments and restructuring charges, net	18	16	2		16	3	13
Operating earnings excluding non-core items	409	293	116	40%	293	260	33	13%

2015 Compared to 2014

Sales revenue in 2015 increased compared to 2014, due to sales of products of the acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth") performance films business and increased sales volume, partially offset by an unfavorable shift in foreign currency exchange rates and lower selling prices, primarily for copolyesters, due to lower raw material and energy costs.

Operating earnings in 2015 increased compared to 2014. Operating earnings in 2015 included $18 million of indefinite-lived intangible asset impairments, primarily to reduce the carrying value of tradenames in the window films market to their estimated current fair value. Operating earnings in 2015 also included additional costs of acquired Commonwealth inventories of $7 million. Included in 2014 operating earnings are asset impairments, including intangible assets, and restructuring charges of $12 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line and $4 million of asset impairments related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site.

Excluding these non-core items, operating earnings in 2015 increased compared to 2014 due to lower raw material and energy costs exceeding lower selling prices by $76 million and higher sales volume and improved product mix, especially relative increased sales of optical film solutions and premium interlayers products, of $46 million. Operating earnings also benefited from earnings of the acquired business. These items were partially offset by the negative impact of commodity hedges of $22 million and an unfavorable shift in foreign currency exchange rates of $13 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Sales revenue in 2014 increased slightly compared to 2013, primarily due to higher premium products sales volume, including Eastman Tritan® copolyester and interlayers with acoustic properties, largely offset by lower core copolyester product selling prices primarily due to lower raw material and energy costs. The increased premium product sales is attributed to continued market adoption. Sales revenue in 2014 included revenue from the acquired Commonwealth business.

Included in 2014 operating earnings are asset impairments, including intangible assets, and restructuring charges of $12 million primarily for the closure of a production facility in Taiwan for the Flexvue® product line and $4 million of asset impairments related to a change in estimate of certain costs for the fourth quarter 2012 termination of the operating agreement for the São Jose dos Campos, Brazil site. Excluding non-core items, operating earnings increased in 2014 compared to 2013, primarily due to higher premium products sales volume and improved product mix with relatively more premium products.

Growth Initiatives

The acquisition of Commonwealth in December 2014 further expanded the AM segment's product portfolio and channel network in the diverse window film markets, has enabled further manufacturing and distribution efficiencies, and added industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

The Company is continuing an additional 60,000 metric ton expansion of Eastman Tritan® copolyester capacity at the Kingsport, Tennessee manufacturing facility to meet expected future demand.

Construction of a manufacturing facility for PVB Resin at the Kuantan, Malaysia site is expected to be operational in 2017 to support growth of the AM segment’s transportation and building and construction markets, particularly in the Asia Pacific region.

Fibers Segment

	2015 Compared to 2014				2014 Compared to 2013
(Dollars in millions)			Change				Change
	2015	2014	$	%	2014	2013	$	%

Sales	$1,219	$1,457	$(238)	(16)%	$1,457	$1,441	$16	1%
Volume / product mix effect			(219)	(15)%			(38)	(3)%
Price effect			(10)	(1)%			52	4%
Exchange rate effect			(9)	—%			2	—%

Operating earnings	292	474	(182)	(38)%	474	462	12	3%
Asset impairments and restructuring charges, net	98	—	98		—	—	—
Operating earnings excluding non-core item	390	474	(84)	(18)%	474	462	12	3%

2015 Compared to 2014

Sales revenue in 2015 decreased compared to 2014, primarily due to lower acetate tow sales volume attributed to customer inventory destocking, especially in China, and lower acetyl chemicals sales volume due to decreased sales to the cellulose acetate flake joint venture in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating earnings in 2015 decreased compared to 2014. Excluding the non-core item, operating earnings decreased primarily due to $112 million of lower acetate tow and acetyl chemicals sales volume, partially offset by approximately $10 million of cost savings resulting from closure of the Workington, UK acetate tow manufacturing facility in 2015.

2014 Compared to 2013

Sales revenue in 2014 increased slightly compared to 2013, primarily due to higher acetate tow selling prices and higher acetate flake sales volume to Eastman's China acetate tow joint venture more than offsetting lower acetate tow sales volume. The lower acetate tow sales volume was attributed to additional industry capacity, including at Eastman's China acetate tow joint venture.

Operating earnings in 2014 were higher compared to 2013, as higher selling prices and lower raw material and energy costs of $64 million more than offset $48 million of lower sales volume, as lower acetate tow sales volume was partially offset by higher acetate flake sales volume, and related lower capacity utilization resulting in higher unit costs.

Cost Initiatives

As a result of challenging market conditions for acetate tow, including additional industry capacity, the Company closed its Workington, U.K. acetate tow manufacturing facility in 2015 resulting in $98 million of asset impairments and restructuring charges.

Specialty Fluids & Intermediates Segment

	2015 Compared to 2014				2014 Compared to 2013
			Change				Change
(Dollars in millions)	2015	2014	$	%	2014	2013	$	%

Sales	$2,388	$2,490	$(102)	(4)%	$2,490	$2,497	$(7)	—%
Acquired business effect			417	17%			96	4%
Volume / product mix effect			(96)	(4)%			(133)	(5)%
Price effect			(399)	(16)%			30	1%
Exchange rate effect			(24)	(1)%			—	—%

Operating earnings	253	289	(36)	(12)%	289	363	(74)	(20)%
Additional costs of acquired inventories	—	16	(16)		16	—	16
Asset impairments and restructuring charges, net	—	—	—		—	1	(1)
Operating earnings excluding non-core items	253	305	(52)	(17)%	305	364	(59)	(16)%

2015 Compared to 2014

Sales revenue in 2015 decreased compared to 2014, primarily due to lower selling prices and lower chemical and other intermediates sales volume more than offsetting sales of products of the acquired Taminco functional amines business and BP plc's global aviation turbine engine oil business (the "aviation turbine oil business"). The lower selling prices were primarily in response to lower raw material and energy costs.

Operating earnings in 2014 included $8 million of additional costs of the acquired aviation turbine oil business inventories and $8 million of additional costs of the acquired Taminco functional amines product lines inventories. Excluding the non-core items, operating earnings decreased in 2015 compared to 2014, primarily due to the negative impact of commodity hedges, primarily for propane, of $118 million and lower chemical and other intermediates sales volume of $26 million, partially offset by earnings from the acquired businesses and lower raw material and energy costs exceeding lower selling prices by $39 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 Compared to 2013

Sales revenue in 2014 was relatively unchanged compared to 2013, due to acquired aviation turbine oil business and Taminco functional amines products sales volume in 2014 and higher selling prices offset by overall lower 2014 sales volume. The lower sales volume was due to manufacturing capacity shutdowns, increased internal use of intermediates in the manufacture of higher-value downstream derivatives in other Eastman business segments, and weakness in the heat transfer fluids market.

Operating earnings in 2014 included $8 million of additional costs of the acquired aviation turbine oil business inventories and $8 million of additional costs of the acquired Taminco functional amines product lines inventories. Excluding non-core items, operating earnings decreased in 2014, primarily due to higher raw material and energy costs, particularly for propane in the first half of the year, exceeding higher selling prices, primarily for intermediates, by $33 million and $27 million of manufacturing capacity shutdowns costs, partially offset by $10 million of 2014 earnings from the acquired businesses.

Cost and Strategic Initiatives

In January 2016, the Company announced that as part of its strategy to increase emphasis on specialty businesses and products it is pursuing strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company.

In 2012, the Company entered into an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant expected to further improve the Company's competitive cost position compared to purchasing olefins in the North American market beginning in 2017. Prior to completion of the plant, the Company continues to benefit from a propylene market contract with an advantaged cost position for purchased propylene. The Company continues to optimize the ethane content in its olefin cracking units feedstock mix based on relative market prices of olefins and olefins feedstocks.

Other

(Dollars in millions)	2015	2014	2013

Sales	$45	$18	$18

Operating loss
Growth initiatives and businesses not allocated to segments	$(87)	$(58)	$(132)
Pension and other postretirement benefit income (expense) and gain (loss) not allocated to operating segments	(76)	(293)	394
Acquisition integration and transaction costs and asset impairments and restructuring charges, net	(83)	(51)	(59)
Operating loss before non-core items	(246)	(402)	203
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	115	304	(383)
Acquisition integration and transaction costs	28	46	36
Asset impairments and restructuring charges, net	67	(1)	70
Operating loss excluding non-core items	$(36)	$(53)	$(74)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss). Sales revenue in 2015 increased compared to 2014, primarily due to sales of products of the acquired Knowlton Technologies, LLC ("Knowlton") business, part of the Eastman microfiber technology platform. Due to decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative and to shut-down the Photovoltaics product line, there were no related sales revenues or costs in 2014 or 2015. For more information, see Note 20,"Segment Information", to the Company's audited consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension expense (income) not allocated to operating segments was $76 million, $293 million, and ($394 million) in 2015, 2014, and 2013 respectively, and included $115 million of an MTM loss in 2015, $304 million of an MTM loss in 2014, and ($383 million) of an MTM gain in 2013.

Included in 2015 operating losses are integration and transaction costs of $28 million, primarily for the acquired Taminco and Commonwealth businesses. Included in 2015 operating losses are $51 million of severance costs for a corporate reduction in force, $11 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative, and $4 million of severance associated with the integration of Taminco.

Included in 2014 operating losses were transaction costs of $22 million for the acquisitions of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton. Also included in 2014 operating losses were integration costs of $24 million for the acquired Solutia, aviation turbine oil, Commonwealth, Knowlton, and Taminco businesses. Included in 2014 operating losses were $4 million for severance related to the integration of Solutia. Included in 2014 was a $5 million gain for sales of previously impaired assets at the former Photovoltaics production facility in Germany.

Included in 2013 operating losses were acquisition integration costs of $36 million. During 2013, there were $44 million of asset impairments and restructuring charges primarily for management's decision not to continue the Perennial Wood™ growth initiative and the shut-down of the Photovoltaics product line primarily in Germany, and $23 million of restructuring charges primarily for severance for the continued integration of Solutia.

The Company continues to explore and invest in research and development initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and reduced environmental impact. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise, for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles. The acquisition of Knowlton accelerates the innovation cycle for the Eastman microfibers technology platform.

SUMMARY BY CUSTOMER LOCATION

Sales by Company Regions: United States and Canada ("US"), Asia Pacific ("AP"), Europe, Middle East, and Africa ("EMEA"), and Latin America ("LA")

Sales revenue in Asia Pacific decreased in 2015 compared to 2014, primarily due to lower Fibers segment sales volume, particularly for acetate tow, and lower selling prices, partially offset by sales of products of the acquired Taminco, Commonwealth and aviation turbine oil businesses.

Sales revenue in Europe, Middle East, and Africa increased in 2015 compared to 2014, primarily due to sales of products of the acquired Taminco businesses, partially offset by an unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa increased in 2014 compared to 2013, primarily due to higher AFP segment sales revenue, partially due to the revenue from the Taminco specialty amines and crop protection product lines acquired in December 2014, and higher Fibers segment sales revenue, primarily for acetate tow.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,612	$1,408	$1,297
Investing activities	(693)	(4,091)	(457)
Financing activities	(832)	2,664	(859)
Effect of exchange rate changes on cash and cash equivalents	(8)	(4)	7
Net change in cash and cash equivalents	$79	$(23)	$(12)
Cash and cash equivalents at beginning of period	214	237	249
Cash and cash equivalents at end of period	$293	$214	$237

2015 Compared to 2014

Cash provided by operating activities increased $204 million in 2015 compared with 2014. The increase in cash from operating activities was primarily due to higher earnings and lower working capital requirements partially offset by higher interest payments. The increase in earnings was primarily due to lower raw material and energy costs exceeding lower selling prices and earnings from businesses acquired in 2014. The decrease in working capital requirements was primarily due to the impact of declining raw material and energy costs in 2015 compared with 2014. Interest payments were higher in 2015 as compared with 2014 primarily due to a full year of interest payments on borrowings for the 2014 acquisitions.

Cash used in investing activities decreased $3.4 billion in 2015 compared with 2014. The decrease was primarily due to cash used for acquisitions in 2014. Cash used for additions to properties and equipment was $652 million in 2015 and $593 million in 2014.

Cash used in financing activities was $832 million in 2015 compared with cash provided by financing activities of $2.7 billion in 2014. The increase in cash used is primarily due to the repayment of borrowings in 2015 compared to proceeds from borrowings in 2014 used for acquisitions. During 2015, the Company repaid $650 million of borrowings under the Taminco acquisition Term Loan Agreement and the $250 million 3% notes due 2015 using available cash and $200 million borrowings under the accounts receivable securitization agreement (the "A/R Facility") and $195 million commercial paper borrowings. During 2014, the Company had net proceeds of $3.4 billion from the issuance of new debt and repaid $190 million of commercial paper borrowings. Share repurchases totaled $103 million in 2015 compared with $410 million in 2014. Dividend payments were $238 million in 2015 and $210 million in 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The priorities for uses of available cash in 2016 are expected to be payment of the quarterly cash dividend to stockholders, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

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

Cash used in investing activities increased $3.6 billion in 2014 compared with 2013. The increase was primarily due to cash used for the acquisitions of the aviation turbine oil business, Knowlton, Taminco, and Commonwealth in 2014. Cash used for additions to properties and equipment was $593 million in 2014 and $483 million in 2013.

Cash provided by financing activities was $2.7 billion in 2014 and cash used in financing activities was $859 million in 2013. During 2014, the Company had net proceeds of $3.4 billion from the issuance of new debt and repaid $190 million of commercial paper borrowings. During 2013, the Company had net proceeds of $425 million from commercial paper borrowings and repaid $950 million of borrowings. Share repurchases totaled $410 million in 2014 compared with $238 million in 2013. Dividend payments were $210 million in 2014 and $140 million in 2013. The fourth quarter 2012 dividend of $45 million was paid in December 2012 rather than January 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2015	2014	2013
Cash and cash equivalents	$293	$214	$237

In addition, at December 31, 2015, the Company had access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that was amended in October 2015 to extend the maturity to October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Beginning in fourth quarter 2015, commercial paper borrowings were classified as short-term. At December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

In July 2015, the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent. In 2015, $50 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2014, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $842 million and $1.3 billion as of December 31, 2015 and December 31, 2014, respectively. The reduction in available borrowings was due primarily to increases in commercial paper borrowings and borrowings under the A/R Facility. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In 2015, the Company made $125 million in contributions to its U.S. defined benefit pension plans.

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

Capital Expenditures

Capital expenditures were $652 million, $593 million, and $483 million for 2015, 2014, and 2013, respectively. Capital expenditures in 2015 were primarily for the costs of modernization and expansion of the Kingsport, Tennessee site, expansion and construction at the Kuantan, Malaysia manufacturing site in the AFP and AM segments, a Therminol® heat transfer fluid capacity expansion in Newport, Wales, and additional expansion of Eastman Tritan® copolyester capacity in Kingsport. The Company expects that 2016 capital spending will be similar to 2015 including the continuation of the expansion projects in Kuantan, Kingsport and Longview, Texas site modernization projects, and the Eastman Tritan® copolyester expansion in Kingsport.

Debt and Other Commitments

Debt Securities and Term Loan Agreement

At December 31, 2015, the Company's borrowings totaled approximately $7.0 billion to be paid over a period of approximately 30 years. See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In December 2015, the Company repaid the $250 million principal amount of the 3% notes due 2015 using available cash and other borrowings.

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of December 31, 2015, the Term Loan Agreement balance outstanding was $350 million with an interest rate of 1.67 percent. In 2015, $650 million of the Term Loan Agreement balance was repaid using available cash and other borrowings. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

On November 20, 2014, the Company issued public debt securities consisting of 2.7% notes due 2020 in the principal amount of $800 million, 3.8% notes due 2025 in the principal amount of $800 million, and 4.65% notes due 2044 in the principal amount of $400 million. Proceeds from these borrowings were used to pay a part of the purchase price for the acquisition of Taminco, including the repayment of outstanding Taminco borrowings and a portion of acquisition fees and expenses. Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, was $2.0 billion.

On May 15, 2014, the Company issued public debt securities consisting of 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of transaction costs, were $490 million.

Other Commitments

The Company had various purchase obligations at December 31, 2015, totaling $1.4 billion over a period of approximately 30 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $273 million over a period of approximately 40 years.  Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 45 percent relate to railcars; and approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at December 31, 2015, totaling approximately $2.1 billion related primarily to pension, retiree medical, other postretirement benefit obligations, environmental loss contingency reserves, and commodity and foreign exchange hedging.

In 2015, the Company made $125 million in contributions to its U.S. defined benefit pension plans. For 2015, there was no minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. In both 2014 and 2013, the Company made $120 million in contributions to its U.S. defined benefit pension plans. Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (1)	Total
2016	$—	$431	$265	$145	$63	$376	$1,280
2017	999	1	283	164	50	154	1,651
2018	167	326	238	161	38	136	1,066
2019	250	226	218	148	28	89	959
2020	799	—	190	134	22	90	1,235
2021 and beyond	3,840	—	1,926	673	72	1,302	7,813
Total	$6,055	$984	$3,120	$1,425	$273	$2,147	$14,004

(1)
Amounts represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency reserves, commodity and foreign exchange hedging, uncertain tax liabilities, and accrued compensation benefits in the periods indicated. The amount and timing of such pension and other postretirement benefit payments is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. See Note 13, "Environmental Matters and Asset Retirement Obligations" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for expected cash payments related to environmental loss contingency reserves. See Note 10, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for additional information. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2021 and beyond" line item.

Allowance For Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner. No significant variances were identified in the trend analysis performed during 2015. The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. For information on the Company's residual value guarantees, see Note 12, "Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of approximately $35 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $173 million (the U.S. Dollar equivalent of the €158 million commitment amount as of December 31, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in 2015 were approximately $995 million. The total amount of cumulative receivables sold during the year ended December 31, 2014, since the acquisition of Taminco on December 5, 2014, was $70 million. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $106 million and $105 million at December 31, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

The Company did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes. Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

Treasury Stock

During 2015, the Company repurchased 1,477,660 shares of common stock for a cost of approximately $103 million. During 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million.

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of December 31, 2015, a total of 4,410,689 shares have been repurchased under this authorization for a total amount of $353 million.

In May 2013, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million of repurchases in March 2014, acquiring a total of 3,840,949 shares.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.40 per share in first, second, and third quarters and $0.46 per share in fourth quarter 2015 for a total of $1.66 per share in 2015. The Company's Board of Directors declared quarterly cash dividends of $0.35 per share in first, second, and third quarters and $0.40 per share in fourth quarter 2014 for a total of $1.45 per share in 2014. The Board of Directors declared quarterly cash dividends of $0.30 per share in first, second, and third quarters and $0.35 per share in fourth quarter 2013 for a total of $1.25 per share in 2013. The Board of Directors has declared a cash dividend of $0.46 per share during the first quarter of 2016, payable on April 1, 2016 to stockholders of record on March 15, 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. The Company's total reserve for environmental contingencies was $336 million and $345 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is reflected in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2015	2014
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	301	310
Total	$336	$345

Remediation

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects liabilities expected to be paid out within 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs ranged from the undiscounted minimum or best estimate of $308 million to the maximum of $516 million at December 31, 2015. The maximum estimated future costs are considered to be only reasonably possible and include the amounts accrued at December 31, 2015.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Consolidated Statements of Financial Position. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other (income) charges, net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recorded to earnings and other	12
Cash reductions	(28)
Balance at December 31, 2015	$308

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $71 million had been paid for costs at the Shared Sites as of December 31, 2015. As of December 31, 2015, an additional $205 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments. When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements. These future costs are charged into earnings over the estimated useful life of the assets. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs were $28 million and $21 million at December 31, 2015 and December 31, 2014, respectively.

Reserves related to environmental asset retirement obligations accounted for less than 10 percent of the total environmental reserve at December 31, 2015. Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years. If the Company was to invest in numerous new environmental assets, or these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

Other

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated. The Company has performed an examination of various asset categories as of December 31, 2015. Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos. The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will recognize contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs. The accrued obligations do not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amounts charged to earnings related to environmental protection and improvement were $290 million, $319 million, and $285 million in 2015, 2014, and 2013, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $61 million and $79 million in expenditures for engineering and construction in 2015 and 2014, respectively. Management anticipates that capital expenditures associated with boiler air emissions regulations will modestly increase average annual environmental capital expenditures over the next three years compared to recent historical levels. However, over that period the Company has decided to convert 50 percent of its steam and electric generation capacity at the Kingsport, Tennessee facility and the Springfield, Massachusetts facility to natural gas which the Company believes is more cost-efficient. Management does not believe that these expenditures will have a material effect on the Company's consolidated financial position or cash flows. Other than these planned capital expenditures at the Company's Kingsport, Tennessee and Springfield, Massachusetts facilities, the Company does not currently expect near-term environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

The Company also has contractual obligations that include asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $46 million and $44 million as of December 31, 2015 and December 31, 2014, respectively.

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

OUTLOOK

Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, leading positions in key end markets, vertically integrated manufacturing streams, and advantaged cost positions. This focus is supported by the Company's end-market and geographic diversity as it serves global markets and offers both original equipment manufacturing and after-market products in a variety of end markets, such as transportation, building and construction, and consumables.

Management expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and will continue to evaluate and use pricing strategies to mitigate this volatility. Management expects that the significant declines in crude oil and certain related commodity prices will not be fully reflected in Company raw material and energy costs primarily because the positive impact will be largely offset in 2016 by our current commodity hedges, particularly for propane. Management also expects the strength of the U.S. dollar in recent periods to continue to have an overall negative impact on the Company's results, partially offset by hedging of those foreign currencies, particularly the euro.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For 2016, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•	cost reductions to result in annual cost savings of approximately $100 million;

•	acquisition costs and tax synergies;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $650 million;

•	priorities for uses of available cash to include payment of the quarterly cash dividend to stockholders, repayment of debt, funding targeted growth initiatives, and repurchasing shares; and

•	the full year effective tax rate on reported earnings before income tax to be approximately 25 percent, excluding non-core items.

Based on the foregoing expectations and assumptions, management expects that 2016 earnings per share excluding non-core and any non-recurring items will approach 2015 earnings per share of $7.28 excluding non-core items.

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

Continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows. The Company's business and operating results were affected by the impact of the last global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. Continuing deterioration and weakness of the global economy and financial markets and uncertainty over timing and extent of recovery have adversely affected the Company's results of operations, financial condition, and cash flows. In addition, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

More than half of the Company’s sales for 2015 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of the Company’s sales. Also, a significant portion of manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax Eastman's foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. Certain legal and political risks are also inherent in the operation of a company with Eastman’s global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems. There is a risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman’s corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company’s financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman’s business, financial condition or results of operations.

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

Eastman has exposure to various market risks principally due to changes in foreign currency exchange rates, the pricing of various commodities, and interest rates. In an effort to manage these risks, the Company employs various strategies, including pricing, inventory management, and hedging. The Company enters into derivative contracts which are governed by policies, procedures, and internal processes set forth by its Board of Directors.

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates.

Due to the Company's operating cash flows and borrowings denominated in foreign currencies, the Company is exposed to market risk from changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. The Company manages most foreign currency exposures on a consolidated basis, which allows it to net certain exposures and take advantage of natural offsets. In order to mitigate foreign currency risk, the Company from time to time enters into derivative transactions to hedge the cash flows related to certain sales and purchase transactions expected within no more than five years and denominated in foreign currencies, and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency derivative financial instruments for speculative purposes. At December 31, 2015, the market risk associated with certain cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $67 million, with an additional $7 million exposure for each additional one percentage point adverse change in those foreign currency rates. At December 31, 2014, the market risk associated with cash flows denominated in certain foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to those currencies was $100 million, with an additional $10 million exposure for each additional one percentage point adverse change in those exchange rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company from time and time enters into derivative transactions. At December 31, 2015 and December 31, 2014, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $41 million and $71 million, respectively, with an additional $4 million and $7 million, respectively, of exposure for each one percentage point move in closing price thereafter. The decrease in market risk in 2015 compared to 2014 was due to a smaller commodity derivative portfolio at December 31, 2015.

The Company is exposed to interest rate risks primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of our regular operational and financing strategies. The Company had variable interest rate borrowings (including credit facility borrowings and commercial paper borrowings) of $980 million and $1.2 billion at December 31, 2015 and 2014, respectively. These borrowings represented 15 percent and 17 percent of total outstanding debt and bore average interest rates of 1.17 percent and 1.23 percent at December 31, 2015 and 2014, respectively. A hypothetical 10 percent increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $1 million and $2 million as of December 31, 2015 and 2014, respectively.

The Company may enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs. As of December 31, 2015 and 2014, the Company had interest rate swaps outstanding with notional values totaling $500 million and $775 million, respectively. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk associated with interest rate swaps hedging the interest rate risk for the future issuance of debt was $10 million at December 31, 2015. The corresponding market risk associated with interest rate swaps for the future issuance of debt and interest rate swaps hedging the interest rate risk on the 3.6% bonds maturing 2022 was $6 million at December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") appearing on pages 73 through 131.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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
February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Eastman Chemical Company (the "Company") and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 23 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015.
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

/s/ PricewaterhouseCoopers LLP
Philadelphia, PA
February 25, 2016

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013
Sales	$9,648	$9,527	$9,350
Cost of sales	7,068	7,306	6,574
Gross profit	2,580	2,221	2,776
Selling, general and administrative expenses	762	755	645
Research and development expenses	251	227	193
Asset impairments and restructuring charges, net	183	77	76
Operating earnings	1,384	1,162	1,862
Net interest expense	263	187	180
Other (income) charges, net	(8)	(15)	3
Earnings from continuing operations before income taxes	1,129	990	1,679
Provision for income taxes from continuing operations	275	235	507
Earnings from continuing operations	854	755	1,172
Earnings from discontinued operations, net of tax	—	2	—
Net earnings	854	757	1,172
Less: Net earnings attributable to noncontrolling interest	6	6	7
Net earnings attributable to Eastman	$848	$751	$1,165
Amounts attributable to Eastman stockholders
Earnings from continuing operations, net of tax	$848	$749	$1,165
Earnings from discontinued operations, net of tax	—	2	—
Net earnings attributable to Eastman stockholders	$848	$751	$1,165
Basic earnings per share attributable to Eastman
Earnings from continuing operations	$5.71	$5.01	$7.57
Earnings from discontinued operations	—	0.02	—
Basic earnings per share attributable to Eastman	$5.71	$5.03	$7.57
Diluted earnings per share attributable to Eastman
Earnings from continuing operations	$5.66	$4.95	$7.44
Earnings from discontinued operations	—	0.02	—
Diluted earnings per share attributable to Eastman	$5.66	$4.97	$7.44

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS (continued)

	For years ended December 31,
(Dollars in millions, except per share amounts)	2015	2014	2013
Comprehensive Income
Net earnings including noncontrolling interest	$854	$757	$1,172
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(216)	(201)	28
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	87	—	29
Amortization of unrecognized prior service credits included in net periodic costs	(19)	(17)	(16)
Derivatives and hedging:
Unrealized gain (loss) during period	(48)	(230)	6
Reclassification adjustment for (gains) losses included in net income, net	83	—	1
Total other comprehensive income (loss), net of tax	(113)	(448)	48
Comprehensive income including noncontrolling interest	741	309	1,220
Comprehensive income attributable to noncontrolling interest	6	6	7
Comprehensive income attributable to Eastman	$735	$303	$1,213
Retained Earnings
Retained earnings at beginning of period	$4,545	$4,012	$3,038
Net earnings attributable to Eastman	848	751	1,165
Cash dividends declared	(247)	(218)	(191)
Retained earnings at end of period	$5,146	$4,545	$4,012
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2015	2014
Assets
Current assets
Cash and cash equivalents	$293	$214
Trade receivables, net	792	936
Miscellaneous receivables	246	264
Inventories	1,479	1,509
Other current assets	68	250
Total current assets	2,878	3,173
Properties
Properties and equipment at cost	11,234	11,026
Less: Accumulated depreciation	6,104	5,939
Net properties	5,130	5,087
Goodwill	4,518	4,486
Intangible assets, net of accumulated amortization	2,650	2,905
Other noncurrent assets	435	421
Total assets	$15,611	$16,072
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,625	$1,721
Borrowings due within one year	431	301
Total current liabilities	2,056	2,022
Long-term borrowings	6,608	7,248
Deferred income tax liabilities	928	946
Post-employment obligations	1,297	1,498
Other long-term liabilities	701	768
Total liabilities	11,590	12,482
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 216,899,964 and 216,256,971 for 2015 and 2014, respectively)	2	2
Additional paid-in capital	1,863	1,817
Retained earnings	5,146	4,545
Accumulated other comprehensive loss	(390)	(277)
	6,621	6,087
Less: Treasury stock at cost (69,137,973 shares for 2015 and 67,660,313 shares for 2014)	2,680	2,577
Total Eastman stockholders' equity	3,941	3,510
Noncontrolling interest	80	80
Total equity	4,021	3,590
Total liabilities and stockholders' equity	$15,611	$16,072
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Operating activities
Net earnings	$854	$757	$1,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	571	450	433
Asset impairment charges	107	52	28
Gains on sale of assets	—	(5)	—
Provision for deferred income taxes	107	99	331
Mark-to-market (gain) loss on pension and other postretirement benefit plans	115	304	(383)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	114	19	(38)
(Increase) decrease in inventories	(26)	(61)	(6)
Increase (decrease) in trade payables	(102)	(30)	(2)
Pension and other postretirement contributions (in excess of) less than expenses	(259)	(165)	(149)
Variable compensation (in excess of) less than expenses	71	27	82
Other items, net	60	(39)	(171)
Net cash provided by operating activities	1,612	1,408	1,297
Investing activities
Additions to properties and equipment	(652)	(593)	(483)
Proceeds from sale of assets and investments	4	13	31
Acquisitions and investments in joint ventures, net of cash acquired	(45)	(3,509)	—
Other items, net	—	(2)	(5)
Net cash used in investing activities	(693)	(4,091)	(457)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	195	(190)	425
Proceeds from borrowings	250	3,565	150
Repayment of borrowings	(950)	(125)	(1,105)
Dividends paid to stockholders	(238)	(210)	(140)
Treasury stock purchases	(103)	(410)	(238)
Dividends paid to noncontrolling interests	(6)	(9)	(10)
Proceeds from stock option exercises and other items, net	20	43	59
Net cash (used in) provided by financing activities	(832)	2,664	(859)
Effect of exchange rate changes on cash and cash equivalents	(8)	(4)	7
Net change in cash and cash equivalents	79	(23)	(12)
Cash and cash equivalents at beginning of period	214	237	249
Cash and cash equivalents at end of period	$293	$214	$237
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Information related to the Commonwealth Laminating and Coating, Inc., ("Commonwealth") acquisition completed on December 11, 2014, the Taminco Corporation ("Taminco") acquisition completed on December 5, 2014, the Knowlton Technologies, LLC ("Knowlton") acquisition completed on August 6, 2014, and the BP plc Global Aviation Turbine Engine Oil Business ("aviation turbine oil business") acquisition completed on June 2, 2014 is in Note 2, "Acquisitions". As of the date of acquisition, results of the acquired businesses are included in Eastman results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers. The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired. The Company evaluates the allowance based on a monthly assessment of the aged receivables. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for doubtful accounts was $13 million and $10 million at December 31, 2015 and 2014, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company assumed the rights and obligations under non-recourse factoring facilities as part of the acquisition of Taminco. The non-recourse factoring facilities have a combined limit of $173 million (the U.S. Dollar equivalent of the €158 million commitment amount as of December 31, 2015) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in 2015 were approximately $995 million. The total amount of cumulative receivables sold during the year ended December 31, 2014, since the acquisition of Taminco on December 5, 2014 was $70 million. As part of the program, the Company continues to service the receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $106 million and $105 million at December 31, 2015 and December 31, 2014, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Inventories

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States and Switzerland by the last-in, first-out ("LIFO") method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

For additional information, see Note 5, "Goodwill and Other Intangible Assets".

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. Capitalized software costs in 2015, 2014, and 2013 were approximately $2 million, $3 million, and $5 million, respectively, and consisted of costs to internally develop computer software used by the Company. During 2015, $5 million and during 2014 and 2013, $7 million, each period, of previously capitalized costs were amortized. At December 31, 2015 and 2014, unamortized capitalized software costs were $8 million and $11 million, respectively. Capitalized software costs are reflected in other noncurrent assets.

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

Goodwill

The Company conducts testing of goodwill annually or when events and circumstances indicate an impairment may have occurred. The Company conducted annual goodwill impairment testing as of July 1. In fourth quarter 2015, the annual impairment testing date was changed to October 1. This change is in response to a change in the timing of corporate forecasting, a key input to the annual impairment testing process.

The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2015 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company's annual multi-year strategic plan and a market participant tax rate. The most critical assumptions are the estimated discount rate and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

Indefinite-lived Intangible Assets

The Company conducts testing of indefinite-lived intangible assets annually or when impairment indicators arise, whichever comes first. The Company conducted annual indefinite-lived intangible assets impairment testing as of July 1. In fourth quarter 2015, the annual impairment testing date was changed to October 1. This change is in response to a change in the timing of the corporate forecasting process as the forecast is a key input to the annual impairment testing process.

The carrying value of indefinite-lived intangible assets is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-lived intangible assets, consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant weighted average cost of capital plus a risk premium. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the estimated fair value is less than the carrying value of the tradename.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company also establishes reserves for closure and post-closure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets and the applicable regulatory closure requirements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. These expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, the expenses charged into earnings could increase or decrease. The Company also monitors conditional obligations and recognizes contingent liabilities associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The current portion of accruals for environmental liabilities is included in payables and other current liabilities with the long-term portion included in other long-term liabilities. These accruals exclude claims for recoveries from insurance companies or other third parties. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control facilities is charged to expense as incurred.

For additional information see Note 13, "Environmental Matters and Asset Retirement Obligations".

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

From time to time, the Company enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. To mitigate fluctuations in the market prices of commodities and their effects on the cash costs of the underlying transactions expected over the next five years for propane, ethane, natural gas, paraxylene, and benzene (certain raw materials and energy used in the manufacturing process) and selling prices for ethylene, the Company may enter into option and forward contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily forward starting interest rate swaps and Treasury locks, to hedge the Company's exposure to movements in interest rates.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting Standard ASU 2015-17, Income Taxes (Topic 740), effective for annual reporting periods beginning after December 15, 2016, requires the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. At December 31, 2015, the prospective adoption resulted in a reclassification from current to noncurrent deferred tax assets and deferred tax liabilities of $240 million and $12 million, respectively.

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

For intangible assets, the Company uses the income, market, or cost approach (or a combination thereof) for the valuation as appropriate, and uses valuation inputs in these models and analyses that are based on market participant assumptions. Management values property, plant, and equipment using the cost approach supported where available by observable market data which includes consideration of obsolescence. See Note 2, "Acquisitions". Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant, and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

2.	ACQUISITIONS

Taminco Corporation

On December 5, 2014, the Company completed its acquisition of the Taminco Corporation ("Taminco"), a global specialty chemical company.  In the acquisition, each outstanding share of Taminco common stock was cancelled and converted automatically into the right to receive $26.00 in cash ("Acquisition Consideration"). Additionally, each outstanding option to acquire shares of Taminco common stock issued under any of Taminco's equity incentive plans, whether or not then vested, was converted into the right to receive, in cash and for each share of Taminco common stock subject to such option, the amount by which the value of the Acquisition Consideration exceeded such option's exercise price. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are now operated as part of the Additives & Functional Products ("AFP") segment and its former functional amines business is now operated as part of the Specialty Fluids & Intermediates ("SFI") segment. The businesses acquired from Taminco are providing additional opportunities for growth to Eastman in agriculture, personal care, coatings, and oil and gas markets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The funding of the cash portion of the purchase price, repayment of Taminco's debt, and acquisition costs were provided primarily from borrowings, including the $2.0 billion net proceeds from the public offering of notes on November 20, 2014 and borrowings of $1.0 billion on December 5, 2014 under a five-year term loan agreement (the "Term Loan Agreement"). See Note 9, "Borrowings".

The following table summarizes the final purchase price allocation for the Taminco acquisition, all adjustments from preliminary values did not have a material impact on the Company's results of operations:

Assets acquired and liabilities assumed
(Dollars in millions)	As of December 5, 2014	2015 Net Adjustments to Fair Value	December 31, 2015
Current assets	$266	$1	$267
Properties and equipment	658	3	661
Intangible assets	1,002	(17)	985
Other noncurrent assets	37	5	42
Goodwill	1,509	46	1,555
Current liabilities	(161)	4	(157)
Long-term liabilities	(546)	(42)	(588)
Total purchase price, net of cash acquired	$2,765	$—	$2,765

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

Acquired intangible assets are definite-lived assets and consist primarily of customer relationships, developed technologies, and contracts. Customer relationships acquired are in industries such as agriculture and personal care. The Company has concluded that it has a favorable methanol supply contract. In addition, assets acquired include technologies related to many products protected by a number of existing patents and trade secrets. Management valued customer relationships using the excess from earnings method, contracts using the Black Scholes model, and developed technologies using the relief from royalty method. All valuation methods are forms of the income approach supported by observable market data for peer chemical companies.

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$604	24
Developed technologies	201	17
Contracts	180	5
Total	$985

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other noncurrent assets consist primarily of deferred tax assets and investments. In connection with the acquisition, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Taminco as a going concern and the fair value of expected cost synergies and revenue growth from combining the Eastman and Taminco businesses. The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Taminco than if those assets and businesses were to be acquired and managed separately. Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Taminco acquisition has been allocated to certain of the Company's reportable segments as set out in the table below. None of the goodwill is deductible for tax purposes.

Goodwill	Goodwill by Segment
(Dollars in millions)
Additives & Functional Products	$916
Specialty Fluids & Intermediates	639
Total	$1,555

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

In 2015 and 2014, the Company recognized $3 million and $14 million, respectively, in transaction costs, and $15 million and $1 million, respectively, in integration costs. In 2014 the Company recognized $13 million in pre-close financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and pre-close financing costs are included in the "Other (income) charges, net" and "Net interest expense" line items in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. These inventories were sold in 2014 resulting in a $15 million increase in cost of sales.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma earnings from continuing operations for 2013 have been adjusted to include certain items, such as pre-close financing, integration, and transaction costs historically recorded by Eastman and Taminco in 2014 and directly attributable to the acquisition, which will not have an ongoing impact. Additionally, the unaudited pro forma financial results for 2013 have been adjusted to reflect the additional costs of acquired inventories. These non-recurring costs have been eliminated from unaudited pro forma earnings from continuing operations for 2014.

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

The following table summarizes the final purchase price allocation for the Commonwealth acquisition. Adjustments from preliminary values did not have a material impact on the Company's results of operations:

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2015 the Company did not incur any transaction costs. In 2014, the Company recognized $5 million in transaction costs. In 2015 and 2014, the Company recognized $7 million and $2 million, respectively, in integration costs. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. In 2015, the remaining portion of these inventories was sold resulting in an increase in cost of sales of $7 million. Approximately one fifth of these inventories were sold in December 2014 resulting in a $1 million increase in cost of sales.

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

The following table summarizes the final purchase price allocation for the aviation turbine oil business acquisition. Adjustments from preliminary values did not have a material impact on the Company's results of operations:

Assets acquired and liabilities assumed
(Dollars in millions)	As of June 2, 2014
Current assets	$42
Machinery and equipment	10
Goodwill	92
Intangible assets	139
Total purchase price	$283

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets acquired
(Dollars in millions)	Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Brands	$74	30
Customer relationships	65	16
Total	$139

In 2015, the Company did not incur any transaction costs. In 2014, the Company recognized $3 million in transaction costs. In 2015 and 2014, the Company recognized $1 million and $3 million, respectively, in integration costs. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings. As required by purchase accounting, acquired inventories were marked to fair value. These inventories were sold in 2014 resulting in an $8 million increase in cost of sales.

Beginning in June 2014, the Company's consolidated results of operations included the results of the acquired aviation turbine oil business. Based on applicable accounting and reporting guidance, the acquisition is not material to the Company's consolidated financial statements; therefore, pro forma financial information has not been presented.

Knowlton Technologies, LLC

On August 6, 2014, the Company acquired Knowlton Technologies, LLC. ("Knowlton"), a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs, for a total cash purchase price of $42 million. The acquisition was accounted for as a business combination. The acquired Knowlton business is a developing business of the Eastman® microfiber technology platform, the financial results of which are not identifiable to an operating segment and are shown as "other" operating earnings (loss). Current assets consist primarily of $14 million in accounts receivable and inventory acquired. Management valued properties and equipment, totaling $19 million, using the cost approach supported where available by observable market data which includes consideration of obsolescence. Goodwill of $7 million, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, is expected to be deductible for tax purposes. Acquired intangible assets of $6 million consist primarily of developed technologies with an amortization period of 15 years. Management valued intangible assets using the relief from royalty method, a form of the income approach supported by observable market data from peer chemical companies. Current liabilities of $4 million consist primarily of accounts payable. Values assigned were finalized in 2014.

3.	INVENTORIES

	December 31,
(Dollars in millions)	2015	2014

Finished goods	$1,063	$1,130
Work in process	212	288
Raw materials and supplies	500	553
Total inventories at FIFO or average cost	1,775	1,971
Less: LIFO reserve	296	462
Total inventories	$1,479	$1,509

Inventories valued on the LIFO method were approximately 60 percent and 55 percent of total inventories as of December 31, 2015 and 2014, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2015	2014
Properties
Land	$163	$175
Buildings and building equipment	1,148	1,128
Machinery and equipment	9,333	9,252
Construction in progress	590	471
Properties and equipment at cost	$11,234	$11,026
Less: Accumulated depreciation	6,104	5,939
Net properties	$5,130	$5,087

Depreciation expense was $402 million, $355 million, and $345 million for 2015, 2014, and 2013, respectively.

Cumulative construction-period interest of $163 million and $162 million, reduced by accumulated depreciation of $107 million and $103 million, is included in net properties at December 31, 2015 and 2014, respectively.

Interest capitalized during 2015, 2014, and 2013 was $7 million, $7 million, and $4 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Specialty Fluids & Intermediates	Other Segments	Total
As of December 31, 2013
Goodwill	$948	$167	$1,040	$514	$14	$2,683
Accumulated impairment losses	—	(35)	—	—	(11)	(46)
Goodwill, net	$948	$132	$1,040	$514	$3	$2,637
Additions	908	—	274	693	7	1,882
Adjustments resulting from reorganizations	15	(9)	(9)	—	3	—
Currency translation adjustments	(13)	(5)	(8)	(7)	—	(33)
As of December 31, 2014
Goodwill	$1,858	$153	$1,297	$1,200	$24	$4,532
Accumulated impairment losses	—	(35)	—	—	(11)	(46)
Goodwill, net	$1,858	$118	$1,297	$1,200	$13	$4,486
Impairments	—	—	—	—	(3)	(3)
Adjustments resulting from the finalization of fair values related to the Taminco acquisition	8	—	—	38	—	46
Currency translation adjustments and other	(1)	(7)	(4)	1	—	(11)
As of December 31, 2015
Goodwill	$1,865	$146	$1,293	$1,239	$24	$4,567
Accumulated impairment losses	—	(35)	—	—	(14)	(49)
Goodwill, net	$1,865	$111	$1,293	$1,239	$10	$4,518

As a result of the purchases of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton during 2014, the Company recorded goodwill of $1,555 million, $274 million, $92 million, and $7 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

				December 31, 2015			December 31, 2014
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	15	-	25	$1,547	$187	$1,360	$1,575	$114	$1,461
Technology	7	-	20	680	146	534	705	96	609
Contracts		5		180	39	141	179	3	176
Other	5	-	37	99	10	89	114	6	108

Indefinite-lived intangible assets:
Tradenames				526	—	526	551	—	551
Total identified intangible assets				$3,032	$382	$2,650	$3,124	$219	$2,905

As a result of the purchases of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton during 2014, the Company recorded intangible assets of $985 million, $125 million, $139 million, and $6 million, respectively, primarily for customer relationships, developed technology, and tradenames.

Amortization expense of definite-lived intangible assets related to continuing operations was $163 million, $90 million, and $80 million for 2015, 2014, and 2013, respectively. Estimated amortization expense for future periods is $170 million in each year for 2016 through 2020.

As a result of the annual impairment testing of indefinite-lived intangible assets in 2015, the Company recognized intangible asset impairments of $18 million on tradenames. See Note 16, "Asset Impairments and Restructuring Charges, Net", for additional information regarding impairments of tradenames.

See Note 2, "Acquisitions", for further details regarding the acquisitions of Taminco, Commonwealth, the aviation turbine oil business, and Knowlton.

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. Eastman's net investment in the joint venture at December 31, 2015 and 2014 was approximately $22 million and $19 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a long-term notes receivable from Primester to Eastman. Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets. These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China. The Nanjing facility produces Eastotac® hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. These also include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products. In third quarter 2013, the Company completed construction of a 30,000 metric ton acetate tow manufacturing facility in Hefei, China, in a joint venture with China National Tobacco Corporation in which the Company has 45 percent ownership. The Company began supplying 100 percent of the acetate flake raw material to the joint venture in third quarter 2013 from the Company's manufacturing facility in Kingsport. In 2012, the Company entered into an agreement to form a joint venture to build a hydrogenated hydrocarbon resin plant in Nanjing, China. Eastman also acquired in the Taminco acquisition, a 50 percent interest in a joint venture with Mitsubishi Gas Chemical Company in Nanjing, China which manufactures amines and amine derivatives. At December 31, 2015 and 2014, the Company's investment in these joint ventures was approximately $97 million and $102 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2015	2014
Trade creditors	$699	$827
Derivative hedging liability	218	227
Accrued payrolls, vacation, and variable-incentive compensation	211	191
Other	497	476
Total payables and other current liabilities	$1,625	$1,721

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

Components of earnings from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Earnings from continuing operations before income taxes
United States	$618	$627	$1,437
Outside the United States	511	363	242
Total	$1,129	$990	$1,679
Provision (benefit) for income taxes on earnings from continuing operations
United States Federal
Current	$87	$64	$143
Deferred	119	135	300
Outside the United States
Current	59	66	3
Deferred	16	(35)	15
State and other
Current	22	6	30
Deferred	(28)	(1)	16
Total	$275	$235	$507

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive loss in stockholders' equity.

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Unrecognized losses and prior service credits for benefit plans	$42	$(11)	$8
Cumulative translation adjustment	—	—	(1)
Unrealized gains (losses) on cash flow hedges	21	(141)	5
Total	$63	$(152)	$12

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Continuing operations	$275	$235	$507
Discontinued operations	—	2	—
Other comprehensive income	63	(152)	12
Total	$338	$85	$519

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Amount computed using the statutory rate	$393	$345	$587
State income taxes, net	(3)	4	30
Foreign rate variance	(93)	(105)	(55)
Domestic manufacturing deduction	(12)	(6)	(17)
Change in reserves for tax contingencies	(7)	(6)	(16)
General business credits	(15)	(8)	(6)
Other	12	11	(16)
Provision for income taxes	$275	$235	$507

Effective income tax rate	24%	24%	30%

The effective tax rate was 24 percent for both 2015 and 2014. The 2015 effective tax rate reflected a benefit from both the U.S. federal tax manufacturing deduction, due to an increase in domestic taxable income, and increased U.S. federal tax credits compared to 2014. This was offset by a reduction in the foreign rate variance as a result of an unfavorable shift in foreign income to higher tax jurisdictions and limited benefit from the asset impairment of the Workington, UK acetate tow manufacturing facility. Both years reflect a benefit from the extension of favorable U.S. federal tax provisions, which resulted in a net benefit of approximately $15 million primarily related to research and development credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes.

The 2014 effective tax rate of 24 percent reflected incremental benefit of approximately 6 percent over the 2013 effective tax rate of 30 percent. The primary items benefiting the Company’s effective tax rate were the impact of the annual pension and other postretirement benefit MTM accounting and incremental foreign rate benefit from the integration of the Solutia acquisition. The Company recognized a MTM loss of $304 million in 2014 and a MTM gain of $383 million in 2013, which were primarily recognized in U.S. legal entities. The $687 million reduction in U.S. earnings accounted for an approximately 5 percent benefit to the 2014 effective tax rate compared to 2013. The 2014 effective tax rate also benefited 3 percent compared to 2013 due to an incremental $50 million foreign rate variance. The incremental benefit was the result of the Company’s integration of Eastman and Solutia business operations and legal entity structures, including relocating certain of the Company’s global business headquarters, which are primarily international, to Europe to better serve customers, and implementing an integrated entity financing structure allowing more efficient redeployment of cash for subsidiaries outside the U.S. These 2014 incremental benefits over 2013 were partially offset by a 2013 $14 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of the 2012 consolidated U.S. Federal income tax return and a 2013 $14 million benefit for the finalization of foreign tax audits.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2015	2014
Deferred tax assets
Post-employment obligations	$471	$529
Net operating loss carryforwards	349	470
Tax credit carryforwards	276	239
Environmental reserves	122	123
Unrealized derivative loss	162	165
Other	193	294
Total deferred tax assets	1,573	1,820
Less valuation allowance	254	264
Deferred tax assets less valuation allowance	$1,319	$1,556
Deferred tax liabilities
Depreciation	$(1,176)	$(1,144)
Amortization	(902)	(1,001)
Other	(142)	(158)
Total deferred tax liabilities	$(2,220)	$(2,303)
Net deferred tax liabilities	$(901)	$(747)
As recorded in the Consolidated Statements of Financial Position:
Other current assets	$—	$177
Other noncurrent assets	27	28
Payables and other current liabilities	—	(6)
Deferred income tax liabilities	(928)	(946)
Net deferred tax liabilities	$(901)	$(747)
Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled approximately $1.9 billion at December 31, 2015.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will be only to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $23 million at December 31, 2015, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2015, foreign net operating loss carryforwards totaled $779 million. Of this total, $86 million will expire in 3 to 20 years and $693 million have no expiration date. A valuation allowance of approximately $171 million has been provided against such net operating loss carryforwards.

At December 31, 2015, federal net operating loss carryforwards of $243 million were available to offset future taxable income, which expire from 2025 to 2030. At December 31, 2015, foreign tax credit carryforwards of approximately $180 million were available to reduce possible future U.S. income taxes and which expire from 2017 to 2021.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A partial valuation allowance of $55 million has been provided for Solutia's state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized or the related statute expires. A full valuation allowance of $50 million had been provided against the U.S. deferred tax assets for Solutia's capital loss carryforward, which expired in 2015.

As a result of the Solutia acquisition transaction, Solutia realized a change of ownership for purposes of Section 382 of the Internal Revenue Code. Management does not currently expect this change to significantly limit the Company's ability to utilize Solutia's U.S. net operating loss or foreign tax credit carryforwards estimated to be approximately $219 million and $180 million, respectively, at December 31, 2015.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2015	2014
Miscellaneous receivables	$92	$97

Payables and other current liabilities	$33	$23
Other long-term liabilities	32	24
Total income taxes payable	$65	$47

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2015	2014	2013
Balance at January 1	$117	$51	$65
Additions based on tax positions related to current year	—	—	—
Additions based on acquisitions	27	72	—
Lapse of statute of limitations	(7)	(6)	—
Settlements	—	—	(14)
Balance at December 31	$137	$117	$51

As of December 31, 2015, 2014, and 2013, $137 million, $117 million, and $51 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense. As of January 1, 2015, the Company had accrued a liability of $4 million for interest, net of tax, and had $3 million for tax penalties, net of tax benefit. During 2015, the Company recognized $2 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $2 million of income for interest, net of tax, and $2 million of penalties, net of tax, associated with expiration of statute of limitations. At December 31, 2015, the Company had accrued balances of $4 million for interest, net of tax benefit, and $1 million for penalties, net of tax benefit.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2011 and 2002 for Eastman and Solutia, respectively. With few exceptions, Eastman is no longer subject to state and local income tax examinations by tax authorities for years before 2010. Solutia, Inc. and related subsidiaries are no longer subject to state and local income tax examinations for years before 2000. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2007.

It is reasonably possible that, within the next twelve months, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits will decrease by a range of $0 to $10 million.

9.	BORROWINGS

	December 31,
(Dollars in millions)	2015	2014
Borrowings consisted of:
3% notes due 2015	$—	$250
2.4% notes due 2017	999	998
6.30% notes due 2018	167	169
5.5% notes due 2019	250	250
2.7% notes due 2020	799	798
4.5% notes due 2021	250	250
3.6% notes due 2022	900	903
7 1/4% debentures due 2024	244	244
7 5/8% debentures due 2024	54	54
3.8% notes due 2025	796	796
7.60% debentures due 2027	222	222
4.8% notes due 2042	497	497
4.65% notes due 2044	877	877
Credit facility borrowings and commercial paper borrowings	980	1,235
Capital leases	4	6
Total borrowings	7,039	7,549
Borrowings due within one year	431	301
Long-term borrowings	$6,608	$7,248

In December 2015, the Company repaid the $250 million principal amount of the 3% notes due 2015 using available cash and other borrowings.

On November 20, 2014, the Company issued public debt securities consisting of 2.7% notes due 2020 in the principal amount of $800 million, 3.8% notes due 2025 in the principal amount of $800 million, and 4.65% notes due 2044 in the principal amount of $400 million. Proceeds from these borrowings were used to pay a part of the purchase price for the acquisition of Taminco, including the repayment of outstanding Taminco borrowings and a portion of acquisition fees and expenses. Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, was $2.0 billion.

On May 15, 2014, the Company issued public debt securities consisting of 4.65% notes due 2044 in the principal amount of $500 million. Proceeds from the sale of the notes, net of transaction costs, were $490 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility and Commercial Paper Borrowings

In connection with the acquisition of Taminco, Eastman entered into a $1.0 billion five-year Term Loan Agreement. As of December 31, 2015, the Term Loan Agreement balance outstanding was $350 million with an interest rate of 1.67 percent. In 2015, $650 million of the Term Loan Agreement balance was repaid using available cash and other borrowings. As of December 31, 2014, the Term Loan Agreement balance outstanding was $1.0 billion with an interest rate of 1.41 percent. Borrowings under the Term Loan Agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that was amended in October 2015 to extend the maturity to October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Beginning in fourth quarter 2015, commercial paper borrowings were classified as short-term. At December 31, 2015 and December 31, 2014, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent. At December 31, 2014, the Company's commercial paper borrowings were $235 million with a weighted average interest rate of 0.47 percent.

In July 2015, the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent. In 2015, $50 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2014, the Company had no outstanding borrowings under the A/R Facility.

The Term Loan Agreement, Credit Facility, and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $842 million and $1,265 million as of December 31, 2015 and December 31, 2014, respectively. Changes in available borrowings were due primarily to increases in commercial paper borrowings and borrowings under the A/R Facility. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at December 31, 2015 and December 31, 2014 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies".  The fair value for fixed-rate borrowings is based on current market prices and is classified in Level 1. The fair value for the Company's floating-rate borrowings, which relate to the Term Loan Agreement, the A/R Facility, and capital leases, equals the carrying value and is classified within Level 2.

		Fair Value Measurements at December 31, 2015
(Dollars in millions)	Recorded Amount December 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,608	$6,647	$6,094	$553	$—

		Fair Value Measurements at December 31, 2014
(Dollars in millions)	Recorded Amount December 31, 2014	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$7,248	$7,557	$6,366	$1,191	$—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVES

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

The Company hedges commodity price risks using derivative financial instruments over a maximum of five years beyond its current fiscal year. The Company weights its hedge portfolio more heavily in the first year with declining coverage over the remaining periods.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In 2015, the Company unwound the notional amount of $275 million associated with the interest rate swaps on the 3.6% notes due 2022. As of December 31, 2015, there are no outstanding interest rate swap hedges. As of December 31, 2014, the total notional amount of the Company's interest rate swaps was $275 million.

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)		Fair Value Measurement
Derivative Assets	Statement of Financial Position Location	December 31, 2015	December 31, 2014

Interest rate swap	Other noncurrent assets	$—	$5

Derivatives' Fair Value Hedging Relationships

	Twelve Months Ended
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		December 31, 2015	December 31, 2014
Interest rate swaps	Net interest expense	$13	$6

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

Total notional amounts:	December 31, 2015	December 31, 2014

Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€618	€810
EUR/USD (in approximate USD equivalent)	$689	$1,000
JPY/USD (in JPY)	¥2,400	¥4,800
JPY/USD (in approximate USD equivalent)	$20	$40
Commodity Forward and Collar Contracts
Contract ethylene sales (in thousand metric tons)	—	14
Feedstock (in million barrels)	22	33
Feedstock (in thousand metric tons)	—	30
Energy (in million million british thermal units)	32	25
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements
Derivative Assets	Statement of Financial Position Location	December 31, 2015	December 31, 2014

Commodity contracts	Other current assets	$—	$2
Foreign exchange contracts	Other current assets	65	61
Foreign exchange contracts	Other noncurrent assets	79	71
		$144	$134

(Dollars in millions)		Fair Value Measurements
Derivative Liabilities	Statement of Financial Position Location	December 31, 2015	December 31, 2014

Commodity contracts	Payables and other current liabilities	$194	$193
Commodity contracts	Other long-term liabilities	242	289
Foreign exchange contracts	Payables and other current liabilities	—	10
Forward starting interest rate swap contracts	Other long-term liabilities	30	16
		$466	$508

Derivatives' Hedging Relationships

(Dollars in millions)	Change in amount of after tax gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2015	December 31, 2014		December 31, 2015	December 31, 2014
Commodity contracts	$26	$(312)	Sales	$4	$1
			Cost of sales	(217)	(7)
Foreign exchange contracts	13	85	Sales	86	14
Forward starting interest rate swap contracts	(4)	(3)	Interest Expense	(7)	(8)
	$35	$(230)		$(134)	$—

Hedging Summary

At December 31, 2015 and 2014, pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $376 million in losses and $432 million in losses, respectively. If realized, approximately $135 million in pre-tax losses will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in cost of sales or other (income) charges, net. In 2014, the Company recognized $6 million in pre-tax losses for ineffectiveness on the commodity hedging portfolio.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized approximately $28 million net loss and $3 million net loss on nonqualifying derivatives during 2015 and 2014, respectively. The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of December 31, 2015 and December 31, 2014.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis and a gross basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$144	$—	$144	$—
Derivative Liabilities	(466)	—	(466)	—
	$(322)	$—	$(322)	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$—	$137	$2
Derivative Liabilities	(508)	—	(508)	—
	$(369)	$—	$(371)	$2

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of activity for these assets for the period ended December 31, 2015 and December 31, 2014:

Fair Value Measurements Using Level 3 Inputs
Commodity Contracts	December 31,
(Dollars in millions)	2015	2014
Beginning balance at January 1	$2	$—
Realized gain (loss) in sales revenue	4	1
Change in unrealized gain (loss) in Other Comprehensive Income	(2)	2
Purchases, sales and settlements	(4)	(1)
Transfers (out) in of Level 3	—	—
Ending balance at December 31	$—	$2

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $144 million and a derivative in a net liability position of $466 million as of December 31, 2015. The Company does not have any cash collateral due under such agreements.

11.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2016 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2015 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 2,199,000; 2,197,740; and 2,289,618 shares as of December 31, 2015, 2014, and 2013, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $62 million, $56 million, and $43 million for 2015, 2014, and 2013, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2015 and 2014, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2015		2014		2015	2014
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,356	$867	$2,236	$736	$1,014	$962
Service cost	39	15	40	14	8	8
Interest cost	87	26	100	31	39	45
Actuarial (gain) loss	(31)	(50)	174	149	(13)	49
Curtailment gain	—	(4)	—	—	(2)	—
Settlement	—	—	—	(18)	—	—
Acquisitions	—	(10)	—	48	—	4
Plan amendments and other	—	—	—	—	(140)	1
Plan participants' contributions	—	2	—	2	15	18
Effect of currency exchange	—	(61)	—	(73)	(2)	—
Federal subsidy on benefits paid	—	—	—	—	1	1
Benefits paid	(189)	(22)	(194)	(22)	(67)	(74)
Benefit obligation, end of year	$2,262	$763	$2,356	$867	$853	$1,014
Change in plan assets:
Fair value of plan assets, beginning of year	$1,968	$699	$1,887	$658	$176	$179
Actual return on plan assets	(23)	7	151	92	(1)	16
Effect of currency exchange	—	(48)	—	(60)	—	—
Company contributions	131	21	124	22	34	38
Reserve for third party contributions	—	—	—	—	(1)	(3)
Plan participants' contributions	—	2	—	2	15	18
Benefits paid	(189)	(22)	(194)	(22)	(67)	(74)
Federal subsidy on benefits paid	—	—	—	—	1	1
Settlements	—	—	—	(18)	—	—
Other	—	—	—	—	—	1
Acquisitions	—	(9)	—	25	—	—
Fair value of plan assets, end of year	$1,887	$650	$1,968	$699	$157	$176
Funded status at end of year	$(375)	$(113)	$(388)	$(168)	$(696)	$(838)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$7	$4	$4	$19	$13
Current liabilities	(3)	—	(2)	(1)	(43)	(41)
Post-employment obligations	(372)	(120)	(390)	(171)	(672)	(810)
Net amount recognized, end of year	$(375)	$(113)	$(388)	$(168)	$(696)	$(838)
Accumulated benefit obligation	$2,146	$721	$2,254	$781
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$(10)	$2	$(14)	$(1)	$(200)	$(84)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The change in projected benefit obligation and change in net assets in 2014 reflect the impact of the defined benefit pension plans and the other postretirement benefit plan assumed in the Taminco acquisition, described in Note 2, "Acquisitions".

Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,262	$622	$1,973	$745
Fair value of plan assets	1,887	501	1,581	573

Information for pension plans with accumulated benefit obligation in excess of plan assets:

(Dollars in millions)	2015		2014
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,262	$622	$1,973	$711
Accumulated benefit obligation	2,146	584	1,870	640
Fair value of plan assets	1,887	501	1,581	541

Components of net periodic benefit (credit) cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2015		2014		2013		2015	2014	2013
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$39	$15	$40	$14	$43	$14	$8	$8	$11
Interest cost	87	26	100	31	89	27	39	45	44
Expected return on assets	(148)	(37)	(143)	(38)	(129)	(35)	(6)	(7)	(7)
Curtailment gain (1)	—	(7)	—	—	—	(1)	(2)	—	—
Amortization of:
Prior service cost (credit)	(4)	1	(4)	—	(4)	—	(24)	(24)	(22)
Mark-to-market pension and other postretirement benefits (gain) loss	140	(20)	166	95	(294)	18	(5)	43	(107)
Net periodic benefit (credit) cost	$114	$(22)	$159	$102	$(295)	$23	$10	$65	$(81)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain	$—	$(3)	$—	$—	$—	$—	$—	$—	$—
Current year prior service credit	—	—	—	—	—	—	140	—	47
Amortization of:
Prior service cost (credit)	(4)	1	(4)	—	(4)	—	(24)	(24)	(22)
Total	$(4)	$(2)	$(4)	$—	$(4)	$—	$116	$(24)	$25

(1)	Gain of $7 million in 2015 in the Fibers segment related to the remeasurement of the Workington, UK pension plan, triggered by the closure of the Workington, UK acetate tow manufacturing facility.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In fourth quarter 2015, the Company changed benefits provided to retirees by the Eastman other postretirement benefit plan which triggered a remeasurement of the plan's obligation. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $140 million which will be amortized as a prior service credit from accumulated other comprehensive income over approximately 8 years. The remeasurement was included in the 2015 year end remeasurement process.

In third quarter 2013, the Company changed benefits provided to future retirees by the Eastman other postretirement benefit plan which triggered an interim remeasurement of the plan's obligation. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $47 million which will be amortized as a prior service credit from accumulated other comprehensive income over 8 years. The remeasurement of the plan also resulted in a mark-to-market actuarial gain of $86 million in third quarter 2013. The actuarial gain was primarily due to a higher assumed discount rate of 4.72 percent in third quarter 2013 compared to 4.01 percent at December 31, 2012. The higher assumed discount rate is reflective of changes in global market conditions and interest rates on high-grade corporate bonds.

The estimated prior service credit for the U.S. pension and other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2016 is $4 million and $41 million, respectively.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	2015		2014		2013		2015	2014	2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.13%	3.26%	3.80%	3.10%	4.59%	4.18%	4.17%	3.91%	4.75%
Rate of compensation increase	3.50%	3.00%	3.50%	3.24%	3.50%	3.49%	3.50%	3.50%	3.50%
Health care cost trend
Initial							7.50%	7.50%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2021	2020	2020
Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2015		2014		2013		2015	2014	2013
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.80%	3.10%	4.59%	4.18%	3.72%	4.16%	3.91%	4.75%	3.91%
Expected return on assets	7.78%	5.50%	7.83%	5.78%	7.98%	5.90%	3.75%	3.75%	3.75%
Rate of compensation increase	3.50%	3.24%	3.50%	3.49%	3.50%	3.49%	3.50%	3.50%	3.50%
Health care cost trend
Initial							7.50%	8.00%	8.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2020	2020	2019

A seven and one-half percent rate of increase in per capita cost of covered health care benefits is assumed for 2016. The rate is assumed to decrease gradually to five percent in 2021 and remain at that level thereafter. A one percent increase or decrease in health care cost trend would have had no material impact on the 2015 service and interest costs or the 2015 benefit obligation, because the Company's contributions for benefits are fixed.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company performed a five year experience study on assumptions for the U.S. plans in 2014 which included a review of the mortality tables. As a result of the study, the Company continues to use the RP-2000 table with scale AA static improvement scale and no collar adjustment as it most closely aligns with the Company's experience.

The fair value of plan assets for the U.S. pension plans at December 31, 2015 and 2014 was $1.9 billion and $2.0 billion, respectively, while the fair value of plan assets at December 31, 2015 and 2014 for non-U.S. pension plans was $650 million and $699 million, respectively. At December 31, 2015 and 2014, the expected weighted-average long-term rate of return on U.S. pension plan assets was 7.60% percent and 7.78% percent, respectively. The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 5.11% percent and 5.50% percent at December 31, 2015 and 2014, respectively.

The following charts reflect the fair value of the defined benefit pension plans assets as of December 31, 2015 and 2014.

(Dollars in millions)			Fair Value Measurements at December 31, 2015
Description	December 31, 2015		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$66	$9	$66	$9	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	665	14	—	—	665	14	—	—
Fixed Income (Non-U.S.)	—	250	—	—	—	250	—	—
Fixed Income (Global)	—	26	—	—	—	26	—	—
U.S. Treasury Securities	36	—	—	—	36	—	—	—
Public Equity Funds (3):
United States	476	36	—	—	476	36	—	—
Non-U.S.	358	49	—	—	358	49	—	—
Global	—	147	—	—	—	147	—	—
Other (4):
Private Equity, Real Estate Funds, and Other Alternative Investments	286	72	—	—	—	30	286	42
Multi-Asset Common Collective Trusts	—	47	—	—	—	47	—	—
Total	$1,887	$650	$66	$9	$1,535	$599	$286	$42

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the postretirement benefit plan assets as of December 31, 2015 and 2014. The postretirement benefit plan is for the voluntary employees' beneficiary association ("VEBA") trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	86	—	86	—
Fixed Income (Non-U.S.)	34	—	34	—
U.S. Treasury Securities	—	—	—	—
Total	$120	$—	$120	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2014
Description	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$6	$6	$—	$—
Debt (2):
Fixed Income (U.S.)	124	—	124	—
Fixed Income (Non-U.S.)	2	—	2	—
U.S. Treasury Securities	1	—	1	—
Total	$133	$6	$127	$—

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

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Pension Plans				Non-U.S. Pension Plans
(Dollars in millions)	Private Equity	Real Estate	Other Alternative Investments(1)	Total	Real Estate		Other Alternative Investments(1)	Total
Balance at December 31, 2013	$177	$101	$84	$362	$2		$25	$27
Distributions	(40)	(29)	(17)	(86)	—		—	—
Unrealized gains	18	9	4	31	—	—	4	4
Purchases, contributions, and other	21	2	5	28	(2)		26	24
Balance at December 31, 2014	176	83	76	335	—		55	55
Distributions	(56)	(28)	(15)	(99)	—		—	—
Unrealized gains	23	10	(16)	17	—	—	(5)	(5)
Purchases, contributions, and other	24	1	8	33	—		(8)	(8)
Balance at December 31, 2015	$167	$66	$53	$286	$—		$42	$42

(1)	U.S. primarily consists of natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts.

The following chart reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2015 and the asset allocation at December 31, 2015 and 2014, by asset category. The postretirement benefit plan is for the VEBA trust the Company assumed as part of the Solutia acquisition.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	Target Allocation	Plan Assets at December 31, 2015	Plan Assets at December 31, 2014	Target Allocation	Plan Assets at December 31, 2015	Plan Assets at December 31, 2014	Target Allocation	Plan Assets at December 31, 2015	Plan Assets at December 31, 2014
Asset category
Equity securities	48%	44%	44%	31%	36%	34%	—%	—%	—%
Debt securities	33%	41%	39%	50%	46%	48%	100%	100%	100%
Real estate	5%	4%	4%	2%	2%	2%	—%	—%	—%
Other investments (1)	14%	11%	13%	17%	16%	16%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	U.S. primarily consists of private equity and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts and alternative investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to meet or exceed the plan's actuarially assumed long-term rate of return and to minimize the cost of providing pension benefits. A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including investments in equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The plans also invest in private equity and other funds. Diversification is created through investment across various asset classes, geographies, fund managers, and individual securities. This investment process is designed to provide for a well-diversified portfolio with no significant concentration of risk. The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

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

The Company funded its U.S. defined benefit pension plans in the amount of $125 million in 2015 and $120 million in 2014. For 2016, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2016	$227	$22	$60
2017	200	22	60
2018	199	23	59
2019	197	25	60
2020	195	26	60
2021-2025	879	147	296

12.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at December 31, 2015 totaling $1.4 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $273 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 45 percent relate to railcars; and approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment. Rental expense, net of sublease income, was $91 million, $80 million, and $73 million in 2015, 2014, and 2013, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The obligations described above, debt repayment obligations, and credit facilities and commercial paper borrowings, are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Total
2016	$—	$431	$265	$145	$63	$904
2017	999	1	283	164	50	1,497
2018	167	326	238	161	38	930
2019	250	226	218	148	28	870
2020	799	—	190	134	22	1,145
2021 and beyond	3,840	—	1,926	673	72	6,511
Total	$6,055	$984	$3,120	$1,425	$273	$11,857

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees at December 31, 2015 totaled $120 million and consisted primarily of leases for railcars and Company aircraft and will expire beginning in 2016. Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of approximately $35 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies". The Company's total reserve for environmental contingencies was $336 million and $345 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, this reserve included $8 million and $10 million, respectively, related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is reflected in the Consolidated Statements of Financial Position as follows:

	December 31,
(Dollars in millions)	2015	2014
Environmental contingent liabilities, current	$35	$35
Environmental contingent liabilities, long-term	301	310
Total	$336	$345

Remediation

Estimated future environmental expenditures for remediation costs ranged from the undiscounted minimum or best estimate of $308 million to the maximum of $516 million and from the minimum or best estimate of $324 million to the maximum of $548 million at December 31, 2015 and 2014, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both December 31, 2015 and 2014.

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $71 million had been paid for costs at the Shared Sites as of December 31, 2015. As of December 31, 2015, an additional $205 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Consolidated Statements of Financial Position. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other (income) charges, net, and are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2014	$324
Changes in estimates recorded to earnings and other	12
Cash reductions	(28)
Balance at December 31, 2015	$308

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs were $28 million and $21 million at December 31, 2015 and 2014, respectively.

Other

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control facilities is charged to expense as incurred. The amounts charged to earnings related to environmental protection and improvement were $290 million, $319 million, and $285 million in 2015, 2014, and 2013, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $61 million and $79 million in expenditures for engineering and construction in 2015 and 2014, respectively.

The Company also has contractual obligations that include asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland acquired from Taminco. These accrued non-environmental asset retirement obligations were $46 million and $44 million as of December 31, 2015 and December 31, 2014, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2015, 2014, and 2013 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity Attributed to Eastman $	Noncontrolling Interest $	Total Stockholders' Equity $
Balance at December 31, 2012	2	1,709	3,038	123	(1,929)	2,943	85	3,028
Net Earnings	—	—	1,165	—	—	1,165	7	1,172
Cash Dividends (1)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income	—	—	—	48	—	48	—	48
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	12	—	—	—	12	—	12
Shares Issued for Business Combination	—	16	—	—	—	16	—	16
Other (3)	—	2	—	—	—	2	—	2
Share Repurchase	—	—	—	—	(238)	(238)	—	(238)
Distributions to noncontrolling interest	—	—	—	—	—	—	(13)	(13)
Balance at December 31, 2013	2	1,778	4,012	171	(2,167)	3,796	79	3,875
Net Earnings	—	—	751	—	—	751	6	757
Cash Dividends (1)	—	—	(218)	—	—	(218)	—	(218)
Other Comprehensive Loss	—	—	—	(448)	—	(448)	—	(448)
Share-Based Compensation Expense (2)	—	28	—	—	—	28	—	28
Stock Option Exercises	—	13	—	—	—	13	—	13
Other (3)	—	(2)	—	—	—	(2)	(1)	(3)
Share Repurchase	—	—	—	—	(410)	(410)	—	(410)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2014	2	1,817	4,545	(277)	(2,577)	3,510	80	3,590
Net Earnings	—	—	848	—	—	848	6	854
Cash Dividends (1)	—	—	(247)	—	—	(247)	—	(247)
Other Comprehensive Loss	—	—	—	(113)	—	(113)	—	(113)
Share-Based Compensation Expense (2)	—	37	—	—	—	37	—	37
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (3)	—	1	—	—	—	1	—	1
Share Repurchase	—	—	—	—	(103)	(103)	—	(103)
Distributions to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Balance at December 31, 2015	2	1,863	5,146	(390)	(2,680)	3,941	80	4,021

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

(3)
Paid in capital includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $1.66 in 2015, $1.45 in 2014, and $1.25 in 2013.

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

The additions to paid-in capital in 2015, 2014, and 2013 are primarily for compensation expense of equity awards and employee stock option exercises.

In February 2011, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million repurchase authorization in August 2013, acquiring a total of 6,141,999 shares. In May 2013, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock. The Company completed the $300 million repurchase authorization in March 2014, acquiring a total of 3,840,949 shares. In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of December 31, 2015, a total of 4,410,689 shares have been repurchased under this authorization for a total of $353 million. During 2015, the Company repurchased 1,477,660 shares of common stock for a cost of approximately $103 million. During 2014, the Company repurchased 4,945,452 shares of common stock for a cost of approximately $410 million. During 2013, the Company repurchased 3,212,886 shares of common stock for a cost of approximately $238 million.

The Company's charitable foundation held 50,798 shares of the Company's common stock at December 31, 2015, 2014, and 2013 which are included in treasury stock.

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for continuing operations:

	For years ended December 31,
(In millions, except per share amounts)	2015	2014	2013
Numerator
Earnings attributable to Eastman stockholders:
Earnings from continuing operations, net of tax	$848	$749	$1,165

Denominator
Weighted average shares used for basic EPS	148.6	149.5	154.0
Dilutive effect of stock options and other award plans	1.2	1.6	2.5
Weighted average shares used for diluted EPS	149.8	151.1	156.5

EPS from continuing operations (1)
Basic	$5.71	$5.01	$7.57
Diluted	$5.66	$4.95	$7.44

(1)	Earnings per share are calculated using whole dollars and shares.

Stock options excluded from the 2015 calculation of diluted earnings per share were 768,134 because the market value of option exercises for these awards was less than the cash proceeds that would be received from these exercises. Stock options excluded from the 2014 calculation of diluted earnings per share were 272,143 because the market value of option exercises for these awards was less than the cash proceeds that would be received from these exercises. There were no stock options excluded from the 2013 calculation of diluted earnings per share.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
Shares of common stock issued (1)	2015	2014	2013

Balance at beginning of year	216,256,971	215,131,237	213,406,523
Issued for employee compensation and benefit plans	642,993	1,125,734	1,455,030
Issued for Solutia acquisition and related warrants	—	—	269,684
Balance at end of year	216,899,964	216,256,971	215,131,237

(1)	Includes shares held in treasury.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2013	133	78	(39)	(1)	171
Period change	(201)	(17)	(230)	—	(448)
Balance at December 31, 2014	(68)	61	(269)	(1)	(277)
Period change	(216)	68	35	—	(113)
Balance at December 31, 2015	(284)	129	(234)	(1)	(390)

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

Components of other comprehensive income recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2015		2014		2013
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(216)	$(216)	$(201)	$(201)	$27	$28
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	140	87	—	—	47	29
Amortization of unrecognized prior service credits included in net periodic costs	(30)	(19)	(28)	(17)	(26)	(16)
Change in defined benefit pension and other postretirement benefit plans	110	68	(28)	(17)	21	13
Derivatives and hedging:
Unrealized (loss) gain	(78)	(48)	(371)	(230)	10	6
Reclassification adjustment for loss (gain) included in net income	134	83	—	—	2	1
Change in derivatives and hedging	56	35	(371)	(230)	12	7
Total other comprehensive income (loss)	$(50)	$(113)	$(600)	$(448)	$60	$48

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivatives" and Note 11, "Retirement Plans".

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Components of asset impairments and restructuring charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Fixed asset impairments	$85	$28	$28
Gain on sale	(1)	(7)	—
Intangible asset and goodwill impairments	22	24	—
Severance charges	68	13	27
Site closure and restructuring charges	9	19	21
Total	$183	$77	$76

2015

In 2015, there were net asset impairments and restructuring charges of $183 million.

The Company took actions during fourth quarter 2015 to reduce non-operations workforce resulting in restructuring charges of $51 million for severance. These actions were taken to offset the impacts of low oil prices, a strengthened U.S. dollar, and the continued weak worldwide economic and business conditions.

As a result of the annual impairment testing of indefinite-lived intangible assets in 2015, the Company recognized intangible asset impairments of $18 million in the Advanced Materials segment primarily to reduce the carrying value of the V-KOOL® window films products tradename to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

In 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $17 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which was substantially completed in 2015. Additionally, in 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $3 million.

Additionally, during 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

2014

In 2014, there were net asset impairments and restructuring charges of $77 million.

In 2014, asset impairments of $18 million and restructuring charges, including severance, of $24 million were recognized in the AFP segment for costs of the closure of a Crystex® R&D facility in France.

As a result of the annual impairment testing of indefinite-lived intangible assets, in third quarter 2014 the Company recognized an intangible asset impairment of $22 million in the AFP segment to adjust the carrying value of the Crystex® tradename to the estimated fair value. This impairment resulted from a decrease in projected revenue since the tradename was acquired as part of the 2012 Solutia acquisition. The estimated fair value was determined using an income approach, specifically the relief from royalty method.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In 2014, charges in the AM segment included $10 million of asset impairments, including intangible assets, and $2 million of restructuring charges primarily due to the closure of a production facility in Taiwan for the Flexvue® product line. 2014 also included $5 million of restructuring charges for severance associated with the integration of Solutia.

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

	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2015
Noncash charges	$—	$107	$(107)	$—	$—
Severance costs	13	67	1	(26)	55
Site closure & restructuring costs	15	9	3	(16)	11
Total	$28	$183	$(103)	$(42)	$66

	Balance at January 1, 2014	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2014
Noncash charges	$—	$52	$(52)	$—	$—
Severance costs	22	13	—	(22)	13
Site closure & restructuring costs	14	12	(4)	(7)	15
Total	$36	$77	$(56)	$(29)	$28

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at January 1, 2013	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2013
Noncash charges	$—	$28	$(28)	$—	$—
Severance costs	4	27	2	(11)	22
Site closure & restructuring costs	21	21	(16)	(12)	14
Total	$25	$76	$(42)	$(23)	$36

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

17.	OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Foreign exchange transaction (gains) losses, net	$6	$(7)	$7
Financing costs related to the acquisition of Taminco	—	10	—
(Income) loss from equity investments and other investment (gains) losses, net	(15)	(13)	(5)
Other, net	1	(5)	1
Other (income) charges, net	$(8)	$(15)	$3

Included in other (income) charges, net are gains or losses on foreign exchange transactions, equity investments, business venture investments, non-operating assets, and certain litigation costs and earnings.

18.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2012 Omnibus Stock Compensation Plan

Eastman's 2012 Omnibus Stock Compensation Plan ("2012 Omnibus Plan") was approved by stockholders at the May 3, 2012 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary. The 2012 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to: grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement. Under the 2012 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 10 million, which consist of shares not previously authorized for issuance under any other plan. The number of shares covered by an award is counted against this share reserve as of the grant date of the award. Shares covered by full value awards (e.g. performance shares and restricted stock awards) are counted against the total number of shares available for issuance or delivery under the plan as 2.5 shares for every one share covered by the award. Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market. Under the 2012 Omnibus Plan and previous plans, the forms of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares. The 2012 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

Director Stock Compensation Subplan

Eastman's 2015 Director Stock Compensation Subplan ("Directors' Subplan"), a component of the 2012 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2012 Omnibus Plan. The Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors. Restricted shares awarded under the Directors' Subplan are subject to the same terms and conditions of the 2012 Omnibus Plan. The Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 10 million shares authorized under the 2012 Omnibus Plan. Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

General

The Company is authorized by the Board of Directors under the 2012 Omnibus Plan to provide grants to employees and non-employee members of the Board of Directors. It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require settlement by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants. Shares of unrestricted common stock owned by non-employee directors are not eligible to be withheld or acquired to satisfy the withholding obligation related to their income taxes. Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay the exercise price of stock options in accordance with the terms and conditions of their awards.

For 2015, 2014, and 2013, total share-based compensation expense (before tax) of approximately $36 million, $28 million, and $40 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $7 million, $4 million, and $5 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For 2015, 2014, and 2013, approximately $2 million, $1 million, and $3 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for stock options awarded in 2015, 2014, and 2013 are provided in the table below.

Assumptions	2015	2014	2013
Expected volatility rate	24.11%	25.82%	34.90%
Expected dividend yield	1.75%	1.70%	1.97%
Average risk-free interest rate	1.45%	1.44%	0.77%
Expected forfeiture rate	0.75%	0.75%	0.75%
Expected term years	4.8	4.7	5.0

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2015, 2014, and 2013 is presented below:

	2015		2014		2013
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	2,209,800	$46	2,359,100	$39	2,480,100	$33
Granted	512,700	74	272,100	86	317,900	70
Exercised	(271,200)	30	(419,300)	31	(436,500)	28
Cancelled, forfeited, or expired	(16,700)	77	(2,100)	55	(2,400)	15
Outstanding at end of year	2,434,600	$53	2,209,800	$46	2,359,100	$39
Options exercisable at year-end	1,643,100		1,726,800		1,862,000
Available for grant at end of year	5,413,250		7,271,093		8,454,854

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2015	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2015	Weighted-Average Exercise Price
$18-$29	272,100	3.7	$27	272,100	$27
$30-$34	211,700	1.2	32	211,700	32
$35-$40	868,000	5.3	39	868,000	39
$41-$87	1,082,800	8.4	76	291,300	74
	2,434,600	6.1	$53	1,643,100	$42

The range of exercise prices of options outstanding at December 31, 2015 is approximately $18 to $87 per share. The aggregate intrinsic value of both total options outstanding and total options exercisable at December 31, 2015 is $43 million. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2015 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2015 is 4.9 years.

The weighted average fair value of options granted during 2015, 2014, and 2013 was $13.89, $17.12, and $17.92, respectively. The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $13 million, $22 million, and $21 million, respectively. Cash proceeds received by the Company from option exercises and the related tax benefit totaled $8 million and $4 million, respectively, for 2015, $13 million and $7 million, respectively, for 2014, and $12 million and $6 million, respectively, for 2013. The total fair value of shares vested during the years ended December 31, 2015, 2014, and 2013 was $3 million, $4 million, and $3 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2015 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2015	483,000	$17.47
Granted	512,700	13.89
Vested	(187,400)	17.66
Forfeited	(16,800)	14.55
Nonvested options at December 31, 2015	791,500	$15.17

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For nonvested options at December 31, 2015, approximately $3 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2015-2017, 2014-2016, and 2013-2015 periods were 347 thousand, 285 thousand, and 270 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2015, 2014, and 2013 were 233 thousand, 144 thousand, and 146 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2015, 2014, and 2013 was approximately $29 million, $24 million, and $35 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2015 was approximately $40 million and will be recognized primarily over a period of two years.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Current assets	$5	$(12)	$(56)
Other assets	44	45	102
Current liabilities	22	(88)	(26)
Long-term liabilities	(11)	16	(191)
Total	$60	$(39)	$(171)

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$265	$184	$186
Income taxes	124	152	224
Non-cash investing and financing activities:
Outstanding trade payables related to capital expenditures	10	19	28
(Gain) loss from equity investments	(15)	(13)	(4)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	SEGMENT INFORMATION

For the periods reported, the Company's products and operations were managed and reported in five reporting segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI").

In the AFP segment, the Company manufactures chemicals for products in the coatings, tires, consumables, animal nutrition, crop protection, and energy markets. The products Eastman manufactures for the coatings industry can be broadly classified as solvents, which include specialty coalescents and ketones and esters, glycol ethers, and alcohol solvents; and polymers, which include cellulose and polyester-based specialty polymers and paint additives. Products for the tires industry are classified into three main product groups: insoluble sulfur products, which are vulcanizing agents principally marketed under the Crystex® brand; antidegradants, principally marketed under the Santoflex® brand; and hydrocarbon resins. The specialty amines business includes product lines that consist of specialty intermediates, performance products, and formic acid. The crop protection business consists of alkylamine derivatives product lines. Coatings and other formulated products sales accounted for 46 percent, 66 percent, and 66 percent of the AFP segment's total sales for 2015, 2014, and 2013, respectively. Tires sales accounted for 22 percent, 31 percent, and 34 percent of the AFP segment's total sales for 2015, 2014, and 2013, respectively. The specialty amines and crop protection businesses are included in 2015 and December 2014 sales revenue and account for approximately 32 percent and 3 percent of total sales in 2015 and 2014, respectively.

In the adhesives resins and plasticizers businesses, the Company manufactures products which are sold into the consumables, building and construction, health and wellness, industrial chemicals and processing, and durable goods markets. The adhesives resins product line consists of hydrocarbon resins such as Regalite® and Eastotac®; non-hydrogenated hydrocarbons resins such as Piccotac®; and rosins such as Eastoflex®. The plasticizers product line consists of a unique set of primary non-phthalate plasticizers such as Eastman 168®, and a range of niche non-phthalate plasticizers such as Benzoflex®, Eastman TXIB®, and Effusion™. Adhesives resins accounted for 54 percent, 53 percent, and 52 percent of the A&P segment's total sales for 2015, 2014, and 2013, respectively. Plasticizers accounted for 46 percent, 47 percent, and 48 percent of the A&P segment's total sales for 2015, 2014, and 2013, respectively.

In the AM segment, the Company produces and markets its polymers, films, and plastics with differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness products. The specialty plastics product line consists of two primary products: specialty copolyesters and cellulose esters. The interlayers product line includes specialty intermediate polyvinyl butyral ("PVB") sheet and resins. PVB is a specialty resin used in the production of laminated safety glass sheet used in automotive and architectural applications. The performance films product line primarily consists of window film products, which are aftermarket applied films to enhance the characteristics and functional performance of automotive and architectural glass. Eastman's specialty plastics product line accounted for 51 percent, 54 percent, and 53 percent of the AM segment's total sales for 2015, 2014, and 2013, respectively. The interlayers product line accounted for 33 percent, 34 percent, and 34 percent of the AM segment's total sales for 2015, 2014, and 2013, respectively. The performance films product line accounted for 16 percent, 12 percent, and 13 percent of the AM segment's total sales for 2015, 2014, and 2013, respectively. The performance films product line includes Commonwealth in 2015 and December 2014 total sales.

In the Fibers segment, the Company manufactures Estron® acetate tow and Estrobond® triacetin plasticizers for use primarily in manufacture of cigarette filters; Estron® natural (undyed) and Chromspun® solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Acetate tow accounted for 78 percent, 79 percent, and 83 percent of the Fibers segment total sales revenue in 2015, 2014, and 2013, respectively, with the remainder of sales from other product lines, including acetate yarn and acetyl chemical products.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The SFI segment leverages large scale and vertical integration from the acetyl, olefins, and alkylamine streams and proprietary manufacturing technology for specialty fluids to manufacture diversified products that are sold externally for use in markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. Certain SFI products are also used internally by other segments of the Company. In the chemical intermediates product line, the Company produces oxo alcohols and derivatives, acetic acid and derivatives and acetic anhydride. In the other intermediate product line, the Company produces olefin, chemical intermediates, and polymer intermediates. The functional amines product lines include methylamines and salts, and higher amines and solvents. In the specialty fluids product line, the Company produces Therminol® heat transfer fluids, Eastman Turbo Oils, Eastman Skydrol® aviation hydraulic fluids, and Eastman SkyKleen® aviation solvents. Chemical intermediates accounted for 42 percent, 50 percent, and 48 percent of the SFI segment's total sales for 2015, 2014, and 2013, respectively. Sales for other intermediate products accounted for 27 percent, 35 percent, and 39 percent of the SFI segment's total sales for 2015, 2014, and 2013, respectively. The functional amines business is included in 2015 and December 2014 sales revenue and account for approximately 18 percent and 1 percent of total sales in 2015 and 2014, respectively. Specialty fluids accounted for 13 percent, 14 percent, and 13 percent of the SFI segment's total sales for 2015, 2014, and 2013, respectively.

The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency such as high performance materials, advanced cellulosics, and reduced environmental impact. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise, for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles. The acquisition of Knowlton accelerates the innovation cycle for the Eastman microfibers technology platform.

Sales revenue and expense for the Eastman microfiber technology platform growth initiative are shown in the tables below as "other" sales revenue and operating loss. R&D, pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are shown in the tables below as "other" operating earnings (loss).

Included in 2015 and 2014 "other" was sales revenue from the acquired Knowlton business, part of the Eastman microfibers technology platform. Included in 2013 "other" sales revenue were the Perennial Wood™ growth initiative and the Photovoltaics product line acquired from Solutia in 2012. There was no sales revenue related to Perennial Wood™ included in 2014 as a result of decisions made by management in 2013 not to continue its Perennial Wood™ growth initiative.

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Sales by Segment
Additives & Functional Products	$2,368	$1,821	$1,719
Adhesives & Plasticizers	1,214	1,363	1,326
Advanced Materials	2,414	2,378	2,349
Fibers	1,219	1,457	1,441
Specialty Fluids & Intermediates	2,388	2,490	2,497
Total Sales by Segment	$9,603	$9,509	$9,332
Other	45	18	18
Total Sales	$9,648	$9,527	$9,350

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Operating Earnings (Loss)
Additives & Functional Products	$462	$329	$405
Adhesives & Plasticizers	239	196	172
Advanced Materials	384	276	257
Fibers	292	474	462
Specialty Fluids & Intermediates	253	289	363
Total Operating Earnings by Segment	1,630	1,564	1,659
Other
Growth initiatives and businesses not allocated to segments	(87)	(58)	(132)
Pension and other postretirement benefit income (expense), net not allocated to operating segments	(76)	(293)	394
Acquisition integration, transaction, and restructuring costs	(83)	(51)	(59)
Total Operating Earnings	$1,384	$1,162	$1,862

	December 31,
(Dollars in millions)	2015	2014
Assets by Segment (1)
Additives & Functional Products	$4,812	$4,900
Adhesives & Plasticizers	902	1,011
Advanced Materials	4,227	4,235
Fibers	969	986
Specialty Fluids & Intermediates	3,586	3,710
Total Assets by Segment	14,496	14,842
Corporate Assets	1,115	1,230
Total Assets	$15,611	$16,072

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$163	$104	$95
Adhesives & Plasticizers	43	43	45
Advanced Materials	161	143	144
Fibers	55	66	65
Specialty Fluids & Intermediates	146	92	80
Total Depreciation and Amortization Expense by Segment	568	448	429
Other	3	2	4
Total Depreciation and Amortization Expense	$571	$450	$433

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2015	2014	2013
Capital Expenditures by Segment
Additives & Functional Products	$171	$111	$74
Adhesives & Plasticizers	43	57	56
Advanced Materials	225	176	170
Fibers	57	53	65
Specialty Fluids & Intermediates	152	188	113
Total Capital Expenditures by Segment	648	585	478
Other	4	8	5
Total Capital Expenditures	$652	$593	$483

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2015	2014	2013
Sales
United States	$4,096	$4,162	$4,140
All foreign countries	5,552	5,365	5,210
Total	$9,648	$9,527	$9,350

	December 31,
	2015	2014	2013
Net properties
United States	$3,939	$3,753	$3,247
All foreign countries	1,191	1,334	1,043
Total	$5,130	$5,087	$4,290

21.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Sales	$2,443	$2,533	$2,447	$2,225
Gross profit	656	720	695	509
Asset impairments and restructuring charges, net	109	—	21	53
Net earnings attributable to Eastman	171	297	256	124
Net earnings per share attributable to Eastman(1)
Basic	$1.15	$2.00	$1.73	$0.83
Diluted	1.14	1.98	1.71	0.83

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Sales	$2,305	$2,460	$2,413	$2,349
Gross profit	595	657	636	333
Asset impairments and restructuring charges (gains), net	13	(7)	71	—
Net earnings attributable to Eastman	233	292	210	16
Net earnings per share attributable to Eastman(1)
Basic	$1.54	$1.96	$1.41	$0.11
Diluted	1.52	1.93	1.39	0.11

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

22.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
	Balance at January 1, 2015	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2015
Reserve for:
Doubtful accounts and returns	$10	$1	$2	$—	$13
LIFO inventory	462	(166)	—	—	296
Non-environmental asset retirement obligations	44	4	—	2	46
Environmental contingencies	345	9	11	29	336
Deferred tax valuation allowance	264	2	38	50	254
	$1,125	$(150)	$51	$81	$945

		Additions
	Balance at January 1, 2014	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2014
Reserve for:
Doubtful accounts and returns	$12	$1	$—	$3	$10
LIFO inventory	506	(44)	—	—	462
Non-environmental asset retirement obligations	—	—	44	—	44
Environmental contingencies	368	2	2	27	345
Deferred tax valuation allowance	204	(6)	66	—	264
	$1,090	$(47)	$112	$30	$1,125

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Additions
	Balance at January 1, 2013	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2013
Reserve for:
Doubtful accounts and returns	$8	$5	$—	$1	$12
LIFO inventory	505	1	—	—	506
Environmental contingencies	394	4	1	31	368
Deferred tax valuation allowance	215	—	—	11	204
	$1,122	$10	$1	$43	$1,090

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

23.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

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

In July 2015, the FASB issued new guidance to simplify the measurement of inventory under the simplification and productivity initiative. The final standard changes the subsequent inventory measurement from lower of cost or market to lower of cost and net realizable value ("NRV"). NRV is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The subsequent method of estimating the cost of inventory under GAAP (i.e., LIFO or FIFO) is not being changed. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied prospectively as of the beginning of an interim or annual reporting period. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued guidance under the simplification and productivity initiative for business combination accounting. The new guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Under this guidance the acquirer recognizes, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. New disclosures are required to present separately on the face of the income statement or disclose in the notes the portion of the amount recognized in current-period earnings by line item that would have been recognized in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. At adoption, the new guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company has elected to early adopt the new guidance beginning in third quarter 2015 for acquisitions in which the initial purchase price allocation was incomplete. At December 31, 2015, there have been no material changes or effect on earnings for any acquisitions as disclosed in Note 2, Acquisitions.

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to early adopt, prospectively, the new guidance as of the balance sheet date. At December 31, 2015, the adoption resulted in a reclassification from current to noncurrent deferred tax assets and deferred tax liabilities of $240 million and $12 million, respectively. Prior periods are not retrospectively adjusted under the prospective adoption.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Eastman Chemical Company ("Eastman" or the "Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2015, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2016 Proxy Statement, is incorporated by reference herein in response to this Item. Certain information concerning executive officers of Eastman Chemical Company ("Eastman" or the "Company") is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2016 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2016 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2012 Omnibus Stock Compensation Plan, and the 2002 Director Long-Term Compensation Plan. Although stock and stock-based awards are still outstanding under the 2002 and 2007 Omnibus Long-Term Compensation Plans, the 2002 Director Long-Term Compensation Plan, and the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, no new shares are available under these plans for future awards. All future share-based awards will be made from the 2012 Omnibus Stock Compensation Plan and the 2015 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2015 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,434,600	(1)	$53	5,413,250	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	2,434,600		$53	5,413,250

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2002 and 2007 Omnibus Long-Term Compensation Plans; the 2002 Director Long-Term Compensation Plan; the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, and the 2012 Omnibus Stock Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2012 Omnibus Stock Compensation Plan, including the 2015 Director Stock Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2016 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 3 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2016 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 25, 2016
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Executive Vice President and	February 25, 2016
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Finance and	February 25, 2016
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 25, 2016
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 25, 2016
Gary E. Anderson

/s/ Brett D. Begemann	Director	February 25, 2016
Brett D. Begemann

/s/ Michael P. Connors	Director	February 25, 2016
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 25, 2016
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 25, 2016
Robert M. Hernandez

/s/ Julie F. Holder	Director	February 25, 2016
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 25, 2016
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 25, 2016
Lewis M. Kling

/s/ David W. Raisbeck	Director	February 25, 2016
David W. Raisbeck

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company	143

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

4.09	Form of 5.500% Note due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Note due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.13	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.16	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.17	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.01
Amended and Restated $250,000,000 Accounts Receivable Securitization Agreement dated July 9, 2008 between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent (incorporated herein by reference Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
10.02
Second Amended and Restated Five-Year Credit Agreement, dated as of October 9, 2014 (amended October 9, 2015), among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014 and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

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

10.13**	Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.14**	Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

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

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
Description
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

10.19**	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.20**
Forms of Performance Share Awards to Executive Officers (2013 – 2015 Performance Period) (incorporated herein by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

10.21**
Forms of Performance Share Awards to Executive Officers (2014 – 2016 Performance Period) (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)

10.22**
Forms of Performance Share Awards to Executive Officers (2015 – 2017 Performance Period) (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015)

10.23**	Forms of Performance Share Awards to Executive Officers (2016 – 2018 Performance Period)	158

10.24**
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2015 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 3, 2014)

10.26**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2016 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 2, 2015)

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

10.30**
2013 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012)

Exhibit Number	EXHIBIT INDEX	Sequential Page Number
	Description
10.31**	Eastman Chemical Company Executive Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated February 3, 2015)

10.32**
Form of Restricted Stock Unit Award to Curtis E. Espeland on January 1, 2015 (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.33**
Form of Restricted Stock Unit Award to David A. Golden and one other Executive Officer on February 18, 2015 (incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.34**
2015 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	185

21.01	Subsidiaries of the Company	186

23.01	Consent of Independent Registered Public Accounting Firm	191

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2015	192

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2015	193

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2015	194

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2015	195

99.01	Product and Raw Material Information	196

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith. The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.