Form 10-Q
period 2016-03-31
EASTMAN CHEMICAL CO
filed 2016-05-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2016
Common Stock, par value $0.01 per share	147,836,635
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	44

1A.	Risk Factors	44

2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

6.	Exhibits	45

SIGNATURES

Signatures	46

EXHIBIT INDEX

Exhibit Index	47

FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company (the "Company" or "Eastman") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs or disruption of raw material or energy supply, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; earnings, cash flow, dividends and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I, Item 2 of this Quarterly Report.

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2016	2015
Sales	$2,236	$2,443
Cost of sales	1,602	1,787
Gross profit	634	656
Selling, general and administrative expenses	183	180
Research and development expenses	54	56
Asset impairments and restructuring (gains) charges, net	(2)	109
Operating earnings	399	311
Net interest expense	64	66
Other charges (income), net	12	(11)
Earnings before income taxes	323	256
Provision for income taxes	72	84
Net earnings	251	172
Less: Net earnings attributable to noncontrolling interest	—	1
Net earnings attributable to Eastman	$251	$171

Basic earnings per share attributable to Eastman	$1.70	$1.15
Diluted earnings per share attributable to Eastman	$1.69	$1.14

Comprehensive Income
Net earnings including noncontrolling interest	$251	$172
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	106	(212)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(4)
Derivatives and hedging:
Unrealized (loss) gain during period	(18)	55
Reclassification adjustment for losses (gains) included in net income, net	4	(3)
Total other comprehensive income (loss), net of tax	85	(164)
Comprehensive income including noncontrolling interest	336	8
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Eastman	$336	$7
Retained Earnings
Retained earnings at beginning of period	$5,146	$4,545
Net earnings attributable to Eastman	251	171
Cash dividends declared	(67)	(60)
Retained earnings at end of period	$5,330	$4,656

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$202	$293
Trade receivables, net of allowance for doubtful accounts	951	792
Miscellaneous receivables	155	246
Inventories	1,493	1,479
Other current assets	62	68
Total current assets	2,863	2,878
Properties
Properties and equipment at cost	11,395	11,234
Less: Accumulated depreciation	6,210	6,104
Net properties	5,185	5,130
Goodwill	4,527	4,518
Intangible assets, net of accumulated amortization	2,637	2,650
Other noncurrent assets	404	404
Total assets	$15,616	$15,580
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,334	$1,625
Borrowings due within one year	513	431
Total current liabilities	1,847	2,056
Long-term borrowings	6,565	6,577
Deferred income tax liabilities	939	928
Post-employment obligations	1,294	1,297
Other long-term liabilities	686	701
Total liabilities	11,331	11,559
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 217,211,091 and 216,899,964 for 2016 and 2015, respectively)	2	2
Additional paid-in capital	1,877	1,863
Retained earnings	5,330	5,146
Accumulated other comprehensive loss	(305)	(390)
	6,904	6,621
Less: Treasury stock at cost (69,425,254 shares for 2016 and 69,137,973 shares for 2015)	2,700	2,680
Total Eastman stockholders' equity	4,204	3,941
Noncontrolling interest	81	80
Total equity	4,285	4,021
Total liabilities and stockholders' equity	$15,616	$15,580

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2016	2015
Operating activities
Net earnings	$251	$172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	147	145
Asset impairment charges	—	89
Provision for deferred income taxes	9	16
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in trade receivables	(144)	(91)
(Increase) decrease in inventories	(2)	21
Decrease in trade payables	(62)	(108)
Pension and other postretirement contributions in excess of expenses	(19)	(23)
Variable compensation in excess of expenses	(109)	(80)
Other items, net	(24)	(50)
Net cash provided by operating activities	47	91
Investing activities
Additions to properties and equipment	(110)	(125)
Proceeds from sale of assets	6	4
Acquisitions, net of cash acquired	(21)	—
Other items, net	(1)	(1)
Net cash used in investing activities	(126)	(122)
Financing activities
Net increase in commercial paper borrowings	82	93
Repayment of borrowings	(10)	—
Dividends paid to stockholders	(68)	(59)
Treasury stock purchases	(20)	(26)
Dividends paid to noncontrolling interest	—	(2)
Proceeds from stock option exercises and other items, net	4	11
Net cash (used in) provided by financing activities	(12)	17
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net change in cash and cash equivalents	(91)	(18)
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$202	$196

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2015 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited consolidated financial statements are prepared in conformity with GAAP and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to confirm to current period presentation.

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance for debt issuance costs as a part of the simplification and productivity initiative. Under this guidance, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. As of March 31, 2016, the new guidance has been applied on a retrospective basis which resulted in a reclassification of $31 million from "Other noncurrent assets" to "Long-term borrowings" line items in the Unaudited Consolidated Statement of Financial Position at December 31, 2015. See Note 6, "Borrowings".

In January 2016, Eastman changed its organizational and management structure following completion of the integration of recently acquired businesses to better align similar strategies and business models. As a result, beginning first quarter 2016, the Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For further information, see Note 3, "Goodwill" and Note 17, "Segment Information".

Off Balance Sheet Financing Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of $180 million (the U.S. Dollar equivalent of the €158 million limit amount as of March 31, 2016) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in first three months 2016 and 2015 were approximately $235 million and $280 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $104 million and $106 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2016	2015
At FIFO or average cost (approximates current cost)
Finished goods	$1,090	$1,063
Work in process	213	212
Raw materials and supplies	486	500
Total inventories	1,789	1,775
Less: LIFO Reserve	296	296
Total inventories	$1,493	$1,479

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent at both March 31, 2016 and December 31, 2015.

3.	GOODWILL

In January 2016, as a result of the changes in Eastman's organizational and management structure, goodwill was reassigned to segments using a relative fair value allocation. In conjunction with the organizational changes and in accordance with GAAP, during first quarter 2016 Eastman performed an impairment assessment and concluded that no indication of an impairment existed. For further information on the organizational changes, see Note 1, "Basis of Presentation" and Note 17, "Segment Information".

Changes to the carrying value of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Chemical Intermediates	Other Segments	Total
Balance at December 31, 2015	$1,865	$111	$1,293	$1,239	$10	$4,518
Adjustments to net goodwill resulting from reorganization	583	(111)	—	(472)	—	—
Currency translation adjustments	5	—	—	4	—	9
Balance at March 31, 2016	$2,453	$—	$1,293	$771	$10	$4,527

As of March 31, 2016, the reported balance of goodwill included accumulated impairment losses of $23 million, $12 million, and $14 million in the AFP segment, CI segment, and other segments, respectively. As of December 31, 2015, the reported balance of goodwill included accumulated impairment losses of $35 million and $14 million in the Adhesives & Plasticizers segment and other segments, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2016	2015
Trade creditors	$633	$699
Derivative hedging liability	170	218
Accrued payrolls, vacation, and variable-incentive compensation	125	227
Post-employment obligations	107	120
Other	299	361
Total payables and other current liabilities	$1,334	$1,625

"Other" consists primarily of accruals for dividends payable, interest payable, accrued taxes, and the current portion of environmental liabilities.

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2016	2015
Provision for income taxes	$72	$84
Effective tax rate	22%	33%

The first quarter 2016 effective tax rate reflects a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The first quarter 2016 effective tax rate also reflects a benefit from the timing of the extension of favorable U.S. federal tax provisions, primarily research and development ("R&D") tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes. The first quarter 2015 effective tax rate was negatively impacted by limited deductibility of costs for shutdown of the Workington, UK acetate tow manufacturing facility.

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2016	2015
Borrowings consisted of:
2.4% notes due June 2017	$998	$998
6.30% notes due November 2018	165	166
5.5% notes due November 2019	249	249
2.7% notes due January 2020	795	794
4.5% notes due January 2021	249	249
3.6% notes due August 2022	894	896
7 1/4% debentures due January 2024	244	244
7 5/8% debentures due June 2024	54	54
3.8% notes due March 2025	791	791
7.60% debentures due February 2027	222	222
4.8% notes due September 2042	492	492
4.65% notes due October 2044	869	869
Credit facilities and commercial paper borrowings	1,052	980
Capital leases	4	4
Total borrowings	7,078	7,008
Borrowings due within one year	513	431
Long-term borrowings	$6,565	$6,577

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility and Commercial Paper Borrowings

In connection with the 2014 acquisition of Taminco Corporation, Eastman borrowed $1 billion under a five-year Term Loan. As of March 31, 2016, the Term Loan balance outstanding was $350 million with an interest rate of 1.68 percent. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Commercial paper borrowings are classified as short-term. At March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2016, the Company's commercial paper borrowings were $512 million with a weighted average interest rate of 0.81 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

The $250 million accounts receivable securitization agreement (the "A/R Facility") expires April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At March 31, 2016, the Company's borrowings under the A/R Facility were $190 million supported by trade receivables with an interest rate of 1.25 percent. In first quarter 2016, $10 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

The Credit Facility and the A/R Facility, and the Term Loan, contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $769 million and $842 million as of March 31, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to an increase in commercial paper borrowings. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at March 31, 2016, and December 31, 2015, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's floating-rate borrowings, which relate to the Term Loan, the A/R Facility, and capital leases, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at March 31, 2016
(Dollars in millions)	Recorded Amount March 31, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,565	$6,854	$6,311	$543	$—

		Fair Value Measurements at December 31, 2015
(Dollars in millions)	Recorded Amount December 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,577	$6,647	$6,094	$553	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	DERIVATIVES

Hedging Programs

The Company is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transactions, the Company uses various derivative financial instruments when appropriate in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in whole or in part by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The Company does not enter into derivative transactions for speculative purposes.

For further information on hedging programs, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. As of March 31, 2016 and December 31, 2015, there are no outstanding interest rate swap hedges.

Derivatives' Fair Value Hedging Relationships

	First Quarter
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships		March 31, 2016	March 31, 2015
Interest rate swaps	Net interest expense	$3	$4

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Notional Amounts

	March 31, 2016	December 31, 2015
Foreign Exchange Forward and Option Contracts (in millions):
EUR/USD (in EUR)	€558	€618
EUR/USD (in approximate USD equivalent)	$650	$689
JPY/USD (in JPY)	¥2,100	¥2,400
JPY/USD (in approximate USD equivalent)	$19	$20
Commodity Forward and Collar Contracts:
Feedstock (in million barrels)	19	22
Energy (in million million British thermal units)	33	32
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	March 31, 2016	December 31, 2015
Commodity contracts	Other noncurrent assets	$1	$—
Foreign exchange contracts	Other current assets	48	65
Foreign exchange contracts	Other noncurrent assets	54	79
		$103	$144

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	March 31, 2016	December 31, 2015
Commodity contracts	Payables and other current liabilities	$154	$194
Commodity contracts	Other long-term liabilities	196	242
Forward starting interest rate swap contracts	Other long-term liabilities	61	30
		$411	$466

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

	First Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Commodity contracts	$30	$5	Sales	$—	$2
			Cost of Sales	(20)	(16)
Foreign exchange contracts	(26)	55	Sales	15	21
Forward starting interest rate swap contracts	(18)	(8)	Net interest expense	(2)	(2)
	$(14)	$52		$(7)	$5

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled losses of $400 million at March 31, 2016 and $348 million at March 31, 2015. If realized, $133 million net losses as of March 31, 2016 will be reclassified into earnings during the next 12 months. Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net. The Company recognized pre-tax losses for ineffectiveness of the commodity hedging portfolio of $2 million and $1 million during first quarter 2016 and 2015, respectively.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in the line item "Other charges (income), net" of the Unaudited Consolidated Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized $9 million net gains and $11 million net losses on nonqualifying derivatives during first quarter of 2016 and 2015, respectively.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2016
Description	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$103	$—	$103	$—
Derivative Liabilities	(411)	—	(411)	—
	$(308)	$—	$(308)	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$144	$—	$144	$—
Derivative Liabilities	(466)	—	(466)	—
	$(322)	$—	$(322)	$—

All of the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance.

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. Management has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $102 million and a derivative in a net liability position of $410 million as of March 31, 2016. The Company does not have any cash collateral due under such agreements.

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

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2016		2015		2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$10	$3	$9	$4	$2	$2
Interest cost	18	6	22	6	7	10
Expected return on assets	(34)	(8)	(36)	(9)	(2)	(2)
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(10)	(6)
Net periodic benefit (credit) cost	$(7)	$1	$(6)	$1	$(3)	$4

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company did not make any contributions to its U.S. defined benefit pension plans in first three months 2016 or 2015.

In first quarter 2016, the Company changed the approach used to calculate service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans. The Company elected to calculate service and interest costs by applying the specific spot rates along the yield curve to the plans' projected cash flows. The change does not affect the measurement of the total benefit obligation or the annual net periodic benefit cost or credit of the plans because the change in the service and interest costs will be offset in the mark-to-market actuarial gain or loss which typically is recognized in the fourth quarter of each year or in any other quarters in which an interim remeasurement is triggered.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2016, totaling $1.6 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $274 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $122 million at March 31, 2016 and consist primarily of leases for railcars and the company aircraft mostly expiring in 2016 and 2017. Residual guarantee payments that become probable and estimable are accrued to rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $332 million and $336 million at March 31, 2016 and December 31, 2015, respectively. At both March 31, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites. The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2016	December 31, 2015
Environmental contingent liabilities, current	$30	$35
Environmental contingent liabilities, long-term	302	301
Total	$332	$336

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $305 million to the maximum of $507 million and from the minimum or best estimate of $308 million to the maximum of $516 million at March 31, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both March 31, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other charges (income), net. Changes in the reserves for environmental remediation liabilities during first three months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	3
Cash reductions	(6)
Balance at March 31, 2016	$305

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $27 million and $28 million at March 31, 2016 and December 31, 2015, respectively.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $45 million and $46 million as of March 31, 2016 and December 31, 2015, respectively.

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

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2016 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2015	$2	$1,863	$5,146	$(390)	$(2,680)	$3,941	$80	$4,021
Net Earnings	—	—	251	—	—	251	—	251
Cash Dividends Declared (1) ($0.46 per share)	—	—	(67)	—	—	(67)	—	(67)
Other Comprehensive Income	—	—	—	85	—	85	—	85
Share-Based Compensation Expense (2)	—	13	—	—	—	13	—	13
Stock Option Exercises	—	5	—	—	—	5	—	5
Other (3)	—	(4)	—	—	—	(4)	1	(3)
Share Repurchase	—	—	—	—	(20)	(20)	—	(20)
Balance at March 31, 2016	$2	$1,877	$5,330	$(305)	$(2,700)	$4,204	$81	$4,285

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Fair value of share-based awards.

(3)
Paid in capital includes tax benefits/charges relating to the differences between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(68)	$61	$(269)	$(1)	$(277)
Period change	(216)	68	35	—	(113)
Balance at December 31, 2015	(284)	129	(234)	(1)	(390)
Period change	106	(7)	(14)	—	85
Balance at March 31, 2016	$(178)	$122	$(248)	$(1)	$(305)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$106	$106	$(212)	$(212)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(11)	(7)	(7)	(4)
Derivatives and hedging: (2)
Unrealized (loss) gain during period	(30)	(18)	89	55
Reclassification adjustment for losses (gains) included in net income, net	7	4	(5)	(3)
Change in derivatives and hedging	(23)	(14)	84	52
Total other comprehensive income (loss)	$72	$85	$(135)	$(164)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 8, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 7, "Derivatives".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
(In millions, except per share amounts)	2016	2015
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$251	$171

Denominator
Weighted average shares used for basic EPS	147.8	148.7
Dilutive effect of stock options and other awards	1.0	1.0
Weighted average shares used for diluted EPS	148.8	149.7

EPS (1)
Basic	$1.70	$1.15
Diluted	$1.69	$1.14

(1)	Earnings per share are calculated using whole dollars and shares.

In first quarter 2016 and 2015, common shares underlying options to purchase 1,081,423 and 784,890 shares, respectively, of common stock were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. First quarter 2016 and 2015 reflect the impact of share repurchases of 287,281 and 370,000, respectively.

The Company declared cash dividends of $0.46 and $0.40 per share in first quarter 2016 and 2015, respectively.

14.	ASSET IMPAIRMENTS AND RESTRUCTURING

In first quarter 2016, there were net asset impairments and restructuring gains of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® R&D facility in France.

In first quarter 2015 there were net asset impairments and restructuring charges of $109 million. Net asset impairments and restructuring charges included $81 million of asset impairments and $16 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility which was substantially completed in 2015. Additionally, in first quarter 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2016 and full year 2015:

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2016
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	55	—	—	(8)	47
Site closure and restructuring costs	11	(2)	1	—	10
Total	$66	$(2)	$1	$(8)	$57

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2015
Non-cash charges	$—	$107	$(107)	$—	$—
Severance costs	13	67	1	(26)	55
Site closure and restructuring costs	15	9	3	(16)	11
Total	$28	$183	$(103)	$(42)	$66

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2016 and 2015, $13 million and $11 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expense" in the Unaudited Consolidated Statements of Earnings for all share-based awards of which $3 million in both periods related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For both first quarter 2016 and 2015, $2 million of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period. The impact on first quarter 2016 and 2015 net earnings of $8 million and $7 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2016 and 2015, the number of stock options granted under the 2012 Omnibus Stock Compensation Plan were approximately 550,000 and 500,000, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the determination of fair value for stock options granted in first quarter 2016 and 2015 are provided in the table below:

	First Quarter
Assumptions	2016	2015
Expected volatility rate	23.71%	24.11%
Expected dividend yield	2.31%	1.75%
Average risk-free interest rate	1.23%	1.45%
Expected forfeiture rate	0.75%	0.75%
Expected term years	5.0	4.8

The grant date exercise price and fair value of options granted during first quarter 2016 were $65.16 and $10.97, respectively, and during first quarter 2015 were $74.46 and $13.89, respectively.

For options unvested at March 31, 2016, $6 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance share awards, restricted stock and restricted stock unit awards, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2016 and 2015 for the 2016-2018 and 2015-2017 periods were approximately 400,000 and 300,000, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards during first quarter 2016 and 2015 were approximately 160,000 and 200,000, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2016 and 2015, $10 million and $8 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2016 was $73 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Three Months
	2016	2015
Other current assets	$—	$15
Other noncurrent assets	38	5
Payables and other current liabilities	24	(17)
Long-term liabilities and equity	(86)	(53)
Total	$(24)	$(50)

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SEGMENT INFORMATION

As reported in the 2015 Annual Report on Form 10-K, the Company's products and operations were managed and reported in five operating segments: Additives & Functional Products ("AFP"), Adhesives & Plasticizers ("A&P"), Advanced Materials ("AM"), Fibers, and Specialty Fluids & Intermediates ("SFI"). Beginning first quarter 2016, as a result of changes in the Company's organizational structure and management, the Company's products and operations are managed and reported in four operating segments: AFP, AM, Chemical Intermediates ("CI"), and Fibers. The new structure supports the Company's strategy to transform towards a specialty portfolio by better aligning similar businesses in a more streamlined structure.

Under the new structure, the adhesives resins product line of the former A&P segment is moved to the AFP segment, the specialty fluids product line of the former SFI segment is moved to the AFP segment, and the plasticizers product line of the former A&P segment is moved to the new CI segment. In addition to the product line changes, there were shifts in products among product lines in different segments. Acetyl and olefin products with animal nutrition and food ingredient applications of the former SFI segment are moved to the AFP segment as part of the care chemicals and animal nutrition product lines. Distribution solvents, ethylene oxide derivatives, and ethyl acetate products are moved from the AFP segment to the new CI segment in the other intermediates product line.

For additional financial and product information concerning each segment, see Note 20, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

	First Quarter
(Dollars in millions)	2016	2015
Sales
Additives & Functional Products	$737	$804
Advanced Materials	589	561
Chemical Intermediates	620	782
Fibers	280	284
Total Sales by Segment	2,226	2,431
Other	10	12
Total Sales	$2,236	$2,443

	First Quarter
(Dollars in millions)	2016	2015
Operating Earnings (Loss)
Additives & Functional Products	$153	$157
Advanced Materials	108	68
Chemical Intermediates	67	118
Fibers	86	(7)
Total Operating Earnings by Segment	414	336
Other:
Growth initiatives and businesses not allocated to segments	(18)	(26)
Pension and other postretirement benefits income, net not allocated to operating segments	12	9
Acquisition integration, transaction, and restructuring costs	(9)	(8)
Total Operating Earnings	$399	$311

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2016	2015
Assets by Segment (1)
Additives & Functional Products	$6,471	$6,370
Advanced Materials	4,338	4,227
Chemical Intermediates	3,147	2,930
Fibers	768	969
Total Assets by Segment	14,724	14,496
Corporate Assets	892	1,084
Total Assets	$15,616	$15,580

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2016, the FASB issued targeted improvements in regards to the recognition and measurement of financial assets and financial liabilities. The changes are as follows: requires equity investments (except equity method and consolidated investments) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted but limited. The new guidance is to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and for equity securities without readily determinable fair values, applied prospectively to equity investments that exist as of the date of adoption. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance or operating. The guidance for lessors is largely unchanged. Under the guidance, a lessee is to recognize a right-of-use asset and lease liability that arises from a lease. A lessee can make a policy election, by asset class, to not recognize lease assets or liabilities for leases with a term of 12 months or less. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. Current and noncurrent balance sheet classification will apply. Finance leases will have another reported element for interest associated with the principal lease liability. The component concept from the 2014 revenue recognition standard has been included in the new lease standard which will guide identification of individual assets and non-lease components. As with current GAAP, the guidance does not apply to the following leases: intangible assets to explore for or use minerals, oil, natural gas, and similar nonregenerative resources, biological assets (includes timber), inventory, or assets under construction. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In March 2016, the FASB issued guidance for derivatives and hedging given lack of specific guidance and diversity in practice. The guidance clarifies that a change in the counterparty to a derivative instrument under Topic 815 treatment does not, in and of itself, require dedesignation of that hedge accounting relationship provided all other hedge accounting criteria continues to be met (specifically points to counterparty credit worthiness). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied under the prospective method or modified retrospective approach. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In March 2016, the FASB issued guidance in regards to stock compensation as a part of the simplification initiative that covers related tax accounting, cash flow presentation, and forfeitures. The two tax accounting related amendments are as follows: all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; and the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The cash flow presentation items sets forth that excess tax benefits should be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. For forfeitures, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance application is mixed among the various elements that include, retrospective, prospective, and modified retrospective transition methods. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2015 Annual Report on Form 10-K, the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q, and the Current Report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on April 18, 2016. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, income taxes, and purchase accounting. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2015 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

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

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reduction, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring gains and charges, costs of and related to acquisition or disposition of businesses, and mark-to-market ("MTM") losses or gains for pension and other postretirement benefit plans). Because non-core or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain results in this Quarterly Report, in each case for the periods and in the amounts in the table below:

•	Asset impairments and restructuring (gains) charges, net, of which asset impairments are non-cash transactions impacting profitability;

•	Acquisition integration and transaction costs;

•
Costs resulting from the sale of acquired inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of these inventories (as required by purchase accounting, these inventories were marked to fair value); and

•	Cost to Company of disposition of claims against operations that were discontinued by Solutia Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core Items

	First Quarter
(Dollars in millions)	2016	2015
Non-core items impacting operating earnings:
Asset impairments and restructuring (gains) charges, net	$(2)	$109
Acquisition integration and transaction costs	9	8
Additional costs of acquired inventories	—	7
Non-core items impacting earnings before income taxes:
Cost of disposition of claims against discontinued Solutia operations	5	—

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other charges (income), net,

•	Net earnings, and

•	Diluted earnings per share.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and create stockholder value, and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA" and "Return on Invested Capital" (or "ROIC"). Management defines "Adjusted EBITDA" as EBITDA (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. "EBITDA Margin" is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines "ROIC" as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value of the Company with those of other companies.

OVERVIEW

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, and leading positions in key end markets such as transportation, building and construction, and consumables. Eastman management believes that the Company's end-market diversity is a source of strength, and that many of the markets into which the Company's products are sold are benefiting from longer-term global trends such as energy efficiency, a rising middle class in emerging economies, and an increased focus on health and wellness. Management believes that these trends, combined with the diversity of the Company's end markets, facilitate more consistent demand for the Company's products over time.

The Company generated sales revenue of $2.2 billion and $2.4 billion in first quarter 2016 and 2015, respectively. Sales revenue decreased $207 million in first quarter 2016 compared to first quarter 2015, primarily due to a decrease in the CI segment.

Operating earnings were $399 million in first quarter 2016 compared with $311 million in first quarter 2015. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first quarter 2016 and 2015 were $406 million and $435 million, respectively. Adjusted operating earnings decreased in first quarter 2016 primarily due to a decrease of $51 million in the CI segment partially offset by an increase of $33 million in the AM segment.

Net earnings and EPS and adjusted net earnings and EPS attributable to Eastman were as follows:

	First Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$251	$1.69	$171	$1.14
Total non-core items, net of tax	4	0.02	105	0.70
Net earnings excluding non-core items	$255	$1.71	$276	$1.84

The Company generated $47 million in cash from operating activities in first three months 2016 compared with cash generated by operating activities of $91 million in first three months 2015. The decrease in cash from operating activities was primarily due to a higher increase in working capital in the first three months 2016 compared to 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%
Sales	$2,236	$2,443	$(207)	(8)%
Volume / product mix effect			46	2%
Price effect			(229)	(9)%
Exchange rate effect			(24)	(1)%

Sales revenue decreased $207 million in first quarter 2016 compared to first quarter 2015, primarily due a decrease in the CI segment.

	First Quarter
(Dollars in millions)	2016	2015	Change
Gross Profit	$634	$656	(3)%
Additional costs of acquired inventories	—	7
Gross Profit excluding non-core item	$634	$663	(4)%

Gross profit in first quarter 2015 was negatively impacted $7 million by the sale of Commonwealth Laminating and Coating, Inc. ("Commonwealth") inventories, which were marked to fair value in the acquisition of Commonwealth. Excluding this non-core item, gross profit decreased in first quarter 2016 compared with first quarter 2015 primarily due to a decrease of $56 million in the CI segment partially offset by an increase of $34 million in the AM segment.

	First Quarter
(Dollars in millions)	2016	2015	Change
Selling, General and Administrative Expenses	$183	$180	2%
Acquisition integration and transaction costs	(9)	(8)
Selling, General and Administrative Expenses excluding non-core items	$174	$172	1%
Included in first quarter 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014. Included in first quarter 2015 SG&A expenses are integration and transaction costs associated with the Taminco Corporation ("Taminco") and Commonwealth acquisitions.

	First Quarter
(Dollars in millions)	2016	2015	Change
Research and Development Expenses	$54	$56	(4)%

Asset Impairments and Restructuring

In first quarter 2016 there was an asset impairment gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® research and development ("R&D") facility in France.

In first quarter 2015, there were net asset impairments and restructuring charges of $109 million. Net asset impairment and restructuring charges included $81 million of asset impairments and $16 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing facility. Management expected annual cost savings in the Fibers segment of approximately $20 million as a result of the closure, including $5 million in first quarter 2016, primarily reducing cost of sales. Total cost savings of $15 million have been realized through the end of first quarter 2016 from the closure of the Workington facility. Additionally, in first quarter 2015, management decided not to continue a growth initiative that was reported in "Other", resulting in asset impairments of $8 million and restructuring charges of $4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges and gains see Note 14, "Asset Impairments and Restructuring", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	First Quarter
(Dollars in millions)	2016	2015	Change
Operating earnings	$399	$311	28%
Asset impairments and restructuring (gains) charges, net	(2)	109
Acquisition integration and transaction costs	9	8
Additional costs of acquired inventories	—	7
Operating earnings excluding non-core items	$406	$435	(7)%

Net Interest Expense

	First Quarter
(Dollars in millions)	2016	2015	Change
Gross interest costs	$73	$72
Less: Capitalized interest	3	2
Interest expense	70	70	—%
Less: Interest income	6	4
Net interest expense	$64	$66	(3)%

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2016	2015
Foreign exchange transaction losses (gains), net	$11	$(8)
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(4)
Other, net	3	1
Other charges (income), net	12	(11)
Cost of disposition of claims against discontinued Solutia operations	(5)	—
Other charges (income), net excluding non-core item	$7	$(11)

Included in other charges (income), net are losses or gains on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. "Foreign exchange transaction losses (gains), net" include the revaluation of foreign entity assets and liabilities partially offset by certain derivatives, both items impacted primarily by the Euro. See Note 7, "Derivatives", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. First quarter 2016 other charges (income), net also includes cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2016	2015
Provision for income taxes, as reported	$72	$84
Effective tax rate	22%	33%

The first quarter 2016 effective tax rate reflects a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The first quarter 2016 effective tax rate also reflects a benefit from the timing of the extension of favorable U.S. federal tax provisions, primarily R&D tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes. The first quarter 2015 effective tax rate was negatively impacted by limited deductibility of costs for shutdown of the Workington, UK acetate tow manufacturing facility. Excluding non-core items, the first quarter 2016 and 2015 effective tax rates on reported earnings were 24 percent and 27 percent, respectively.

Net Earnings and Diluted Earnings per Share

	First Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$251	$1.69	$171	$1.14
Asset impairments and restructuring (gains) charges, net of tax	(4)	(0.03)	96	0.64
Acquisition integration and transaction costs, net of tax	5	0.03	5	0.03
Additional costs of acquired inventories, net of tax	—	—	4	0.03
Cost of disposition of claims against discontinued Solutia operations, net of tax	3	0.02	—	—
Net earnings attributable to Eastman excluding non-core items, net of tax	$255	$1.71	$276	$1.84

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each segment, see Part 1, Item 1, Business -- Business Segments and Part II, Item 8, Note 20, "Segment Information", in the Company's 2015 Annual Report on Form 10-K and the Current Report on Form 8-K filed with the SEC on April 18, 2016.

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%

Sales	$737	$804	$(67)	(8)%
Volume / product mix effect			11	1%
Price effect			(67)	(8)%
Exchange rate effect			(11)	(1)%

Operating earnings	153	157	(4)	(3)%
Asset impairments and restructuring (gains) charges, net	(2)	—	(2)
Operating earnings excluding non-core item	151	157	(6)	(4)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first quarter 2016 decreased compared to first quarter 2015 primarily due to lower selling prices attributed to lower raw material and energy costs and competitive pressure for adhesives resins, coatings and inks, tire additives, and care chemicals products, particularly in Asia Pacific.

Operating earnings in first quarter 2016 included a $2 million asset impairment gain for the sale of previously impaired assets at the Crystex® R&D facility in France. Excluding this non-core item, operating earnings decreased in first quarter 2016 compared to first quarter 2015 primarily due to an unfavorable shift in foreign currency exchange rates of $6 million.

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%

Sales	$589	$561	$28	5%
Volume / product mix effect			50	9%
Price effect			(15)	(3)%
Exchange rate effect			(7)	(1)%

Operating earnings	108	68	40	59%
Additional costs of acquired inventories	—	7	(7)
Operating earnings excluding non-core item	108	75	33	44%

Sales revenue in first quarter 2016 increased compared to first quarter 2015 due to higher sales volume of premium products, including Eastman Tritan® copolyester and Saflex® acoustic interlayers. This was partially offset by lower selling prices, primarily for copolyesters, attributed to lower raw material and energy costs.

Operating earnings in first quarter 2015 included $7 million of additional costs of acquired Commonwealth inventories. Excluding the non-core item, operating earnings in first quarter 2016 increased compared to first quarter 2015 primarily due to $38 million of higher sales volume of premium products, improved product mix, and lower unit costs due to higher capacity utilization.

Chemical Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%

Sales	$620	$782	$(162)	(21)%
Volume / product mix effect			(25)	(3)%
Price effect			(133)	(17)%
Exchange rate effect			(4)	(1)%

Operating earnings	67	118	(51)	(43)%

Sales revenue in first quarter 2016 decreased compared to first quarter 2015 primarily due to lower selling prices attributed to lower raw material and energy costs and continued competitive pressure resulting from weak demand in Asia Pacific.

Operating earnings decreased in first quarter 2016 compared to first quarter 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $43 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%

Sales	$280	$284	$(4)	(1)%
Volume / product mix effect			12	4%
Price effect			(14)	(5)%
Exchange rate effect			(2)	—%

Operating earnings	86	(7)	93
Asset impairments and restructuring charges	—	97	(97)
Operating earnings excluding non-core item	86	90	(4)	(4)%

Sales revenue in first quarter 2016 decreased compared to first quarter 2015 primarily due to lower acetate tow selling prices and lower acetyl chemicals sales volume, mostly offset by higher acetate tow sales volume. Lower acetyl chemicals sales volume was due to lower cost internal sourcing of cellulose acetate flake raw materials rather than from the joint venture in Kingsport. Higher acetate tow sales volume was attributed to customer buying patterns.

Operating earnings in first quarter 2015 included $97 million of asset impairments and restructuring charges for the closure of the Workington, UK acetate tow manufacturing facility. Excluding this non-core item, operating earnings in first quarter 2016 decreased compared to first quarter 2015 primarily due to lower selling prices exceeding lower raw material and energy costs by $9 million partially offset by higher sales volume of $6 million.

Other

	First Quarter
(Dollars in millions)	2016	2015

Sales	$10	$12

Operating loss
Growth initiatives and businesses not allocated to segments	(18)	(26)
Pension and other postretirement benefits income, net not allocated to operating segments	12	9
Acquisition integration, transaction, and restructuring costs	(9)	(8)
Operating loss before exclusions	(15)	(25)
Acquisition integration and transaction costs	9	8
Asset impairments and restructuring charges, net	—	12
Operating loss excluding non-core items	$(6)	$(5)
Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "other" sales revenue and "other" operating loss. Sales revenue in first quarter 2016 and first quarter 2015 is primarily a result of sales of products of the Eastman microfiber technology platform. Included in first quarter 2016 are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.
Included in first quarter 2015 operating loss are integration and transaction costs of $8 million associated with the Taminco and Commonwealth acquisitions. Included in first quarter 2015 operating loss are $12 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2016	2015	$	%
United States and Canada	$1,006	$1,160	$(154)	(13)%
Asia Pacific	495	517	(22)	(4)%
Europe, Middle East, and Africa	612	625	(13)	(2)%
Latin America	123	141	(18)	(13)%
	$2,236	$2,443	$(207)	(8)%

Sales revenue in United States and Canada and Latin America decreased in first quarter 2016 compared to first quarter 2015, primarily due to lower selling prices in all segments, particularly in the CI segment. Sales revenue in the other regions was relatively unchanged.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information concerning these practices, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2015 Annual Report on Form 10-K and "Risk Factors" of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Three Months
(Dollars in millions)	2016	2015
Net cash provided by (used in)
Operating activities	$47	$91
Investing activities	(126)	(122)
Financing activities	(12)	17
Effect of exchange rate changes on cash and cash equivalents	—	(4)
Net change in cash and cash equivalents	(91)	(18)
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$202	$196

Cash provided by operating activities was $47 million in first three months 2016 compared with $91 million in first three months 2015. The decrease in cash from operating activities was primarily due to a lower than usual increase in working capital in the prior year primarily due to the impact of declining raw material and energy costs.

Cash used in investing activities was relatively unchanged in first three months 2016 compared with first three months 2015.

Cash used in financing activities in first three months 2016 increased $29 million over cash provided by financing activities in first three months 2015. The increase in cash used over cash provided is primarily due to a lower increase in borrowings and higher dividends paid in first three months 2016 compared to first three months 2015. Dividend payments were $68 million in first three months 2016 and $59 million in first three months 2015.

The priorities for uses of available cash in 2016 include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

Debt Securities and Term Loan

At March 31, 2016, the Company's borrowings totaled $7.1 billion to be paid over a period of approximately 30 years. See Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In connection with the 2014 acquisition of Taminco, Eastman borrowed $1 billion under a five-year Term Loan. As of March 31, 2016, the Term Loan balance outstanding was $350 million with an interest rate of 1.68 percent. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at March 31, 2016, totaling $1.6 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $274 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at March 31, 2016, totaling $2 billion related primarily to pension and other postretirement benefits, environmental loss contingency reserves, commodity and foreign exchange hedging, accrued compensation benefits, and uncertain tax liabilities.

As of March 31, 2016, there have been no material changes to the Company's commitments at December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2015 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Commercial paper borrowings are classified as short-term. At March 31, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2016, the Company's commercial paper borrowings were $512 million with a weighted average interest rate of 0.81 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

The $250 million accounts receivable securitization agreement (the "A/R Facility") expires April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At March 31, 2016, the Company's borrowings under the A/R Facility were $190 million supported by trade receivables with an interest rate of 1.25 percent. In first quarter 2016, $10 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility and the A/R Facility, and the Term Loan, contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $769 million and $842 million as of March 31, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to an increase in commercial paper borrowings. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" below. Eastman management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $110 million and $125 million in first three months 2016 and 2015, respectively, primarily for organic growth initiatives particularly in the AM and AFP segments, manufacturing asset improvements, and purchases of equipment. The Company expects that 2016 capital spending will be similar to 2015 including the continuation of the expansion projects in Kuantan, Kingsport, and Longview site modernization projects, and the Eastman Tritan® copolyester expansion in Kingsport.

Treasury Stock

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2016, a total of 4,697,970 shares have been repurchased under this authorization for a total amount of $373 million.

During first three months 2016, the Company repurchased 287,281 shares of common stock for a cost of $20 million.

Dividends

The Company declared cash dividends of $0.46 and $0.40 per share in first quarter 2016 and 2015, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of $180 million (the U.S. Dollar equivalent of the €158 million limit amount as of March 31, 2016) and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in first three months 2016 and 2015 were approximately $235 million and $280 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $104 million and $106 million at March 31, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $332 million and $336 million at March 31, 2016 and December 31, 2015, respectively. At both March 31, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $305 million to the maximum of $507 million and from the minimum or best estimate of $308 million to the maximum of $516 million at March 31, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both March 31, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation that management believes to be probable and estimable are recognized as current and long-term liabilities in the Unaudited Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of sales and other charges (income), net. Changes in the reserves for environmental remediation liabilities during first three months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	3
Cash reductions	(6)
Balance at March 31, 2016	$305

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For facilities that have environmental asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these environmental asset retirement obligation costs was $27 million and $28 million at March 31, 2016 and December 31, 2015, respectively.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily for the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $45 million and $46 million at March 31, 2016 and December 31, 2015, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 18, "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

2016 OUTLOOK

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

For 2016, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•	cost reductions to result in annual cost savings of approximately $100 million;

•	acquisition costs and tax synergies;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $650 million;

•	priorities for uses of available cash to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares; and

•	the full year effective tax rate on reported earnings before income tax to be between 24 and 25 percent, excluding non-core items.

Based on the foregoing expectations and assumptions, management expects that 2016 earnings per share excluding non-core and any unusual or non-recurring items will approach 2015 earnings per share of $7.28 excluding non-core items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The Company's substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

More than half of the Company's sales for 2015 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of the Company's sales. Also, a significant portion of manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, foreign countries may impose additional withholding taxes or otherwise tax Eastman's foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls. Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition or results of operations.

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

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance. This disclosure, including that under "Outlook" and other forward-looking statements and related disclosures made by the Company in this Quarterly Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the SEC or in Company press releases) on related subjects.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2016 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

General

From time to time, Eastman Chemical Company ("Eastman" or the "Company") and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters (including the Solutia Inc. ("Solutia") Legacy Torts Claims described below) will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008, between Solutia and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of March 31, 2016, a total of 4,697,970 shares have been repurchased under this authorization for a total amount of $373 million. During first three months 2016, the Company repurchased 287,281 shares of common stock for a cost of $20 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2016	—	$—	—	$647
February 1 - 29, 2016	—	$—	—	$647
March 1 - 31, 2016	287,281	$69.62	287,281	$627
Total	287,281	$69.62	287,281

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 5, 2016	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015)

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.03
Indenture, dated as of June 5, 2012, between Eastman Chemical Company and Wells Fargo Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 5, 2012)

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.13	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number
4.15	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.16	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.17	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

10.01	Form of Award Notice for Stock Options Granted to Executive Officers on February 26, 2016 under the 2012 Omnibus Stock Compensation Plan	49

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	60

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2016	61

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2016	62

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2016	63

32.02	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2016	64

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document