Form 10-Q
period 2016-06-30
EASTMAN CHEMICAL CO
filed 2016-08-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2016
Common Stock, par value $0.01 per share	147,711,985
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	51

1A.	Risk Factors	51

2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

6.	Exhibits	52

SIGNATURES

Signatures	53

EXHIBIT INDEX

Exhibit Index	54

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

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Sales	$2,297	$2,533	$4,533	$4,976
Cost of sales	1,692	1,813	3,294	3,600
Gross profit	605	720	1,239	1,376
Selling, general and administrative expenses	174	194	357	374
Research and development expenses	55	57	109	113
Asset impairments and restructuring (gains) charges, net	—	—	(2)	109
Operating earnings	376	469	775	780
Net interest expense	63	66	127	132
Early debt extinguishment costs	9	—	9	—
Other income, net	(20)	—	(8)	(11)
Earnings before income taxes	324	403	647	659
Provision for income taxes	67	104	139	188
Net earnings	257	299	$508	$471
Less: Net earnings attributable to noncontrolling interest	2	2	2	3
Net earnings attributable to Eastman	$255	$297	$506	$468

Basic earnings per share attributable to Eastman	$1.73	$2.00	$3.43	$3.15
Diluted earnings per share attributable to Eastman	$1.71	$1.98	$3.40	$3.12

Comprehensive Income
Net earnings including noncontrolling interest	$257	$299	$508	$471
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(70)	76	36	(136)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(7)	(14)	(11)
Derivatives and hedging:
Unrealized gain (loss) during period	38	(16)	20	39
Reclassification adjustment for losses included in net income, net	33	25	37	22
Total other comprehensive income (loss), net of tax	(6)	78	79	(86)
Comprehensive income including noncontrolling interest	251	377	587	385
Less: Comprehensive income attributable to noncontrolling interest	2	2	2	3
Comprehensive income attributable to Eastman	$249	$375	$585	$382
Retained Earnings
Retained earnings at beginning of period	$5,330	$4,656	$5,146	$4,545
Net earnings attributable to Eastman	255	297	506	468
Cash dividends declared	(68)	(60)	(135)	(120)
Retained earnings at end of period	$5,517	$4,893	$5,517	$4,893

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$240	$293
Trade receivables, net of allowance for doubtful accounts	951	792
Miscellaneous receivables	226	246
Inventories	1,445	1,479
Other current assets	68	68
Total current assets	2,930	2,878
Properties
Properties and equipment at cost	11,440	11,234
Less: Accumulated depreciation	6,278	6,104
Net properties	5,162	5,130
Goodwill	4,520	4,518
Intangible assets, net of accumulated amortization	2,585	2,650
Other noncurrent assets	385	404
Total assets	$15,582	$15,580
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,467	$1,625
Borrowings due within one year	722	431
Total current liabilities	2,189	2,056
Long-term borrowings	6,082	6,577
Deferred income tax liabilities	1,014	928
Post-employment obligations	1,276	1,297
Other long-term liabilities	568	701
Total liabilities	11,129	11,559
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 217,431,231 and 216,899,964 for 2016 and 2015, respectively)	2	2
Additional paid-in capital	1,892	1,863
Retained earnings	5,517	5,146
Accumulated other comprehensive loss	(311)	(390)
	7,100	6,621
Less: Treasury stock at cost (69,770,044 shares for 2016 and 69,137,973 shares for 2015)	2,725	2,680
Total Eastman stockholders' equity	4,375	3,941
Noncontrolling interest	78	80
Total equity	4,453	4,021
Total liabilities and stockholders' equity	$15,582	$15,580

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2016	2015
Operating activities
Net earnings	$508	$471
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	291	287
Asset impairment charges	—	89
Gain on sale of equity investment	(17)	—
Early debt extinguishment costs	9	—
Provision (benefit) for deferred income taxes	47	(30)
Mark-to-market loss on pension and other postretirement benefit plans	—	2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in trade receivables	(151)	(103)
Decrease in inventories	41	43
Decrease in trade payables	(76)	(109)
Pension and other postretirement contributions in excess of expenses	(43)	(39)
Variable compensation in excess of expenses	(67)	(24)
Other items, net	(1)	95
Net cash provided by operating activities	541	682
Investing activities
Additions to properties and equipment	(234)	(266)
Proceeds from sale of assets and equity investment	41	4
Acquisitions, net of cash acquired	(22)	—
Other items, net	3	(3)
Net cash used in investing activities	(212)	(265)
Financing activities
Net (decrease) increase in commercial paper borrowings	(208)	157
Proceeds from borrowings	807	250
Repayment of borrowings	(807)	(625)
Dividends paid to stockholders	(136)	(119)
Treasury stock purchases	(45)	(31)
Dividends paid to noncontrolling interest	(4)	(3)
Proceeds from stock option exercises and other items, net	12	12
Net cash used in financing activities	(381)	(359)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	(53)	54
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$240	$268

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued new guidance for debt issuance costs as a part of the simplification initiative. Under this guidance, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. As of March 31, 2016, the new guidance was applied on a retrospective basis which resulted in a reclassification of $31 million from "Other noncurrent assets" to "Long-term borrowings" in the Unaudited Consolidated Statement of Financial Position at December 31, 2015. See Note 7, "Borrowings".

In January 2016, Eastman changed its organizational and management structure following completion of the integration of recently acquired businesses to better align similar strategies and business models. As a result, beginning first quarter 2016, the Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For further information, see Note 3, "Goodwill" and Note 18, "Segment Information".

Off Balance Sheet Financing Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €158 million ($175 million) as of June 30, 2016 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in second quarter and first six months 2016, were approximately $225 million and $460 million, respectively. The total amounts of cumulative receivables sold in second quarter and first six months 2015, were approximately $240 million and $509 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $104 million and $106 million at June 30, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2016	2015
At FIFO or average cost (approximates current cost)
Finished goods	$1,038	$1,063
Work in process	209	212
Raw materials and supplies	469	500
Total inventories	1,716	1,775
Less: LIFO reserve	271	296
Total inventories	$1,445	$1,479

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent at both June 30, 2016 and December 31, 2015.

3.	GOODWILL

In January 2016, as a result of the changes in Eastman's organizational and management structure, goodwill was reassigned to segments using a relative fair value allocation. In conjunction with the organizational changes and in accordance with GAAP, during first quarter 2016 Eastman performed an impairment assessment and concluded that no indication of an impairment existed. For further information on the organizational changes, see Note 1, "Basis of Presentation" and Note 18, "Segment Information".

Changes to the carrying value of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Chemical Intermediates	Other Segments	Total
Balance at December 31, 2015	$1,865	$111	$1,293	$1,239	$10	$4,518
Adjustments to net goodwill resulting from reorganization	583	(111)	—	(472)	—	—
Currency translation adjustments	1	—	(3)	4	—	2
Balance at June 30, 2016	$2,449	$—	$1,290	$771	$10	$4,520

As of June 30, 2016, the reported balance of goodwill included accumulated impairment losses of $23 million, $12 million, and $14 million in the AFP segment, CI segment, and other segments, respectively. As of December 31, 2015, the reported balance of goodwill included accumulated impairment losses of $35 million and $14 million in the Adhesives & Plasticizers segment and other segments, respectively.

4.	EQUITY INVESTMENTS

In June 2016, Eastman sold its 50 percent interest in Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport site, to an affiliate of the joint venture partner for $35 million. This investment was accounted for under the equity method. Eastman's net investment in the joint venture at the date of sale was $18 million. Such amounts were included in "Other noncurrent assets" in the Unaudited Consolidated Statement of Financial Position and the gain of $17 million was recorded in "Other income, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2016	2015
Trade creditors	$610	$699
Derivative hedging liability	206	218
Accrued payrolls, vacation, and variable-incentive compensation	172	227
Post-employment obligations	96	120
Other	383	361
Total payables and other current liabilities	$1,467	$1,625

"Other" consists primarily of accruals for taxes, interest payable, dividends payable, and the current portion of environmental liabilities.

6.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015
Provision for income taxes	$67	$104	$139	$188
Effective tax rate	21%	26%	22%	29%

The second quarter and first six months 2016 effective tax rates reflect a benefit from the extension of favorable U.S. federal tax provisions, primarily research and development ("R&D") tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes in fourth quarter of 2015. As a result, the favorable tax provisions will benefit all quarters in 2016, compared to only fourth quarter in 2015. The second quarter and first six months 2016 effective tax rates include a $16 million one-time benefit for the restoration of tax basis for which depreciation deductions were previously limited. The first six months 2016 effective tax rate also reflects a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The second quarter 2015 effective tax rate included a $6 million benefit from the settlement of non-U.S. income tax audits. The first six months 2015 effective tax rate was negatively impacted by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2016	2015
Borrowings consisted of:
2.4% notes due June 2017	$499	$998
6.30% notes due November 2018	165	166
5.5% notes due November 2019	249	249
2.7% notes due January 2020	795	794
4.5% notes due January 2021	249	249
3.6% notes due August 2022	892	896
1.50% notes due May 2023	604	—
7 1/4% debentures due January 2024	244	244
7 5/8% debentures due June 2024	54	54
3.8% notes due March 2025	793	791
7.60% debentures due February 2027	222	222
4.8% notes due September 2042	492	492
4.65% notes due October 2044	870	869
Credit facilities borrowings	450	550
Commercial paper borrowings	222	430
Capital leases	4	4
Total borrowings	6,804	7,008
Borrowings due within one year	722	431
Long-term borrowings	$6,082	$6,577

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were €544 million ($607 million) and were used for the early repayment of $500 million of the 2.4% notes due June 2017 and repayment of other borrowings. Total consideration for the partial redemption of the 2.4% notes due June 2017 was $507 million ($500 million for the principal amount and $7 million for the early redemption premium) and are reported as financing activities on the Unaudited Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $498 million. In conjunction with the euro-denominated public debt offering, the Company contemporaneously designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries. For further information, see Note 8, "Derivative and Non-Derivative Financial Instruments".

Credit Facility and Commercial Paper Borrowings

In connection with the 2014 acquisition of Taminco Corporation, Eastman borrowed $1.0 billion under a five-year Term Loan. As of June 30, 2016, the Term Loan balance outstanding was $250 million with an interest rate of 1.71 percent. In second quarter 2016, $100 million of the Company's borrowings under the Term Loan were repaid using available cash. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Commercial paper borrowings are classified as short-term. At June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2016, the Company's commercial paper borrowings were $222 million with a weighted average interest rate of 0.81 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At June 30, 2016, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.27 percent. In second quarter 2016, $190 million of the available amount under the A/R Facility was repaid and $200 million borrowed. In first quarter 2016, $10 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

The Credit Facility and the A/R Facility, and the Term Loan, contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $1,058 million and $842 million as of June 30, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to a decrease in commercial paper borrowings. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at June 30, 2016 and December 31, 2015, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings, which relate to the Term Loan, the A/R Facility, and capital leases, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at June 30, 2016
(Dollars in millions)	Recorded Amount June 30, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,082	$6,569	$6,116	$453	$—

		Fair Value Measurements at December 31, 2015
(Dollars in millions)	Recorded Amount December 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,577	$6,647	$6,094	$553	$—

8.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

Hedging Programs

The Company is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transactions and investments in foreign subsidiaries, the Company uses various derivative and non-derivative instruments when appropriate in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The Company does not enter into derivative transactions for speculative purposes.

For further information on hedging programs, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. For derivative instruments that are designated and qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In second quarter 2016, the Company entered into interest rate swaps to hedge the interest rate risk on the 3.8% notes due 2025. As of June 30, 2016, the total notional amount of the Company's interest rate swap was $75 million. As of December 31, 2015, there were no outstanding interest rate swap hedges that were designated as fair value hedges.

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)	Statement of Financial Position Location	Fair Value Measurement
Derivative Assets		June 30, 2016	December 31, 2015
Interest rate swap	Other noncurrent assets	$2	$—

Derivatives' Fair Value Hedging Relationships

	Second Quarter
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives' Fair Value Hedging Relationships		2016	2015
Interest rate swaps	Net interest expense	$3	$3

	First Six Months
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/ (Loss) Recognized in Income on Derivatives
Derivatives' Fair Value Hedging Relationships		2016	2015
Interest rate swaps	Net interest expense	$7	$7

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of "Other comprehensive income (loss), net of tax" ("OCI") located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Total Notional Amounts

	June 30, 2016	December 31, 2015
Foreign Exchange Forward and Option Contracts (in millions):
EUR/USD (in EUR)	€498	€618
EUR/USD (in approximate USD equivalent)	$552	$689
JPY/USD (in JPY)	¥1,800	¥2,400
JPY/USD (in approximate USD equivalent)	$17	$20
Commodity Forward and Collar Contracts:
Feedstock (in million barrels)	16	22
Energy (in million million British thermal units)	30	32
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	June 30, 2016	December 31, 2015
Commodity contracts	Other current assets	$2	$—
Commodity contracts	Other noncurrent assets	2	—
Foreign exchange contracts	Other current assets	49	65
Foreign exchange contracts	Other noncurrent assets	55	79
		$108	$144

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	June 30, 2016	December 31, 2015
Commodity contracts	Payables and other current liabilities	$106	$194
Commodity contracts	Other long-term liabilities	142	242
Forward starting interest rate swap contracts	Payables and other current liabilities	78	—
Forward starting interest rate swap contracts	Other long-term liabilities	—	30
		$326	$466

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Cash Flow Hedging Relationships

	Second Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	2016	2015		2016	2015
Commodity contracts	$79	$22	Sales	$—	$1
			Cost of Sales	(65)	(62)
Foreign exchange contracts	1	(28)	Sales	15	22
Forward starting interest rate swap contracts	(9)	15	Net interest expense	(2)	(2)
	$71	$9		$(52)	$(41)

	First Six Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	2016	2015		2016	2015
Commodity contracts	$109	$27	Sales	$—	$3
			Cost of sales	(85)	(78)
Foreign exchange contracts	(25)	27	Sales	30	43
Forward starting interest rate swap contracts	(27)	7	Net interest expense	(4)	(4)
	$57	$61		$(59)	$(36)

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The effective portion of the gain or loss on the net investment hedge is reported as a component of "Change in cumulative translation adjustment" ("CTA") within OCI located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Contemporaneously with its sale on May 26, 2016 of euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million), the Company designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries to protect the designated net investment against foreign currency fluctuations. As of June 30, 2016, the total notional value of the non-derivative net investment hedge was €544 million ($604 million). The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings'" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the change in the unrealized gain on the net investment hedge instruments recognized as part of the CTA within OCI during second quarter 2016. No portion of the gain was reclassified into income and there was no hedge ineffectiveness with these instruments during second quarter 2016.

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015
Change in unrealized gain in other comprehensive income	$3	$—	$3	$—

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated OCI before taxes totaled losses of $282 million at June 30, 2016 and $333 million at June 30, 2015. If realized, $65 million net losses as of June 30, 2016 will be reclassified into earnings during the next 12 months.

Ineffective portions of raw material and energy hedges are immediately recognized in earnings within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized pre-tax losses for ineffectiveness of the commodity hedging portfolio of $2 million and $1 million during the first six months of 2016 and 2015, respectively.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in "Other income, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized $23 million and $1 million net losses on nonqualifying derivatives during second quarter 2016 and 2015, respectively. The Company recognized $14 million and $12 million net losses on nonqualifying derivatives during the first six months of 2016 and 2015, respectively.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2016
Description	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$110	$—	$110	$—
Derivative Liabilities	(326)	—	(326)	—
	$(216)	$—	$(216)	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$144	$—	$144	$—
Derivative Liabilities	(466)	—	(466)	—
	$(322)	$—	$(322)	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. Management has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $109 million and a derivative in a net liability position of $325 million as of June 30, 2016. The Company does not have any cash collateral due under such agreements.

9.	RETIREMENT PLANS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2016		2015		2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$10	$3	$10	$4	$1	$2
Interest cost	19	6	22	7	7	10
Expected return on assets	(34)	(8)	(37)	(10)	(1)	(1)
Curtailment gain(1)	—	—	—	(7)	—	—
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(10)	(6)
Mark-to-market pension and other postretirement benefits loss(2)	—	—	—	2	—	—
Net periodic benefit (credit) cost	$(6)	$1	$(6)	$(4)	$(3)	$5

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2016		2015		2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$20	$6	$19	$8	$3	$4
Interest cost	37	12	44	13	14	20
Expected return on assets	(68)	(16)	(73)	(19)	(3)	(3)
Curtailment gain(1)	—	—	—	(7)	—	—
Amortization of:
Prior service credit, net	(2)	—	(2)	—	(20)	(12)
Mark-to-market pension and other postretirement benefits loss(2)	—	—	—	2	—	—
Net periodic benefit (credit) cost	$(13)	$2	$(12)	$(3)	$(6)	$9

(1)	Gain in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site.

(2)	Mark-to-market loss due to the interim remeasurement of the Workington, UK pension plan, triggered by the closure of the site included in Other in Note 18, "Segment Information".

The Company did not make any contributions to its U.S. defined benefit pension plans in first six months 2016 or 2015.

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

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2016, totaling $1.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $265 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $125 million at June 30, 2016 and consist primarily of leases for railcars and the company aircraft mostly expiring in 2016 and 2017. Residual guarantee payments that become probable and estimable are accrued to rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

11.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $332 million and $336 million at June 30, 2016 and December 31, 2015, respectively. At both June 30, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Environmental contingent liabilities, current	$30	$35
Environmental contingent liabilities, long-term	302	301
Total	$332	$336

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $304 million to the maximum of $512 million and from the minimum or best estimate of $308 million to the maximum of $516 million at June 30, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both June 30, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation include liabilities expected to be paid within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at June 30, 2016	$304

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate accrued to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $28 million at both June 30, 2016 and December 31, 2015.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $45 million and $46 million as of June 30, 2016 and December 31, 2015, respectively.

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

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2016 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2015	$2	$1,863	$5,146	$(390)	$(2,680)	$3,941	$80	$4,021
Net Earnings	—	—	506	—	—	506	2	508
Cash Dividends Declared (1) ($0.92 per share)	—	—	(135)	—	—	(135)	—	(135)
Other Comprehensive Income	—	—	—	79	—	79	—	79
Share-Based Compensation Expense (2)	—	20	—	—	—	20	—	20
Stock Option Exercises	—	11	—	—	—	11	—	11
Other (3)	—	(2)	—	—	—	(2)	(1)	(3)
Share Repurchase	—	—	—	—	(45)	(45)	—	(45)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2016	$2	$1,892	$5,517	$(311)	$(2,725)	$4,375	$78	$4,453

(1)	Includes cash dividends paid and dividends declared, but unpaid.

(2)	Fair value of share-based awards.

(3)
Paid in capital includes tax benefits/charges relating to the differences between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes and other items. Equity attributable to noncontrolling interest includes adjustments for currency revaluation.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(68)	$61	$(269)	$(1)	$(277)
Period change	(216)	68	35	—	(113)
Balance at December 31, 2015	(284)	129	(234)	(1)	(390)
Period change	36	(14)	57	—	79
Balance at June 30, 2016	$(248)	$115	$(177)	$(1)	$(311)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(70)	$(70)	$76	$76
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(11)	(7)	(10)	(7)
Derivatives and hedging: (2)
Unrealized gain (loss) during period	62	38	(26)	(16)
Reclassification adjustment for losses included in net income, net	53	33	40	25
Total other comprehensive income (loss)	$34	$(6)	$80	$78

	First Six Months
	2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$36	$36	$(136)	$(136)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(22)	(14)	(17)	(11)
Derivatives and hedging:(2)
Unrealized gain during period	32	20	63	39
Reclassification adjustment for losses included in net income, net	60	37	35	22
Total other comprehensive income (loss)	$106	$79	$(55)	$(86)

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 9, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, refer to Note 8, "Derivative and Non-Derivative Financial Instruments".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Second Quarter		First Six Months
(In millions, except per share amounts)	2016	2015	2016	2015
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$255	$297	$506	$468

Denominator
Weighted average shares used for basic EPS	147.8	148.6	147.8	148.6
Dilutive effect of stock options and other awards	1.1	1.2	1.1	1.2
Weighted average shares used for diluted EPS	148.9	149.8	148.9	149.8

EPS (1)
Basic	$1.73	$2.00	$3.43	$3.15
Diluted	$1.71	$1.98	$3.40	$3.12

(1)	Earnings per share are calculated using whole dollars and shares.

In second quarter and first six months 2016, options to purchase 1,056,961 and 1,076,935 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2016 reflect the impact of share repurchases of 344,790 and 632,071, respectively.

In second quarter and first six months 2015, options to purchase 619,418 and 272,143 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2015 reflect the impact of share repurchases of 65,000 and 435,000, respectively.

The Company declared cash dividends of $0.46 and $0.40 per share in second quarter 2016 and 2015, respectively, and $0.92 and $0.80 per share in first six months 2016 and 2015, respectively.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING

In first six months 2016, there were net asset impairments and restructuring gains of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® R&D site in France.

In second quarter 2015, net asset impairments and restructuring charges included $7 million of restructuring charges, primarily for dismantlement related to the closure of the Workington, UK acetate tow manufacturing site. The charges were offset by a pension curtailment gain of $7 million as a result of the site closure.

In first six months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site which was substantially completed in 2015. Additionally, in first six months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $4 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2016 and full year 2015:

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2016
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	55	—	—	(21)	34
Site closure and restructuring costs	11	(2)	1	(1)	9
Total	$66	$(2)	$1	$(22)	$43

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2015
Non-cash charges	$—	$107	$(107)	$—	$—
Severance costs	13	67	1	(26)	55
Site closure and restructuring costs	15	9	3	(16)	11
Total	$28	$183	$(103)	$(42)	$66

Severance payments in first six months 2016 relate primarily to fourth quarter 2015 actions taken to reduce non-operations workforce. Substantially all severance costs remaining are expected to be applied to the reserves within one year.

16.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2016 and 2015, $7 million and $10 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2016 and 2015 net earnings of $4 million and $6 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2016 and 2015, $20 million and $21 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2016 and 2015 net earnings of $12 million and $13 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position line items:

(Dollars in millions)	First Six Months
	2016	2015
Other current assets	$(13)	$15
Other noncurrent assets	14	48
Payables and other current liabilities	40	139
Long-term liabilities and equity	(42)	(107)
Total	$(1)	$95

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	SEGMENT INFORMATION

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

	Second Quarter
(Dollars in millions)	2016	2015
Sales
Additives & Functional Products	$770	$830
Advanced Materials	646	647
Chemical Intermediates	633	745
Fibers	234	299
Total Sales by Segment	2,283	2,521
Other	14	12
Total Sales	$2,297	$2,533

	First Six Months
(Dollars in millions)	2016	2015
Sales
Additives & Functional Products	$1,507	$1,634
Advanced Materials	1,235	1,208
Chemical Intermediates	1,253	1,527
Fibers	514	583
Total Sales by Segment	4,509	4,952
Other	24	24
Total Sales	$4,533	$4,976

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2016	2015
Operating Earnings (Loss)
Additives & Functional Products	$168	$178
Advanced Materials	132	135
Chemical Intermediates	15	87
Fibers	72	93
Total Operating Earnings by Segment	387	493
Other
Growth initiatives and businesses not allocated to segments	(24)	(22)
Pension and other postretirement benefits income, net not allocated to operating segments	13	8
Acquisition integration, transaction, and restructuring costs	—	(10)
Total Operating Earnings	$376	$469

	First Six Months
(Dollars in millions)	2016	2015
Operating Earnings (Loss)
Additives & Functional Products	$321	$335
Advanced Materials	240	203
Chemical Intermediates	82	205
Fibers	158	86
Total Operating Earnings by Segment	801	829
Other
Growth initiatives and businesses not allocated to segments	(42)	(48)
Pension and other postretirement benefit income, net not allocated to operating segments	25	17
Acquisition integration, transaction, and restructuring costs	(9)	(18)
Total Operating Earnings	$775	$780

	June 30,	December 31,
(Dollars in millions)	2016	2015
Assets by Segment (1)
Additives & Functional Products	$6,394	$6,370
Advanced Materials	4,315	4,227
Chemical Intermediates	3,118	2,930
Fibers	765	969
Total Assets by Segment	14,592	14,496
Corporate Assets	990	1,084
Total Assets	$15,582	$15,580

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regards to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that includes clarification of the collectability criterion, specification for the measurement of noncash considerations, clarifies a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and practical expedients. The effective date for both amendments is the same as that of the revenue standard stated above. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

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

In March 2016, the FASB issued guidance for derivatives and hedging given lack of specific guidance and diversity in practice. The guidance clarifies that a change in the counterparty to a derivative instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided all other hedge accounting criteria continue to be met (specifically points to counterparty credit worthiness). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied under the prospective method or modified retrospective approach. The Company has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In March 2016, the FASB issued guidance for stock compensation as a part of the simplification initiative that covers related tax accounting, cash flow presentation, and forfeitures. The two tax accounting related amendments are as follows: all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized within income tax expense or benefit in the income statement, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; and the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The cash flow presentation items sets forth that excess tax benefits should be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. For forfeitures, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance application is mixed among the various elements that include, retrospective, prospective, and modified retrospective transition methods. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In June 2016, the FASB issued guidance relating to credit losses. The amendments require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new guidance application is mixed among the various elements that include, modified retrospective and prospective transition methods. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", "Summary by Operating Segment", and "2016 Outlook" in this MD&A.

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring gains and charges, costs of and related to acquisitions, gains and losses from and costs related to dispositions of businesses, financing transaction costs, and mark-to-market ("MTM") losses or gains for pension and other postretirement benefit plans). Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

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

•
MTM pension and other postretirement benefit plans loss due to an interim remeasurement of the Workington, UK pension plan obligation triggered by the closure of the Workington, UK acetate tow manufacturing site;

•	Early debt extinguishment costs resulting from repayment of $500 million of the 2.4% notes due June 2017;

•	Cost to Company of disposition of claims against operations that were discontinued by Solutia, Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012; and

•	Gain from the sale of the Company's 50 percent interest in the Primester joint venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core Items

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015
Non-core items impacting operating earnings:
Asset impairments and restructuring (gains) charges, net	$—	$—	$(2)	$109
Acquisition integration and transaction costs	—	9	9	17
Additional costs of acquired inventories	—	—	—	7
Mark-to-market pension and other postretirement benefits loss	—	2	—	2
Non-core items impacting earnings before income taxes:
Early debt extinguishment costs	9	—	9	—
Cost of disposition of claims against discontinued Solutia operations	—	—	5	—
Gain from sale of equity investment in Primester joint venture	(17)	—	(17)	—

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other income, net,

•	Net earnings, and

•	Diluted earnings per share.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and create stockholder value, and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Similarly, from time to time, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by operating activities, as adjusted, described above, less the amount of capital expenditures. Management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of cash. The priorities for cash after funding operations include payment of quarterly dividends, additional repayment of debt, inorganic growth opportunities, and from time to time repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA", "EBITDA Margin", and "Return on Invested Capital" (or "ROIC"). Management defines Adjusted EBITDA as EBITDA (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines ROIC as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA and ROIC to compare the results, returns, and value of the Company with those of other companies.

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

The Company generated sales revenue of $2.3 billion and $2.5 billion in second quarter 2016 and 2015, respectively, and sales revenue of $4.5 billion and $5.0 billion in first six months 2016 and 2015, respectively. Sales revenue decreased $236 million and $443 million in second quarter and first six months 2016 compared to second quarter and first six months 2015, respectively, primarily due to lower selling prices in all segments, particularly in the CI segment.

Operating earnings were $376 million in second quarter 2016 compared with $469 million in second quarter 2015. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in second quarter 2016 and 2015 were $376 million and $480 million, respectively. Adjusted operating earnings decreased in second quarter 2016 primarily due to declines in the CI and Fibers segments.

Operating earnings were $775 million in first six months 2016 compared with $780 million in first six months 2015. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first six months 2016 and 2015 were $782 million and $915 million, respectively. Adjusted operating earnings decreased in first six months 2016 primarily due to a decline in the CI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS attributable to Eastman were as follows:

	Second Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$255	$1.71	$297	$1.98
Total non-core items, net of tax	(5)	(0.03)	3	0.03
Net earnings excluding non-core items	$250	$1.68	$300	$2.01

	First Six Months
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$506	$3.40	$468	$3.12
Total non-core items, net of tax	(1)	(0.01)	108	0.73
Net earnings excluding non-core items	$505	$3.39	$576	$3.85

The Company generated $541 million in cash from operating activities in first six months 2016 compared with cash generated by operating activities of $682 million in first six months 2015. The decrease in cash from operating activities was primarily due to a decline in net earnings excluding non-core items and higher income tax payments in the first six months 2016 compared to 2015.

RESULTS OF OPERATIONS

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Sales	$2,297	$2,533	$(236)	(9)%	$4,533	$4,976	$(443)	(9)%
Volume / product mix effect			(33)	(1)%			10	—%
Price effect			(207)	(8)%			(433)	(9)%
Exchange rate effect			4	—%			(20)	—%

Sales revenue decreased $236 million and $443 million in second quarter and first six months 2016 compared to second quarter and first six months 2015, respectively, primarily due to lower selling prices in all segments, particularly in the CI segment.

	Second Quarter			First Six Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Gross Profit	$605	$720	(16)%	$1,239	$1,376	(10)%
Additional costs of acquired inventories	—	—		—	7
Mark-to-market pension and other postretirement benefits loss	—	2		—	2
Gross Profit excluding non-core items	$605	$722	(16)%	$1,239	$1,385	(11)%

Gross profit in first six months 2015 was negatively impacted $7 million by the sale of Commonwealth Laminating and Coating, Inc. ("Commonwealth") inventories, which were marked to fair value in the acquisition of Commonwealth. Gross profit in second quarter and first six months 2015 included $2 million MTM loss in the Fibers segment due to the interim remeasurement of the Workington, UK pension plan, triggered by the closure of the site. Excluding these non-core items, gross profit decreased in second quarter 2016 compared with second quarter 2015 primarily due to declines in the CI and Fibers segments of $78 million and $22 million, respectively. Excluding these non-core items, gross profit decreased in first six months 2016 compared with first six months 2015 primarily due to a decline in the CI segment of $135 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Selling, General and Administrative Expenses	$174	$194	(10)%	$357	$374	(5)%
Acquisition integration and transaction costs	—	(9)		(9)	(17)
Selling, General and Administrative Expenses excluding non-core items	$174	$185	(6)%	$348	$357	(3)%

Included in first six months 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014. Included in second quarter and first six months 2015 SG&A expenses are integration and transaction costs associated with the Taminco Corporation ("Taminco") and Commonwealth acquisitions. Excluding these non-core items, SG&A expenses decreased in second quarter and first six months 2016 compared with second quarter and first six months 2015 primarily due to lower share- based compensation expense and lower costs resulting from corporate cost reduction efforts.

	Second Quarter			First Six Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Research and Development Expenses	$55	$57	(4)%	$109	$113	(4)%

Asset Impairments and Restructuring

In first six months 2016, there were net asset impairments and restructuring gains of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® research and development ("R&D") site in France.

In second quarter 2015 net asset impairments and restructuring charges included $7 million of restructuring charges, primarily for dismantlement related to the closure of the Workington, UK acetate tow manufacturing site. The charges were offset by a pension curtailment gain of $7 million as a result of closure of the site.

In first six months 2015, net asset impairments and restructuring charges included $81 million of asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site. Management expected annual cost savings in the Fibers segment of approximately $20 million as a result of the closure, including $8 million in first six months 2016, primarily reducing cost of sales. Total cost savings of $18 million have been realized through the end of the second quarter 2016 from the closure of the Workington site. Additionally, in first six months 2015, management decided not to continue a growth initiative that was reported in "Other", resulting in asset impairments of $8 million and restructuring charges of $4 million.

For more information regarding asset impairments and restructuring charges and gains see Note 15, "Asset Impairments and Restructuring", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Operating earnings	$376	$469	(20)%	$775	$780	(1)%
Asset impairments and restructuring (gains) charges, net	—	—		(2)	109
Acquisition integration and transaction costs	—	9		9	17
Additional costs of acquired inventories	—	—		—	7
Mark-to-market pension and other postretirement benefits loss	—	2		—	2
Operating earnings excluding non-core items	$376	$480	(22)%	$782	$915	(15)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Gross interest costs	$73	$72		$146	$144
Less: Capitalized interest	2	2		5	4
Interest expense	71	70	1%	141	140	1%
Less: Interest income	8	4		14	8
Net interest expense	$63	$66	(5)%	$127	$132	(4)%

Early Debt Extinguishment Costs

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were used for the early repayment of $500 million of the 2.4% notes due June 2017 and repayment of other borrowings. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. For additional information regarding the early extinguishment costs, see Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Income, Net

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015
Foreign exchange transaction losses (gains), net	$3	$3	$14	$(5)
(Income) loss from equity investments and other investment (gains) losses, net	(4)	(4)	(6)	(8)
Gain from sale of equity investment in Primester joint venture	(17)	—	(17)	—
Other, net	(2)	1	1	2
Other income, net	(20)	—	(8)	(11)
Cost of disposition of claims against discontinued Solutia operations	—	—	(5)	—
Gain from sale of equity investment in Primester joint venture	17	—	17	—
Other (income) charges, net excluding non-core items	$(3)	$—	$4	$(11)

Included in other income, net are losses or gains on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. Foreign exchange transaction losses (gains), net include the revaluation of foreign entity assets and liabilities partially offset by certain derivatives, both items impacted primarily by the euro. See Note 8, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Second quarter and first six months 2016 other income, net includes a gain of $17 million from the sale of the Company's interest in the Primester joint venture equity investment. For additional information, see Note 4, "Equity Investments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. First six months 2016 other income, net also includes cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015
Provision for income taxes, as reported	$67	$104	$139	$188
Effective tax rate	21%	26%	22%	29%

The second quarter and first six months 2016 effective tax rates reflect a benefit from the timing of the extension of favorable U.S. federal tax provisions, primarily R&D tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes in fourth quarter of 2015. As a result, the favorable tax provisions will benefit all quarters in 2016, compared to only fourth quarter in 2015. The second quarter and first six months 2016 effective tax rates include a one-time $16 million benefit for the restoration of tax basis for which depreciation deductions were previously limited. The first six months 2016 effective tax rate also reflects a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The second quarter 2015 effective tax rate included a $6 million benefit from the settlement of non-U.S. income tax audits. The first six months 2015 effective tax rate was negatively impacted by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions.

Net Earnings and Diluted Earnings per Share

	Second Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$255	$1.71	$297	$1.98
Asset impairments and restructuring gains, net of tax (1)	—	—	(4)	(0.02)
Acquisition integration and transaction costs, net of tax	—	—	6	0.04
Mark-to-market pension and other post-employment benefits loss, net of tax	—	—	1	0.01
Early debt extinguishment costs, net of tax	6	0.04	—	—
Gain from sale of equity investment in Primester joint venture, net of tax	(11)	(0.07)	—	—
Net earnings attributable to Eastman excluding non-core items, net of tax	$250	$1.68	$300	$2.01
(1) Second quarter 2015 tax adjustment related to Workington, UK acetate tow site closure.
	First Six Months
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$506	$3.40	$468	$3.12
Asset impairments and restructuring (gains) charges, net of tax	(4)	(0.03)	92	0.62
Acquisition transaction and integration costs, net of tax	5	0.03	11	0.07
Additional costs of acquired inventories, net of tax	—	—	4	0.03
Mark-to-market pension and other post-employment benefits loss, net of tax	—	—	1	0.01
Early debt extinguishment costs, net of tax	6	0.04	—	—
Cost of disposition of claims against discontinued Solutia operations, net of tax	3	0.02	—	—
Gain from sale of equity investment in Primester joint venture, net of tax	(11)	(0.07)	—	—
Net earnings attributable to Eastman excluding non-core items, net of tax	$505	$3.39	$576	$3.85

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each segment, see the Current Report on Form 8-K filed with the SEC on April 18, 2016.

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$770	$830	$(60)	(7)%	$1,507	$1,634	$(127)	(8)%
Volume / product mix effect			2	—%			13	1%
Price effect			(65)	(8)%			(133)	(8)%
Exchange rate effect			3	1%			(7)	(1)%

Operating earnings	$168	$178	$(10)	(6)%	$321	$335	$(14)	(4)%
Asset impairments and restructuring (gains) charges, net	—	—	—		(2)	—	(2)
Operating earnings excluding non-core item	$168	$178	$(10)	(6)%	$319	$335	$(16)	(5)%

Sales revenue in second quarter and first six months 2016 decreased compared to second quarter and first six months 2015 due to lower selling prices attributed to lower raw material and energy costs and competitive pressure across the segment, particularly in Asia Pacific.

Operating earnings decreased in second quarter 2016 compared to second quarter 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $6 million.

Operating earnings in first six months 2016 included a $2 million gain for the sale of previously impaired assets at the Crystex® R&D site in France. Excluding this non-core item, operating earnings decreased in first six months 2016 compared to first six months 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $7 million and an unfavorable shift in foreign currency exchange rates of $6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$646	$647	$(1)	—%	$1,235	$1,208	$27	2%
Volume / product mix effect			10	2%			57	5%
Price effect			(12)	(2)%			(24)	(2)%
Exchange rate effect			1	—%			(6)	(1)%

Operating earnings	$132	$135	$(3)	(2)%	$240	$203	$37	18%
Additional costs of acquired inventories	—	—	—		—	7	(7)
Operating earnings excluding non-core item	$132	$135	$(3)	(2)%	$240	$210	$30	14%

Sales revenue in second quarter 2016 was relatively unchanged compared to second quarter 2015, as increased sales volume of premium products including Saflex® acoustic interlayers and Eastman Tritan® copolyester was offset by lower selling prices, primarily for copolyesters, attributed to lower raw material and energy costs.

Sales revenue in first six months 2016 increased compared to first six months 2015 primarily due to increased sales volume of premium products, including Saflex® acoustic interlayers and Eastman Tritan® copolyester, partially offset by lower selling prices, primarily for copolyesters, attributed to lower raw material and energy costs.

Operating earnings in second quarter 2016 were relatively unchanged compared to second quarter 2015 primarily due to increased sales volumes of premium products of $10 million offset by lower selling prices of $12 million.

Operating earnings in first six months 2015 included $7 million of additional costs of acquired Commonwealth inventories. Excluding this non-core item, operating earnings in first six months 2016 increased compared to first six months 2015 primarily due to the $44 million combined impact of higher sales volume of premium products, improved product mix, and lower unit costs due to higher capacity utilization.

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$633	$745	$(112)	(15)%	$1,253	$1,527	$(274)	(18)%
Volume / product mix effect			2	—%			(24)	(2)%
Price effect			(114)	(15)%			(245)	(16)%
Exchange rate effect			—	—%			(5)	—%

Operating earnings	$15	$87	$(72)	(83)%	$82	$205	$(123)	(60)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2016 decreased compared to second quarter and first six months 2015 due to lower selling prices. The lower selling prices were mostly the result of the negative impact of lower market prices for propylene, ethylene, and methanol and continued competitive pressure resulting from weak demand in Asia Pacific.

Operating earnings decreased in second quarter and first six months 2016 compared to second quarter and first six months 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $62 million and $105 million, respectively, and higher planned maintenance costs of $19 million in each period.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$234	$299	$(65)	(22)%	$514	$583	$(69)	(12)%
Volume / product mix effect			(47)	(16)%			(36)	(6)%
Price effect			(17)	(6)%			(31)	(5)%
Exchange rate effect			(1)	—%			(2)	(1)%

Operating earnings	$72	$93	$(21)	(23)%	$158	$86	$72	84%
Asset impairments and restructuring charges (gains), net	—	(2)	2		—	95	(95)
Operating earnings excluding non-core item	$72	$91	$(19)	(21)%	$158	$181	$(23)	(13)%

Sales revenue in second quarter 2016 decreased compared to second quarter 2015 primarily due to lower sales volume, particularly for acetate tow and acetate flake, and lower selling prices, particularly for acetate tow. Lower acetate tow sales volume was due to customer inventory destocking in China and lower acetate flake sales volume was due to timing of shipments to Eastman's China acetate tow joint venture.
Sales revenue in first six months 2016 decreased compared to first six months 2015 primarily due to lower sales volume, particularly for acetate flake, and lower selling prices, particularly for acetate tow. Lower acetate flake sales volume was due to timing of shipments to Eastman's China acetate tow joint venture.
Operating earnings in second quarter 2015 included a $2 million asset impairments and restructuring gain for the closure of the Workington, UK acetate tow manufacturing site. Excluding this non-core item, operating earnings in second quarter 2016 decreased compared to second quarter 2015 primarily due to lower sales volume of $17 million partially offset by reduced operating costs of $3 million resulting from the closure of the Workington manufacturing site.

Operating earnings in first six months 2015 included a $95 million asset impairments and restructuring charge, net for the closure of the Workington, UK acetate tow manufacturing site. Excluding this non-core item, operating earnings in first six months 2016 decreased compared to first six months 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $19 million and lower sales volume of $11 million, partially offset by reduced operating costs of $8 million resulting from the closure of the Workington manufacturing site.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
(Dollars in millions)	2016	2015	2016	2015

Sales	$14	$12	$24	$24

Operating loss
Growth initiatives and businesses not allocated to segments	(24)	(22)	(42)	(48)
Pension and other postretirement benefits income, net not allocated to operating segments	13	8	25	17
Acquisition integration, transaction, and restructuring costs	—	(10)	(9)	(18)
Operating loss before exclusions	(11)	(24)	(26)	(49)
Acquisition integration and transaction costs	—	9	9	17
Asset impairments and restructuring charges, net	—	2	—	14
Mark-to-market pension and other postretirement benefits loss	—	2	—	2
Operating loss excluding non-core items	$(11)	$(11)	$(17)	$(16)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "Other" sales revenue and "Other" operating loss. Sales revenue in second quarter and first six months 2016 and second quarter and first six months 2015 is primarily a result of sales of products from the microfiber technology platform.

Included in first six months 2016 are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.

Included in second quarter and first six months 2015 operating loss are integration and transaction costs of $9 million and $17 million, respectively, primarily for the acquired Taminco and Commonwealth businesses. Included in first six months 2015 operating losses are $12 million of asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

SUMMARY BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
United States and Canada	$1,030	$1,142	$(112)	(10)%	$2,036	$2,302	$(266)	(12)%
Asia Pacific	530	624	(94)	(15)%	1,025	1,141	(116)	(10)%
Europe, Middle East, and Africa	603	625	(22)	(4)%	1,215	1,250	(35)	(3)%
Latin America	134	142	(8)	(6)%	257	283	(26)	(9)%
	$2,297	$2,533	$(236)	(9)%	$4,533	$4,976	$(443)	(9)%

Sales revenue in United States and Canada decreased in second quarter and first six months 2016 compared to second quarter and first six months 2015, primarily due to lower selling prices in all segments, particularly in the CI segment.

Sales revenue in Asia Pacific decreased in second quarter and first six months 2016 compared to second quarter and first six months 2015, primarily due to lower selling prices in all segments, particularly in the CI and AFP segments, and lower Fibers segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa decreased in second quarter and first six months 2016 compared to second quarter and first six months 2015, primarily due to lower selling prices in all segments, partially offset by higher AM segment sales volume.

Sales revenue in Latin America decreased in second quarter and first six months 2016 compared to second quarter and first six months 2015, primarily due to lower selling prices in all segments, particularly in the CI segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros. In addition, where it deems such actions advisable, the Company engages in foreign currency derivative transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information concerning these practices, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2015 Annual Report on Form 10-K and "Risk Factors" of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Six Months
(Dollars in millions)	2016	2015
Net cash provided by (used in)
Operating activities	$541	$682
Investing activities	(212)	(265)
Financing activities	(381)	(359)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	(53)	54
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$240	$268

Cash provided by operating activities was $541 million in first six months 2016 compared with $682 million in first six months 2015. The decrease in cash from operating activities was primarily due to a decline in net earnings excluding non-core items and higher tax payments in first six months 2016 compared with first six months 2015.

Cash used in investing activities decreased $53 million in first six months 2016 compared with first six months 2015 primarily due to the decrease of $32 million in cash used for additions to properties and equipment.

Cash used in financing activities in first six months 2016 increased $22 million over cash used in financing activities in first six months 2015 primarily due to increases in dividend payments and share repurchases of $17 million and $14 million, respectively, partially offset by a decrease of $10 million in net repayment of borrowings. Cash used in financing activities in first six months 2016 included cash provided by $607 million net proceeds from the sale of euro-denominated 1.50% notes due 2023 and $200 million from a $250 million accounts receivable securitization agreement (the "A/R Facility") borrowings, and cash used in repayment of $500 million of the 2.4% notes due June 2017 (including $7 million early redemption premium), repayment of $200 million of A/R Facility borrowings, and repayment of $100 million of Term Loan borrowings.

The priorities for uses of available cash in 2016 include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

Debt Securities and Term Loan

At June 30, 2016, the Company's borrowings totaled $6.8 billion to be paid over a period of approximately 30 years. See Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were €544 million ($607 million) and were used for the early repayment of $500 million of the 2.4% notes due June 2017 and repayment of other borrowings. Total consideration for the partial redemption of the 2.4% notes due June 2017 was $507 million ($500 million for the principal amount and $7 million for the early redemption premium) and are reported as financing activities in the Unaudited Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $498 million.

In 2017, the Company expects to refinance the remaining $500 million principal amount of the 2.4% notes due June 2017 with new borrowings.
In connection with the 2014 acquisition of Taminco, Eastman borrowed $1.0 billion under a five-year Term Loan. As of June 30, 2016, the Term Loan balance outstanding was $250 million with an interest rate of 1.71 percent. In second quarter 2016, $100 million of the Company's borrowings under the Term Loan were repaid using available cash. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at June 30, 2016, totaling $1.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $265 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at June 30, 2016, totaling $1.9 billion related primarily to pension and other postretirement benefits, environmental loss contingency reserves, commodity and foreign exchange hedging, and accrued compensation benefits.

As of June 30, 2016, there have been no material changes to the Company's commitments at December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2015 Annual Report on Form 10-K.

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2020. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility. Commercial paper borrowings are classified as short-term. At June 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2016, the Company's commercial paper borrowings were $222 million with a weighted average interest rate of 0.81 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has access to a $250 million A/R Facility that expires April 2018. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility. At June 30, 2016, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.27 percent. In second quarter 2016, $190 million of the available amount under the A/R Facility was repaid and $200 million borrowed. In first quarter 2016, $10 million of the Company's borrowings under the A/R Facility were repaid using available cash. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

The Credit Facility and the A/R Facility, and the Term Loan, contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit Facility and A/R Facility were $1,058 million and $842 million as of June 30, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to a decrease in commercial paper borrowings. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in this MD&A. Eastman management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $234 million and $266 million in first six months 2016 and 2015, respectively, primarily for organic growth initiatives particularly in the AM and AFP segments and for manufacturing asset improvements. The Company expects that year-end 2016 capital spending will be between $600 million and $625 million, including the continuation of the expansion projects in Kuantan, Kingsport, and Longview along with site modernization projects in Kingsport and Longview.

Treasury Stock

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of June 30, 2016, a total of 5,042,760 shares have been repurchased under this authorization for a total amount of $398 million.

During first six months 2016, the Company repurchased 632,071 shares of common stock for a cost of $45 million.

Dividends

The Company declared cash dividends of $0.46 and $0.40 per share in second quarter 2016 and 2015, respectively, and $0.92 and $0.80 per share in first six months 2016 and 2015, respectively.

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

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €158 million ($175 million) as of June 30, 2016 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in second quarter and first six months 2016, were approximately $225 million and $460 million, respectively. The total amounts of cumulative receivables sold in second quarter and first six months 2015, were approximately $240 million and $509 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $104 million and $106 million at June 30, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $332 million and $336 million at June 30, 2016 and December 31, 2015, respectively. At both June 30, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2016	December 31, 2015
Environmental contingent liabilities, current	$30	$35
Environmental contingent liabilities, long-term	302	301
Total	$332	$336

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $304 million to the maximum of $512 million and from the minimum or best estimate of $308 million to the maximum of $516 million at June 30, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both June 30, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation include liabilities expected to be paid within 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at June 30, 2016	$304

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate accrued to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $28 million at both June 30, 2016 and December 31, 2015.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $45 million and $46 million as of June 30, 2016 and December 31, 2015, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 19, "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

For full year 2016, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•
cost reduction actions to result in cost savings of approximately $100 million in 2016, and additional cost reduction actions in second half 2016 to result in further cost savings of approximately $100 million in 2017;

•	acquisition costs and tax synergies;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be between $600 million and $625 million;

•	priorities for uses of available cash to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares; and

•	the full year effective tax rate on reported earnings before income tax to be between 24 and 25 percent, excluding non-core items.

Based on the foregoing expectations and assumptions, management expects that 2016 earnings per share excluding the non-core items in first six months 2016 detailed under "Non-GAAP Financial Measures" in this MD&A and any non-core, unusual, or non-recurring items in second half 2016 to be up to 10 percent below 2015 earnings per share excluding non-core items. The Company's second half 2016 financial results forecasts do not include non-core items (such as mark-to-market pension and other postretirement benefit gains or loss) or any unusual or non-recurring items, and management accordingly is unable to reconcile projected full-year 2016 earnings excluding non-core and any unusual or non-recurring items to reported GAAP earnings without unreasonable efforts.

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

Contemporaneously with its sale on May 26, 2016 of euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million), the Company designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries to protect the designated net investment against foreign currency fluctuations. At June 30, 2016, a 10% fluctuation in the euro currency rate would have a $60 million impact on the designated net investment value in the foreign subsidiary. As a result of the designation of the euro-denominated borrowings as a hedge of the net investment, foreign currency translation gains and losses on the borrowings are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Therefore, a foreign currency change in the designated investment value of the foreign subsidiary will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings.

Excluding the net investment hedge discussed above, there have been no other material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2016 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of June 30, 2016, a total of 5,042,760 shares have been repurchased under this authorization for a total amount of $398 million. During first six months 2016, the Company repurchased 632,071 shares of common stock for a cost of $45 million. For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2016	—	$—	—	$627
May 1 - 31, 2016	140,000	$74.40	140,000	$617
June 1 - 30, 2016	204,790	$71.97	204,790	$602
Total	344,790	$72.96	344,790

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 3, 2016	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.13	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

EXHIBIT INDEX
Exhibit Number	Description

4.16	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.17	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

4.18	Form of 1.50% Note due 2023 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 2016)

10.01 *
Amended and Restated Non-Recourse Account Receivable Purchase Agreement dated December 21, 2012 (amended March 28, 2013, July 30, 2013, and March 22, 2016)
between BNP Paribas Fortis Factor N.V. and Taminco US LLC

10.02 *
Amended and Restated Non-Recourse Account Receivable Purchase Agreement dated October 31, 2012 (amended March 28, 2013, May 23, 2013, July 30, 2013, December 10, 2013, January 7, 2014, and March 22, 2016) between BNP Paribas Fortis Factor N.V. and Taminco B.V.B.A. (initial agreement incorporated herein by reference to Exhibit 10.8 to Taminco Corporation Amendment No. 1 to Registration Statement on Form S-1, File No. 333-185244, filed with the SEC January 18, 2013)

10.03 *	Non-Recourse Accounts Receivable Purchase Agreement dated April 25, 2014 (amended May 13, 2014, November 21, 2014, and March 22, 2016) between BNP Paribas Fortis Factor N.V. and Taminco Finland Oy

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2016

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2016

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2016

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2016

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.