Form 10-Q
period 2016-09-30
EASTMAN CHEMICAL CO
filed 2016-11-04
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2016
Common Stock, par value $0.01 per share	146,750,874
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	54

1A.	Risk Factors	54

2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

6.	Exhibits	55

SIGNATURES

Signatures	56

EXHIBIT INDEX

Exhibit Index	57

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

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2016	2015	2016	2015
Sales	$2,287	$2,447	$6,820	$7,423
Cost of sales	1,666	1,752	4,960	5,352
Gross profit	621	695	1,860	2,071
Selling, general and administrative expenses	181	183	538	561
Research and development expenses	54	59	163	168
Asset impairments and restructuring charges, net	30	21	28	130
Operating earnings	356	432	1,131	1,212
Net interest expense	64	66	191	198
Early debt extinguishment costs	—	—	9	—
Other charges (income), net	3	13	(5)	2
Earnings before income taxes	289	353	936	1,012
Provision for income taxes	56	95	195	283
Net earnings	233	258	741	729
Less: Net earnings attributable to noncontrolling interest	1	2	3	5
Net earnings attributable to Eastman	$232	$256	$738	$724

Basic earnings per share attributable to Eastman	$1.57	$1.73	$5.00	$4.87
Diluted earnings per share attributable to Eastman	$1.56	$1.71	$4.96	$4.83

Comprehensive Income
Net earnings including noncontrolling interest	$233	$258	$741	$729
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(42)	(47)	(6)	(183)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(4)	(21)	(15)
Derivatives and hedging:
Unrealized (loss) gain during period	(7)	(66)	13	(27)
Reclassification adjustment for losses included in net income, net	19	34	56	56
Total other comprehensive income (loss), net of tax	(37)	(83)	42	(169)
Comprehensive income including noncontrolling interest	196	175	783	560
Less: Comprehensive income attributable to noncontrolling interest	1	2	3	5
Comprehensive income attributable to Eastman	$195	$173	$780	$555
Retained Earnings
Retained earnings at beginning of period	$5,517	$4,893	$5,146	$4,545
Net earnings attributable to Eastman	232	256	738	724
Cash dividends declared	(69)	(59)	(204)	(179)
Retained earnings at end of period	$5,680	$5,090	$5,680	$5,090

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2016	2015
Assets
Current assets
Cash and cash equivalents	$207	$293
Trade receivables, net of allowance for doubtful accounts	905	792
Miscellaneous receivables	258	246
Inventories	1,471	1,479
Other current assets	59	68
Total current assets	2,900	2,878
Properties
Properties and equipment at cost	11,564	11,234
Less: Accumulated depreciation	6,367	6,104
Net properties	5,197	5,130
Goodwill	4,474	4,518
Intangible assets, net of accumulated amortization	2,543	2,650
Other noncurrent assets	375	404
Total assets	$15,489	$15,580
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,531	$1,625
Borrowings due within one year	675	431
Total current liabilities	2,206	2,056
Long-term borrowings	5,933	6,577
Deferred income tax liabilities	1,022	928
Post-employment obligations	1,239	1,297
Other long-term liabilities	573	701
Total liabilities	10,973	11,559
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 217,598,989 and 216,899,964 for 2016 and 2015, respectively)	2	2
Additional paid-in capital	1,907	1,863
Retained earnings	5,680	5,146
Accumulated other comprehensive loss	(348)	(390)
	7,241	6,621
Less: Treasury stock at cost (70,898,913 shares for 2016 and 69,137,973 shares for 2015)	2,800	2,680
Total Eastman stockholders' equity	4,441	3,941
Noncontrolling interest	75	80
Total equity	4,516	4,021
Total liabilities and stockholders' equity	$15,489	$15,580

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2016	2015
Operating activities
Net earnings	$741	$729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	436	429
Mark-to-market loss on pension and other postretirement benefit plans	30	2
Asset impairment charges	—	107
Early debt extinguishment costs	9	—
Gain on sale of equity investment	(17)	—
Provision for deferred income taxes	89	29
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Increase in trade receivables	(105)	(54)
Decrease (increase) in inventories	12	(23)
Decrease in trade payables	(66)	(139)
Pension and other postretirement contributions in excess of expenses	(121)	(149)
Variable compensation (in excess of) less than expenses	(19)	20
Other items, net	2	99
Net cash provided by operating activities	991	1,050
Investing activities
Additions to properties and equipment	(375)	(426)
Proceeds from sale of assets and equity investment	41	4
Acquisitions, net of cash acquired	(26)	(45)
Other items, net	1	—
Net cash used in investing activities	(359)	(467)
Financing activities
Net (decrease) increase in commercial paper borrowings	(255)	157
Proceeds from borrowings	807	250
Repayment of borrowings	(957)	(675)
Dividends paid to stockholders	(204)	(179)
Treasury stock purchases	(120)	(48)
Dividends paid to noncontrolling interest	(8)	(6)
Proceeds from stock option exercises and other items, net	20	20
Net cash used in financing activities	(717)	(481)
Effect of exchange rate changes on cash and cash equivalents	(1)	(7)
Net change in cash and cash equivalents	(86)	95
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$207	$309

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2015 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The December 31, 2015 financial position data included herein was derived from the audited consolidated financial statements included in the 2015 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited consolidated financial statements are prepared in conformity with GAAP and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. Third quarter 2016 includes a $47 million correction of prior periods' cumulative foreign currency translation adjustment related to the Solutia, Inc. ("Solutia") and Taminco Corporation ("Taminco") acquisitions. See Note 3, "Goodwill" and Note 13, "Stockholders' Equity".

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

Off Balance Sheet Financing Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €158 million ($177 million) as of September 30, 2016 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in third quarter and first nine months 2016 were approximately $220 million and $680 million, respectively. The total amounts of cumulative receivables sold in third quarter and first nine months 2015 were approximately $245 million and $780 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $105 million and $106 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2016	2015
At FIFO or average cost (approximates current cost)
Finished goods	$1,057	$1,063
Work in process	197	212
Raw materials and supplies	476	500
Total inventories	1,730	1,775
Less: LIFO reserve	259	296
Total inventories	$1,471	$1,479

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent at both September 30, 2016 and December 31, 2015.

3.	GOODWILL

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

Changes to the carrying value of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Chemical Intermediates	Other Segments	Total
Balance at December 31, 2015	$1,865	$111	$1,293	$1,239	$10	$4,518
Adjustments to net goodwill resulting from reorganization	583	(111)	—	(472)	—	—
Currency translation adjustments (1)	(26)	—	(14)	(4)	—	(44)
Balance at September 30, 2016	$2,422	$—	$1,279	$763	$10	$4,474

(1)	See Note 1, "Basis of Presentation" regarding correction of prior period foreign currency translation.

As of September 30, 2016, the reported balance of goodwill included accumulated impairment losses of $23 million, $12 million, and $14 million in the AFP segment, CI segment, and other segments, respectively. As of December 31, 2015, the reported balance of goodwill included accumulated impairment losses of $35 million and $14 million in the Adhesives & Plasticizers segment and other segments, respectively.

4.	EQUITY INVESTMENTS

In June 2016, Eastman sold its 50 percent interest in Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport site, to an affiliate of the joint venture partner for $35 million. This investment was accounted for under the equity method. Eastman's net investment in the joint venture at the date of sale was $18 million. Such amounts were included in "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and the gain of $17 million was recorded in "Other charges (income), net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2016	2015
Trade creditors	$629	$699
Accrued payrolls, vacation, and variable-incentive compensation	197	227
Derivative hedging liability	185	218
Post-employment obligations	116	120
Accrued taxes	99	80
Other	305	281
Total payables and other current liabilities	$1,531	$1,625

"Other" consists primarily of accruals for interest payable, dividends payable, the current portion of environmental liabilities, and miscellaneous accruals.

6.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Provision for income taxes	$56	$95	$195	$283
Effective tax rate	20%	27%	21%	28%

The third quarter and first nine months 2016 effective tax rates reflect a benefit from the extension of favorable U.S. federal tax provisions, primarily research and development ("R&D") tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes in fourth quarter of 2015. The favorable tax provisions will benefit all quarters in 2016, compared to only fourth quarter in 2015. The third quarter and first nine months 2016 effective tax rates include a tax benefit of $16 million related to foreign tax credits as a result of the amendment of prior year income tax returns. The first nine months 2016 effective tax rate includes a $16 million one-time benefit for the restoration of tax basis for which depreciation deductions were previously limited and a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The first nine months 2015 effective tax rate included a $6 million benefit from the settlement of non-U.S. income tax audits offset by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2016	2015
Borrowings consisted of:
2.4% notes due June 2017	$499	$998
6.30% notes due November 2018	166	166
5.5% notes due November 2019	249	249
2.7% notes due January 2020	795	794
4.5% notes due January 2021	249	249
3.6% notes due August 2022	890	896
1.50% notes due May 2023	607	—
7 1/4% debentures due January 2024	244	244
7 5/8% debentures due June 2024	54	54
3.8% notes due March 2025	792	791
7.60% debentures due February 2027	222	222
4.8% notes due September 2042	492	492
4.65% notes due October 2044	870	869
Credit facilities borrowings	300	550
Commercial paper borrowings	175	430
Capital leases	4	4
Total borrowings	6,608	7,008
Borrowings due within one year	675	431
Long-term borrowings	$5,933	$6,577

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were €544 million ($607 million) and were used for the early repayment of $500 million of 2.4% notes due June 2017 and repayment of other borrowings. Total consideration for the partial redemption of 2.4% notes due June 2017 was $507 million ($500 million for the principal amount and $7 million for the early redemption premium) and are reported as financing activities on the Unaudited Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $498 million. In conjunction with the euro-denominated public debt offering, the Company contemporaneously designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries. For further information, see Note 8, "Derivative and Non-Derivative Financial Instruments".

Credit Facility and Commercial Paper Borrowings

In connection with the 2014 acquisition of Taminco Corporation ("Taminco"), Eastman borrowed $1.0 billion under a five-year Term Loan. As of September 30, 2016, the Term Loan balance outstanding was $250 million with an interest rate of 1.77 percent. In second quarter 2016, $100 million of the Company's borrowings under the Term Loan were repaid using available cash. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Commercial paper borrowings are classified as short-term. At September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2016, the Company's commercial paper borrowings were $175 million with a weighted average interest rate of 0.76 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At September 30, 2016, the Company's borrowings under the A/R Facility were $50 million supported by trade receivables with an interest rate of 1.58 percent. In third quarter 2016, $150 million of the available amount under the A/R Facility was repaid. In first nine months 2016, $350 million of the available amount under the A/R Facility was repaid and $200 million borrowed. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

The Credit and A/R Facilities and the Term Loan contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit and A/R Facilities were $1,275 million and $842 million as of September 30, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to a decrease in commercial paper borrowings and borrowings under the A/R Facility. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

Fair Value of Borrowings

The Company has classified its long-term borrowings at September 30, 2016 and December 31, 2015, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings, which relate to the Term Loan, the A/R Facility, and capital leases, equals the carrying value and is classified as Level 2.

		Fair Value Measurements at September 30, 2016
(Dollars in millions)	Recorded Amount September 30, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$5,933	$6,410	$6,107	$303	$—

		Fair Value Measurements at December 31, 2015
(Dollars in millions)	Recorded Amount December 31, 2015	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,577	$6,647	$6,094	$553	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. All derivative instruments that are designated and qualify as fair value hedges are recorded on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. In second quarter 2016, the Company entered into a fixed-to-floating interest rate swap on a portion of the 3.8% notes due March 2025 in order to manage the Company's interest rate mix of fixed and variable rate debt. As of September 30, 2016, the total notional amount of the Company's interest rate swap was $75 million. As of December 31, 2015, there were no outstanding interest rate swap hedges that were designated as fair value hedges. There was no hedge ineffectiveness associated with the fair value hedges during third quarter and first nine months 2016 and 2015.

Fair Value Measurement of Derivatives Designated as Fair Value Hedging Instruments

(Dollars in millions)	Statement of Financial Position Location	Fair Value Measurement
Derivative Assets		September 30, 2016	December 31, 2015
Interest rate swap	Other noncurrent assets	$1	$—

Derivatives' Fair Value Hedging Relationships

	Third Quarter
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives' Fair Value Hedging Relationships		2016	2015
Interest rate swaps	Net interest expense	$2	$3

	First Nine Months
(Dollars in millions)	Consolidated Statement of Earnings Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives' Fair Value Hedging Relationships		2016	2015
Interest rate swaps	Net interest expense	$9	$10

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. All derivative instruments that are designated and qualify as a cash flow hedge are recorded on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The effective portion of the gain or loss on the derivative is reported as a component of "Other comprehensive income (loss), net of tax" ("OCI") located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and reclassified into earnings as part of "Cost of sales" in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Total Notional Amounts

	September 30, 2016	December 31, 2015
Foreign Exchange Forward and Option Contracts (in millions):
EUR/USD (in EUR)	€438	€618
EUR/USD (in approximate USD equivalent)	$492	$689
JPY/USD (in JPY)	¥2,100	¥2,400
JPY/USD (in approximate USD equivalent)	$21	$20
Commodity Forward and Collar Contracts:
Feedstock (in million barrels)	14	22
Energy (in million million British thermal units)	26	32
Interest rate swaps for the future issuance of debt (in millions)	$500	$500

Fair Value Measurement of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	September 30, 2016	December 31, 2015
Commodity contracts	Other current assets	$1	$—
Commodity contracts	Other noncurrent assets	1	—
Foreign exchange contracts	Other current assets	41	65
Foreign exchange contracts	Other noncurrent assets	42	79
		$85	$144

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	September 30, 2016	December 31, 2015
Commodity contracts	Payables and other current liabilities	$100	$194
Commodity contracts	Other long-term liabilities	119	242
Forward starting interest rate swap contracts	Payables and other current liabilities	76	—
Forward starting interest rate swap contracts	Other long-term liabilities	—	30
		$295	$466

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Cash Flow Hedging Relationships

	Third Quarter
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	2016	2015		2016	2015
Commodity contracts	$23	$(6)	Sales	$—	$1
			Cost of Sales	(46)	(74)
Foreign exchange contracts	(13)	(11)	Sales	15	20
Forward starting interest rate swap contracts	2	(15)	Net interest expense	(1)	(1)
	$12	$(32)		$(32)	$(54)

	First Nine Months
(Dollars in millions)	Change in amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	2016	2015		2016	2015
Commodity contracts	$132	$21	Sales	$—	$4
			Cost of sales	(131)	(152)
Foreign exchange contracts	(38)	16	Sales	45	63
Forward starting interest rate swap contracts	(25)	(8)	Net interest expense	(5)	(5)
	$69	$29		$(91)	$(90)

Ineffective portions of raw material and energy hedges are immediately recognized in earnings within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized pre-tax losses for ineffectiveness of the commodity hedging portfolio of $1 million during both third quarter 2016 and 2015 and recognized $3 million in pre-tax losses during first nine months 2016. There was no hedge ineffectiveness associated with the interest rate and foreign exchange cash flow hedges during third quarter and first nine months 2016 and 2015.

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

Contemporaneously with its sale on May 26, 2016 of euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million), the Company designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries to protect the designated net investment against foreign currency fluctuations. As of September 30, 2016, the total notional value of the non-derivative net investment hedge was €543 million ($607 million). The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings'" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the change in the unrealized loss on the net investment hedge instruments recognized as part of the CTA within OCI during third quarter and first nine months 2016 and 2015. There were no reclassifications to earnings or hedge ineffectiveness with these instruments during third quarter and first nine months 2016 and 2015.

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Change in unrealized loss in other comprehensive income	$(3)	$—	$—	$—

Hedging Summary

Monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated OCI before taxes totaled losses of $267 million at September 30, 2016 and $386 million at September 30, 2015. If realized, $61 million net losses as of September 30, 2016 will be reclassified into earnings during the next 12 months.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and reported in "Other charges (income), net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter. The Company recognized net losses on nonqualifying derivatives of $11 million during third quarter 2015 and net losses of $14 million and $23 million during the first nine months of 2016 and 2015, respectively.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

The following chart shows the gross financial assets and liabilities valued on a recurring basis. During the periods presented, there were no transfers between fair value hierarchy levels.

(Dollars in millions)		Fair Value Measurements at September 30, 2016
Description	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$86	$—	$86	$—
Derivative Liabilities	(295)	—	(295)	—
	$(209)	$—	$(209)	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2015
Description	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$144	$—	$144	$—
Derivative Liabilities	(466)	—	(466)	—
	$(322)	$—	$(322)	$—

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

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. Management has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $85 million and a derivative in a net liability position of $294 million as of September 30, 2016. The Company does not have any cash collateral due under such agreements.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2016		2015		2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$9	$3	$10	$3	$2	$2
Interest cost	18	5	21	7	7	9
Expected return on assets	(34)	(7)	(38)	(9)	(1)	(1)
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(11)	(6)
Mark-to-market pension and other postretirement benefits loss(1)	—	30	—	—	—	—
Net periodic benefit (credit) cost	$(8)	$31	$(8)	$1	$(3)	$4

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2016		2015		2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$29	$9	$29	$11	$5	$6
Interest cost	55	17	65	20	21	29
Expected return on assets	(102)	(23)	(111)	(28)	(4)	(4)
Curtailment gain(2)	—	—	—	(7)	—	—
Amortization of:
Prior service credit, net	(3)	—	(3)	—	(31)	(18)
Mark-to-market pension and other postretirement benefits loss(1)	—	30	—	2	—	—
Net periodic benefit (credit) cost	$(21)	$33	$(20)	$(2)	$(9)	$13

(1)
In third quarter 2016, a change to a UK pension plan triggered an interim remeasurement of the plan obligation and resulted in a $30 million mark-to-market loss and in 2015 the closure of the Workington, UK acetate tow manufacturing site triggered an interim remeasurement of a UK pension plan obligation both included in Other in Note 18, "Segment Information".

(2)	Gain in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site.

The Company contributed $50 million and $90 million to its U.S. defined benefit pension plans in first nine months 2016 and 2015, respectively.

In third quarter 2016, the Company announced a change to a UK defined benefit pension plan which triggered an interim remeasurement of the plan obligation resulting in a mark-to-market ("MTM") loss of $30 million. The MTM loss was primarily due to a lower discount rate at the third quarter 2016 remeasurement date compared to December 31, 2015. The lower discount rate is reflective of changes in global market conditions and interest rates on high-grade corporate bonds.
In first quarter 2016, the Company changed the approach used to calculate service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans. The Company elected to calculate service and interest costs by applying the specific spot rates along the yield curve to the plans' projected cash flows. The change does not affect the measurement of the total benefit obligation or the annual net periodic benefit cost or credit of the plans because the change in the service and interest costs will be offset in the MTM actuarial gain or loss which typically is recognized in the fourth quarter of each year or in any other quarters in which an interim remeasurement is triggered.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2016, totaling $1.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $259 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $125 million at September 30, 2016 and consist primarily of leases for railcars and the company aircraft mostly expiring in 2016 and 2017. Residual guarantee payments that become probable and estimable are accrued to rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $325 million and $336 million at September 30, 2016 and December 31, 2015, respectively. At both September 30, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2016	December 31, 2015
Environmental contingent liabilities, current	$30	$35
Environmental contingent liabilities, long-term	295	301
Total	$325	$336

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $300 million to the maximum of $510 million and from the minimum or best estimate of $308 million to the maximum of $516 million at September 30, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both September 30, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	10
Cash reductions	(18)
Balance at September 30, 2016	$300

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate accrued to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $25 million and $28 million at September 30, 2016 and December 31, 2015, respectively.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $46 million at both September 30, 2016 and December 31, 2015.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2016 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2015	$2	$1,863	$5,146	$(390)	$(2,680)	$3,941	$80	$4,021
Net Earnings	—	—	738	—	—	738	3	741
Cash Dividends Declared (1) ($1.38 per share)	—	—	(204)	—	—	(204)	—	(204)
Other Comprehensive Income (2)	—	—	—	42	—	42	—	42
Share-Based Compensation Expense (3)	—	27	—	—	—	27	—	27
Stock Option Exercises	—	17	—	—	—	17	—	17
Share Repurchase	—	—	—	—	(120)	(120)	—	(120)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(8)	(8)
Balance at September 30, 2016	$2	$1,907	$5,680	$(348)	$(2,800)	$4,441	$75	$4,516

(1)	Cash dividends declared includes cash dividends paid and dividends declared, but unpaid.

(2)	See Note 1, "Basis of Presentation" regarding correction of prior period foreign currency translation.

(3)	Share-based compensation expense is the fair value of share-based awards.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$(68)	$61	$(269)	$(1)	$(277)
Period change	(216)	68	35	—	(113)
Balance at December 31, 2015	(284)	129	(234)	(1)	(390)
Period change (1)	(6)	(21)	69	—	42
Balance at September 30, 2016	$(290)	$108	$(165)	$(1)	$(348)

(1)	See Note 1, "Basis of Presentation" regarding correction of prior period foreign currency translation.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment (1)	$(42)	$(42)	$(47)	$(47)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (2)	(12)	(7)	(7)	(4)
Derivatives and hedging: (3)
Unrealized loss during period	(11)	(7)	(107)	(66)
Reclassification adjustment for losses included in net income, net	30	19	55	34
Total other comprehensive income (loss)	$(35)	$(37)	$(106)	$(83)

	First Nine Months
	2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment (1)	$(6)	$(6)	$(183)	$(183)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (2)	(34)	(21)	(24)	(15)
Derivatives and hedging:(3)
Unrealized gain (loss) during period	21	13	(44)	(27)
Reclassification adjustment for losses included in net income, net	90	56	90	56
Total other comprehensive income (loss)	$71	$42	$(161)	$(169)

(1)	See Note 1, "Basis of Presentation" regarding correction of prior period foreign currency translation.

(2)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 9, "Retirement Plans".

(3)	For additional information regarding the impact of reclassifications into earnings, see Note 8, "Derivative and Non-Derivative Financial Instruments".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2016	2015	2016	2015
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$232	$256	$738	$724

Denominator
Weighted average shares used for basic EPS	147.2	148.6	147.6	148.6
Dilutive effect of stock options and other awards	1.0	1.2	1.0	1.2
Weighted average shares used for diluted EPS	148.2	149.8	148.6	149.8

(Calculated using whole dollars and shares)
EPS
Basic	$1.57	$1.73	$5.00	$4.87
Diluted	$1.56	$1.71	$4.96	$4.83

In third quarter and first nine months 2016, options to purchase 1,437,767 and 1,076,143 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Third quarter and first nine months 2016 reflect the impact of share repurchases of 1,128,869 and 1,760,940, respectively.

In third quarter and first nine months 2015, options to purchase 773,643 and 264,043 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Third quarter and first nine months 2015 reflect the impact of share repurchases of 221,578 and 656,578, respectively.

The Company declared cash dividends of $0.46 and $0.40 per share in third quarter 2016 and 2015, respectively, and $1.38 and $1.20 per share in first nine months 2016 and 2015, respectively.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Severance	$30	$3	$30	$17
Gain on sale of assets	—	—	(2)	—
Intangible asset and goodwill impairments	—	18	—	22
Fixed asset impairments	—	—	—	85
Site closure and restructuring charges	—	—	—	6
Total	$30	$21	$28	$130

As part of the Company's previously announced plan to reduce costs primarily in 2017, the Company recognized restructuring charges of $30 million for severance in third quarter 2016.

In first nine months 2016, there was a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® R&D site in France.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In first nine months 2015, net asset impairments and restructuring charges included $81 million of fixed asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site which was substantially completed in 2015. Additionally, in first nine months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing fixed asset and goodwill impairments of $8 million and restructuring charges of $4 million. Additionally, during first nine months 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2016 and full year 2015:

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2016
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	55	30	—	(32)	53
Site closure and restructuring costs	11	(2)	1	(2)	8
Total	$66	$28	$1	$(34)	$61

(Dollars in millions)	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2015
Non-cash charges	$—	$107	$(107)	$—	$—
Severance costs	13	67	1	(26)	55
Site closure and restructuring costs	15	9	3	(16)	11
Total	$28	$183	$(103)	$(42)	$66

Severance payments in first nine months 2016 relate primarily to fourth quarter 2015 actions taken to reduce non-operations workforce. Substantially all severance costs remaining are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2016 and 2015, $7 million and $9 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on both third quarter 2016 and 2015 net earnings of $5 million is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2016 and 2015, $27 million and $30 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2016 and 2015 net earnings of $17 million and $18 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position:

(Dollars in millions)	First Nine Months
	2016	2015
Other current assets	$(25)	$29
Other noncurrent assets	27	74
Payables and other current liabilities	50	92
Long-term liabilities and equity	(50)	(96)
Total	$2	$99

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

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Sales
Additives & Functional Products	$752	$794	$2,259	$2,428
Advanced Materials	638	624	1,873	1,832
Chemical Intermediates	638	697	1,891	2,224
Fibers	248	320	762	903
Total Sales by Segment	2,276	2,435	6,785	7,387
Other	11	12	35	36
Total Sales	$2,287	$2,447	$6,820	$7,423

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Operating Earnings (Loss)
Additives & Functional Products	$160	$176	$481	$511
Advanced Materials	141	98	381	301
Chemical Intermediates	39	72	121	277
Fibers	79	102	237	188
Total Operating Earnings by Segment	419	448	1,220	1,277
Other
Growth initiatives and businesses not allocated to segments	(17)	(18)	(59)	(66)
Pension and other postretirement benefits (loss) income, net not allocated to operating segments	(16)	11	9	28
Acquisition integration, transaction, and restructuring costs	(30)	(9)	(39)	(27)
Total Operating Earnings	$356	$432	$1,131	$1,212

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2016	2015
Assets by Segment (1)
Additives & Functional Products	$6,345	$6,370
Advanced Materials	4,295	4,227
Chemical Intermediates	3,105	2,930
Fibers	775	969
Total Assets by Segment	14,520	14,496
Corporate Assets	969	1,084
Total Assets	$15,489	$15,580

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regards to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that includes clarification of the collectability criterion, specification for the measurement of noncash considerations, clarifies a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and practical expedients. The effective date for both amendments is the same as that of the revenue standard stated above. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2016, the FASB issued targeted improvements in regards to the recognition and measurement of financial assets and financial liabilities. The changes are as follows: requires equity investments (except equity method and consolidated investments) to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, when a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted but limited. The new guidance is to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and for equity securities without readily determinable fair values, applied prospectively to equity investments that exist as of the date of adoption. Management has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance or operating. The guidance for lessors is largely unchanged. Under the guidance, a lessee is to recognize a right-of-use asset and lease liability that arises from a lease. A lessee can make a policy election, by asset class, to not recognize lease assets or liabilities for leases with a term of 12 months or less. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. Current and noncurrent balance sheet classification will apply. Finance leases will have another reported element for interest associated with the principal lease liability. The component concept from the 2014 revenue recognition standard has been included in the new lease standard which will guide identification of individual assets and non-lease components. As with current GAAP, the guidance does not apply to the following leases: intangible assets to explore for or use minerals, oil, natural gas, and similar nonregenerative resources, biological assets (includes timber), inventory, or assets under construction. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In March 2016, the FASB issued guidance for derivatives and hedging given lack of specific guidance and diversity in practice. The guidance clarifies that a change in the counterparty to a derivative instrument does not, in and of itself, require dedesignation of that hedge accounting relationship provided all other hedge accounting criteria continue to be met (specifically points to counterparty credit worthiness). This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied under the prospective method or modified retrospective approach. Management has concluded that changes in its accounting required by this new guidance will not materially impact the Company's financial position or results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued guidance for stock compensation as a part of the simplification initiative that covers related tax accounting, cash flow presentation, and forfeitures. The two tax accounting related amendments are as follows: all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized within income tax expense or benefit in the income statement, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; and the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The cash flow presentation items sets forth that excess tax benefits should be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. For forfeitures, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance application is mixed among the various elements that include retrospective, prospective, and modified retrospective transition methods. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In June 2016, the FASB issued guidance relating to credit losses. The amendments require a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new guidance application is mixed among the various elements that include modified retrospective and prospective transition methods. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In August 2016, the FASB issued guidance to reduce existing diversity in practice in regards to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance specifically addresses the following items: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied retrospectively to each period presented at the date of adoption. Management is currently evaluating the impact on the Company's related disclosures.

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

Company Use of Non-GAAP Financial Measures

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions of businesses, financing transaction costs, and mark-to-market ("MTM") losses or gains for pension and other postretirement benefit plans). Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends. Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performance, make resource allocation decisions and evaluate organizational and individual performance in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain results in this Quarterly Report, in each case for the periods and in the amounts in the table below:

•	Asset impairments and restructuring charges, net, of which asset impairments are non-cash transactions impacting profitability;

•	MTM pension and other postretirement benefit plans losses resulting from interim remeasurements of a UK pension plan obligation;

•	Acquisition integration and transaction costs;

•
Costs resulting from the sale of acquired inventories at fair value, net of the last-in, first-out ("LIFO") impact for certain of these inventories (as required by purchase accounting, these inventories were marked to fair value);

•	Early debt extinguishment costs resulting from repayment of $500 million of 2.4% notes due June 2017;

•	Cost of disposition of claims against operations that were discontinued by Solutia, Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012; and

•	Gain from the sale of the Company's 50 percent interest in the Primester joint venture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core Items

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Non-core items impacting operating earnings:
Asset impairments and restructuring charges, net	$30	$21	$28	$130
Mark-to-market pension and other postretirement benefits loss	30	—	30	2
Acquisition integration and transaction costs	—	6	9	23
Additional costs of acquired inventories	—	—	—	7
Non-core items impacting earnings before income taxes:
Early debt extinguishment costs	—	—	9	—
Cost of disposition of claims against discontinued Solutia operations	—	—	5	—
Gain from sale of equity investment in Primester joint venture	—	—	(17)	—

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other charges (income), net,

•	Net earnings, and

•	Diluted earnings per share.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

The Company generated sales revenue of $2.3 billion and $2.4 billion in third quarter 2016 and 2015, respectively. Sales revenue decreased $160 million in third quarter 2016 compared to third quarter 2015, primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume more than offsetting higher sales volumes in the other operating segments.

The Company generated sales revenue of $6.8 billion and $7.4 billion in first nine months 2016 and 2015, respectively. Sales revenue decreased $603 million in first nine months 2016 compared to first nine months 2015, primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume more than offsetting higher AM segment sales volume.

Operating earnings were $356 million in third quarter 2016 compared with $432 million in third quarter 2015. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in third quarter 2016 and 2015 were $416 million and $459 million, respectively. Adjusted operating earnings decreased in third quarter 2016 as an increase in the AM segment was more than offset by declines in the other operating segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $1.1 billion in first nine months 2016 compared with $1.2 billion in first nine months 2015. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first nine months 2016 and 2015 were $1.2 billion and $1.4 billion, respectively. Adjusted operating earnings decreased in first nine months 2016 primarily due to a decline in the CI segment.

Net earnings and EPS and adjusted net earnings and EPS attributable to Eastman were as follows:

	Third Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$232	$1.56	$256	$1.71
Total non-core items, net of tax(1)	43	0.30	20	0.13
Net earnings excluding non-core items	$275	$1.86	$276	$1.84

	First Nine Months
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$738	$4.96	$724	$4.83
Total non-core items, net of tax(1)	42	0.29	128	0.86
Net earnings excluding non-core items	$780	$5.25	$852	$5.69

(1)	See "Results of Operations - Net Earnings and Diluted Earnings per Share" for the tax effected amount of each non-core item.

The Company generated $991 million in cash from operating activities in first nine months 2016.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Sales	$2,287	$2,447	$(160)	(7)%	$6,820	$7,423	$(603)	(8)%
Volume / product mix effect			3	—%			12	—%
Price effect			(161)	(7)%			(594)	(8)%
Exchange rate effect			(2)	—%			(21)	—%

Sales revenue decreased $160 million in third quarter 2016 compared to third quarter 2015, primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume more than offsetting higher sales volumes in the other operating segments. Sales revenue decreased $603 million in first nine months 2016 compared to first nine months 2015, primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume more than offsetting higher AM segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Gross Profit	$621	$695	(11)%	$1,860	$2,071	(10)%
Mark-to-market pension and other postretirement benefits loss	18	—		18	2
Additional costs of acquired inventories	—	—		—	7
Gross Profit excluding non-core items	$639	$695	(8)%	$1,878	$2,080	(10)%

Gross profit in third quarter and first nine months 2016 included an $18 million MTM loss as a result of a change to a UK pension plan which triggered an interim remeasurement of the plan obligation. Gross profit in first nine months 2015 included a $2 million MTM loss in the Fibers segment due to an interim remeasurement of a UK pension plan obligation triggered by the closure of the Workington, UK acetate tow manufacturing site. Gross profit in first nine months 2015 was negatively impacted $7 million in the AM segment by the sale of Commonwealth Laminating and Coating, Inc. ("Commonwealth") inventories, which were marked to fair value in the acquisition of Commonwealth. Excluding these non-core items, gross profit decreased in third quarter 2016 compared with third quarter 2015 as an increase in the AM segment of $22 million was more than offset by declines in the other operating segments of $80 million. Excluding these non-core items, gross profit decreased in first nine months 2016 compared with first nine months 2015 primarily due to a decline in the CI segment of $172 million. Gross profit in third quarter and first nine months 2016 includes the benefit of reduced labor and manufacturing costs from corporate cost reduction actions in first half 2016.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Selling, General and Administrative Expenses	$181	$183	(1)%	$538	$561	(4)%
Mark-to-market pension and other postretirement benefits loss	(12)	—		(12)	—
Acquisition integration and transaction costs	—	(6)		(9)	(23)
Selling, General and Administrative Expenses excluding non-core items	$169	$177	(5)%	$517	$538	(4)%

SG&A expenses in third quarter and first nine months 2016 included a $12 million MTM loss as a result of a change to a UK pension plan which triggered an interim remeasurement of the plan obligation. Included in first nine months 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014. Included in third quarter and first nine months 2015 SG&A expenses are integration and transaction costs associated with the Taminco Corporation ("Taminco") and Commonwealth acquisitions. Excluding these non-core items, SG&A expenses decreased in third quarter and first nine months 2016 compared with third quarter and first nine months 2015 primarily due to lower costs resulting from corporate cost reduction actions in first half 2016.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Research and Development Expenses	$54	$59	(8)%	$163	$168	(3)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Severance	$30	$3	$30	$17
Gain on sale of assets	—	—	(2)	—
Intangible asset and goodwill impairments	—	18	—	22
Fixed asset impairments	—	—	—	85
Site closure and restructuring charges	—	—	—	6
Total	$30	$21	$28	$130

As part of the Company's previously announced plan to reduce approximately $100 million of costs primarily in 2017, the Company recognized restructuring charges of $30 million for severance in third quarter 2016.

In first nine months 2016, there was a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® research and development ("R&D") site in France.

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

In first nine months 2015, net asset impairments and restructuring charges included $81 million of fixed asset impairments and $14 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site. Management expected annual cost savings in the Fibers segment of approximately $20 million as a result of the closure and those cost savings have been realized as of the end of the third quarter 2016. Additionally, in first nine months 2015, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing fixed asset and goodwill impairments of $8 million and restructuring charges of $4 million. Additionally, during first nine months 2015, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

For more information regarding asset impairments and restructuring charges and gains see Note 15, "Asset Impairments and Restructuring", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Operating earnings	$356	$432	(18)%	$1,131	$1,212	(7)%
Mark-to-market pension and other postretirement benefits loss	30	—		30	2
Asset impairments and restructuring charges, net	30	21		28	130
Acquisition integration and transaction costs	—	6		9	23
Additional costs of acquired inventories	—	—		—	7
Operating earnings excluding non-core items	$416	$459	(9)%	$1,198	$1,374	(13)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2016	2015	Change	2016	2015	Change
Gross interest costs	$73	$71		$219	$215
Less: Capitalized interest	2	1		7	5
Interest expense	71	70	1%	212	210	1%
Less: Interest income	7	4		21	12
Net interest expense	$64	$66	(3)%	$191	$198	(4)%

Early Debt Extinguishment Costs

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were used for the early repayment of $500 million of 2.4% notes due June 2017 and repayment of other borrowings. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. For additional information regarding the early extinguishment costs, see Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Foreign exchange transaction losses, net	$5	$14	$19	$9
(Income) loss from equity investments and other investment (gains) losses, net	(4)	(2)	(10)	(10)
Gain from sale of equity investment in Primester joint venture	—	—	(17)	—
Other, net	2	1	3	3
Other charges (income), net	$3	$13	$(5)	$2
Cost of disposition of claims against discontinued Solutia operations	—	—	(5)	—
Gain from sale of equity investment in Primester joint venture	—	—	17	—
Other charges (income), net excluding non-core items	$3	$13	$7	$2

Included in other charges (income), net are losses or gains on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. Foreign exchange transaction losses (gains), net include the revaluation of foreign entity assets and liabilities partially offset by gains and losses from certain derivative instruments, both items impacted primarily by the euro. See Note 8, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

First nine months 2016 other charges (income), net includes a gain of $17 million from the sale of the Company's interest in the Primester joint venture equity investment. For additional information, see Note 4, "Equity Investments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. First nine months 2016 other charges (income), net also includes cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015
Provision for income taxes	$56	$95	$195	$283
Effective tax rate	20%	27%	21%	28%

The third quarter and first nine months 2016 effective tax rates reflect a benefit from the extension of favorable U.S. federal tax provisions, primarily R&D tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes in fourth quarter of 2015. The favorable tax provisions will benefit all quarters in 2016, compared to only fourth quarter in 2015. The third quarter and first nine months 2016 effective tax rates include a tax benefit of $16 million related to foreign tax credits as a result of the amendment of prior year income tax returns. The first nine months 2016 effective tax rate includes a $16 million one-time benefit for the restoration of tax basis for which depreciation deductions were previously limited and a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns. The first nine months 2015 effective tax rate included a $6 million benefit from the settlement of non-U.S. income tax audits offset by an unfavorable foreign rate variance due to increased earnings in higher-tax jurisdictions.

Net Earnings and Diluted Earnings per Share

	Third Quarter
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$232	$1.56	$256	$1.71
Mark-to-market pension and other post-employment benefits loss, net of tax (1)	24	0.16	—	—
Asset impairments and restructuring charges, net of tax (2)	19	0.14	17	0.10
Acquisition integration and transaction costs, net of tax (3)	—	—	3	0.03
Net earnings attributable to Eastman excluding non-core items, net of tax	$275	$1.86	$276	$1.84

	First Nine Months
	2016		2015
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$738	$4.96	$724	$4.83
Mark-to-market pension and other post-employment benefits loss, net of tax (1)	24	0.16	1	0.01
Asset impairments and restructuring charges, net of tax (4)	15	0.10	109	0.72
Acquisition transaction and integration costs, net of tax (3)	5	0.04	14	0.10
Additional costs of acquired inventories, net of tax (3)	—	—	4	0.03
Early debt extinguishment costs, net of tax (3)	6	0.04	—	—
Cost of disposition of claims against discontinued Solutia operations, net of tax (3)	3	0.02	—	—
Gain from sale of equity investment in Primester joint venture, net of tax (3)	(11)	(0.07)	—	—
Net earnings attributable to Eastman excluding non-core items, net of tax	$780	$5.25	$852	$5.69

(1)	UK statutory tax rate was used because the expense was attributed to a UK operation.

(2)	Blended tax rates for the tax jurisdictions where the expenses are deductible were used.

(3)	A U.S. corporate tax rate comprised of the U.S. federal rate plus a blended state rate was used.

(4)
Blended statutory rates for the tax jurisdictions where the expenses are deductible were used. First nine months 2016 also included a tax benefit from resolution of tax deductions for 2014 asset impairments.

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

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$752	$794	$(42)	(5)%	$2,259	$2,428	$(169)	(7)%
Volume / product mix effect			13	2%			20	1%
Price effect			(55)	(7)%			(181)	(8)%
Exchange rate effect			—	—%			(8)	—%

Operating earnings	$160	$176	$(16)	(9)%	$481	$511	$(30)	(6)%
Asset impairments and restructuring gains, net	—	—	—		(2)	—	(2)
Operating earnings excluding non-core item	$160	$176	$(16)	(9)%	$479	$511	$(32)	(6)%

Sales revenue in third quarter 2016 decreased compared to third quarter 2015 due to lower selling prices partially offset by higher sales volume, across the segment. The lower selling prices are attributed to lower raw material and energy costs and competitive pressure across the segment, particularly in Asia Pacific.

Sales revenue in first nine months 2016 decreased compared to first nine months 2015 due to lower selling prices attributed to lower raw material and energy costs and competitive pressure across the segment, particularly in Asia Pacific.

Operating earnings decreased in third quarter 2016 compared to third quarter 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $23 million, partially offset by higher sales volume of $3 million.

Operating earnings in first nine months 2016 included a $2 million gain for the sale of previously impaired assets at the Crystex® R&D site in France. Excluding this non-core item, operating earnings decreased in first nine months 2016 compared to first nine months 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $32 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$638	$624	$14	2%	$1,873	$1,832	$41	2%
Volume / product mix effect			30	5%			94	5%
Price effect			(16)	(3)%			(48)	(3)%
Exchange rate effect			—	—%			(5)	—%

Operating earnings	$141	$98	$43	44%	$381	$301	$80	27%
Asset impairments and restructuring charges, net	—	18	(18)		—	18	(18)
Additional costs of acquired inventories	—	—	—		—	7	(7)
Operating earnings excluding non-core items	$141	$116	$25	22%	$381	$326	$55	17%

Sales revenue in third quarter and first nine months 2016 increased compared to third quarter and first nine months 2015 primarily due to higher sales volume of premium products, including Eastman Tritan® copolyester, Saflex® acoustic interlayers, and automotive performance films, partially offset by lower selling prices, primarily for other copolyesters, attributed to lower raw material and energy costs.

Operating earnings in third quarter and first nine months 2015 included $18 million of indefinite-lived intangible asset impairments, primarily to reduce the carrying value of trade names in the window films market to their estimated current fair value. Operating earnings in first nine months 2015 included additional costs of acquired Commonwealth inventories of $7 million.

Excluding the non-core items, operating earnings in third quarter and first nine months 2016 increased compared to third quarter and first nine months 2015 primarily due to the combined impact of higher sales volume and improved product mix of premium products and lower unit costs due to higher capacity utilization of $26 million and $69 million, respectively.

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$638	$697	$(59)	(8)%	$1,891	$2,224	$(333)	(15)%
Volume / product mix effect			10	2%			(15)	(1)%
Price effect			(68)	(10)%			(312)	(14)%
Exchange rate effect			(1)	—%			(6)	—%

Operating earnings	$39	$72	$(33)	(46)%	$121	$277	$(156)	(56)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in third quarter 2016 decreased compared to third quarter 2015 due to lower selling prices. The lower selling prices were primarily attributed to the negative impact of continued competitive pressures due to lower oil prices and weak demand in Asia Pacific.

Sales revenue in first nine months 2016 decreased compared to first nine months 2015 due to lower selling prices. The lower selling prices were primarily attributed to the negative impact of lower market prices for propylene, ethylene, and methanol and continued competitive pressures due to lower oil prices and weak demand in Asia Pacific.

Operating earnings decreased in third quarter 2016 compared to third quarter 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs and the reduced negative impact of commodity hedges on raw material costs, primarily for propane, by $44 million.

Operating earnings decreased in first nine months 2016 compared to first nine months 2015 primarily due to lower selling prices more than offsetting lower raw material and energy costs by $166 million.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%

Sales	$248	$320	$(72)	(23)%	$762	$903	$(141)	(16)%
Volume / product mix effect			(50)	(16)%			(86)	(10)%
Price effect			(22)	(7)%			(53)	(6)%
Exchange rate effect			—	—%			(2)	—%

Operating earnings	$79	$102	$(23)	(23)%	$237	$188	$49	26%
Asset impairments and restructuring charges, net	—	—	—		—	95	(95)
Operating earnings excluding non-core item	$79	$102	$(23)	(23)%	$237	$283	$(46)	(16)%

Sales revenue in third quarter and first nine months 2016 decreased compared to third quarter and first nine months 2015 primarily due to lower sales volume and lower selling prices, particularly for acetate tow. Lower acetate tow sales volume was primarily due to reduced sales in China attributed to weaker demand and customer backward integration and inventory destocking. Lower acetate tow selling prices was primarily due to lower industry capacity utilization rates.
Operating earnings in third quarter 2016 decreased compared to third quarter 2015 primarily due to lower sales volume of $25 million and lower selling prices exceeding lower raw material and energy costs by $12 million, partially offset by lower operating costs resulting from recent changes in segment business operations.

Operating earnings in first nine months 2015 included asset impairments and restructuring charges, net of $95 million for the closure of the Workington, UK acetate tow manufacturing site. Excluding this non-core item, operating earnings in first nine months 2016 decreased compared to first nine months 2015 primarily due to lower sales volume of $36 million and lower selling prices exceeding lower raw material and energy costs by $31 million, partially offset by lower operating costs resulting from changes in segment business operations and assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
(Dollars in millions)	2016	2015	2016	2015

Sales	$11	$12	$35	$36

Operating loss
Growth initiatives and businesses not allocated to segments	(17)	(18)	(59)	(66)
Pension and other postretirement benefits income, net not allocated to operating segments	(16)	11	9	28
Acquisition integration, transaction, and restructuring costs	(30)	(9)	(39)	(27)
Operating loss before non-core items	(63)	(16)	(89)	(65)
Asset impairments and restructuring charges, net	30	3	30	17
Mark-to-market pension and other postretirement benefits loss	30	—	30	2
Acquisition integration and transaction costs	—	6	9	23
Operating loss excluding non-core items	$(3)	$(7)	$(20)	$(23)

Sales revenue and costs related to growth initiatives, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown as "Other" sales revenue and "Other" operating loss. Sales revenue in third quarter and first nine months 2016 and third quarter and first nine months 2015 is primarily sales from the microfiber technology platform.

Included in third quarter and first nine months 2016 are restructuring costs of $30 million for severance resulting from the Company's previously announced actions to reduce costs. Also included in third quarter and first nine months 2016 is a $30 million MTM loss as a result of a change to a UK pension plan which triggered an interim remeasurement of the plan obligation. Included in first nine months 2016 are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.

Included in third quarter and first nine months 2015 operating loss are integration and transaction costs of $6 million and $23 million, respectively, primarily for the acquired Taminco and Commonwealth businesses. Included in first nine months 2015 operating loss are severance costs associated with the integration of Taminco of $4 million and $12 million for asset impairments and restructuring charges resulting from management's decision not to continue a growth initiative.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
United States and Canada	$1,028	$1,089	$(61)	(6)%	$3,064	$3,391	$(327)	(10)%
Asia Pacific	576	600	(24)	(4)%	1,601	1,741	(140)	(8)%
Europe, Middle East, and Africa	545	615	(70)	(11)%	1,760	1,865	(105)	(6)%
Latin America	138	143	(5)	(3)%	395	426	(31)	(7)%
	$2,287	$2,447	$(160)	(7)%	$6,820	$7,423	$(603)	(8)%

Sales revenue in United States and Canada decreased in third quarter and first nine months 2016 compared to third quarter and first nine months 2015, primarily due to lower selling prices in all operating segments, particularly in the CI and AFP segments.

Sales revenue in Asia Pacific decreased in third quarter and first nine months 2016 compared to third quarter and first nine months 2015, primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume partially offset by higher sales volume in the other operating segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa decreased in third quarter 2016 compared to third quarter 2015, primarily due to lower Fibers and AFP segments sales volume and lower selling prices in all operating segments. Sales revenue in Europe, Middle East, and Africa decreased in first nine months 2016 compared to first nine months 2015, primarily due to lower selling prices in all operating segments.

Sales revenue in Latin America decreased in third quarter 2016 compared to third quarter 2015, primarily due to lower selling prices in all operating segments, particularly in the CI segment partially offset by higher AFP and CI segments sales volume. Sales revenue in Latin America decreased in first nine months 2016 compared to first nine months 2015, primarily due to lower selling prices in all operating segments, particularly in the CI segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros. In addition, the Company engages in foreign currency derivative transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information concerning these practices, see Note 10, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2015 Annual Report on Form 10-K and "Risk Factors" of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash and Cash Flows

	First Nine Months
(Dollars in millions)	2016	2015
Net cash provided by (used in)
Operating activities	$991	$1,050
Investing activities	(359)	(467)
Financing activities	(717)	(481)
Effect of exchange rate changes on cash and cash equivalents	(1)	(7)
Net change in cash and cash equivalents	(86)	95
Cash and cash equivalents at beginning of period	293	214
Cash and cash equivalents at end of period	$207	$309

Cash provided by operating activities was $991 million in first nine months 2016 compared with $1.1 billion in first nine months 2015. The difference in cash from operating activities was primarily due to lower net earnings excluding non-core items in first nine months 2016 compared with first nine months 2015.

Cash used in investing activities decreased $108 million in first nine months 2016 compared with first nine months 2015 primarily due to $51 million less additions to properties and equipment, $37 million higher proceeds primarily from the sale of Primester, and $19 million less cash used for acquisitions.

Cash used in financing activities increased $236 million in first nine months 2016 compared with first nine months 2015 primarily due to an increase of $137 million in net repayment of borrowings and increases in share repurchases and dividend payments of $72 million and $25 million, respectively. Cash used in financing activities in first nine months 2016 included cash provided by $607 million net proceeds from the sale of euro-denominated 1.50% notes due 2023 and $200 million from a $250 million accounts receivable securitization agreement (the "A/R Facility") borrowings, and cash used in repayment of $500 million of 2.4% notes due June 2017 (including $7 million early redemption premium), repayment of $350 million of A/R Facility borrowings, and repayment of $100 million of Term Loan borrowings.

The priorities for uses of available cash in 2016 include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

Debt Securities and Term Loan

At September 30, 2016, the Company's borrowings totaled $6.6 billion with various maturities. See Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were €544 million ($607 million) and were used for the early repayment of $500 million of 2.4% notes due June 2017 and repayment of other borrowings. Total consideration for the partial redemption of 2.4% notes due June 2017 was $507 million ($500 million for the principal amount and $7 million for the early redemption premium) and are reported as financing activities on the Unaudited Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $498 million.

On October 31, 2016, the Company commenced a cash tender offer (the "Tender Offer") for up to $400 million combined aggregate principal amount of its 4.5% notes due 2021, 3.6% notes due 2022, 7 1/4% debentures due 2024, 7 5/8% debentures due 2024, 3.8% notes due 2025, and 7.60% debentures due 2027. The consummation of the Tender Offer is conditioned upon the offer and sale by the Company of new debt securities on terms acceptable to the Company and other customary closing conditions. In addition, on October 31, 2016 the Company delivered an irrevocable notice of redemption to the holders of the Company's 6.30% Notes due 2018 (the "2018 Notes"). In accordance with the terms and conditions of the 2018 Notes and the indenture governing the 2018 Notes, the Company will redeem the entire aggregate principal amount of the 2018 Notes outstanding on November 30, 2016.

The Company expects to refinance the remaining $500 million aggregate principal amount of its 2.4% notes due June 2017 with new borrowings prior to the due date.
In connection with the 2014 acquisition of Taminco, Eastman borrowed $1.0 billion under a five-year Term Loan. As of September 30, 2016, the Term Loan balance outstanding was $250 million with an interest rate of 1.77 percent. In second quarter 2016, $100 million of the Company's borrowings under the Term Loan were repaid using available cash. As of December 31, 2015, the Term Loan balance outstanding was $350 million with an interest rate of 1.67 percent. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates.

Other Commitments

The Company had various purchase obligations at September 30, 2016, totaling $1.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $259 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

In addition, the Company had other liabilities at September 30, 2016, totaling $1.9 billion related primarily to pension and other postretirement benefits, environmental loss contingency reserves, commodity and foreign exchange hedging, and accrued compensation benefits.

As of September 30, 2016, there have been no material changes to the Company's commitments at December 31, 2015. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2015 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has access to the sources of liquidity described below.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Commercial paper borrowings are classified as short-term. At September 30, 2016 and December 31, 2015, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2016, the Company's commercial paper borrowings were $175 million with a weighted average interest rate of 0.76 percent. At December 31, 2015, the Company's commercial paper borrowings were $430 million with a weighted average interest rate of 0.80 percent.

The Company has access to a $250 million A/R Facility that expires April 2019. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and a fee is paid to maintain availability of the A/R Facility. At September 30, 2016, the Company's borrowings under the A/R Facility were $50 million supported by trade receivables with an interest rate of 1.58 percent. In third quarter 2016, $150 million of the available amount under the A/R Facility was repaid. In first nine months 2016, $350 million of the available amount under the A/R Facility was repaid and $200 million borrowed. At December 31, 2015, the Company's borrowings under the A/R Facility were $200 million supported by trade receivables with an interest rate of 1.11 percent.

The Credit and A/R Facilities and the Term Loan contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. Total available borrowings under the Credit and A/R Facilities were $1,275 million and $842 million as of September 30, 2016 and December 31, 2015, respectively. Changes in available borrowings were due primarily to a decrease in commercial paper borrowings and borrowings under the A/R Facility. The Company would not have violated applicable covenants for these periods if the total available amounts of the facilities had been borrowed.

In first nine months 2016, the Company made $50 million in contributions to its U.S. defined benefit pension plans.

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

Capital Expenditures

Capital expenditures were $375 million and $426 million in first nine months 2016 and 2015, respectively, primarily for organic growth initiatives particularly in the AM and AFP segments and for manufacturing asset improvements. The Company expects that year-end 2016 capital spending to be between $600 million and $625 million, including the continuation of the expansion projects in Kuantan, Kingsport, and Longview along with site modernization projects in Kingsport and Longview.

Treasury Stock

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of September 30, 2016, a total of 6,171,629 shares have been repurchased under this authorization for a total amount of $473 million.

During third quarter and first nine months 2016, the Company repurchased 1,128,869 shares of common stock for a cost of $75 million and 1,760,940 shares of common stock for a cost of $120 million, respectively. During third quarter and first nine months 2015, the Company repurchased 221,578 shares of common stock for a cost of $17 million and 656,578 shares of common stock for a cost of $48 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.46 and $0.40 per share in third quarter 2016 and 2015, respectively, and $1.38 and $1.20 per share in first nine months 2016 and 2015, respectively.

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

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €158 million ($177 million) as of September 30, 2016 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, Germany, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in third quarter and first nine months 2016, were approximately $220 million and $680 million, respectively. The total amounts of cumulative receivables sold in third quarter and first nine months 2015, were approximately $245 million and $780 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $105 million and $106 million at September 30, 2016 and December 31, 2015, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

Environmental Matters and Asset Retirement Obligations

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2015 Annual Report on Form 10-K. The Company's total reserve for environmental contingencies was $325 million and $336 million at September 30, 2016 and December 31, 2015, respectively. At both September 30, 2016 and December 31, 2015, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	September 30, 2016	December 31, 2015
Environmental contingent liabilities, current	$30	$35
Environmental contingent liabilities, long-term	295	301
Total	$325	$336

Remediation

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $300 million to the maximum of $510 million and from the minimum or best estimate of $308 million to the maximum of $516 million at September 30, 2016 and December 31, 2015, respectively. The maximum estimated future costs are considered to be reasonably possible and include the amounts accrued at both September 30, 2016 and December 31, 2015. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2016 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2015	$308
Changes in estimates recognized in earnings and other	10
Cash reductions	(18)
Balance at September 30, 2016	$300

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate accrued to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $25 million and $28 million at September 30, 2016 and December 31, 2015, respectively.

Other

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $46 million at both September 30, 2016 and December 31, 2015.

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
adoption of specialty products;

•
cost reduction actions to result in cost savings of approximately $100 million in 2016, and additional cost reduction actions in second half 2016 to result in further cost savings of approximately $100 million, primarily in 2017;

•	acquisition costs and tax synergies;

•	cash generated by operating activities of approximately $1.5 billion;

•	capital spending to be between $600 million and $625 million;

•	priorities for uses of available cash in 2016 include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares; and

•	the full year effective tax rate on reported earnings before income tax to be between 22 and 23 percent, excluding non-core items.

Based on the foregoing expectations and assumptions, management expects that 2016 earnings per share excluding the non-core items in first nine months 2016 detailed under "Non-GAAP Financial Measures" in this MD&A and any non-core, unusual, or non-recurring items in fourth quarter 2016 to be between $6.70 and $6.80. The Company's fourth quarter 2016 financial results forecasts do not include non-core items (such as MTM pension and other postretirement benefit gains or loss in fourth quarter 2016) or any unusual or non-recurring items, and management accordingly is unable to reconcile projected full-year 2016 earnings excluding non-core and any unusual or non-recurring items to reported GAAP earnings without unreasonable efforts.

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

The Company and its facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Specifically, pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

Contemporaneously with its sale on May 26, 2016 of euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million), the Company designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries to protect the designated net investment against foreign currency fluctuations. At September 30, 2016, a 10% fluctuation in the euro currency rate would have a $61 million impact on the designated net investment value in the foreign subsidiary. As a result of the designation of the euro-denominated borrowings as a hedge of the net investment, foreign currency translation gains and losses on the borrowings are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Therefore, a foreign currency change in the designated investment value of the foreign subsidiary will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings.

Excluding the net investment hedge discussed above, there have been no other material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2015 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2016 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of September 30, 2016, a total of 6,171,629 shares have been repurchased under this authorization for a total amount of $473 million. During first nine months 2016, the Company repurchased 1,760,940 shares of common stock for a cost of $120 million. For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2016	293,851	$68.06	293,851	$582
August 1 - 31, 2016	405,000	$66.08	405,000	$555
September 1 - 30, 2016	430,018	$65.66	430,018	$527
Total	1,128,869	$66.44	1,128,869

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 4, 2016	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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

10.01 *
Amendment dated August 31, 2016 to the Amended and Restated $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent

10.02 *
Amendment dated August 31, 2016 to the Second Amended and Restated Five-Year Credit Agreement, dated as of October 9, 2014 (amended October 9, 2015), among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers

10.03 *	2016 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice **

10.04 *	Amended and Restated Eastman Directors' Deferred Compensation Plan **

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2016

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2016

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2016

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2016

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.