Form 10-Q
period 2017-03-31
EASTMAN CHEMICAL CO
filed 2017-05-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES [X]  NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]
			Emerging growth company	[ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2017
Common Stock, par value $0.01 per share	145,827,050
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	44

1A.	Risk Factors	44

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

6.	Exhibits	45

SIGNATURES

Signatures	46

EXHIBIT INDEX

Exhibit Index	47

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; exposure to, and effects of hedging of, raw material and energy costs; foreign currencies and interest rates; disruption of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part I, Item 2 of this Quarterly Report. Other factors, risks or uncertainties of which we are not aware, or presently deem immaterial, could also cause actual results to differ materially from those in the forward-looking statements.

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise.

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2017	2016
Sales	$2,303	$2,236
Cost of sales	1,678	1,602
Gross profit	625	634
Selling, general and administrative expenses	174	183
Research and development expenses	54	54
Asset impairments and restructuring gains, net	—	(2)
Operating earnings	397	399
Net interest expense	60	64
Other (income) charges, net	(4)	12
Earnings before income taxes	341	323
Provision for income taxes	62	72
Net earnings	279	251
Less: Net earnings attributable to noncontrolling interest	1	—
Net earnings attributable to Eastman	$278	$251

Basic earnings per share attributable to Eastman	$1.90	$1.70
Diluted earnings per share attributable to Eastman	$1.89	$1.69

Comprehensive Income
Net earnings including noncontrolling interest	$279	$251
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	7	106
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(7)
Derivatives and hedging:
Unrealized loss during period	(21)	(18)
Reclassification adjustment for (gains) losses included in net income, net	(4)	4
Total other comprehensive income (loss), net of tax	(25)	85
Comprehensive income including noncontrolling interest	254	336
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to Eastman	$253	$336
Retained Earnings
Retained earnings at beginning of period	$5,721	$5,146
Net earnings attributable to Eastman	278	251
Cash dividends declared	(74)	(67)
Retained earnings at end of period	$5,925	$5,330

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$197	$181
Trade receivables, net of allowance for doubtful accounts	982	812
Miscellaneous receivables	423	399
Inventories	1,495	1,404
Other current assets	68	70
Total current assets	3,165	2,866
Properties
Properties and equipment at cost	11,780	11,699
Less: Accumulated depreciation	6,459	6,423
Net properties	5,321	5,276
Goodwill	4,484	4,461
Intangible assets, net of accumulated amortization	2,434	2,469
Other noncurrent assets	351	385
Total assets	$15,755	$15,457
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,332	$1,512
Borrowings due within one year	305	283
Total current liabilities	1,637	1,795
Long-term borrowings	6,578	6,311
Deferred income tax liabilities	1,269	1,206
Post-employment obligations	1,009	1,018
Other long-term liabilities	535	519
Total liabilities	11,028	10,849
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 217,989,425 and 217,707,600 for 2017 and 2016, respectively)	2	2
Additional paid-in capital	1,930	1,915
Retained earnings	5,925	5,721
Accumulated other comprehensive income (loss)	(306)	(281)
	7,551	7,357
Less: Treasury stock at cost (72,213,173 shares for 2017 and 71,269,474 shares for 2016)	2,900	2,825
Total Eastman stockholders' equity	4,651	4,532
Noncontrolling interest	76	76
Total equity	4,727	4,608
Total liabilities and stockholders' equity	$15,755	$15,457

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2017	2016
Operating activities
Net earnings	$279	$251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145	147
Provision for deferred income taxes	31	9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(149)	(144)
(Increase) decrease in inventories	(82)	(2)
Increase (decrease) in trade payables	(26)	(62)
Pension and other postretirement contributions (in excess of) less than expenses	(36)	(23)
Variable compensation (in excess of) less than expenses	(84)	(109)
Other items, net	(26)	(16)
Net cash provided by operating activities	52	51
Investing activities
Additions to properties and equipment	(133)	(110)
Proceeds from sale of assets	1	6
Acquisitions, net of cash acquired	(4)	(21)
Other items, net	—	(1)
Net cash used in investing activities	(136)	(126)
Financing activities
Net increase in commercial paper and other borrowings	—	82
Proceeds from borrowings	250	—
Repayment of borrowings	—	(10)
Dividends paid to stockholders	(75)	(68)
Treasury stock purchases	(75)	(20)
Proceeds from stock option exercises and other items, net	2	—
Net cash provided by (used in) financing activities	102	(16)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net change in cash and cash equivalents	16	(91)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$197	$202

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2016 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. The December 31, 2016 financial position data included herein was derived from the audited consolidated financial statements included in the 2016 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). The unaudited consolidated financial statements are prepared in conformity with GAAP and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2017	2016
Finished goods	$1,058	$997
Work in process	213	198
Raw materials and supplies	488	473
Total inventories at FIFO or average cost	1,759	1,668
Less: LIFO reserve	264	264
Total inventories	$1,495	$1,404

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent of total inventories at both March 31, 2017 and December 31, 2016.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2017	2016
Trade creditors	$668	$704
Accrued payrolls, vacation, and variable-incentive compensation	110	196
Post-employment obligations	88	110
Accrued taxes	76	106
Other	390	396
Total payables and other current liabilities	$1,332	$1,512

The "Other" above consists primarily of accruals for dividends payable, hedging liability, interest payable, the current portion of environmental liabilities, and miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2017		2016
	$	%	$	%
Provision for income taxes and tax rate	$62	18%	$72	22%

The first quarter 2017 effective tax rate includes adjustments to the tax provision to reflect planned amendments to and finalization of prior years' income tax returns. The first quarter 2016 effective tax rate includes a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns.

5.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2017	2016
Borrowings consisted of:
5.5% notes due November 2019	$249	$249
2.7% notes due January 2020	796	796
4.5% notes due January 2021	184	184
3.6% notes due August 2022	740	741
1.50% notes due May 2023	797	786
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	689	689
1.875% notes due November 2026	527	519
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	492	493
4.65% notes due October 2044	871	870
Credit facilities borrowings	799	549
Commercial paper borrowings	295	280
Capital leases and other	9	3
Total borrowings	6,883	6,594
Borrowings due within one year	305	283
Long-term borrowings	$6,578	$6,311

Credit Facility and Commercial Paper Borrowings

In December 2014, Eastman borrowed $1 billion under a five-year term loan ("2019 Term Loan"). As of March 31, 2017, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.23 percent. As of December 31, 2016, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.02 percent. In December 2016, the Company borrowed $300 million under a second five-year term loan ("2021 Term Loan"). As of March 31, 2017, the 2021 Term Loan agreement balance outstanding was $299 million with an interest rate of 2.23 percent. As of December 31, 2016, the 2021 Term Loan balance outstanding was $299 million, net of debt issue costs, with an interest rate of 1.95 percent. Borrowings under the 2019 Term Loan and 2021 Term Loan agreements are subject to interest at varying spreads above quoted market rates.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Commercial paper borrowings are classified as short-term. At March 31, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2017, the Company's commercial paper borrowings were $295 million with a weighted average interest rate of 1.24 percent. At December 31, 2016, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.12 percent.

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2017, the entire $250 million available under the A/R Facility was borrowed and remained outstanding at March 31, 2017 with an interest rate of 1.77 percent. At December 31, 2016, the Company had no borrowings under the A/R Facility.

The Credit and A/R Facilities and other borrowing arrangements contain a number of customary covenants and events of default, including requirements to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2017 and December 31, 2016.

Fair Value of Borrowings

The Company has classified its long-term borrowings at March 31, 2017 and December 31, 2016, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings under the Term Loans and the A/R Facility equals the carrying value and is classified as Level 2.

		Fair Value Measurements at March 31, 2017
(Dollars in millions)	Recorded Amount March 31, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,578	$6,898	$6,099	$799	$—

		Fair Value Measurements at December 31, 2016
(Dollars in millions)	Recorded Amount December 31, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Long-term borrowings	$6,311	$6,586	$6,036	$550	$—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

For further information on hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The effective portion of qualifying hedges are reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") located in the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The effective portion of qualifying hedges are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The effective portion of the gain or loss on the net investment hedges are reported as a component of "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" ("OCI") located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings'" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table shows the notional amounts outstanding at March 31, 2017 and December 31, 2016 associated with the Company's hedging programs.

Notional Outstanding	March 31, 2017	December 31, 2016

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€336	€378
EUR/USD (in approximate USD equivalent)	$359	$398
JPY/USD (in JPY)	¥1,350	¥1,800
JPY/USD (in approximate USD equivalent)	$12	$15
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	10	11
Energy (in million million british thermal units)	23	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,239	€1,238

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the financial assets and liabilities valued on a gross basis as of March 31, 2017 and December 31, 2016. Additionally, the table below indicates where the derivatives are reported on the Unaudited Consolidated Statements of Financial Position. During the periods presented, there were no transfers between fair value hierarchy levels.

The Financial Position and Gross Fair Value Measurements of Hedging Instruments
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2017 Level 2	December 31, 2016 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$2	$5
Commodity contracts	Other noncurrent assets	1	2
Foreign exchange contracts	Other current assets	47	49
Foreign exchange contracts	Other noncurrent assets	34	47

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Total Derivative Assets on Gross Basis		$84	$104

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$72	$62
Commodity contracts	Other long-term liabilities	74	69

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	4	4
Total Derivative Liabilities on Gross Basis		$150	$135
Total Net Derivative Liabilities on Gross Basis		$66	$31

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.3 billion associated with non-derivative instruments designated as foreign currency net investment hedges at both March 31, 2017 and December 31, 2016. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

All of the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. Had it chosen to present the derivatives contracts on a net basis, it would have a derivative in a net asset position of $84 million and a derivative in a net liability position of $150 million as of March 31, 2017. The Company does not have any cash collateral due under such agreements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

All of the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance. The Company diversifies its positions among such counterparties in order to reduce its exposure to counterparty risk and credit losses and monitors the creditworthiness of its counterparties on an on-going basis. The Company had no credit losses during first quarter 2017 and 2016.

The table below presents the effect of hedging instruments on OCI and the financial performance for first quarter 2017 and 2016:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives (effective portion)		Pre-tax amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Additional pre-tax gain/(loss) recognized in earnings (effective portion)
	First Quarter		First Quarter		First Quarter
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$(16)	$30	$(7)	$(20)	$—	$—	Cost of sales
Foreign exchange contracts	(10)	(26)	12	15	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	1	(18)	(1)	(2)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	1	3	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(18)	—	—	—	—	—	N/A
Nonqualifying derivatives(1):
Foreign Exchange Contracts	—	—	—	—	(6)	9	Other (income) charges, net

(1)
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $116 million at March 31, 2017 and losses of $400 million at March 31, 2016. Losses in AOCI decreased March 31, 2017 compared to March 31, 2016 primarily as a result of an increase in commodity prices, particularly propane, and a decrease in foreign currency exchange rates, particularly the euro. If realized, approximately $30 million in pre-tax losses, as of March 31, 2017, will be reclassified into earnings during the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Any ineffective portions of the hedging programs are immediately recognized in earnings. The Company recognized pre-tax losses for ineffectiveness of the commodity hedging portfolio of $1 million and $2 million during first quarter 2017 and 2016, respectively. With the exception of the ineffectiveness on the commodity hedging portfolio, there was no material ineffectiveness of the remaining hedging programs during first quarter 2017 and 2016.

7.	RETIREMENT PLANS

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. In addition, Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Eastman provides a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that will end on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. Costs recognized for these benefits are estimated amounts, which may change as actual costs derived for the year are determined.

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$9	$3	$10	$3	$1	$2
Interest cost	17	5	18	6	6	7
Expected return on assets	(35)	(8)	(34)	(8)	(2)	(2)
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(10)	(10)
Net periodic benefit (credit) cost	$(10)	$—	$(7)	$1	$(5)	$(3)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2017, totaling approximately $3 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $272 million over a period of approximately 40 years. Of the total lease commitments, approximately 45 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $88 million at March 31, 2017 and consist primarily of leases for railcars that will expire beginning in second quarter 2017. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of approximately $35 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote.

Other Off Balance Sheet Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €150 million ($160 million) as of March 31, 2017 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in first three months 2017 and 2016 were approximately $250 million and $235 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $120 million and $99 million at March 31, 2017 and December 31, 2016, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. The Company's total reserve for environmental contingencies was $318 million and $321 million at March 31, 2017 and December 31, 2016, respectively. At both March 31, 2017 and December 31, 2016, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2017	December 31, 2016
Environmental contingent liabilities, current	$30	$30
Environmental contingent liabilities, long-term	288	291
Total	$318	$321

Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $291 million to the maximum of $497 million and from the best estimate or minimum of $295 million to the maximum of $503 million at March 31, 2017 and December 31, 2016, respectively. The estimated future costs are considered to be reasonably possible and include the amounts recognized at both March 31, 2017 and December 31, 2016.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2017 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2016	$295
Changes in estimates recognized in earnings and other	2
Cash reductions	(6)
Balance at March 31, 2017	$291

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $27 million and $26 million at March 31, 2017 and December 31, 2016, respectively.

Other

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $46 million at both March 31, 2017 and December 31, 2016.

10.	LEGAL MATTERS

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

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2017 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2016	$2	$1,915	$5,721	$(281)	$(2,825)	$4,532	$76	$4,608
Net Earnings	—	—	278	—	—	278	1	279
Cash Dividends Declared (1) ($0.51 per share)	—	—	(74)	—	—	(74)	—	(74)
Other Comprehensive Income	—	—	—	(25)	—	(25)	—	(25)
Share-Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	6	—	—	—	6	—	6
Other	—	(5)	—	—	—	(5)	(1)	(6)
Share Repurchases	—	—	—	—	(75)	(75)	—	(75)
Balance at March 31, 2017	$2	$1,930	$5,925	$(306)	$(2,900)	$4,651	$76	$4,727

(1)	Cash dividends declared includes cash dividends paid and dividends declared, but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(284)	$129	$(234)	$(1)	$(390)
Period change	(97)	34	172	—	109
Balance at December 31, 2016	(381)	163	(62)	(1)	(281)
Period change	7	(7)	(25)	—	(25)
Balance at March 31, 2017	$(374)	$156	$(87)	$(1)	$(306)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2017		2016
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$7	$7	$106	$106
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(11)	(7)	(11)	(7)
Derivatives and hedging: (2)
Unrealized loss during period	(34)	(21)	(30)	(18)
Reclassification adjustment for (gains) losses included in net income, net	(6)	(4)	7	4
Total other comprehensive income (loss)	$(44)	$(25)	$72	$85

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 7, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, see Note 6, "Derivative and Non-Derivative Financial Instruments".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
(In millions, except per share amounts)	2017	2016
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$278	$251

Denominator
Weighted average shares used for basic EPS	146.2	147.8
Dilutive effect of stock options and other awards	1.0	1.0
Weighted average shares used for diluted EPS	147.2	148.8

(Calculated using whole dollars and shares)
EPS
Basic	$1.90	$1.70
Diluted	$1.89	$1.69

In first quarter 2017 and 2016, options to purchase 1,008,667 and 1,081,423 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. First quarter 2017 and 2016 reflect the impact of share repurchases of 943,699 and 287,281, respectively.

The Company declared cash dividends of $0.51 and $0.46 per share in first quarter 2017 and 2016, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING

In first quarter 2017, there were no asset impairment and restructuring charges. In first quarter 2016, there was a gain of $2 million in the Additives & Functional Products segment for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France.

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2017 and full year 2016:

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2017
Severance costs	$42	$—	$—	$(17)	$25
Site closure and restructuring costs	13	—	—	—	13
Total	$55	$—	$—	$(17)	$38

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2016
Non-cash charges	$—	$12	$(12)	$—	$—
Severance costs	55	32	—	(45)	42
Site closure and restructuring costs	11	1	4	(3)	13
Total	$66	$45	$(8)	$(48)	$55

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2017 and 2016, $14 million and $13 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $3 million in both periods related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For both first quarter 2017 and 2016, $2 million of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite vesting period. The impact on first quarter 2017 and 2016 net earnings of $9 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2017 and 2016, the number of stock options granted under the 2012 Omnibus Stock Compensation Plan were approximately 746,000 and 550,000, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2017 and 2016 are provided in the table below:

	First Quarter
Assumptions	2017	2016
Expected volatility rate	20.45%	23.71%
Expected dividend yield	2.64%	2.31%
Average risk-free interest rate	1.91%	1.23%
Expected term years	5.1	5.0

The grant date exercise price and fair value of options granted during first quarter 2017 were $80.25 and $11.79, respectively, and during first quarter 2016 were $65.16 and $10.97, respectively.

For options unvested at March 31, 2017, $8 million in compensation expense will be recognized over the next three years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance share awards, restricted stock and restricted stock unit awards, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2017 and 2016 for the 2017-2019 and 2016-2018 periods were approximately 360,000 and 400,000, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards during first quarter 2017 and 2016 were approximately 150,000 and 160,000, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2017 and 2016, $11 million and $10 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2017 was $86 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position:

(Dollars in millions)	First Three Months
	2017	2016
Other current assets	$5	$—
Other noncurrent assets	9	38
Payables and other current liabilities	(36)	24
Long-term liabilities and equity	(4)	(78)
Total	$(26)	$(16)

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each segment, see Part 1, Item 1, Business -- Business Segments and Part II, Item 8, Note 20, "Segment Information", in the Company's 2016 Annual Report on Form 10-K.

	First Quarter
(Dollars in millions)	2017	2016
Sales
Additives & Functional Products	$773	$737
Advanced Materials	634	589
Chemical Intermediates	670	620
Fibers	213	280
Total Sales by Segment	2,290	2,226
Other	13	10
Total Sales	$2,303	$2,236

	First Quarter
(Dollars in millions)	2017	2016
Operating Earnings (Loss)
Additives & Functional Products	$152	$153
Advanced Materials	121	108
Chemical Intermediates	82	67
Fibers	52	86
Total Operating Earnings by Segment	407	414
Other
Growth initiatives and businesses not allocated to segments	(28)	(18)
Pension and other postretirement benefits income, net not allocated to operating segments	18	12
Acquisition integration and transaction costs	—	(9)
Total Operating Earnings	$397	$399

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2017	2016
Assets by Segment (1)
Additives & Functional Products	$6,397	$6,255
Advanced Materials	4,318	4,247
Chemical Intermediates	2,971	2,927
Fibers	955	920
Total Assets by Segment	14,641	14,349
Corporate Assets	1,114	1,108
Total Assets	$15,755	$15,457

(1)
Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets. Segment asset balances for shared fixed assets within the CI and Fibers segments as of December 31, 2016 have been reclassified to conform to current period allocation methodology.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that provides a five-step process to the principles-based guidance. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regards to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that include clarification of the collectability criterion, specification for the measurement of noncash considerations, clarifies a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and practical expedients. In December 2016, the FASB issued additional corrections and improvements that affect various narrow aspects of the guidance. The effective date for all amendments is the same as that of the revenue standard stated above. Management does not expect that changes in its accounting required by this new guidance will materially impact the Company's financial position or results of operations and related disclosures. Management plans to adopt the new guidance January 1, 2018, and anticipates adopting retrospectively to each prior reporting period presented with the election of applicable practical expedients.

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance and operating. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In June 2016, the FASB issued guidance relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new guidance application is mixed among the various elements that include modified retrospective and prospective transition methods. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued guidance as a part of its simplification initiative in regards to income tax of intra-entity asset transfers. The release requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory that prohibited recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently evaluating the impact on the Company's related disclosures.

In January 2017, the FASB issued guidance clarifying the definition of a business that provides a two-step analysis in the determination of whether an acquisition or derecognition is a business or an asset. The update removes the evaluation of whether a market participant could replace any missing elements and provides a framework to assist entities in evaluating whether both an input and a substantive process are present. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted for transactions that meet specified criteria. This guidance is to be applied on a prospective basis for transactions that occur after the effective date.

In January 2017, the FASB issued guidance as a part of its simplification initiative that bases the impairment of goodwill on any difference for which the carrying value is greater than the fair value of the reporting unit. This guidance is effective for annual reporting periods, or interim period testing performed, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment testing performed after January 1, 2017. This guidance is to be applied on a prospective basis for goodwill testing that occur after the effective date.

In February 2017, the FASB issued guidance that clarifies the scope of nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. This guidance is effective at the same time as the amendments in the revenue recognition standard stated above, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and must be applied in conjunction with that standard. Adoption can be applied either on a retrospective or modified retrospective approach. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefit costs that will require the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. In addition, the amendment prescribes only the service cost component to be eligible for capitalization. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied retrospectively for income statement effect and prospectively for balance sheet effects. Management is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2016 Annual Report on Form 10-K, the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2016 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in "Overview", "Results of Operations", "Summary by Operating Segment", and "2017 Outlook" in this MD&A.

Company Use of Non-GAAP Financial Measures

Non-Core Items and any Unusual or Non-Recurring Items

In addition to evaluating the Company's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly arise from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. These transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations (such as asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions of businesses, financing transaction costs, and mark-to-market losses or gains for pension and other postretirement benefit plans). Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on our results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends.

Adjusted Tax Rate and Provision for Income Taxes

For interim periods beginning first quarter 2017, the Company will disclose non-GAAP earnings with an adjusted effective tax rate and a resulting adjusted provision for income taxes using the Company's then current forecasted tax rate for the full year. The adjusted effective tax rate and resulting adjusted provision for income taxes are equal to the Company's projected full year effective tax rate and provision for income taxes on earnings excluding non-core items for completed periods. The adjusted effective tax rate and resulting adjusted provision for income taxes may fluctuate during the year for changes in events and circumstances that change the Company's forecasted annual effective tax rate and resulting provision for income taxes excluding non-core items. Management discloses this adjusted effective tax rate, and the related reconciliation to the GAAP effective tax rate, to provide investors more complete and consistent comparisons of the Company's operational performance on a period-over-period interim basis and on the same basis as management evaluates quarterly financial results to provide a better indication of expected full year results. The Company did not forecast a full year effective tax rate or provision for income taxes on this basis in prior periods, and accordingly is not presenting an adjusted effective tax rate or provision for income taxes for periods prior to first quarter 2017.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The non-core items excluded by management in its evaluation of certain results in this Quarterly Report are described, and these non-core items and adjustments to provision for income taxes are quantified, below:

•	Asset impairments and restructuring gains, net, of which asset impairments are non-cash transactions impacting profitability;

•	Acquisition integration and transaction costs; and

•	Cost of disposition of claims against operations that were discontinued by Solutia, Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012.

Excluded Non-Core Items and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2017	2016
Non-core items impacting operating earnings:
Asset impairments and restructuring gains, net	$—	$(2)
Acquisition integration and transaction costs	—	9
Total non-core items impacting operating earnings	—	7
Non-core items impacting earnings before income taxes:
Cost of disposition of claims against discontinued Solutia operations	—	5
Total non-core items impacting earnings before income taxes	—	5
Less: Items impacting provision for income taxes:
Tax provision for non-core items	—	8
Adjustment to tax provision	9	—
Total items impacting provision for income taxes	9	8
Total items impacting net earnings attributable to Eastman	$(9)	$4

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other (income) charges, net,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

The Company generated sales revenue of $2.3 billion and $2.2 billion in first quarter 2017 and 2016, respectively. Sales revenue increased $67 million in first quarter 2017 compared to first quarter 2016, as increases in the AM, CI, and AFP segments were partially offset by a decline in the Fibers segment.

Operating earnings were $397 million in first quarter 2017 compared with $399 million in first quarter 2016. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first quarter 2016 were $406 million. Adjusted operating earnings decreased in first quarter 2017 as increases in the AM and CI segments were more than offset by a decline in the Fibers segment.

Net earnings attributable to Eastman and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2017		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$278	$1.89	$251	$1.69
Total non-core items, net of tax (1)	—		4
Adjustment to tax provision (1)	(9)		—
Adjusted net earnings	$269	$1.83	$255	$1.71

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for first quarter 2017 and the tax effected amount of total non-core items for first quarter 2016.

The Company generated $52 million in cash from operating activities in first three months 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%
Sales	$2,303	$2,236	$67	3%
Volume / product mix effect			81	4%
Price effect			4	—%
Exchange rate effect			(18)	(1)%

Sales revenue increased $67 million in first quarter 2017 compared to first quarter 2016 as increases in the AM, CI, and AFP segments were partially offset by a decline in the Fibers segment.

Gross Profit

	First Quarter
(Dollars in millions)	2017	2016	Change
Gross Profit	$625	$634	(1)%

Gross profit decreased slightly in first quarter 2017 compared with first quarter 2016 as increases in the AM and CI segments were more than offset by a decline in the Fibers segment. Gross profit in 2017 includes the benefit of lower labor and manufacturing costs from corporate cost reduction actions taken in 2016.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2017	2016	Change
Selling, General and Administrative Expenses	$174	$183	(5)%
Acquisition integration and transaction costs	—	(9)
Selling, General and Administrative Expenses excluding non-core items	$174	$174	—%

Included in first quarter 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth Laminating & Coating, Inc. ("Commonwealth") business acquired in December 2014.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2017	2016	Change
Research and Development Expenses	$54	$54	—%

Asset Impairments and Restructuring

	First Quarter
(Dollars in millions)	2017	2016
Gain on sale of assets	$—	$(2)
Total	$—	$(2)

In first quarter 2016 there was a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® insoluble sulfur research and development ("R&D") site in France.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges and gains see Note 13, "Asset Impairments and Restructuring", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	First Quarter
(Dollars in millions)	2017	2016	Change
Operating earnings	$397	$399	(1)%
Asset impairments and restructuring gains, net	—	(2)
Acquisition integration and transaction costs	—	9
Operating earnings excluding non-core items	$397	$406	(2)%

Net Interest Expense

	First Quarter
(Dollars in millions)	2017	2016	Change
Gross interest costs	$68	$73
Less: Capitalized interest	2	3
Interest expense	66	70	(6)%
Less: Interest income	6	6
Net interest expense	$60	$64	(6)%

Net interest expense decreased in first quarter 2017 compared with first quarter 2016 as a result of the refinancing in 2016 of certain outstanding public debt with proceeds of the sale of new debt securities and term loan borrowings.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2017	2016
Foreign exchange transaction (gains) losses, net	$(1)	$11
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(2)
Other, net	—	3
Other (income) charges, net	$(4)	$12
Cost of disposition of claims against discontinued Solutia operations	—	(5)
Other (income) charges, net excluding non-core item	$(4)	$7

Included in other (income) charges, net are losses or gains on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. In first quarter 2016, foreign exchange transaction (gains) losses, net, included the revaluation of foreign entity assets and liabilities losses partially offset by gains from certain derivative instruments, both items impacted primarily by the euro. See Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

First quarter 2016 other (income) charges, net also included cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	First Quarter
	2017		2016
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$62	18%	$72	22%
Tax provision for non-core items (1)	—		8
Adjustment to tax provision (2)	9		—
Adjusted provision for income taxes and effective tax rate	$71	21%	$80	24%

(1)	Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)	The adjusted provision for income taxes for first quarter 2017 is calculated applying the forecasted full year effective tax rate as shown below.

First Quarter
2017
Effective tax rate	18%
Discrete tax items (1)	5%
Changes in tax contingencies and valuation allowances	(1)%
Forecasted full year impact of expected tax events	(1)%
Forecasted full year effective tax rate	21%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First quarter 2017 discrete items consist of planned amendments to and finalization of prior years' income tax returns.

Net Earnings and Diluted Earnings per Share

	First Quarter
	2017
(Dollars in millions, except diluted EPS)	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$278	$1.89
Less: Adjustment to tax provision	9
Adjusted net earnings and diluted earnings per share	$269	$1.83

	First Quarter
	2016
(Dollars in millions, except diluted EPS)	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$251	$1.69
Non-core items:
Asset impairments and restructuring gains, net	(2)
Acquisition integration and transaction costs	9
Cost of disposition of claims against discontinued Solutia operations	5
Total non-core items	12
Less: Tax provision for non-core items	8
Adjusted net earnings and diluted earnings per share	$255	$1.71

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each segment, see Part 1, Item 1, Business - Business Segments and Part II, Item 8, Note 20, "Segment Information", in the Company's 2016 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%

Sales	$773	$737	$36	5%
Volume / product mix effect			60	8%
Price effect			(15)	(2)%
Exchange rate effect			(9)	(1)%

Operating earnings	$152	$153	$(1)	(1)%
Asset impairments and restructuring gains, net	—	(2)	2
Operating earnings excluding non-core item	$152	$151	$1	1%

Sales revenue in first quarter 2017 increased compared to first quarter 2016 due to higher sales volume across the segment, partially offset by lower selling prices and an unfavorable shift in foreign currency exchange rates. The lower selling prices were primarily attributed to lower raw material prices in the prior year.

Operating earnings in first quarter 2016 included a $2 million gain for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France. Operating earnings were relatively unchanged in first quarter 2017 compared to first quarter 2016 as higher sales volume of $24 million was mostly offset by higher raw material and energy costs and lower selling prices of $25 million and an unfavorable shift in foreign currency exchange rates of $4 million.

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%

Sales	$634	$589	$45	8%
Volume / product mix effect			56	10%
Price effect			(6)	(1)%
Exchange rate effect			(5)	(1)%

Operating earnings	$121	$108	$13	12%

Sales revenue in first quarter 2017 increased compared to first quarter 2016 due to higher sales volume of premium products, including Eastman Tritan® copolyester, automotive performance films, and Saflex® acoustic interlayers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in first quarter 2017 increased compared to first quarter 2016 primarily due to the combined impact of higher sales volume and improved product mix of premium products and lower unit costs due to higher capacity utilization of $39 million, partially offset by higher raw material and energy costs and lower selling prices of $17 million.

Chemical Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%

Sales	$670	$620	$50	8%
Volume / product mix effect			3	1%
Price effect			51	8%
Exchange rate effect			(4)	(1)%

Operating earnings	$82	$67	$15	22%

Sales revenue in first quarter 2017 increased compared to first quarter 2016 primarily due to higher selling prices. The higher selling prices were attributed to higher raw material prices and improved competitive conditions.

Operating earnings increased in first quarter 2017 compared to first quarter 2016 primarily due to $12 million reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane.

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%

Sales	$213	$280	$(67)	(24)%
Volume / product mix effect			(40)	(15)%
Price effect			(26)	(9)%
Exchange rate effect			(1)	—%

Operating earnings	$52	$86	$(34)	(40)%

Sales revenue in first quarter 2017 decreased compared to first quarter 2016 primarily due to lower sales volume and lower selling prices, particularly for acetate tow. Lower acetate tow sales volume was primarily due to reduced sales in China and customer buying patterns. Lower acetate tow selling prices were primarily due to lower industry capacity utilization rates.
Operating earnings in first quarter 2017 decreased compared to first quarter 2016 due to approximately $41 million of lower sales volume and lower selling prices, partially offset by lower operating costs resulting from changes in segment business operations and assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	First Quarter
(Dollars in millions)	2017	2016

Sales	$13	$10

Operating loss
Growth initiatives and businesses not allocated to segments	$(28)	$(18)
Pension and other postretirement benefits income, net not allocated to operating segments	18	12
Acquisition integration and transaction costs	—	(9)
Operating loss before non-core items	(10)	(15)
Acquisition integration and transaction costs	—	9
Operating loss excluding non-core items	$(10)	$(6)

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in "Other". Sales revenue in first quarter 2017 and first quarter 2016 is primarily sales from the microfiber technology platform.

Included in first quarter 2016 operating losses were transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2017	2016	$	%
United States and Canada	$1,066	$1,006	$60	6%
Asia Pacific	512	495	17	3%
Europe, Middle East, and Africa	600	612	(12)	(2)%
Latin America	125	123	2	2%
	$2,303	$2,236	$67	3%

Sales revenue in United States and Canada increased in first quarter 2017 compared to first quarter 2016, primarily due to higher CI segment selling prices and higher AM, CI, and AFP segments sales volume partially offset by lower Fibers segment sales volume.

Sales revenue in Asia Pacific increased in first quarter 2017 compared to first quarter 2016, primarily due to higher AM and AFP segments sales volume partially offset by lower Fibers segment sales volume and lower Fibers and AFP segments selling prices.

Sales revenue in Europe, Middle East, and Africa decreased in first quarter 2017 compared to first quarter 2016, primarily due to an unfavorable shift in foreign currency exchange rates in all operating segments and lower Fibers segment selling prices partially offset by higher AFP, Fibers, and AM segments sales volume.

Sales revenue in Latin America increased in first quarter 2017 compared to first quarter 2016, primarily due to higher AFP and AM segments sales volume partially offset by lower Fibers segment sales volume and lower AFP, AM, and Fibers segments selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Three Months
(Dollars in millions)	2017	2016
Net cash provided by (used in)
Operating activities	$52	$51
Investing activities	(136)	(126)
Financing activities	102	(16)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net change in cash and cash equivalents	16	(91)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$197	$202

Cash provided by operating activities increased in first three months 2017 compared to first three months 2016 due to an increase in earnings that were partially offset by a normal seasonal increase in working capital.

Cash used in investing activities increased $10 million in first three months 2017 compared with first three months 2016 primarily due to $23 million higher additions to properties and equipment partially offset by $12 million less cash used for acquisitions and proceeds from sale of assets.

Cash provided by financing activities was $102 million in first three months 2017 compared with $16 million cash used in first three months 2016. The increased cash from financing activities is primarily due to an increase of $178 million in net proceeds from borrowings partially offset by increases in share repurchases and dividend payments of $55 million and $7 million, respectively. Cash provided by financing activities in first three months 2017 included $250 million of accounts receivable securitization agreement (the "A/R Facility") borrowings.

Liquidity and Capital Resources

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.

The Company also has access to a $250 million A/R Facility that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility.

The Credit and A/R Facilities and other borrowing arrangements contain a number of customary covenants and events of default, including requirements to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2017 and December 31, 2016. The amount of available borrowings under the A/R and Credit Facilities was approximately $620 million as of March 31, 2017. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility and by a seasonal increase in certain borrowings. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At March 31, 2017, the Company's borrowings totaled $6.9 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2017, there have been no material changes to the Company's debt and other commitments at December 31, 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2016 Annual Report on Form 10-K.

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. See Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of the 2016 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding outstanding environmental matters and asset retirement obligations.

Off Balance Sheet Arrangements

For information about off balance sheet arrangements, see Note 8, "Commitments and Off Balance Sheet Arrangements", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Management's current expectation is that the likelihood of material residual guarantee payments or future payment or performance related to non-performance under other guarantees is remote.

Capital Expenditures

Capital expenditures were $133 million and $110 million in first three months 2017 and 2016, respectively, primarily for AFP and AM segment expansions in Kuantan, Malaysia, an AM segment expansion of Eastman Tritan® copolyester capacity in Kingsport, Tennessee, and Longview, Texas site modernization projects. The Company expects that 2017 capital spending will be approximately $575 million.

Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2017, a total of 7,485,889 shares have been repurchased under this authorization for a total amount of $573 million.

The Company's Board of Directors has declared a cash dividend of $0.51 during the second quarter 2017, payable on July 5, 2017 to stockholders of record on June 15, 2017.

Other

Eastman did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes. Thus, the Company is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 17, "Recently Issued Accounting Standards", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2017 OUTLOOK

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

For 2017, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•	cost reduction actions to result in cost savings of approximately $100 million;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $575 million; and

•	priorities for uses of available cash in 2017 to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

Based on the foregoing expectations and assumptions, management expects adjusted 2017 earnings per share excluding non-core and any unusual or non-recurring items in the last three quarters of 2017 and assuming an actual tax rate for full-year 2017 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes" to be eight to twelve percent higher than adjusted 2016 earnings per share of $6.76. The Company's 2017 financial results forecasts do not include non-core items (such as mark to market pension and other post-retirement benefit gains and losses) or any unusual or non-recurring items. Accordingly, management is unable to reconcile projected 2017 earnings excluding non-core and any unusual or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

The Company and its facilities and businesses are subject to complex health, safety, and environmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Specifically, future changes in U.S. Federal legislation and regulation may increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2016 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2017 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of March 31, 2017, a total of 7,485,889 shares have been repurchased under this authorization for a total amount of $573 million. During first three months 2017, the Company repurchased 943,699 shares of common stock for a cost of $75 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2017	120,000	$78.35	120,000	$492
February 1 - 28, 2017	278,846	$78.91	278,846	$470
March 1 - 31, 2017	544,853	$79.99	544,853	$427
Total	943,699	$79.46	943,699

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 5, 2017	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.11	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.12	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.13	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.14	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

4.15	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

EXHIBIT INDEX
Exhibit Number	Description

4.16
Form of 1.50% Note due 2023 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 2016 and Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.17	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

10.01	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **

10.02 *	2017 Director Stock Compensation Subplan of the 2017 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice **

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2017

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2017

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2017

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2017

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.