Form 10-Q
period 2017-06-30
EASTMAN CHEMICAL CO
filed 2017-08-04
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2017
Common Stock, par value $0.01 per share	144,879,098
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	48

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

5.	Other Information	49

6.	Exhibits	49

SIGNATURES

Signatures	50

EXHIBIT INDEX

Exhibit Index	51

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

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Sales	$2,419	$2,297	$4,722	$4,533
Cost of sales	1,768	1,692	3,446	3,294
Gross profit	651	605	1,276	1,239
Selling, general and administrative expenses	176	174	350	357
Research and development expenses	55	55	109	109
Asset impairments and restructuring gains, net	—	—	—	(2)
Operating earnings	420	376	817	775
Net interest expense	61	63	121	127
Early debt extinguishment costs	—	9	—	9
Other (income) charges, net	—	(20)	(4)	(8)
Earnings before income taxes	359	324	700	647
Provision for income taxes	65	67	127	139
Net earnings	294	257	573	508
Less: Net earnings attributable to noncontrolling interest	2	2	3	2
Net earnings attributable to Eastman	$292	$255	$570	$506

Basic earnings per share attributable to Eastman	$2.01	$1.73	$3.91	$3.43
Diluted earnings per share attributable to Eastman	$2.00	$1.71	$3.89	$3.40

Comprehensive Income
Net earnings including noncontrolling interest	$294	$257	$573	$508
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	36	(70)	43	36
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(6)	(7)	(13)	(14)
Derivatives and hedging:
Unrealized gain (loss) during period	(18)	38	(39)	20
Reclassification adjustment for losses included in net income, net	8	33	4	37
Total other comprehensive income (loss), net of tax	20	(6)	(5)	79
Comprehensive income including noncontrolling interest	314	251	568	587
Less: Comprehensive income attributable to noncontrolling interest	2	2	3	2
Comprehensive income attributable to Eastman	$312	$249	$565	$585
Retained Earnings
Retained earnings at beginning of period	$5,925	$5,330	$5,721	$5,146
Net earnings attributable to Eastman	292	255	570	506
Cash dividends declared	(75)	(68)	(149)	(135)
Retained earnings at end of period	$6,142	$5,517	$6,142	$5,517

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$222	$181
Trade receivables, net of allowance for doubtful accounts	1,018	812
Miscellaneous receivables	419	399
Inventories	1,540	1,404
Other current assets	63	70
Total current assets	3,262	2,866
Properties
Properties and equipment at cost	11,966	11,699
Less: Accumulated depreciation	6,563	6,423
Net properties	5,403	5,276
Goodwill	4,507	4,461
Intangible assets, net of accumulated amortization	2,433	2,469
Other noncurrent assets	359	385
Total assets	$15,964	$15,457
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,384	$1,512
Borrowings due within one year	212	283
Total current liabilities	1,596	1,795
Long-term borrowings	6,669	6,311
Deferred income tax liabilities	1,286	1,206
Post-employment obligations	1,004	1,018
Other long-term liabilities	519	519
Total liabilities	11,074	10,849
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 218,274,450 and 217,707,600 for 2017 and 2016, respectively)	2	2
Additional paid-in capital	1,954	1,915
Retained earnings	6,142	5,721
Accumulated other comprehensive income (loss)	(286)	(281)
	7,812	7,357
Less: Treasury stock at cost (73,446,150 shares for 2017 and 71,269,474 shares for 2016)	3,000	2,825
Total Eastman stockholders' equity	4,812	4,532
Noncontrolling interest	78	76
Total equity	4,890	4,608
Total liabilities and stockholders' equity	$15,964	$15,457

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2017	2016
Operating activities
Net earnings	$573	$508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	292	291
Early debt extinguishment costs	—	9
Gain on sale of equity investment	—	(17)
Provision for deferred income taxes	36	47
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(166)	(151)
(Increase) decrease in inventories	(108)	41
Increase (decrease) in trade payables	(28)	(76)
Pension and other postretirement contributions (in excess of) less than expenses	(56)	(51)
Variable compensation (in excess of) less than expenses	(34)	(67)
Other items, net	(26)	11
Net cash provided by operating activities	483	545
Investing activities
Additions to properties and equipment	(279)	(234)
Proceeds from sale of assets	1	41
Acquisitions, net of cash acquired	(4)	(22)
Other items, net	(1)	3
Net cash used in investing activities	(283)	(212)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(95)	(208)
Proceeds from borrowings	500	807
Repayment of borrowings	(250)	(807)
Dividends paid to stockholders	(149)	(136)
Treasury stock purchases	(175)	(45)
Dividends paid to noncontrolling interest	(1)	(4)
Proceeds from stock option exercises and other items, net	12	8
Net cash used in financing activities	(158)	(385)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	41	(53)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$222	$240

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for fair presentation of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2017	2016
Finished goods	$1,103	$997
Work in process	220	198
Raw materials and supplies	478	473
Total inventories at FIFO or average cost	1,801	1,668
Less: LIFO reserve	261	264
Total inventories	$1,540	$1,404

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent of total inventories at both June 30, 2017 and December 31, 2016.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2017	2016
Trade creditors	$675	$704
Accrued payrolls, vacation, and variable-incentive compensation	125	196
Accrued taxes	90	106
Post-employment obligations	84	110
Derivative hedging liability	82	72
Other	328	324
Total payables and other current liabilities	$1,384	$1,512

The "Other" above consists primarily of accruals for dividends payable, interest payable, the current portion of environmental liabilities, and miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROVISION FOR INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$65	18%	$67	21%	$127	18%	$139	22%

The second quarter and first six months 2017 effective tax rates include a $22 million tax benefit to reflect finalization of prior years' income tax returns. The first six months 2017 effective tax rate also reflects a $22 million tax benefit due to planned amendments to prior years' income tax returns. The second quarter and first six months 2016 effective tax rates include a $16 million one-time benefit for the restoration of tax basis for which depreciation deductions were previously limited. The first six months 2016 effective tax rate also reflects a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns.

5.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2017	2016
Borrowings consisted of:
5.5% notes due November 2019	$250	$249
2.7% notes due January 2020	796	796
4.5% notes due January 2021	184	184
3.6% notes due August 2022	739	741
1.50% notes due May 2023 (1)	852	786
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	690	689
1.875% notes due November 2026 (1)	563	519
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	871	870
Credit facilities borrowings	799	549
Commercial paper borrowings	200	280
Capital leases and other	9	3
Total borrowings	6,881	6,594
Borrowings due within one year	212	283
Long-term borrowings	$6,669	$6,311

(1)
The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations. During the six months ended June 30, 2017 and 2016, pre-tax losses of $109 million and gains of $3 million, respectively, were recognized in "Other comprehensive income (loss)" ("OCI") for revaluation of these notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility and Commercial Paper Borrowings

In December 2014, Eastman borrowed $1 billion under a five-year term loan ("2019 Term Loan"). As of June 30, 2017 and December 31, 2016, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.48 percent and 2.02 percent, respectively. In December 2016, the Company borrowed $300 million under a second five-year term loan ("2021 Term Loan"). As of June 30, 2017 and December 31, 2016, the 2021 Term Loan agreement balance outstanding was $299 million with an interest rate of 2.48 percent and 1.95 percent, respectively. Borrowings under the 2019 Term Loan and 2021 Term Loan agreements are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Commercial paper borrowings are classified as short-term. At June 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2017, the Company's commercial paper borrowings were $200 million with a weighted average interest rate of 1.44 percent. At December 31, 2016, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.12 percent.

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At December 31, 2016, the Company had no borrowings under the A/R Facility. At June 30, 2017, the Company's borrowings under the A/R Facility were $250 million supported by trade receivables with an interest rate of 1.98%.

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2017 and December 31, 2016.

Fair Value of Borrowings

The Company has classified its long-term borrowings at June 30, 2017 and December 31, 2016, under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings under the Term Loans and the A/R Facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of June 30, 2017 and December 31, 2016.

		Fair Value Measurements at June 30, 2017
(Dollars in millions)	Recorded Amount June 30, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Long-term borrowings	$6,669	$7,069	$6,273	$796

		Fair Value Measurements at December 31, 2016
(Dollars in millions)	Recorded Amount December 31, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Long-term borrowings	$6,311	$6,586	$6,036	$550

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

Overview of Hedging Programs

The Company is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transactions and investments in foreign subsidiaries, the Company uses various derivative and non-derivative financial instruments, when appropriate, in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The Company does not enter into derivative transactions for speculative purposes.

For further information on hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying cash flow hedges is reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") located in the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.

In second quarter 2016, the Company entered into a fixed-to-floating interest rate swap on a portion of the 3.8% notes due March 2025 to manage the Company's mix of fixed and variable rate debt.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of "Change in cumulative translation adjustment" within AOCI located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The foreign currency-denominated borrowings designated as net investment hedges are included as part of "Long-term borrowings'" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company designated the euro-denominated 1.50% notes due May 2023 in the principal amounts of €200 million ($213 million) in fourth quarter 2016 and €550 million ($614 million) in second quarter 2016 and the euro-denominated 1.875% notes due November 2026 in the principal amount of €500 million ($534 million) in fourth quarter 2016 as non-derivative net investment hedges of a portion of the Company's net investments in euro functional currency-denominated subsidiaries to offset foreign currency fluctuations.

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table shows the notional amounts outstanding at June 30, 2017 and December 31, 2016 associated with the Company's hedging programs.

Notional Outstanding	June 30, 2017	December 31, 2016

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€360	€378
EUR/USD (in approximate USD equivalent)	$411	$398
JPY/USD (in JPY)	¥900	¥1,800
JPY/USD (in approximate USD equivalent)	$8	$15
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	10	11
Energy (in million million british thermal units)	20	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,239	€1,238

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2 with fair values based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance. The Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses and monitors the creditworthiness of its counterparties on an on-going basis. The Company had no credit losses during second quarter and first six months 2017 and 2016.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the financial assets and liabilities valued on a gross basis as of June 30, 2017 and December 31, 2016. Additionally, the table below indicates where the derivatives are reported on the Unaudited Consolidated Statements of Financial Position. During the periods presented, there were no transfers between fair value hierarchy levels.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2017 Level 2	December 31, 2016 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$5
Commodity contracts	Other noncurrent assets	—	2
Foreign exchange contracts	Other current assets	35	49
Foreign exchange contracts	Other noncurrent assets	16	47

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Total Derivative Assets		$53	$104

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$75	$62
Commodity contracts	Other long-term liabilities	58	69
Foreign exchange contracts	Payables and other current liabilities	1	—
Foreign exchange contracts	Other long-term liabilities	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	3	4
Total Derivative Liabilities		$138	$135
Total Net Derivative Liabilities		$85	$31

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.4 billion and $1.3 billion associated with non-derivative instruments designated as foreign currency net investment hedges at June 30, 2017 and December 31, 2016, respectively. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

All the Company's derivative contracts are subject to master netting arrangements, or similar agreements, which provide for the option to settle contracts on a net basis when they settle on the same day and in the same currency. In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event. The Company has elected to present the derivative contracts on a gross basis in the Unaudited Consolidated Statements of Financial Position. If the Company presented the derivatives contracts on a net basis, there would be no material difference in asset and liability positions. The Company does not have any cash collateral due under such agreements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of hedging instruments on OCI and the financial performance for second quarter and first six months 2017 and 2016:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on derivatives (effective portion)		Pre-tax amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Additional pre-tax gain/(loss) recognized in earnings (effective portion)
	Second Quarter		Second Quarter		Second Quarter
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$9	$79	$(20)	$(65)	$—	$—	Cost of sales
Foreign exchange contracts	(20)	1	10	15	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	1	(9)	(1)	(2)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	1	3	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(91)	3	—	—	—	—	N/A
Derivatives not designated as hedges: (1)
Foreign Exchange Contracts	—	—	—	—	10	23	Other (income) charges, net

(1)
The gains or losses on derivatives that are not designated as hedges are marked to market and represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on derivatives (effective portion)		Pre-tax amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Additional pre-tax gain/(loss) recognized in earnings (effective portion)
	First Six Months		First Six Months		First Six Months
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$(7)	$109	$(27)	$(85)	$—	$—	Cost of sales
Foreign exchange contracts	(30)	(25)	22	30	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	2	(27)	(2)	(4)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	2	7	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(109)	3	—	—	—	—	N/A
Derivatives not designated as hedges: (1)
Foreign Exchange Contracts	—	—	—	—	4	14	Other (income) charges, net

(1)
The gains or losses on derivatives that are not designated as hedges are marked to market and represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $223 million at June 30, 2017 and losses of $57 million at December 31, 2016. Losses in AOCI increased June 30, 2017 compared to December 31, 2016 primarily as a result of an increase in foreign currency exchange rates, particularly the euro. If realized, approximately $43 million in pre-tax losses, as of June 30, 2017, will be reclassified into earnings during the next 12 months.

Any ineffectiveness from the hedging programs are immediately recognized in earnings. The Company had no material ineffectiveness from the hedging programs during second quarter and first six months 2017 and 2016.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$9	$4	$10	$3	$1	$1
Interest cost	16	4	19	6	6	7
Expected return on assets	(35)	(9)	(34)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(10)	(10)
Net periodic benefit (credit) cost	$(11)	$(1)	$(6)	$1	$(4)	$(3)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$18	$7	$20	$6	$2	$3
Interest cost	33	9	37	12	12	14
Expected return on assets	(70)	(17)	(68)	(16)	(3)	(3)
Amortization of:
Prior service credit, net	(2)	—	(2)	—	(20)	(20)
Net periodic benefit (credit) cost	$(21)	$(1)	$(13)	$2	$(9)	$(6)

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2017, totaling approximately $2.9 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $295 million over a period of approximately 40 years. Of the total lease commitments, approximately 45 percent relate to real property, including office space, storage facilities, and land; approximately 45 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $71 million at June 30, 2017 and consist primarily of leases for railcars that will expire beginning in third quarter 2018. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €150 million ($171 million) as of June 30, 2017 and are committed until December 2017. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in second quarter and first six months 2017, were approximately $250 million and $500 million, respectively. The total amounts of cumulative receivables sold in second quarter and first six months 2016, were approximately $225 million and $460 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $122 million and $99 million at June 30, 2017 and December 31, 2016, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and if applicable the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. The Company's total reserve for environmental contingencies was $318 million and $321 million at June 30, 2017 and December 31, 2016, respectively. At both June 30, 2017 and December 31, 2016, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2017	December 31, 2016
Environmental contingent liabilities, current	$30	$30
Environmental contingent liabilities, long-term	288	291
Total	$318	$321

Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $291 million to the maximum of $500 million and from the best estimate or minimum of $295 million to the maximum of $503 million at June 30, 2017 and December 31, 2016, respectively. The estimated future costs are considered to be reasonably possible and include the amounts recognized at both June 30, 2017 and December 31, 2016.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2017 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2016	$295
Changes in estimates recognized in earnings and other	5
Cash reductions	(9)
Balance at June 30, 2017	$291

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date over the sites estimated useful lives for these environmental asset retirement obligation costs was $27 million and $26 million at June 30, 2017 and December 31, 2016, respectively.

Other

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $47 million and $46 million at June 30, 2017 and December 31, 2016, respectively.

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

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2017 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2016	$2	$1,915	$5,721	$(281)	$(2,825)	$4,532	$76	$4,608
Net Earnings	—	—	570	—	—	570	3	573
Cash Dividends Declared (1) ($1.02 per share)	—	—	(149)	—	—	(149)	—	(149)
Other Comprehensive Income	—	—	—	(5)	—	(5)	—	(5)
Share-Based Compensation Expense (2)	—	27	—	—	—	27	—	27
Stock Option Exercises	—	17	—	—	—	17	—	17
Other	—	(5)	—	—	—	(5)	(1)	(6)
Share Repurchases	—	—	—	—	(175)	(175)	—	(175)
Balance at June 30, 2017	$2	$1,954	$6,142	$(286)	$(3,000)	$4,812	$78	$4,890

(1)	Cash dividends declared includes cash dividends paid and dividends declared, but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(284)	$129	$(234)	$(1)	$(390)
Period change	(97)	34	172	—	109
Balance at December 31, 2016	(381)	163	(62)	(1)	(281)
Period change	43	(13)	(35)	—	(5)
Balance at June 30, 2017	$(338)	$150	$(97)	$(1)	$(286)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2017		2016
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$36	$36	$(70)	$(70)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(11)	(6)	(11)	(7)
Derivatives and hedging: (2)
Unrealized gain (loss) during period	(28)	(18)	62	38
Reclassification adjustment for losses included in net income, net	13	8	53	33
Total other comprehensive income (loss)	$10	$20	$34	$(6)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months
	2017		2016
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$43	$43	$36	$36
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs (1)	(22)	(13)	(22)	(14)
Derivatives and hedging: (2)
Unrealized gain (loss) during period	(62)	(39)	32	20
Reclassification adjustment for losses included in net income, net	7	4	60	37
Total other comprehensive income (loss)	$(34)	$(5)	$106	$79

(1)	Included in the calculation of net periodic benefit costs for pension and other postretirement benefit plans. See Note 7, "Retirement Plans".

(2)	For additional information regarding the impact of reclassifications into earnings, see Note 6, "Derivative and Non-Derivative Financial Instruments".

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Second Quarter		First Six Months
(In millions, except per share amounts)	2017	2016	2017	2016
Numerator
Earnings attributable to Eastman:
Earnings, net of tax	$292	$255	$570	$506

Denominator
Weighted average shares used for basic EPS	145.3	147.8	145.7	147.8
Dilutive effect of stock options and other awards	1.1	1.1	1.1	1.1
Weighted average shares used for diluted EPS	146.4	148.9	146.8	148.9

(Calculated using whole dollars and shares)
EPS
Basic	$2.01	$1.73	$3.91	$3.43
Diluted	$2.00	$1.71	$3.89	$3.40

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In second quarter and first six months 2017 options to purchase 850,970 and 1,008,667 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Second quarter and first six months 2017 reflect the impact of share repurchases of 1,232,977 and 2,176,676, respectively.

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

The Company declared cash dividends of $0.51 and $0.46 per share in second quarter 2017 and 2016, respectively, and $1.02 and $0.92 per share in first six months 2017 and 2016, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING

In second quarter and first six months 2017, there were no asset impairment and restructuring charges. In first six months 2016, there was a gain of $2 million in the Additives & Functional Products segment for the sale of previously impaired assets at the Crystex® insoluble sulfur research and development site in France.

Changes in Reserves for Asset Impairments, Restructuring Charges, Net, and Severance Charges

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2017 and full year 2016:

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2017
Severance costs	$42	$—	$—	$(22)	$20
Site closure and restructuring costs	13	—	1	(2)	12
Total	$55	$—	$1	$(24)	$32

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2016
Non-cash charges	$—	$12	$(12)	$—	$—
Severance costs	55	32	—	(45)	42
Site closure and restructuring costs	11	1	4	(3)	13
Total	$66	$45	$(8)	$(48)	$55

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2017 and 2016, $13 million and $7 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2017 and 2016 net earnings of $8 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2017 and 2016, $27 million and $20 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2017 and 2016 net earnings of $17 million and $12 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statement of Financial Position:

(Dollars in millions)	First Six Months
	2017	2016
Other current assets	$(3)	$(13)
Other noncurrent assets	7	14
Payables and other current liabilities	(30)	40
Long-term liabilities and equity	—	(30)
Total	$(26)	$11

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

	Second Quarter		First Six Months
(Dollars in millions)	2017	2016	2017	2016
Sales
Additives & Functional Products	$830	$770	$1,603	$1,507
Advanced Materials	657	646	1,291	1,235
Chemical Intermediates	703	633	1,373	1,253
Fibers	215	234	428	514
Total Sales by Segment	2,405	2,283	4,695	4,509
Other	14	14	27	24
Total Sales	$2,419	$2,297	$4,722	$4,533

	Second Quarter		First Six Months
(Dollars in millions)	2017	2016	2017	2016
Operating Earnings (Loss)
Additives & Functional Products	$159	$168	$311	$321
Advanced Materials	137	132	258	240
Chemical Intermediates	83	15	165	82
Fibers	55	72	107	158
Total Operating Earnings by Segment	434	387	841	801
Other
Growth initiatives and businesses not allocated to segments	(32)	(24)	(60)	(42)
Pension and other postretirement benefits income, net not allocated to operating segments	18	13	36	25
Acquisition integration and transaction costs	—	—	—	(9)
Total Operating Earnings	$420	$376	$817	$775

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2017	2016
Assets by Segment (1)
Additives & Functional Products	$6,497	$6,255
Advanced Materials	4,382	4,247
Chemical Intermediates	2,997	2,927
Fibers	950	920
Total Assets by Segment	14,826	14,349
Corporate Assets	1,138	1,108
Total Assets	$15,964	$15,457

(1)
Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets. Segment asset balances for shared fixed assets within the CI and Fibers segments as of December 31, 2016 have been reclassified to conform to current period allocation methodology.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that provides a five-step process to the principles-based guidance. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regard to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that include clarification of the collectability criterion, specification for the measurement of noncash considerations, clarifies a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and other practical expedients. In December 2016, the FASB issued additional corrections and improvements that affect various narrow aspects of the guidance. The effective date for all amendments is the same as that of the revenue standard stated above. Management does not expect that changes in its accounting required by this new guidance will materially impact the Company's financial statements and related disclosures. Management plans to adopt the new guidance January 1, 2018, and anticipates adopting retrospectively to each prior reporting period presented with the election of applicable practical expedients.

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance and operating. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

In June 2016, the FASB issued guidance relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new guidance application is mixed among the various elements that include modified retrospective and prospective transition methods. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued guidance as a part of its simplification initiative in regards to income tax of intra-entity asset transfers. The release requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory that prohibited recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

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

In February 2017, the FASB issued guidance that clarifies the scope of nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. This guidance is effective at the same time as the amendments in the revenue recognition standard stated above, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and must be applied in conjunction with that standard. Adoption can be applied either on a retrospective or modified retrospective approach. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefit costs that will require the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations. In addition, the amendment prescribes only the service cost component to be eligible for capitalization. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied retrospectively for income statement effect and prospectively for balance sheet effects. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

In May 2017, the FASB issued guidance to clarify when changes to the terms or conditions of a share-based payment award would require an entity to apply modification accounting. This guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The new guidance is to be applied prospectively to an award modified on or after the adoption date.

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

Adjusted Tax Rate and Provision for Income Taxes

In first quarter 2017, the Company began disclosing non-GAAP earnings with an adjusted effective tax rate and a resulting adjusted provision for income taxes using the Company's current forecasted tax rate for the full year. The adjusted effective tax rate and resulting adjusted provision for income taxes are equal to the Company's projected full year effective tax rate and provision for income taxes on earnings excluding non-core items for completed periods. The adjusted effective tax rate and resulting adjusted provision for income taxes may fluctuate during the year for changes in events and circumstances that change the Company's forecasted annual effective tax rate and resulting provision for income taxes excluding non-core items. Management discloses this adjusted effective tax rate, and the related reconciliation to the GAAP effective tax rate, to provide investors more complete and consistent comparisons of the Company's operational performance on a period-over-period interim basis and on the same basis as management evaluates quarterly financial results to provide a better indication of expected full year results. The Company did not forecast a full year effective tax rate or provision for income taxes on this basis in prior periods and, accordingly, is not presenting an adjusted effective tax rate or provision for income taxes for periods prior to first quarter 2017.

Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's, and its operating segments', performances, make resource allocation decisions and evaluate organizational and individual performances in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The non-core items excluded by management in its evaluation of certain results in this Quarterly Report are described, and these non-core items and adjustments to provision for income taxes are quantified, below:

•	Asset impairments and restructuring gains, net, of which asset impairments are non-cash transactions impacting profitability;

•	Acquisition integration and transaction costs;

•	Early debt extinguishment costs resulting from repayment of $500 million of the 2.4% notes due June 2017;

•	Cost of disposition of claims against operations that were discontinued by Solutia, Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012; and

•	Gain from the sale of the Company's 50 percent interest in the Primester joint venture.

Excluded Non-Core Items and Adjustments to Provision for Income Taxes

	Second Quarter				First Six Months
(Dollars in millions)	2017		2016		2017		2016
Non-core items impacting operating earnings:
Asset impairments and restructuring gains, net	$—		$—		$—		$(2)
Acquisition integration and transaction costs	—		—		—		9
Total non-core items impacting operating earnings	—		—		—		7
Non-core items impacting earnings before income taxes:
Early debt extinguishment costs	—		9		—		9
Cost of disposition of claims against discontinued Solutia operations	—		—		—		5
Gain from sale of equity investment in Primester joint venture	—		(17)		—		(17)
Total non-core items impacting earnings before income taxes	—	—	(8)	—	—	—	(3)
Less: Items impacting provision for income taxes:
Tax effect for non-core items	—		(3)		—		5
Adjustment to tax provision	3		—		12
Total items impacting provision for income taxes	3		(3)		12		5
Total items impacting net earnings attributable to Eastman	$(3)		$(5)		$(12)		$(1)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other (income) charges, net,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

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

The Company generated sales revenue of $2.4 billion and $2.3 billion in second quarter 2017 and 2016, respectively, and sales revenue of $4.7 billion and $4.5 billion in first six months 2017 and 2016, respectively. Sales revenue increased $122 million and $189 million in second quarter and first six months 2017 compared to second quarter and first six months 2016, respectively, as increases in the CI, AFP, and AM segments were partially offset by a decline in the Fibers segment.

Operating earnings were $420 million in second quarter 2017 compared with $376 million in second quarter 2016. Operating earnings increased in second quarter 2017 as increases in the CI and AM segments more than offset a decline in the Fibers and AFP segments.

Operating earnings were $817 million in first six months 2017 compared with $775 million in first six months 2016. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first six months 2017 and 2016 were $817 million and $782 million, respectively. Adjusted operating earnings increased in first six months 2017 as increases in the CI and AM segments more than offset a decline in the Fibers and AFP segments.

Net earnings attributable to Eastman and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2017		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$292	$2.00	$255	$1.71
Total non-core items, net of tax (1)	—		(5)
Adjustment to tax provision (1)	(3)		—
Adjusted net earnings	$289	$1.98	$250	$1.68

	First Six Months
	2017		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$570	$3.89	$506	$3.40
Total non-core items, net of tax (1)	—		(1)
Adjustment to tax provision (1)	(12)		—
Adjusted net earnings	$558	$3.80	$505	$3.39

(1)
See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for second quarter and first six months 2017 and the tax effected amount of total non-core items for second quarter and first six months 2016.

The Company generated $483 million in cash from operating activities in first six months 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Sales	$2,419	$2,297	$122	5%	$4,722	$4,533	$189	4%
Volume / product mix effect			70	3%			146	3%
Price effect			75	3%			84	2%
Exchange rate effect			(23)	(1)%			(41)	(1)%

Sales revenue increased $122 million and $189 million in second quarter and first six months 2017 compared to second quarter and first six months 2016, respectively, as increases in the CI, AFP, and AM segments were partially offset by a decline in the Fibers segment.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Gross Profit	$651	$605	8%	$1,276	$1,239	3%

Gross profit increased in second quarter and first six months 2017 compared with second quarter and first six months 2016 as increases in the CI and AM segments more than offset a decline in the Fibers and AFP segments. Gross profit in 2017 includes the benefit of lower labor and manufacturing costs from corporate cost reduction actions taken in 2016.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Selling, General and Administrative Expenses	$176	$174	1%	$350	$357	(2)%
Acquisition integration and transaction costs	—	—		—	(9)
Selling, General and Administrative Expenses excluding non-core items	$176	$174	1%	$350	$348	1%

Included in first six months 2016 SG&A expenses were transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth Laminating & Coating, Inc. ("Commonwealth") business acquired in December 2014.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Research and Development Expenses	$55	$55	—%	$109	$109	—%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring

	Second Quarter		First Six Months
(Dollars in millions)	2017	2016	2017	2016
Gain on sale of assets	$—	$—	$—	$(2)
Total	$—	$—	$—	$(2)

In first six months 2016 there was a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® insoluble sulfur research and development ("R&D") site in France.

For more information regarding asset impairments and restructuring charges and gains see Note 13, "Asset Impairments and Restructuring", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Operating earnings	$420	$376	12%	$817	$775	5%
Asset impairments and restructuring gains, net	—	—		—	(2)
Acquisition integration and transaction costs	—	—		—	9
Operating earnings excluding non-core items	$420	$376	12%	$817	$782	4%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Gross interest costs	$70	$73		$138	$146
Less: Capitalized interest	1	2		3	5
Interest expense	69	71	(3)%	135	141	(4)%
Less: Interest income	8	8		14	14
Net interest expense	$61	$63	(3)%	$121	$127	(5)%

Net interest expense decreased in second quarter and first six months 2017 compared with second quarter and first six months 2016 as a result of the refinancing in 2016 of certain outstanding public debt with proceeds of the sale of new debt securities and term loan borrowings.

Early Debt Extinguishment Costs

On May 26, 2016, the Company sold euro-denominated 1.50% notes due 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were used for the early repayment of $500 million of the 2.4% notes due June 2017 and repayment of other borrowings. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. For additional information regarding the early extinguishment costs, see Note 9, "Borrowings", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2017	2016	2017	2016
Foreign exchange transaction (gains) losses, net	$3	$3	$2	$14
(Income) loss from equity investments and other investment (gains) losses, net	(4)	(4)	(7)	(6)
Gain from sale of equity investment in Primester joint venture	—	(17)	—	(17)
Other, net	1	(2)	1	1
Other (income) charges, net	$—	$(20)	$(4)	$(8)
Cost of disposition of claims against discontinued Solutia operations	—	—	—	(5)
Gain from sale of equity investment in Primester joint venture	—	17	—	17
Other (income) charges, net excluding non-core item	$—	$(3)	$(4)	$4

Included in other (income) charges, net are losses or gains on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. First six months 2016 foreign exchange transaction (gains) losses, net, included the revaluation of foreign entity assets and liabilities losses partially offset by gains from certain derivative instruments, both items impacted primarily by the euro. See Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Second quarter and first six months 2016 other (income) charges, net included a gain of $17 million from the sale of the Company's interest in the Primester joint venture equity investment. For additional information, see Note 6, "Equity Investments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. First six months 2016 other (income) charges, net also included cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

Provision for Income Taxes

	Second Quarter				First Six Months
	2017		2016		2017		2016
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$65	18%	$67	21%	$127	18%	$139	22%
Tax provision for non-core items (1)	—		(3)		—		5
Adjustment to tax provision (2) (3)	3		—		12		—
Adjusted provision for income taxes and effective tax rate	$68	19%	$64	20%	$139	20%	$144	22%

(1)	Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)	Second quarter 2017 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate.

(3)	The adjusted provision for income taxes for first six months 2017 is calculated applying the forecasted full year effective tax rate as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First Six Months
2017
Effective tax rate	18%
Discrete tax items (1)	3%
Forecasted full year impact of expected tax events	(1)%
Forecasted full year effective tax rate	20%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First six months 2017 discrete items consist of planned amendments to and finalization of prior years' income tax returns.

Net Earnings and Diluted Earnings per Share

	Second Quarter		First Six Months
	2017		2017
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$292	$2.00	$570	$3.89
Less: Adjustment to tax provision	3		12
Adjusted net earnings and diluted earnings per share	$289	$1.98	$558	$3.80

	Second Quarter		First Six Months
	2016		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$255	$1.71	$506	$3.40
Non-core items:
Asset impairments and restructuring gains, net	—		(2)
Acquisition integration and transaction costs	—		9
Early debt extinguishment costs	9		9
Cost of disposition of claims against discontinued Solutia operations	—		5
Gain from sale of equity investment in Primester joint venture	(17)		(17)
Total non-core items	(8)		4
Less: Tax effect for non-core items	(3)		5
Adjusted net earnings and diluted earnings per share	$250	$1.68	$505	$3.39

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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$830	$770	$60	8%	$1,603	$1,507	$96	6%
Volume / product mix effect			55	7%			113	7%
Price effect			17	2%			4	—%
Exchange rate effect			(12)	(1)%			(21)	(1)%

Operating earnings	$159	$168	$(9)	(5)%	$311	$321	$(10)	(3)%
Asset impairments and restructuring gains, net	—	—	—		—	(2)	2
Operating earnings excluding non-core item	$159	$168	$(9)	(5)%	$311	$319	$(8)	(3)%

Sales revenue in second quarter 2017 increased compared to second quarter 2016 due to higher sales volume, primarily of the care chemicals additives, specialty fluids, and tire additives products and higher selling prices, primarily for care chemicals additives and coatings and inks additives products. Sales revenue in first six months 2017 increased compared to first six months 2016 due to higher sales volume across the segment.

Operating earnings in first six months 2016 included a $2 million gain for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France. Operating earnings decreased in second quarter 2017 and first six months 2017 compared to second quarter 2016 and first six months 2016 as higher raw material and energy costs more than offset higher selling prices by $31 million and $56 million, respectively. The decrease was partially offset by higher sales volume of $17 million and $41 million, respectively.

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$657	$646	$11	2%	$1,291	$1,235	$56	5%
Volume / product mix effect			15	3%			73	6%
Price effect			2	—%			(6)	—%
Exchange rate effect			(6)	(1)%			(11)	(1)%

Operating earnings	$137	$132	$5	4%	$258	$240	$18	8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2017 increased compared to second quarter and first six months 2016 primarily due to higher sales volume across the segment, including of premium products such as Eastman Tritan® copolyester, Saflex® acoustic interlayers, and automotive performance films.

Operating earnings in second quarter 2017 increased compared to second quarter 2016 primarily due to the combined impact of higher sales volume and lower unit costs due to higher capacity utilization of $15 million, and lower scheduled maintenance costs of $4 million. These items were partially offset by higher raw material and energy costs of $18 million.

Operating earnings in first six months 2017 increased compared to first six months 2016 primarily due to the combined impact of higher sales volume, lower unit costs due to higher capacity utilization, and improved product mix of premium products of $54 million. The increase was partially offset by higher raw material and energy costs and lower selling prices of $33 million.

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$703	$633	$70	11%	$1,373	$1,253	$120	10%
Volume / product mix effect			(5)	(1)%			(9)	(1)%
Price effect			80	13%			137	11%
Exchange rate effect			(5)	(1)%			(8)	—%

Operating earnings	$83	$15	$68	453%	$165	$82	$83	101%

Sales revenue in second quarter and first six months 2017 increased compared to second quarter and first six months 2016 due to higher selling prices attributed to higher raw material prices and continued improvement in competitive conditions.

Operating earnings increased in second quarter and first six months 2017 compared to second quarter and first six months 2016 primarily due to the reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane, of $35 million and $46 million, respectively, and lower scheduled maintenance costs of $18 million and $15 million, respectively.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$215	$234	$(19)	(8)%	$428	$514	$(86)	(17)%
Volume / product mix effect			5	2%			(34)	(7)%
Price effect			(24)	(10)%			(51)	(10)%
Exchange rate effect			—	—%			(1)	—%

Operating earnings	$55	$72	$(17)	(24)%	$107	$158	$(51)	(32)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter 2017 decreased compared to second quarter 2016 primarily due to lower selling prices, particularly for acetate tow, attributed to lower industry capacity utilization rates.
Sales revenue in first six months 2017 decreased compared to first six months 2016 primarily due to lower selling prices and lower sales volume, particularly for acetate tow. Lower acetate tow selling prices were primarily due to lower industry capacity utilization rates. Lower acetate tow sales volume was attributed to reduced sales in China and customer buying patterns in first quarter 2017.
Operating earnings in second quarter 2017 decreased compared to second quarter 2016 primarily due to approximately $21 million of lower selling prices, partially offset by lower operating costs resulting from changes in segment business operations and assets.

Operating earnings in first six months 2017 decreased compared to first six months 2016 due to approximately $62 million of lower selling prices and first quarter 2017 lower sales volume, partially offset by lower operating costs resulting from changes in segment business operations and assets.

Other

	Second Quarter		First Six Months
(Dollars in millions)	2017	2016	2017	2016

Sales	$14	$14	$27	$24

Operating loss
Growth initiatives and businesses not allocated to segments	$(32)	$(24)	$(60)	$(42)
Pension and other postretirement benefits income, net not allocated to operating segments	18	13	36	25
Acquisition integration and transaction costs	—	—	—	(9)
Operating loss before non-core items	(14)	(11)	(24)	(26)
Acquisition integration and transaction costs	—	—	—	9
Operating loss excluding non-core items	$(14)	$(11)	$(24)	$(17)

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in "Other". Sales revenue in second quarter and first six months 2017 and second quarter and first six months 2016 is primarily sales from the microfiber technology platform.

Included in first six months 2016 operating losses were transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
United States and Canada	$1,088	$1,030	$58	6%	$2,154	$2,036	$118	6%
Asia Pacific	581	530	51	10%	1,093	1,025	68	7%
Europe, Middle East, and Africa	624	603	21	3%	1,224	1,215	9	1%
Latin America	126	134	(8)	(6)%	251	257	(6)	(2)%
	$2,419	$2,297	$122	5%	$4,722	$4,533	$189	4%

Sales revenue in United States and Canada increased in second quarter and first six months 2017 compared to second quarter and first six months 2016, primarily due to higher CI segment selling prices.

Sales revenue in Asia Pacific increased in second quarter and first six months 2017 compared to second quarter and first six months 2016, primarily due to higher AFP and AM segments sales volume and higher CI segment selling prices partially offset by lower Fibers segment sales volume and lower Fibers and AFP segments selling prices.

Sales revenue in Europe, Middle East, and Africa increased in second quarter and first six months 2017 compared to second quarter and first six months 2016, primarily due to higher Fibers and AFP segments sales volume and higher AFP and CI segments selling prices, partially offset by an unfavorable shift in foreign currency exchange rates in all operating segments and lower Fibers segment selling prices.

Sales revenue in Latin America decreased in second quarter 2017 compared to second quarter 2016, primarily due to lower CI, Fibers, and AFP segments sales volume partially offset by higher CI segment selling prices.

Sales revenue in Latin America decreased in first six months 2017 compared to first six months 2016, primarily due to lower Fibers segment sales volume and lower Fibers and AM segments selling prices partially offset by higher AM segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2017	2016
Net cash provided by (used in)
Operating activities	$483	$545
Investing activities	(283)	(212)
Financing activities	(158)	(385)
Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net change in cash and cash equivalents	41	(53)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$222	$240

Cash provided by operating activities decreased $62 million in first six months 2017 compared with first six months 2016 primarily due to an increase in working capital primarily due to inventory, partially offset by higher earnings.

Cash used in investing activities increased $71 million in first six months 2017 compared with first six months 2016 primarily due to $45 million higher additions to properties and equipment as well as $40 million lower proceeds from the sale of assets.

Cash used in financing activities decreased $227 million in first six months 2017 compared with first six months 2016. The decrease was primarily due to an increase of $363 million in net proceeds from borrowings partially offset by increases in share repurchases and dividend payments of $143 million.

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

The Company also has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility.

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2017 and December 31, 2016. The amount of available borrowings under the A/R and Credit Facilities was approximately $785 million as of June 30, 2017. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility and reduced by a seasonal increase in borrowings under the A/R and Credit Facilities. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At June 30, 2017, the Company's borrowings totaled $6.9 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. As of June 30, 2017, there have been no material changes to the Company's debt and other commitments at December 31, 2016. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's 2016 Annual Report on Form 10-K.

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding outstanding environmental matters and asset retirement obligations.

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

Capital Expenditures

Capital expenditures were $279 million and $234 million in first six months 2017 and 2016, respectively, primarily for AFP and AM segment expansions in Kuantan, Malaysia, an AM segment expansion of Eastman Tritan® copolyester capacity in Kingsport, Tennessee, an AFP segment expansion of Specialty Ketones in Kingsport, Tennessee, and site modernization projects in Longview, Texas. The Company expects that 2017 capital spending will be approximately $575 million.

Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of June 30, 2017, a total of 8,718,866 shares have been repurchased under this authorization for a total amount of $673 million.

The Company's Board of Directors has declared a cash dividend of $0.51 during the third quarter 2017, payable on October 2, 2017 to stockholders of record on September 15, 2017.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2017 OUTLOOK

Eastman is focused on consistent earnings growth through a market-driven approach that takes advantage of the Company's existing technology platforms, global market and manufacturing presence, leading positions in key end markets, vertically integrated manufacturing streams, and advantaged cost positions. This focus is supported by the Company's end-market and geographic diversity as it serves global markets with products that are used in original equipment manufacturing, after-market, and durable goods products in a variety of end markets, such as transportation, building and construction, and consumables.

Management expects continued slow global economic growth and challenges in the Fibers segment. Management expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and will continue to evaluate and use pricing strategies to mitigate this volatility. The negative impact of our current commodity hedges is expected to continue to be less than in recent years. Management also expects the strength of the U.S. dollar to continue to have an overall negative impact on the Company's results, partially offset by hedging of foreign currencies, particularly the euro.

For 2017, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•	cost reduction actions to result in cost savings of approximately $100 million;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $575 million; and

•
priorities for uses of available cash in 2017 to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares. The Company expects to repay $350 million of debt in 2017.

Based on the foregoing expectations and assumptions, management expects adjusted 2017 earnings per share excluding non-core and any unusual or non-recurring items in the last two quarters of 2017 and assuming an actual tax rate for full-year 2017 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes" to be 10 to 12 percent higher than adjusted 2016 earnings per share of $6.76. The Company's 2017 financial results forecasts do not include non-core items (such as mark to market pension and other post-retirement benefit gains and losses) or any unusual or non-recurring items. Accordingly, management is unable to reconcile projected 2017 earnings excluding non-core and any unusual or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

Continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows. The Company's business and operating results were affected by the impact of the last global recession and its related impacts, such as, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. Continuing deterioration and weakness of the global economy and financial markets and uncertainty over timing and extent of recovery have adversely affected the Company's results of operations, financial condition, and cash flows. In addition, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures cannot eliminate all exposure to market fluctuations and have, from time to time, reduced the positive impact of unexpected decreases of the market price of purchased raw materials. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

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

The Company continues to identify and pursue growth opportunities through both organic and inorganic initiatives. These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, skill development and retention, expansion into new markets and geographic regions, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's substantial global operations subject it to risks of doing business in foreign countries, which could adversely affect its business, financial condition and results of operations.

More than half of the Company's sales for 2016 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of the its sales. Also, a significant portion of manufacturing capacity is located outside of the U.S. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social, and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries may impose additional taxes or otherwise tax Eastman's foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls or limitations on imports or exports. Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition, or results of operations.

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

While acquisitions have been and continue to be a part of the Company's growth strategy, acquisitions of large companies (such as the acquisition of Taminco and Solutia) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2017 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to an additional $1 billion of the Company's outstanding common stock. As of June 30, 2017, a total of 8,718,866 shares have been repurchased under this authorization for a total amount of $673 million. During first six months 2017, the Company repurchased 2,176,676 shares of common stock for a cost of $175 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2017	160,000	$81.58	160,000	$414
May 1 - 31, 2017	775,619	$79.42	775,619	$352
June 1 - 30, 2017	297,358	$84.07	297,358	$327
Total	1,232,977	$80.82	1,232,977

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 5.	OTHER INFORMATION

(a)    On August 3, 2017, the Board of Directors of the Company amended the Company's Bylaws. The Bylaw amendments, among other things:

•	designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of litigation;

•	add stockholder proponent and stockholder director nomination and nominee disclosure requirements;

•	give the Board of Directors explicit authority to postpone or reschedule a stockholder meeting;

•	clarify the power of the Chairman of a stockholder meeting over the conduct of such meeting; and

•	update certain provisions to reflect current practices, processes, and organizational structure.

The foregoing summary of the Bylaw amendments does not purport to be complete and is qualified in its entirety by reference to the amended Bylaws. The text of the amendments to the Bylaws is marked in Exhibit 99.01 to this Quarterly Report on Form 10-Q, and the Company's Bylaws as amended and restated are filed as Exhibit 3.02 to this Quarterly Report.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 4, 2017	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02 *	Amended and Restated Bylaws of Eastman Chemical Company

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

4.17	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2017

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2017

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2017

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2017

99.01 *	Amended and Restated Bylaws of Eastman Chemical Company Marked to Show Changes of August 3, 2017 Amendments

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.