Form 10-Q
period 2017-09-30
EASTMAN CHEMICAL CO
filed 2017-11-02
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2017
Common Stock, par value $0.01 per share	143,734,399
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	46

1A.	Risk Factors	46

2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

6.	Exhibits	47

SIGNATURES

Signatures	48

EXHIBIT INDEX

Exhibit Index	49

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; exposure to, and effects of hedging of, raw material and energy costs; foreign currencies and interest rates; disruption of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2017	2016	2017	2016
Sales	$2,465	$2,287	$7,187	$6,820
Cost of sales	1,774	1,666	5,220	4,960
Gross profit	691	621	1,967	1,860
Selling, general and administrative expenses	175	181	525	538
Research and development expenses	56	54	165	163
Asset impairments and restructuring charges, net	—	30	—	28
Operating earnings	460	356	1,277	1,131
Net interest expense	61	64	182	191
Early debt extinguishment costs	—	—	—	9
Other (income) charges, net	(4)	3	(8)	(5)
Earnings before income taxes	403	289	1,103	936
Provision for income taxes	79	56	206	195
Net earnings	324	233	897	741
Less: Net earnings attributable to noncontrolling interest	1	1	4	3
Net earnings attributable to Eastman	$323	$232	$893	$738

Basic earnings per share attributable to Eastman	$2.24	$1.57	$6.15	$5.00
Diluted earnings per share attributable to Eastman	$2.22	$1.56	$6.10	$4.96

Comprehensive Income
Net earnings including noncontrolling interest	$324	$233	$897	$741
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	17	(42)	60	(6)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	(7)	(20)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	31	(7)	(8)	13
Reclassification adjustment for losses included in net income, net	7	19	11	56
Total other comprehensive income (loss), net of tax	48	(37)	43	42
Comprehensive income including noncontrolling interest	372	196	940	783
Less: Comprehensive income attributable to noncontrolling interest	1	1	4	3
Comprehensive income attributable to Eastman	$371	$195	$936	$780
Retained Earnings
Retained earnings at beginning of period	$6,142	$5,517	$5,721	$5,146
Net earnings attributable to Eastman	323	232	893	738
Cash dividends declared	(74)	(69)	(223)	(204)
Retained earnings at end of period	$6,391	$5,680	$6,391	$5,680

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$195	$181
Trade receivables, net of allowance for doubtful accounts	1,047	812
Miscellaneous receivables	378	399
Inventories	1,576	1,404
Other current assets	49	70
Total current assets	3,245	2,866
Properties
Properties and equipment at cost	12,145	11,699
Less: Accumulated depreciation	6,660	6,423
Net properties	5,485	5,276
Goodwill	4,520	4,461
Intangible assets, net of accumulated amortization	2,404	2,469
Other noncurrent assets	370	385
Total assets	$16,024	$15,457
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,402	$1,512
Borrowings due within one year	369	283
Total current liabilities	1,771	1,795
Long-term borrowings	6,325	6,311
Deferred income tax liabilities	1,349	1,206
Post-employment obligations	989	1,018
Other long-term liabilities	491	519
Total liabilities	10,925	10,849
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 218,313,858 and 217,707,600 for 2017 and 2016, respectively)	2	2
Additional paid-in capital	1,968	1,915
Retained earnings	6,391	5,721
Accumulated other comprehensive income (loss)	(238)	(281)
	8,123	7,357
Less: Treasury stock at cost (74,630,257 shares for 2017 and 71,269,474 shares for 2016)	3,100	2,825
Total Eastman stockholders' equity	5,023	4,532
Noncontrolling interest	76	76
Total equity	5,099	4,608
Total liabilities and stockholders' equity	$16,024	$15,457

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2017	2016
Operating activities
Net earnings	$897	$741
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	440	436
Mark-to-market loss on pension and other postretirement benefit plans	—	30
Early debt extinguishment costs	—	9
Gains from sale of businesses	(3)	(17)
Provision for deferred income taxes	70	89
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(188)	(105)
(Increase) decrease in inventories	(143)	12
Increase (decrease) in trade payables	(20)	(66)
Pension and other postretirement contributions (in excess of) less than expenses	(81)	(134)
Variable compensation (in excess of) less than expenses	18	(19)
Other items, net	21	19
Net cash provided by operating activities	1,011	995
Investing activities
Additions to properties and equipment	(438)	(375)
Proceeds from sale of businesses and assets	14	41
Acquisitions, net of cash acquired	(4)	(26)
Other items, net	(2)	1
Net cash used in investing activities	(430)	(359)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	71	(255)
Proceeds from borrowings	600	807
Repayment of borrowings	(750)	(957)
Dividends paid to stockholders	(223)	(204)
Treasury stock purchases	(275)	(120)
Dividends paid to noncontrolling interest	(5)	(8)
Proceeds from stock option exercises and other items, net	14	16
Net cash used in financing activities	(568)	(721)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	14	(86)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$195	$207

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation.

2.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2017	2016
Finished goods	$1,120	$997
Work in process	216	198
Raw materials and supplies	501	473
Total inventories at FIFO or average cost	1,837	1,668
Less: LIFO reserve	261	264
Total inventories	$1,576	$1,404

Inventories valued on the last-in, first-out ("LIFO") method were approximately 60 percent of total inventories at both September 30, 2017 and December 31, 2016.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2017	2016
Trade creditors	$689	$704
Accrued payrolls, vacation, and variable-incentive compensation	183	196
Accrued taxes	106	106
Post-employment obligations	83	110
Other	341	396
Total payables and other current liabilities	$1,402	$1,512

The "Other" above consists primarily of accruals for dividends payable, interest payable, derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROVISION FOR INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$79	20%	$56	20%	$206	19%	$195	21%

The first nine months 2017 effective tax rate includes a $22 million tax benefit to reflect finalization of prior years' income tax returns and a $22 million tax benefit due to planned amendments to prior years' income tax returns. The third quarter and first nine months 2016 effective tax rates reflect a benefit from the extension of favorable U.S. federal tax provisions, primarily research and development ("R&D") tax credits and deferral of certain earnings of foreign subsidiaries from U.S. income taxes in fourth quarter of 2015. The third quarter and first nine months 2016 effective tax rates include a tax benefit of $16 million related to foreign tax credits as a result of the amendment of prior year income tax returns. The first nine months 2016 effective tax rate includes a $16 million one-time benefit for the restoration of tax basis for which depreciation deductions were previously limited and a $9 million tax benefit primarily due to adjustments to the tax provision to reflect the finalization of 2014 foreign income tax returns.

5.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2017	2016
Borrowings consisted of:
5.5% notes due November 2019	$249	$249
2.7% notes due January 2020	797	796
4.5% notes due January 2021	184	184
3.6% notes due August 2022	739	741
1.50% notes due May 2023 (1)	881	786
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	691	689
1.875% notes due November 2026 (1)	583	519
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	871	870
Credit facilities borrowings	399	549
Commercial paper borrowings	366	280
Capital leases and other	6	3
Total borrowings	6,694	6,594
Borrowings due within one year	369	283
Long-term borrowings	$6,325	$6,311

(1)
The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations. During the nine months ended September 30, 2017, pre-tax losses of $158 million were recognized in "Other comprehensive income (loss)" ("OCI") for revaluation of these notes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility and Commercial Paper Borrowings

In December 2014, Eastman borrowed $1 billion under a five-year term loan ("2019 Term Loan"). As of September 30, 2017, the 2019 Term Loan agreement balance outstanding was $20 million with an interest rate of 2.49 percent. In third quarter 2017, $230 million of the Company's borrowings under the 2019 Term Loan agreement were repaid using available cash. As of December 31, 2016, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.02 percent. In December 2016, the Company borrowed $300 million under a second five-year term loan ("2021 Term Loan"). As of September 30, 2017, the 2021 Term Loan agreement balance outstanding was $279 million with an interest rate of 2.49 percent. In third quarter 2017, $20 million of the Company's borrowings under the 2021 Term Loan agreement were repaid using available cash. As of December 31, 2016, the 2021 Term Loan agreement balance outstanding was $299 million with an interest rate of 1.95 percent. Borrowings under the 2019 Term Loan and 2021 Term Loan agreements are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2017 and December 31, 2016, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2017, the Company's commercial paper borrowings were $366 million with a weighted average interest rate of 1.44 percent. At December 31, 2016, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.12 percent.

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At September 30, 2017, the Company's borrowings under the A/R Facility were $100 million supported by trade receivables with an interest rate of 2.07 percent. At December 31, 2016, the Company had no borrowings under the A/R Facility.

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2017 and December 31, 2016.

Fair Value of Borrowings

The Company has classified its long-term borrowings at September 30, 2017 and December 31, 2016 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings under the Term Loans and the A/R Facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of September 30, 2017 and December 31, 2016.

		Fair Value Measurements at September 30, 2017
(Dollars in millions)	Reported Amount September 30, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Long-term borrowings	$6,325	$6,735	$6,333	$402

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2016
(Dollars in millions)	Reported Amount December 31, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Long-term borrowings	$6,311	$6,586	$6,036	$550

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

Cash flow hedges are derivative instruments designated and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying cash flow hedges is reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") located in the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing hedge ineffectiveness are recognized in current earnings.

In second quarter 2016, the Company entered into a fixed-to-floating interest rate swap on a portion of the 3.8% notes due March 2025 to manage the Company's mix of fixed and variable rate debt.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated and used to hedge the foreign currency exposure of net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of "Change in cumulative translation adjustment" within AOCI located in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. The foreign currency-denominated borrowings designated as net investment hedges are included as part of "Long-term borrowings'" within the Unaudited Consolidated Statements of Financial Position.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table shows the notional amounts outstanding at September 30, 2017 and December 31, 2016 associated with the Company's hedging programs.

Notional Outstanding	September 30, 2017	December 31, 2016

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€396	€378
EUR/USD (in approximate USD equivalent)	$468	$398
JPY/USD (in JPY)	¥450	¥1,800
JPY/USD (in approximate USD equivalent)	$4	$15
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	9	11
Energy (in million million british thermal units)	21	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,240	€1,238

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2 with fair values based on estimates using standard pricing models. These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance. The Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses and monitors the creditworthiness of its counterparties on an on-going basis. The Company had no credit losses during third quarter and first nine months 2017 and 2016.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the financial assets and liabilities valued on a gross basis as of September 30, 2017 and December 31, 2016. Additionally, the table below indicates where the derivatives are reported on the Unaudited Consolidated Statements of Financial Position. During the periods presented, there were no transfers between fair value hierarchy levels.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2017 Level 2	December 31, 2016 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$9	$5
Commodity contracts	Other noncurrent assets	1	2
Foreign exchange contracts	Other current assets	27	49
Foreign exchange contracts	Other noncurrent assets	8	47

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Total Derivative Assets		$45	$104

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$38	$62
Commodity contracts	Other long-term liabilities	28	69
Foreign exchange contracts	Payables and other current liabilities	4	—
Foreign exchange contracts	Other long-term liabilities	2	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	3	4
Total Derivative Liabilities		$75	$135
Total Net Derivative Liabilities		$30	$31

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.5 billion and $1.3 billion associated with non-derivative instruments designated as foreign currency net investment hedges at September 30, 2017 and December 31, 2016, respectively. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The tables below present the effect of hedging instruments on OCI and the financial performance for third quarter and first nine months 2017 and 2016:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on derivatives (effective portion)		Pre-tax amount of gain/(loss) reclassified from AOCI into income (effective portion)		Additional pre-tax gain/(loss) recognized in earnings (effective portion)
	Third Quarter		Third Quarter		Third Quarter
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$49	$23	$(15)	$(46)	$—	$—	Cost of sales
Foreign exchange contracts	(12)	(13)	6	15	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	—	2	(2)	(1)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	1	2	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(49)	(3)	—	—	—	—	N/A
Derivatives not designated as hedges: (1)
Foreign Exchange Contracts	—	—	—	—	(2)	—	Other (income) charges, net

	First Nine Months		First Nine Months		First Nine Months
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$42	$132	$(42)	$(131)	$—	$—	Cost of sales
Foreign exchange contracts	(42)	(38)	28	45	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	2	(25)	(4)	(5)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	3	9	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(158)	—	—	—	—	—	N/A
Derivatives not designated as hedges: (1)
Foreign Exchange Contracts	—	—	—	—	2	(14)	Other (income) charges, net

(1)
The gains or losses on derivatives that are not designated as hedges are marked-to-market and represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $210 million at September 30, 2017 and losses of $57 million at December 31, 2016. Losses in AOCI increased September 30, 2017 compared to December 31, 2016 primarily as a result of an increase in foreign currency exchange rates, particularly the euro, partially offset by an increase in commodity prices, particularly propane. If realized, approximately $5 million in pre-tax losses, as of September 30, 2017, would be reclassified into earnings during the next 12 months.

The Company had no material ineffectiveness from the hedging programs during third quarter and first nine months 2017 and 2016.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$10	$3	$9	$3	$—	$2
Interest cost	16	5	18	5	6	7
Expected return on assets	(35)	(8)	(34)	(7)	(1)	(1)
Amortization of:
Prior service credit, net	(1)	—	(1)	—	(10)	(11)
Mark-to-market pension and other postretirement benefits loss	—	—	—	30	—	—
Net periodic benefit (credit) cost	$(10)	$—	$(8)	$31	$(5)	$(3)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$28	$10	$29	$9	$2	$5
Interest cost	49	14	55	17	18	21
Expected return on assets	(105)	(25)	(102)	(23)	(4)	(4)
Amortization of:
Prior service credit, net	(3)	—	(3)	—	(30)	(31)
Mark-to-market pension and other postretirement benefits loss	—	—	—	30	—	—
Net periodic benefit (credit) cost	$(31)	$(1)	$(21)	$33	$(14)	$(9)

The Company contributed $50 million to its U.S. defined benefit pension plans in first nine months 2016.

In third quarter 2016, the Company announced a change to a UK defined benefit pension plan, which triggered an interim remeasurement of the plan obligation resulting in a mark-to-market ("MTM") loss of $30 million. The MTM loss was primarily due to a lower discount rate at the third quarter 2016 remeasurement date compared to December 31, 2015. The lower discount rate was reflective of changes in global market conditions and interest rates on high-grade corporate bonds.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2017, totaling approximately $2.9 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $287 million over a period of approximately 40 years. Of the total lease commitments, approximately 45 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $71 million at September 30, 2017 and consist primarily of leases for railcars that will expire beginning in third quarter 2018. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has rights and obligations under non-recourse factoring facilities that have a combined limit of €150 million ($177 million) as of September 30, 2017. These facilities are committed until December 2017 and will automatically renew for a period of one year unless terminated during the notice period. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. The Company sells the receivables at face value but receives funding (approximately 85 percent) net of a deposit amount until collections are received from customers for the receivables sold. The total amounts of cumulative receivables sold in third quarter and first nine months 2017, were approximately $225 million and $725 million, respectively. The total amounts of cumulative receivables sold in third quarter and first nine months 2016, were approximately $220 million and $680 million, respectively. As part of the program, the Company continues to service the sold receivables at market rates with no servicing assets or liabilities recognized. The amounts of sold receivables outstanding under the non-recourse factoring facilities were $116 million and $99 million at September 30, 2017 and December 31, 2016, respectively. The fair value of the receivables sold equals the carrying value at the time of the sale, and no gain or loss is recognized. The Company is exposed to a credit loss of up to 10 percent on sold receivables.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. The Company's total reserve for environmental contingencies was $315 million and $321 million at September 30, 2017 and December 31, 2016, respectively. At both September 30, 2017 and December 31, 2016, this reserve included $8 million related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is recognized as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2017	December 31, 2016
Environmental contingent liabilities, current	$30	$30
Environmental contingent liabilities, long-term	285	291
Total	$315	$321

Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $289 million to the maximum of $495 million at September 30, 2017 and from the best estimate or minimum of $295 million to the maximum of $503 million at December 31, 2016. The estimated future costs are considered to be reasonably possible and include the amounts recognized at both September 30, 2017 and December 31, 2016.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2017 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2016	$295
Changes in estimates recognized in earnings and other	6
Cash reductions	(12)
Balance at September 30, 2017	$289

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Closure/Post-Closure

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date over the sites' estimated useful lives for these environmental asset retirement obligation costs was $26 million at both September 30, 2017 and December 31, 2016.

Other

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $48 million and $46 million at September 30, 2017 and December 31, 2016, respectively.

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

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2017 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity Attributed to Eastman	Noncontrolling Interest	Total Stockholders' Equity
Balance at December 31, 2016	$2	$1,915	$5,721	$(281)	$(2,825)	$4,532	$76	$4,608
Net Earnings	—	—	893	—	—	893	4	897
Cash Dividends Declared (1) ($1.53 per share)	—	—	(223)	—	—	(223)	—	(223)
Other Comprehensive Income	—	—	—	43	—	43	—	43
Share-Based Compensation Expense (2)	—	40	—	—	—	40	—	40
Stock Option Exercises	—	19	—	—	—	19	—	19
Other	—	(6)	—	—	—	(6)	—	(6)
Share Repurchases	—	—	—	—	(275)	(275)	—	(275)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(4)	(4)
Balance at September 30, 2017	$2	$1,968	$6,391	$(238)	$(3,100)	$5,023	$76	$5,099

(1)	Cash dividends declared includes cash dividends paid and dividends declared, but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(284)	$129	$(234)	$(1)	$(390)
Period change	(97)	34	172	—	109
Balance at December 31, 2016	(381)	163	(62)	(1)	(281)
Period change	60	(20)	3	—	43
Balance at September 30, 2017	$(321)	$143	$(59)	$(1)	$(238)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2017		2016
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$17	$17	$(42)	$(42)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(11)	(7)	(12)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	49	31	(11)	(7)
Reclassification adjustment for losses included in net income, net	10	7	30	19
Total other comprehensive income (loss)	$65	$48	$(35)	$(37)

	First Nine Months
	2017		2016
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$60	$60	$(6)	$(6)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(33)	(20)	(34)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	(13)	(8)	21	13
Reclassification adjustment for losses included in net income, net	17	11	90	56
Total other comprehensive income (loss)	$31	$43	$71	$42

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2017	2016	2017	2016
Numerator
Earnings attributable to Eastman, net of tax	$323	$232	$893	$738

Denominator
Weighted average shares used for basic EPS	144.3	147.2	145.2	147.6
Dilutive effect of stock options and other awards	1.2	1.0	1.3	1.0
Weighted average shares used for diluted EPS	145.5	148.2	146.5	148.6

(Calculated using whole dollars and shares)
EPS
Basic	$2.24	$1.57	$6.15	$5.00
Diluted	$2.22	$1.56	$6.10	$4.96

In third quarter and first nine months 2017, options to purchase 727,111 and 781,011 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total cash proceeds that would be received for these exercises. Third quarter and first nine months 2017 reflect the impact of share repurchases of 1,184,107 and 3,360,783, respectively.

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

The Company declared cash dividends of $0.51 and $0.46 per share in third quarter 2017 and 2016, respectively, and $1.53 and $1.38 per share in first nine months 2017 and 2016, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Severance	$—	$30	$—	$30
Gain on sale of assets	—	—	—	(2)
Total	$—	$30	$—	$28

As part of the Company's previously announced plan to reduce costs primarily in 2017, the Company recognized restructuring charges of $30 million for severance in third quarter 2016. In first nine months 2016, there was a gain of $2 million in the Additives & Functional Products segment for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2017 and full year 2016:

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2017
Severance costs	$42	$—	$1	$(26)	$17
Site closure and restructuring costs	13	—	1	(5)	9
Total	$55	$—	$2	$(31)	$26

(Dollars in millions)	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2016
Non-cash charges	$—	$12	$(12)	$—	$—
Severance costs	55	32	—	(45)	42
Site closure and restructuring costs	11	1	4	(3)	13
Total	$66	$45	$(8)	$(48)	$55

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2017 and 2016, $13 million and $7 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2017 and 2016 net earnings of $8 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2017 and 2016, $40 million and $27 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2017 and 2016 net earnings of $25 million and $17 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2017	2016
Other current assets	$25	$(25)
Other noncurrent assets	7	27
Payables and other current liabilities	2	50
Long-term liabilities and equity	(13)	(33)
Total	$21	$19

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

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Sales
Additives & Functional Products	$886	$752	$2,489	$2,259
Advanced Materials	646	638	1,937	1,873
Chemical Intermediates	696	638	2,069	1,891
Fibers	224	248	652	762
Total Sales by Segment	2,452	2,276	7,147	6,785
Other	13	11	40	35
Total Sales	$2,465	$2,287	$7,187	$6,820

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Operating Earnings (Loss)
Additives & Functional Products	$186	$160	$497	$481
Advanced Materials	141	141	399	381
Chemical Intermediates	81	39	246	121
Fibers	66	79	173	237
Total Operating Earnings by Segment	474	419	1,315	1,220
Other
Growth initiatives and businesses not allocated to segments	(32)	(17)	(92)	(59)
Pension and other postretirement benefits income, net not allocated to operating segments	18	(16)	54	9
Restructuring and acquisition integration and transaction costs	—	(30)	—	(39)
Total Operating Earnings	$460	$356	$1,277	$1,131

	September 30,	December 31,
(Dollars in millions)	2017	2016
Assets by Segment (1)
Additives & Functional Products	$6,535	$6,255
Advanced Materials	4,437	4,247
Chemical Intermediates	3,039	2,927
Fibers	947	920
Total Assets by Segment	14,958	14,349
Corporate Assets	1,066	1,108
Total Assets	$16,024	$15,457

(1)
Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets. Segment asset balances for shared fixed assets within the CI and Fibers segments as of December 31, 2016 have been reclassified to conform to current period allocation methodology.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that provides a five-step process to the principles-based guidance. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regard to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that include clarification of the collectability criterion, specification for the measurement of noncash considerations, clarification of a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and other practical expedients. In December 2016, the FASB issued additional corrections and improvements that affect various narrow aspects of the guidance. The effective date for all amendments is the same as that of the revenue standard stated above. Management does not expect that changes in its accounting required by this new guidance will materially impact the Company's financial statements and related disclosures. The company plans to adopt the standard under the modified-retrospective approach when effective on January 1, 2018.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefit costs that will require the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if presented. In addition, the new requirement prescribes only the service cost component to be eligible for capitalization. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied retrospectively for income statement effect and prospectively for balance sheet effects. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

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

In August 2017, the FASB issued guidance to simplify the application of the current hedge accounting guidance and improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the guidance. Income statement impacts are to be adopted on a retrospective basis as of the beginning of the fiscal year of adoption. The amended presentation and disclosure guidance is required only prospectively. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

18.	SUBSEQUENT EVENT

As previously reported, on October 4, 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, especially for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. There were no serious injuries and no impact to human health or the environment, and all manufacturing operations have resumed except for coal gasification. As repairs are being made, the Company is implementing alternate processes to maintain operations of downstream derivative facilities of coal gasification. The coal gasification area is expected to be operable by the end of fourth quarter 2017. While the Company continues to assess the financial impact of the incident, the net impact is expected to reduce operating earnings by between $50 and $100 million. Costs in fourth quarter 2017 related to the incident are expected to be approximately $100 million, partially offset by insurance recovery expected in the first half of 2018.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures in this Quarterly Report

The non-core items excluded by management in its evaluation of certain results in this Quarterly Report are described, and these non-core items and adjustments to provision for income taxes are quantified, below:

•	Asset impairments and restructuring charges, net, of which asset impairments are non-cash transactions impacting profitability;

•	Mark-to-market ("MTM") pension and other postretirement benefit plan losses resulting from interim remeasurement of a UK pension plan obligation;

•	Acquisition integration and transaction costs;

•	Early debt extinguishment costs resulting from repayment of $500 million of the 2.4% notes due June 2017;

•	Cost of disposition of claims against operations that were discontinued by Solutia, Inc., ("Solutia") prior to the Company's acquisition of Solutia in 2012;

•	Gain from sale of the formulated electronics cleaning solutions business, which was part of the Additives & Functional Products segment; and

•	Gain from sale of the Company's 50 percent interest in the Primester cellulose acetate flake joint venture.

Excluded Non-Core Items and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Non-core items impacting operating earnings:
Asset impairments and restructuring charges, net	$—	$30	$—	$28
Mark-to-market pension and other postretirement benefits loss	—	30	—	30
Acquisition integration and transaction costs	—	—	—	9
Total non-core items impacting operating earnings	—	60	—	67
Non-core items impacting earnings before income taxes:
Early debt extinguishment costs	—	—	—	9
Cost of disposition of claims against discontinued Solutia operations	—	—	—	5
Gains from sale of businesses	(3)	—	(3)	(17)
Total non-core items impacting earnings before income taxes	(3)	—	(3)	(3)
Less: Items impacting provision for income taxes:
Tax effect for non-core items	(2)	17	(2)	22
Adjustment to tax provision	3	—	15	—
Total items impacting provision for income taxes	1	17	13	22
Total items impacting net earnings attributable to Eastman	$(4)	$43	$(16)	$42

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative ("SG&A") expenses,

•	Operating earnings,

•	Other (income) charges, net,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time, management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring items ("cash provided by operating activities, as adjusted") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

Similarly, from time to time, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by operating activities, as adjusted, described above, less the amount of capital expenditures. Management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of cash. The priorities for cash after funding operations include payment of quarterly dividends, additional repayment of debt, inorganic growth opportunities, and, from time to time, repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA", "EBITDA Margin", and "Return on Invested Capital" (or "ROIC"). Management defines Adjusted EBITDA as EBITDA (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, and non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines ROIC as net income plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA, EBITDA Margin, and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and, from time to time, uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA, EBITDA Margin, and ROIC to compare the results, returns, and value of the Company with those of other companies.

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

The Company generated sales revenue of $2.5 billion and $2.3 billion in third quarter 2017 and 2016, respectively, and sales revenue of $7.2 billion and $6.8 billion in first nine months 2017 and 2016, respectively. Sales revenue increased $178 million and $367 million in third quarter and first nine months 2017 compared to third quarter and first nine months 2016, respectively, as increases in the AFP, CI, and AM segments more than offset a decline in the Fibers segment.

Operating earnings were $460 million in third quarter 2017 compared with $356 million in third quarter 2016. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in third quarter 2017 and 2016 were $460 million and $416 million, respectively. Adjusted operating earnings increased in third quarter 2017 as increases in the CI and AFP segments more than offset a decline in the Fibers segment.

Operating earnings were $1.3 billion in first nine months 2017 compared with $1.1 billion in first nine months 2016. Excluding the non-core items identified in "Non-GAAP Financial Measures", operating earnings in first nine months 2017 and 2016 were $1.3 billion and $1.2 billion, respectively. Adjusted operating earnings increased in first nine months 2017 as increases in the CI, AFP, and AM segments more than offset a decline in the Fibers segment.

Net earnings attributable to Eastman and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter				First Nine Months
	2017		2016		2017		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS	$	EPS	$	EPS
Net earnings attributable to Eastman	$323	$2.22	$232	$1.56	$893	$6.10	$738	$4.96
Total non-core items, net of tax (1)(2)	(1)		43		(1)		42
Adjustment to tax provision (1)	(3)		—		(15)		—
Adjusted net earnings	$319	$2.19	$275	$1.86	$877	$5.99	$780	$5.25

(1)
See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for third quarter and first nine months 2017 and the tax effected amount of total non-core items for third quarter and first nine months 2017 and 2016.

(2)	Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

The Company generated $1.0 billion in cash from operating activities in first nine months 2017.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, especially for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. While the Company continues to assess the financial impact of the incident, the net impact is expected to reduce operating earnings by between $50 and $100 million. Costs in fourth quarter 2017 related to the incident are expected to be approximately $100 million, partially offset by insurance recovery expected in the first half of 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Sales	$2,465	$2,287	$178	8%	$7,187	$6,820	$367	5%
Volume / product mix effect			120	5%			266	4%
Price effect			46	2%			130	2%
Exchange rate effect			12	1%			(29)	(1)%

Sales revenue increased $178 million and $367 million in third quarter and first nine months 2017 compared to third quarter and first nine months 2016, respectively, as increases in the AFP, CI, and AM segments more than offset a decline in the Fibers segment.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Gross Profit	$691	$621	11%	$1,967	$1,860	6%
Mark-to-market pension and other postretirement benefits loss	—	18		—	18
Gross Profit excluding non-core item	$691	$639	8%	$1,967	$1,878	5%

Gross profit in third quarter and first nine months 2016 included an $18 million MTM loss as a result of a change to a UK pension plan which triggered an interim remeasurement of the plan obligation. Excluding this non-core item, gross profit increased in third quarter and first nine months 2017 compared with third quarter and first nine months 2016 as increases in the CI, AFP, and AM segments more than offset a decline in the Fibers segment. Gross profit in 2017 was increased by lower labor and manufacturing costs from corporate cost reduction actions taken in 2016.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Selling, General and Administrative Expenses	$175	$181	(3)%	$525	$538	(2)%
Mark-to-market pension and other postretirement benefits loss	—	(12)		—	(12)
Acquisition integration and transaction costs	—	—		—	(9)
Selling, General and Administrative Expenses excluding non-core items	$175	$169	4%	$525	$517	2%

SG&A expenses in third quarter and first nine months 2016 included a $12 million MTM loss as a result of a change to a UK pension plan which triggered an interim remeasurement of the plan obligation. Included in first nine months 2016 SG&A expenses were transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth Laminating & Coating, Inc. ("Commonwealth") business acquired in December 2014. Excluding these non-core items, SG&A expenses increased in third quarter and first nine months 2017 compared with third quarter and first nine months 2016, primarily due to higher expenditures for strategic initiatives and variable compensation costs partially offset by cost reductions resulting from corporate actions taken in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Research and Development Expenses	$56	$54	4%	$165	$163	1%

Asset Impairments and Restructuring Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Severance	$—	$30	$—	$30
Gain on sale of assets	—	—	—	(2)
Total	$—	$30	$—	$28

As part of the Company's previously announced plan to reduce costs primarily in 2017, the Company recognized restructuring charges of $30 million for severance in third quarter 2016. In first nine months 2016, there was a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® insoluble sulfur research and development ("R&D") site in France.

For more information regarding asset impairments and restructuring charges and gains see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Operating earnings	$460	$356	29%	$1,277	$1,131	13%
Mark-to-market pension and other postretirement benefits loss	—	30		—	30
Asset impairments and restructuring charges, net	—	30		—	28
Acquisition integration and transaction costs	—	—		—	9
Operating earnings excluding non-core items	$460	$416	11%	$1,277	$1,198	7%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2017	2016	Change	2017	2016	Change
Gross interest costs	$71	$73		$209	$219
Less: Capitalized interest	2	2		5	7
Interest expense	69	71	(3)%	204	212	(4)%
Less: Interest income	8	7		22	21
Net interest expense	$61	$64	(5)%	$182	$191	(5)%

Net interest expense decreased in third quarter and first nine months 2017 compared with third quarter and first nine months 2016 as a result of the refinancing in 2016 of certain outstanding public debt with proceeds of the sale of new debt securities and term loan borrowings.

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

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016
Foreign exchange transaction (gains) losses, net	$1	$5	$3	$19
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(4)	(10)	(10)
Gains from sale of businesses	(3)	—	(3)	(17)
Other, net	1	2	2	3
Other (income) charges, net	$(4)	$3	$(8)	$(5)
Gains from sale of businesses	3	—	3	17
Cost of disposition of claims against discontinued Solutia operations	—	—	—	(5)
Other (income) charges, net excluding non-core items	$(1)	$3	$(5)	$7

Included in other (income) charges, net are gains or losses on foreign exchange transactions, equity investments, business venture investments, and non-operating assets. Third quarter and first nine months 2017 other (income) charges, net includes a $3 million gain from the sale of the formulated electronics cleaning solutions business. First nine months 2016 foreign exchange transaction (gains) losses, net, included the revaluation of foreign entity assets and liabilities losses partially offset by gains from certain derivative instruments, both items impacted primarily by the euro. See Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

First nine months 2016 other (income) charges, net included a gain of $17 million from the sale of the Company's interest in the Primester cellulose acetate flake joint venture equity investment. For additional information, see Note 6, "Equity Investments", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K. First nine months 2016 other (income) charges, net also included cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012.

Provision for Income Taxes

	Third Quarter				First Nine Months
	2017		2016		2017		2016
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$79	20%	$56	20%	$206	19%	$195	21%
Tax provision for non-core items (1)	(2)		17		(2)		22
Adjustment to tax provision (2) (3)	3		—		15		—
Adjusted provision for income taxes and effective tax rate	$80	20%	$73	21%	$219	20%	$217	22%

(1)	Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)	Third quarter 2017 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate.

(3)	The adjusted provision for income taxes for first nine months 2017 is calculated applying the forecasted full year effective tax rate as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First Nine Months
2017
Effective tax rate	19%
Discrete tax items (1)	1%
Forecasted full year effective tax rate	20%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First nine months 2017 discrete items consist of planned amendments to and finalization of prior years' income tax returns.

Net Earnings and Diluted Earnings per Share

	Third Quarter		First Nine Months
	2017		2017
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$323	$2.22	$893	$6.10
Non-core items:
Gain from sale of business	(3)		(3)
Total non-core items	(3)		(3)
Less: Items impacting provision for income taxes
Tax effect for non-core items (1)	(2)		(2)
Adjustment to tax provision	3		15
Total adjustments to provision for income taxes	1		13
Adjusted net earnings and diluted earnings per share	$319	$2.19	$877	$5.99

	Third Quarter		First Nine Months
	2016		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$232	$1.56	$738	$4.96
Non-core items:
Mark-to-market pension and other post-employment benefits loss	30		30
Asset impairments and restructuring charges, net	30		28
Acquisition integration and transaction costs	—		9
Early debt extinguishment costs	—		9
Cost of disposition of claims against discontinued Solutia operations	—		5
Gain from sale of business	—		(17)
Total non-core items	60		64
Less: Tax effect for non-core items (1)	17		22
Adjusted net earnings and diluted earnings per share	$275	$1.86	$780	$5.25

(1)	Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$886	$752	$134	18%	$2,489	$2,259	$230	10%
Volume / product mix effect			107	14%			218	10%
Price effect			18	3%			24	1%
Exchange rate effect			9	1%			(12)	(1)%

Operating earnings	$186	$160	$26	16%	$497	$481	$16	3%
Asset impairments and restructuring gains, net	—	—	—		—	(2)	2
Operating earnings excluding non-core item	$186	$160	$26	16%	$497	$479	$18	4%

Sales revenue in third quarter 2017 increased compared to third quarter 2016 primarily due to higher sales volume for most product lines, including of specialty fluids due to the timing of customer project completions in the solar energy market, animal nutrition products, and tire additives products. Sales revenue in first nine months 2017 increased compared to first nine months 2016 due to higher sales volume across the segment.

Operating earnings increased in third quarter 2017 compared to third quarter 2016 primarily due to higher sales volume.

Operating earnings in first nine months 2016 included a $2 million gain for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France. Excluding this non-core item, operating earnings increased in first nine months 2017 compared to first nine months 2016, primarily due to higher sales volume of $70 million mostly offset by higher raw material and energy costs, including the reduced negative impact of hedges of commodity prices on raw material costs, exceeding higher selling prices by $56 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$646	$638	$8	1%	$1,937	$1,873	$64	3%
Volume / product mix effect			8	1%			85	5%
Price effect			(2)	—%			(12)	(1)%
Exchange rate effect			2	—%			(9)	(1)%

Operating earnings	$141	$141	$—	—%	$399	$381	$18	5%

Sales revenue in third quarter 2017 increased compared to third quarter 2016 primarily due to improved product mix from higher sales volume of premium products including automotive performance films and Saflex® and head up displays ("HUD") acoustic interlayers.

Sales revenue in first nine months 2017 increased compared to first nine months 2016 primarily due to higher sales volume across the segment, including of premium products such as automotive performance films, Eastman Tritan® copolyester, and Saflex® and HUD acoustic interlayers.

Operating earnings in third quarter 2017 was unchanged compared to third quarter 2016.

Operating earnings in first nine months 2017 increased compared to first nine months 2016 primarily due to the combined impact of higher sales volume, lower unit costs due to higher capacity utilization, and improved product mix of premium products of $66 million. The increase was partially offset by higher raw material and energy costs of $34 million.

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$696	$638	$58	9%	$2,069	$1,891	$178	9%
Volume / product mix effect			8	1%			(2)	—%
Price effect			49	8%			187	10%
Exchange rate effect			1	—%			(7)	(1)%

Operating earnings	$81	$39	$42	108%	$246	$121	$125	103%

Sales revenue in third quarter and first nine months 2017 increased compared to third quarter and first nine months 2016 due to higher selling prices attributed to higher raw material prices and continued improvement in competitive conditions.

Operating earnings increased in third quarter 2017 compared to third quarter 2016, primarily due to the reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane, of $25 million and lower operating costs of $11 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in first nine months 2017 compared to first nine months 2016, primarily due to the reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane, of $71 million, lower operating costs of $27 million, and lower scheduled maintenance costs of $19 million.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%

Sales	$224	$248	$(24)	(10)%	$652	$762	$(110)	(14)%
Volume / product mix effect			(5)	(2)%			(40)	(5)%
Price effect			(19)	(8)%			(69)	(9)%
Exchange rate effect			—	—%			(1)	—%

Operating earnings	$66	$79	$(13)	(16)%	$173	$237	$(64)	(27)%

Sales revenue in third quarter 2017 decreased compared to third quarter 2016 primarily due to lower selling prices, particularly for acetate tow, attributed to lower industry capacity utilization rates.
Sales revenue in first nine months 2017 decreased compared to first nine months 2016 primarily due to lower selling prices and lower sales volume, particularly for acetate tow. Lower acetate tow selling prices were primarily attributed to lower industry capacity utilization rates. Lower acetate tow sales volume was attributed to reduced sales in China and customer buying patterns primarily in first quarter 2017.
Operating earnings in third quarter 2017 decreased compared to third quarter 2016 primarily due to approximately $18 million of lower selling prices, partially offset by lower operating costs.

Operating earnings in first nine months 2017 decreased compared to first nine months 2016 due to approximately $80 million of lower selling prices and first quarter 2017 lower sales volume, partially offset by lower operating costs resulting from changes in segment business operations and assets.

Other

	Third Quarter		First Nine Months
(Dollars in millions)	2017	2016	2017	2016

Sales	$13	$11	$40	$35

Operating loss
Growth initiatives and businesses not allocated to segments	$(32)	$(17)	$(92)	$(59)
Pension and other postretirement benefits income, net not allocated to operating segments	18	(16)	54	9
Restructuring and acquisition integration and transaction costs	—	(30)	—	(39)
Operating loss before non-core items	(14)	(63)	(38)	(89)
Asset impairments and restructuring charges, net	—	30	—	30
Mark-to-market pension and other postretirement benefits loss	—	30	—	30
Acquisition integration and transaction costs	—	—	—	9
Operating loss excluding non-core items	$(14)	$(3)	$(38)	$(20)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in "Other". Sales revenue in third quarter and first nine months 2017 and third quarter and first nine months 2016 is primarily sales from the microfiber technology platform.

Included in third quarter and first nine months 2016 are restructuring costs of $30 million for severance resulting from the Company's previously announced actions to reduce costs. Also included in third quarter and first nine months 2016 is a $30 million MTM loss as a result of a change to a UK pension plan, which triggered an interim remeasurement of the plan obligation. Included in first nine months 2016 operating losses were transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
United States and Canada	$1,057	$1,028	$29	3%	$3,211	$3,064	$147	5%
Asia Pacific	612	576	36	6%	1,705	1,601	104	6%
Europe, Middle East, and Africa	658	545	113	21%	1,882	1,760	122	7%
Latin America	138	138	—	—%	389	395	(6)	(2)%
	$2,465	$2,287	$178	8%	$7,187	$6,820	$367	5%

Sales revenue in United States and Canada increased in third quarter and first nine months 2017 compared to third quarter and first nine months 2016, primarily due to higher CI segment selling prices.

Sales revenue in Asia Pacific increased in third quarter and first nine months 2017 compared to third quarter and first nine months 2016, primarily due to higher AFP, AM, and CI segments sales volume partially offset by lower Fibers segment sales volume.

Sales revenue in Europe, Middle East, and Africa increased in third quarter and first nine months 2017 compared to third quarter and first nine months 2016, primarily due to higher AFP and Fibers segments sales volume. Higher AFP segment sales volume is primarily due to higher sales volume for most product lines, including of specialty fluids due to the timing of customer project completions in the solar energy market, animal nutrition products, and tire additives products.

Sales revenue in Latin America was flat in third quarter 2017 compared to third quarter 2016. Sales revenue in Latin America decreased in first nine months 2017 compared to first nine months 2016, primarily due to lower Fibers and CI segments sales volume partially offset by higher AM segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2017	2016
Net cash provided by (used in)
Operating activities	$1,011	$995
Investing activities	(430)	(359)
Financing activities	(568)	(721)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	14	(86)
Cash and cash equivalents at beginning of period	181	293
Cash and cash equivalents at end of period	$195	$207

Cash provided by operating activities increased slightly in first nine months 2017 compared with first nine months 2016 primarily due to higher earnings being offset by increased receivables and inventories and decreased payables.

Cash used in investing activities increased $71 million in first nine months 2017 compared with first nine months 2016 primarily due to $63 million higher additions to properties and equipment.

Cash used in financing activities decreased $153 million in first nine months 2017 compared with first nine months 2016. The decrease was primarily due to a decrease in net repayments of borrowings partially offset by increases in share repurchases and dividend payments.

Liquidity and Capital Resources

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") that expires October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2017 and December 31, 2016. The amount of available borrowings under the A/R and Credit Facilities was approximately $1.06 billion as of September 30, 2017. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At September 30, 2017, the Company's borrowings totaled $6.7 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In December 2014, Eastman borrowed $1 billion under a five-year term loan ("2019 Term Loan"). As of September 30, 2017, the 2019 Term Loan agreement balance outstanding was $20 million with an interest rate of 2.49 percent. In third quarter 2017, $230 million of the Company's borrowings under the 2019 Term Loan agreement were repaid using available cash. As of December 31, 2016, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.02 percent. In December 2016, the Company borrowed $300 million under a second five-year term loan ("2021 Term Loan"). As of September 30, 2017, the 2021 Term Loan agreement balance outstanding was $279 million with an interest rate of 2.49 percent. In third quarter 2017, $20 million of the Company's borrowings under the 2021 Term Loan agreement were repaid using available cash. As of December 31, 2016, the 2021 Term Loan agreement balance outstanding was $299 million with an interest rate of 1.95 percent. Borrowings under the 2019 Term Loan and 2021 Term Loan agreements are subject to interest at varying spreads above quoted market rates.

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2016 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding outstanding environmental matters and asset retirement obligations.

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

Capital Expenditures

Capital expenditures were $438 million and $375 million in first nine months 2017 and 2016, respectively, primarily for AFP and AM segments manufacturing expansions in Kuantan, Malaysia, an AM segment expansion of Eastman Tritan® copolyester manufacturing capacity in Kingsport, Tennessee, an AFP segment expansion of specialty ketones manufacturing capacity in Kingsport, Tennessee, and site modernization projects in Longview, Texas. The Company expects that 2017 capital spending will be approximately $600 million.

Stock Repurchases

In February 2014, the Company's Board of Directors authorized repurchase of up to $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of September 30, 2017, a total of 9,902,973 shares have been repurchased under this authorization for a total amount of $773 million.

Other

Eastman did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off balance sheet arrangements with contractually narrow or limited purposes. Thus, the Company is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

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

Management expects continued slow global economic growth and challenges in the Fibers segment. Management expects that market prices for commodity products and raw material and energy costs will continue to be volatile, and will continue to evaluate and use pricing strategies to mitigate this volatility. The negative impact of our current commodity price hedges is expected to continue to be less than in recent years. Management also expects the strength of the U.S. dollar to continue to have an overall negative impact on the Company's results, partially offset by hedging of foreign currencies, particularly the euro.

The net impact of the disruption of manufacturing operations resulting from the October 4, 2017 explosion in the Kingsport site's coal gasification area is expected to reduce operating earnings by between $50 and $100 million. Costs in fourth quarter 2017 related to the incident are expected to be approximately $100 million, partially offset by insurance recovery expected in the first half of 2018.

For 2017, management also expects:

•	operating results to continue to benefit from organic growth and improved product mix from continued market adoption of specialty products;

•	cost reduction actions to result in cost savings of approximately $100 million;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending to be approximately $600 million; and

•
priorities for uses of available cash in 2017 to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares, including repayment of $350 million of debt.

Based on the foregoing expectations and assumptions, management expects adjusted 2017 earnings per share, excluding the financial impact of the Kingsport operational incident and non-core items in the last quarter of 2017 and assuming an actual tax rate for full-year 2017 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes", to be 10 to 12 percent higher than adjusted 2016 earnings per share of $6.76. The Company's 2017 financial results forecasts do not include non-core items (such as mark to market pension and other post-retirement benefit gains and losses) or any unusual or non-recurring items. Accordingly, management is unable to reconcile projected 2017 earnings excluding non-core and any unusual or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

Continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows. The Company's business and operating results were affected by the impact of the last global recession and its related impacts, such as, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. Deterioration and weakness of the global economy and financial markets and uncertainty over timing and extent of recovery may adversely affect the Company's results of operations, financial condition, and cash flows. In addition, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

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

As a global specialty chemicals manufacturing company, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, in fourth quarter 2017 the Company had an operational incident in the Kingsport manufacturing site coal gasification operations area that has disrupted manufacturing operations and will negatively impact earnings.

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

The Company's substantial global operations subject it to risks of doing business in other countries, which could adversely affect its business, financial condition and results of operations.

More than half of the Company's sales for 2016 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of manufacturing capacity is located outside of the U.S. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social, and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries may impose additional taxes or otherwise tax Eastman's foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls or limitations on imports or exports. Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition, or results of operations.

Legislative or regulatory actions could increase the Company's future compliance costs.

The Company and its facilities and businesses are subject to complex health, safety, and environmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher costs. Specifically, future changes in U.S. Federal legislation and regulation may increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions have been and continue to be a part of the Company's growth strategy, acquisitions of large companies (such as the acquisition of Taminco Corporation and Solutia) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new businesses resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2017 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized repurchase of up to $1 billion of the Company's outstanding common stock. As of September 30, 2017, a total of 9,902,973 shares have been repurchased under this authorization for a total amount of $773 million. During first nine months 2017, the Company repurchased 3,360,783 shares of common stock for a cost of $275 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2017	—	$—	—	$327
August 1 - 31, 2017	908,318	$84.16	908,318	$251
September 1 - 30, 2017	275,789	$85.40	275,789	$227
Total	1,184,107	$84.45	1,184,107

(1)	All shares were repurchased under a Company announced repurchase plan.

(2)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 2, 2017	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

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

4.17	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2017

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2017

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2017

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2017

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.