Form 10-K
period 2017-12-31
EASTMAN CHEMICAL CO
filed 2018-03-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]                               Accelerated filer [  ]
Non-accelerated filer   [   ]                              Smaller reporting company [  ]
(Do not check if a smaller reporting company) Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨ [ ]

	Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[X]

The aggregate market value (based upon the $83.99 closing price on the New York Stock Exchange on June 30, 2017) of the 142,397,967 shares of common equity held by non-affiliates as of December 31, 2017 was $11,960,005,248 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2017 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 142,966,679 shares of common stock of the registrant were outstanding at December 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic and technology and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to consult any further public Company disclosures (such as filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5
1A.	Risk Factors	23
1B.	Unresolved Staff Comments	23
	Executive Officers of the Company	24
2.	Properties	25
3.	Legal Proceedings	28
4.	Mine Safety Disclosures	28
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	126
11.	Executive Compensation	126
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126
13.	Certain Relationships and Related Transactions, and Director Independence	127
14.	Principal Accountant Fees and Services	127
PART IV

15.	Exhibits and Financial Statement Schedules	128
16.	Form 10-K Summary	128
	Exhibit Index	129
SIGNATURES

Signatures	133

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global advanced materials and specialty additives company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 48 manufacturing sites and equity interests in three manufacturing joint ventures in 14 countries that supply products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions while maintaining a commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. See "Business Segments".

Acquisitions have supported Eastman's strategy to increase emphasis on specialty businesses and have provided opportunities for the integration of technology platforms enabling differentiated product development targeting new niche markets. In July 2012, the Company acquired Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals. In June 2014, the Company acquired BP plc's global aviation turbine engine oil business. In August 2014, the Company acquired Knowlton Technologies, LLC, a leader in the design, accelerated prototyping, and manufacture of wet-laid nonwovens in filtration, friction, and custom designed composite webs. In December 2014, Eastman acquired Taminco Corporation, a global specialty chemical company and Commonwealth Laminating & Coating, Inc., a specialty films business. Results of the acquired businesses are included in Eastman's financial results for the periods presented in this Annual Report on Form 10-K (this "Annual Report").

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end user products. Key areas of application development include thermoplastic processing, functional films, coatings formulations, rubber additive formulations, adhesives formulations, non-wovens and textiles, and animal nutrition. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. Management believes that these elements of the Company's innovation-driven growth model combined with disciplined portfolio management and balanced capital deployment will result in consistent, sustainable earnings growth and strong cash flow.

In 2017, the Company reported sales revenue of $9.5 billion, operating earnings of $1.5 billion, and net earnings attributable to Eastman of $1.4 billion. Diluted earnings per share attributable to Eastman were $9.47. Cash provided by operating activities was $1.7 billion. Excluding non-core and unusual items, adjusted net earnings were $1.1 billion and adjusted earnings per diluted share were $7.61. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for reconciliation of non-GAAP to GAAP measures, description of excluded items, and related information. For Company sales revenue by end-market, see Exhibit 99.01 "2017 Company and Segment Sales Revenue by End-Use Market" of this Annual Report.

BUSINESS STRATEGY

Eastman's objective is to be an outperforming specialty chemical company with consistent earnings growth and strong cash flow. Integral to the Company's strategy for growth is leveraging its heritage of expertise and innovation within its cellulose and acetyl, olefins, polyester, and alkylamine chemistries. For each of these "streams", the Company has developed and acquired a combination of assets and technologies that combine scale and integration across multiple manufacturing units and sites as a competitive advantage. Management uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development, and relentlessly engaging the market. The Company sells differentiated products into diverse markets and geographic regions and engages the market by working directly with customers and downstream users to meet their needs in existing and new niche markets. Management believes that this innovation-driven growth model will result in consistent financial results by leveraging the Company's proven technology capabilities to improve product mix, increasing emphasis on specialty businesses, and sustaining and expanding leadership in attractive niche markets. A consistent increase in earnings is expected to result from both organic growth initiatives and strategic inorganic initiatives such as external growth through acquisitions that are complementary or additive to existing products and joint ventures.

In 2017, as part of the Company's strategy to increase emphasis on specialty businesses and products, the Company continued to pursue strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company.

Growth and Innovation

Management is pursuing specific opportunities to leverage Eastman's innovation-driven growth model for continued near-term and long-term greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. These opportunities which are expected to add greater than two percent on a compounded basis to revenue from 2018 through 2020, currently include:

•	AFP segment:

•
Growth and innovation of Crystex® insoluble sulfur rubber additives through completion of an expansion of the manufacturing facility in Kuantan, Malaysia in 2017 that management expects will produce material qualified for commercial sales in 2018. This expansion is expected to allow the Company to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and facilitating the introduction of new products for the tire markets.

•
Growth and innovation of Tetrashield® performance polyester resins based on proprietary monomer technology. These polyester resins provide a combination of improved performance and sustainability, particularly for the automotive coatings, industrial, and food packaging markets.

•
Growth and innovation of Impera® high performance resins for tires. When used as additives in tire compound formulations, Impera® resins enable tire manufacturers to improve the safety and handling of tires, balance tire performance and fuel economy needs, and achieve superior levels of tack for tire construction.

•
Growth and innovation of Aerafin® polymer, developed from proprietary olefin technology. These olefin polymers enable improved processing time and other benefits including low odor, improved adhesion, exceptional peel performance, and thermal stability for adhesive applications within the hygiene market.

•	Growth in animal nutrition and solar specialty fluids through enhanced commercial execution.

•	AM segment:

•
Continued success of Tritan® copolyester in the durable goods and health and wellness markets, supported by construction of an additional 60,000 metric ton expansion of Tritan® copolyester capacity at the Kingsport, Tennessee manufacturing facility expected to be complete in early 2018 and fully operational in first half 2018.

•
Growth and innovation of Saflex® and head up displays ("HUD") acoustic interlayers used in the transportation and building and construction markets, supported by construction of a manufacturing facility for polyvinyl butyral ("PVB") resin at the Kuantan, Malaysia site which became fully operational in first quarter 2018.

•
Growth and innovation of Treva™, a cellulose-based engineering bioplastic that offers high performance, sustainability, and design flexibility in applications that require complex and intricate designs and high safety requirements such as eyeglass frames, wearable electronics, and lenses.

•	Growth in performance films in North America and China through strengthened sales channel, marketing, and commercial execution strategies and capabilities.

•	Fibers segment:

•	Leveraging the innovation-driven growth model to focus on growth and innovation in the textiles market through new product offerings including:

▪	Naia®, a yarn for the apparel market developed from Eastman's proprietary cellulose ester technology.

▪
Avra™, a family of fibers for the performance apparel market developed from a combination of Eastman proprietary spinning technology and polymer chemistry enabling unique fiber capabilities of size, shape, comfort, and performance.

▪	Vestera™, a new wood pulp-based alternative for the nonwoven industry used in personal hygiene applications.

Sustainability

Because of Eastman's proprietary and differentiated technologies, applications development capabilities and advantaged feedstocks, the Company views sustainability as a source of competitive strength for growth. Eastman is committed to innovation and growth efforts focused on opportunities where disruptive macro trends align with the Company's differentiated and innovative technology platforms and applications development. Eastman has identified disruptive macro trends to align with the corporate strategy and drive innovation of new products that enable customers' development and sales of sustainable products. Examples of Eastman's leading position in providing sustainable solutions within identified disruptive macro trends include:

•	Health and wellness: Tritan® copolyester, Tetrashield® performance polyester resins, and Vestera™ cellulosic fiber.

•	Natural resource efficiency: Saflex® Q series advanced acoustic interlayers, Impera® high performance resins for tires, and Treva™ proprietary engineering bioplastic.

•	Emerging middle class: Saflex® and HUD acoustic interlayers, Regalite® hydrocarbon resins, Naia® cellulosic yarn, and Avra™ performance fibers.

•	Feeding a growing population: Eastman organic acids, Enhanz™ feed additive, and Banguard™ crop protection.

FINANCIAL STRATEGY

In its management of the Company's businesses and growth initiatives, management is committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Eastman management believes maintaining a financial profile that supports an investment grade credit rating is important to its long-term strategic and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include payment of the quarterly dividend, repayment of debt, funding targeted organic and inorganic growth initiatives, and repurchasing shares. Management expects that the combination of continued strong cash flow generation, strong balance sheet, and sufficient liquidity will continue to provide flexibility to pursue growth initiatives.

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ and supports the Company's strategy of continued transformation towards a specialty portfolio of products.

Sales revenue and costs related to growth initiatives, R&D, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are included in "Other". For identification of manufacturing sites, see Item 2, "Properties". For additional information concerning the Company's operating segments, see Note 19, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

Overview

In the AFP segment, the Company manufactures chemicals for products in the transportation, consumables, building and construction, animal nutrition, crop protection, energy, personal and home care, and other markets. In 2017, the AFP segment had sales revenue of $3.3 billion, 35 percent of Eastman's total sales. Key technology platforms in this segment are cellulose esters, polyester polymers, insoluble sulfur, hydrocarbon resins, alkylamine derivatives, and propylene derivatives.

The AFP segment's sales growth is typically above annual industrial production growth due to innovation and enhanced commercial execution with sales to a robust set of end markets. The segment is focused on producing high-value additives that provide critical functionality but which comprise a small percentage of total customer product cost. The segment principally competes on the unique performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. A critical element of the AFP segment's success is its close formulation collaboration with customers through advantaged application development capability.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Coatings and Inks Additives
Polymers cellulosics Tetrashield® polyesters polyolefins Additives and Solvents Texanol® Optifilm® ketones esters glycol ethers oxo alcohols	specialty coalescents, specialty solvents, and commodity solvents paint additives and specialty polymers	BASF SE DowDuPont Inc. Oxea Celanese Corporation Alternative Technologies	wood pulp propane propylene	building and construction (architectural coatings) transportation (OEM) and refinish coatings durable goods (wood, industrial coatings and applications) consumables (graphic arts, inks, and packaging)
Adhesives Resins
Piccotac® Regalite® Eastotac® Eastoflex® Aerafin®	hydrocarbon resins and rosin resins mainly for hot-melt and pressure sensitive adhesives	Exxon Mobil Corporation Kolon Industries, Inc. Evonik Industries	C9 resin oil piperylene gum rosin propylene	consumables (resins used in hygiene and packaging adhesives) building and construction (resins for construction adhesives and interior flooring)
Tire Additives
Crystex®	insoluble sulfur rubber additive	Oriental Carbon & Chemicals Limited Shikoku Chemicals Corporation	sulfur naphthenic process oil	transportation (tire manufacturing) other rubber products (such as hoses, belts, seals, and footwear)
Santoflex®	antidegradant rubber additive	Jiangsu Sinorgchem Technology Co., Ltd. Korea Kumho Petrochemical Co., Ltd. Lanxess AG	nitrobenzene aniline methyl isobutyl ketone	transportation (tire manufacturing) other rubber products (such as hoses, belts, seals, and footwear)
Impera®	performance resins	Cray Valley Hydrocarbon Specialty Chemicals Exxon Mobil Corporation Kolon Industries Incorporated	alpha methylstyrene piperylene styrene	transportation (tire manufacturing)

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Care Chemicals
Alkylamine derivatives	amine derivative-based building blocks for production of flocculants intermediates for surfactants	BASF SE DowDuPont Inc. Huntsman Corporation	alkylamines ammonia alcohols ethylene oxide	water treatment personal and home care
Specialty Fluids
Therminol® Turbo Oils Skydrol® SkyKleen®	heat transfer and aviation fluids	DowDuPont Inc. Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	industrial chemicals and processing (heat transfer fluids for chemical processes) renewable energy commercial aviation
Animal Nutrition
Formic acid solutions Enhanz™	formic acid-based solutions	BASF SE Perstorp Luxi Chemical Group Feicheng Acid Chemicals	sulfuric acid formic acid	animal nutrition
Crop Protection
Alkylamine derivatives Banguard™	metam-based soil fumigants thiram and ziram-based fungicides plant growth regulator	DowDuPont Inc. Argo-Kanesho Co., Ltd. Bayer BASF SE	alkylamines CS2 caustic soda	agriculture crop protection

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Coatings and Inks Additives	23%	24%	24%
Adhesives Resins	18%	21%	21%
Tire Additives	17%	17%	17%
Care Chemicals	17%	15%	15%
Specialty Fluids	13%	11%	11%
Animal Nutrition and Crop Protection	12%	12%	12%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2017	2016	2015
United States and Canada	35%	37%	38%
Asia Pacific	23%	21%	21%
Europe, Middle East, and Africa	36%	35%	35%
Latin America	6%	7%	6%
Total	100%	100%	100%
See Exhibit 99.01 for AFP segment revenue by end-use market.

Strategy

Management applies the innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts on further expanding end markets such as transportation, consumables, building and construction, industrial applications, animal nutrition, care chemicals, crop protection, and energy. Eastman management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, tire performance labeling regulations in various parts of the world and competitive pressure favoring performance over cost are causing tire manufacturers to simultaneously improve conflicting tire attributes. Eastman's tire additives technology helps tire manufacturers overcome common compromises often observed between wet grip and rolling resistance. In order to address identified market needs, the Company is also developing new technologies such as polyester resins for coatings, sustainable solvents, and cellulose esters and hydrocarbon resins for tires.

Eastman's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the segment expects to capitalize on industrial growth in Asia from its manufacturing capacity expansion in Kuantan, Malaysia and cellulose ester products sourced from the Company's low-cost cellulose and acetyl manufacturing stream in North America.

In 2017, the Company:

•
advanced growth and innovation of Crystex® insoluble sulfur rubber additives through completion of an expansion of the manufacturing facility in Kuantan, Malaysia that management expects will produce material qualified for commercial sales in 2018. This expansion is expected to allow the Company to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and facilitating the introduction of new products into the tire markets;

•
advanced growth and innovation of Tetrashield® performance polyester resins based on proprietary monomer technology. These polyester resins provide a combination of improved performance and sustainability, particularly for the automotive coatings, industrial, and food packaging markets;

•
advanced growth and innovation of Impera® high performance resins for tires. When used as additives in tire compound formulations, Impera® resins enable tire manufacturers to improve the safety and handling of tires, balance tire performance and fuel economy needs, and achieve superior levels of tack for tire construction;

•
advanced growth and innovation of Aerafin® polymer, developed from proprietary olefin technology. These olefin polymers enable improved processing time and other benefits including low odor, improved adhesion, exceptional peel performance, and thermal stability for adhesive applications within the hygiene market; and

•	accelerated growth in animal nutrition and solar specialty fluids through enhanced commercial execution.

ADVANCED MATERIALS SEGMENT

Overview

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness markets. In 2017, the AM segment had sales revenue of $2.6 billion, 27 percent of Eastman's total sales. Key technology platforms for this segment include cellulose esters, copolyesters, and PVB and polyester films.

Eastman's technical, application development, and market development capabilities enable the AM segment to modify its polymers, films, and plastics to control and customize their final properties for development of new applications with enhanced functionality. For example, Tritan® copolyesters are a leading solution for food contact applications due to their performance and processing attributes and Bisphenol A ("BPA") free properties. The Saflex® Q Series product line is a leading solution for architectural and automotive applications. The Company maintains what management believes is a leading solar control technology position in the window film market through the use of high performance sputter coatings which enhance solar heat rejection while maintaining superior optical properties. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Specialty Plastics
Tritan® copolyester Eastar® copolyesters Spectar® copolyester Embrace® copolyester Visualize® Eastman Aspira™ family of resins Flexvue® Treva™	copolyesters cellulose esters	Covestro Trinseo Evonik Industries AG Saudi Basic Industries Corporation Mitsubishi Chemical Corporation S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd SABIC	paraxylene ethylene glycol cellulose purified terephthalic acid	consumables (consumer packaging, cosmetics packaging, in-store fixtures and displays) durable goods (consumer housewares and appliances) health and wellness (medical) electronics (displays)
Advanced Interlayers
Saflex® Saflex® Q Series	PVB sheet specialty PVB intermediates	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd Kingboard (Fo Gang) Specialty Resins Limited, Chang Chun Petrochemical Co., Ltd	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol triethylene gylcol	transportation (automotive safety glass, automotive acoustic glass, and HUD) building and construction (PVB for architectural interlayers)
Performance Films
LLumar® SunTek® V-KOOL® Gila®	window film and protective film products for aftermarket applied films	3M Company Saint-Gobain S.A. Beijing Kangde Xin Composite Material Company, LLC "KDX"	polyethylene terephthalate film	transportation (automotive after- market window film and paint protection film) building and construction (residential and commercial window films)

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Specialty Plastics	51%	50%	51%
Advanced Interlayers	33%	34%	33%
Performance Films	16%	16%	16%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2017	2016	2015
United States and Canada	36%	37%	38%
Asia Pacific	33%	32%	31%
Europe, Middle East, and Africa	26%	26%	26%
Latin America	5%	5%	5%
Total	100%	100%	100%
See Exhibit 99.01 for AM segment revenue by end-use market.

Strategy

Management applies the innovation-driven growth model in the AM segment by leveraging innovation and technology platforms into new products and applications, accelerating AM segment growth, and leveraging its manufacturing capacity. The segment continues to expand its portfolio of higher margin products in attractive end markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for future growth. The advanced interlayers product lines, including acoustic PVB sheet and HUD interlayers, leverage Eastman's global presence to supply industry leading innovations to automotive and architectural end markets by collaborating with global and large regional customers. In the automotive end market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment's product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets. Additionally, increased demand for BPA-free products has created new opportunities for various copolyester applications.

The AM segment expects to continue to improve product mix from increased sales of premium products, including Tritan® copolyester, Visualize® material, Saflex® Q acoustic series and Saflex® HUD interlayer products, LLumar®, V-KOOL®, and SunTek® window and protective films.

The acquisition of Commonwealth Laminating & Coating, Inc. in December 2014 further expanded the AM segment's product portfolio and sales channel network in the diverse window film markets, enabled further manufacturing and distribution efficiencies, and added industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

In 2017, the Company:

•
advanced the continued success of Tritan® copolyester in the durable goods and health and wellness markets, supported by construction of an additional 60,000 metric ton expansion of Tritan® copolyester capacity at the Kingsport, Tennessee manufacturing facility expected to be complete in early 2018 and fully operational in first half 2018;

•
advanced growth and innovation of Saflex® and HUD acoustic interlayers used in the transportation and building and construction markets, supported by construction of a manufacturing facility for PVB resin at the Kuantan, Malaysia site which became fully operational in first quarter 2018;

•
advanced growth and innovation of Treva™, a cellulose-based engineering bioplastic that offers high performance, sustainability, and design flexibility in applications that require complex and intricate designs and high safety requirements such as eyeglass frames, wearable electronics, and lenses; and

•	strengthened growth in performance films in North America and China through improved sales channel, marketing, and commercial execution strategies and capabilities.

CHEMICAL INTERMEDIATES SEGMENT

Overview

The CI segment leverages large scale and vertical integration from the cellulose and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. In 2017, the CI segment had sales revenue of $2.7 billion, 29 percent of Eastman's total sales. Key technology platforms include acetyls, oxos, plasticizers, polyesters, and alkylamines.

The CI segment product lines benefit from competitive cost positions primarily resulting from the use of and access to lower cost raw materials, and the Company's scale, technology, and operational excellence. Examples include coal used in the production of cellulose and acetyl stream product lines, feedstocks used in the production of olefin derivative product lines such as oxo alcohols and plasticizers, and ammonia and methanol used to manufacture methylamines. The CI segment also provides superior reliability to customers through its backward integration into readily available raw materials, such as ethane, propane, and coal. In addition to a competitive cost position, the plasticizers business expects to continue to benefit from the growth in relative use of non-phthalate rather than phthalate plasticizers in the United States, Canada, and Europe.

Several CI segment product lines are affected by cyclicality, most notably olefin and acetyl-based products. See "Eastman Chemical Company General Information - Manufacturing Streams". This cyclicality is caused by periods of supply and demand imbalance, when either incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. While management continues to take steps to reduce the impact of the trough of these cycles, future results are expected to occasionally fluctuate due to both general economic conditions and industry supply and demand.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters	Olefin derivatives, acetyl derivatives, ethylene, commodity solvents	Lyondell Bassell, BASF SE DowDuPont Inc. Oxea BP plc Celanese Corporation Lonza Flint Hills Resources	propane ethane propylene coal natural gas paraxylene metaxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168® DOP Benzoflex® TXIB® Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Emerald Performance Materials	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)
Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE Chemours U.S. Amines Oxea	methanol ammonia acetone ethanol butanol	agrochemicals energy consumables water treatment animal nutrition industrial intermediates

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Intermediates	64%	65%	65%
Plasticizers	19%	20%	20%
Functional Amines	17%	15%	15%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2017	2016	2015
United States and Canada	68%	69%	69%
Asia Pacific	14%	12%	12%
Europe, Middle East, and Africa	12%	13%	13%
Latin America	6%	6%	6%
Total	100%	100%	100%
See Exhibit 99.01 for CI segment revenue by end-use market.

Strategy

To maintain and enhance its status as a low-cost producer and optimize earnings, the CI segment continuously focuses on cost control, operational efficiency, and capacity utilization. This includes focusing on products used internally by other operating segments, thereby supporting growth in specialty product lines throughout the Company. Through the CI segment, the Company has leveraged the advantage of its highly integrated manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows for the production of acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman uses its proprietary oxo technology in one of the world's largest single-site, oxo butyraldehyde manufacturing facilities to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies and purchased propylene. The Pace, Florida manufacturing facility, which uses ammonia and methanol feedstocks, is the largest methylamine production site in the world. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the CI segment product lines to remain cost competitive and, for some products, cost-advantaged over competitors.

In 2017, to support the increased emphasis on specialty businesses and products, the Company continued to pursue strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company.

The Company is party to an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant to further improve the Company's long-term competitive cost position. The Company expects to begin purchasing propylene from this plant in first half 2018. Prior to beginning these purchases, the Company will continue to benefit from a propylene market contract with an advantaged cost position for purchased propylene.

FIBERS SEGMENT

Overview

In the Fibers segment, Eastman manufactures and sells Estron® acetate tow and Estrobond® triacetin plasticizers for use in filtration media, primarily cigarette filters; Estron® natural (undyed) and Chromspun® solution-dyed acetate yarns for use in apparel, home furnishings, and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 85 years. In 2017, the Fibers segment had sales revenue of $852 million, 9 percent of Eastman's total sales.

The largest 10 Fibers segment customers accounted for approximately 70 percent of the segment's 2017 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.

The Company's long history and experience in fibers markets are reflected in the Fibers segment's operating expertise, both within the Company and in support of its customers' processes. The Fibers segment's knowledge of the industry and of customers' processes allows it to assist its customers in maximizing their processing efficiencies, promoting repeat sales, and developing mutually beneficial, long-term customer relationships.

The Company's fully integrated fibers manufacturing process employs unique technology that allows it to use a broad range of high-purity wood pulps for which the Company has dependable sources of supply.

Contributing to profitability in the Fibers segment is the limited number of competitors and significant barriers to entry. These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, balanced internally produced acetate flake supply for Fibers products, a reputation for customer service excellence, and a customer base characterized by strategic long-term customer and end user relationships. The Company continues to capitalize and build on these strengths to further improve the strategic position of its Fibers segment. Despite continued challenging acetate tow market conditions, including additional industry capacity and lower capacity utilization rates, management expects continued strong Fibers segment cash flow.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications

Acetate Tow
Estron®	cellulose acetate tow	Celanese Corporation Rhodia Acetow Daicel Corporation Mitsubishi Rayon Co. Ltd.	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Acetyl Chemical Products
Estrobond®	triacetin cellulose acetate flake acetic acid acetic anhydride	Jiangsu Ruijia Chemistry Co., Ltd. Polynt SPA Daicel Corporation Celanese Corporation Rhodia Acetow	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Acetate Yarn
Estron® Chromspun® Naia® Avra™ Vestera™	natural (undyed) acetate yarn solution dyed acetate yarn natural (undyed) polyester yarn	UAB Dirbtinis Pluostas Industrias del Acetato de Celulosa S.A. Mitsubishi Rayon Co. Ltd. Invista Nan Ya Plastics Corporation	wood pulp methanol high sulfur coal polyethylene terephthalate	consumables (apparel, home furnishings, and industrial fabrics) health and wellness (medical tape)

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Acetate Tow	77%	80%	78%
Acetyl Chemical Products	15%	13%	14%
Acetate Yarn	8%	7%	8%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2017	2016	2015
United States and Canada	22%	21%	21%
Asia Pacific	37%	44%	49%
Europe, Middle East, and Africa	37%	29%	26%
Latin America	4%	6%	4%
Total	100%	100%	100%

Strategy

Management applies the innovation-driven growth model in the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated coal gasification facility and is the largest and most integrated acetate tow site in the world. Eastman's global acetate tow capacity is approximately 180,000 metric tons, not including the Company's participation in an acetate tow joint venture manufacturing facility in China. The Company supplies 100 percent of the acetate flake raw material to the China manufacturing joint venture from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report.

The Company makes use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements, with the goals of meeting customers' evolving needs and further improving the segment's manufacturing process efficiencies.

The Fibers segment R&D efforts focus on serving existing customers, leveraging proprietary cellulose ester and spinning technology for differentiated application development in new markets, optimizing asset productivity, and working with suppliers to reduce costs. For acetate tow, these efforts are assisting customers in the effective use of the segment's products and customers' product development efforts. Beyond acetate tow, management is applying the innovation-driven growth model to leverage its fibers technology and expertise to focus on innovative growth in the textiles market. During 2017, the Company advanced innovation of new product offerings including Naia®, a yarn for the apparel market developed from Eastman's proprietary cellulose ester technology; Avra™, a family of fibers for the performance apparel market developed from a combination of Eastman proprietary spinning technology and polymer chemistry enabling unique fiber capabilities of size, shape, comfort, and performance; and Vestera™, a new wood pulp-based alternative for the nonwoven industry used in personal hygiene applications.

As a result of challenging market conditions for acetate tow, the Company closed its Workington, UK acetate tow manufacturing facility in 2015. Following an increase in acetate flake capacity at the Kingsport, Tennessee site in 2015, the Fibers segment could supply all its acetate tow and yarn spinning capacity from this low-cost flake asset. In order to fully utilize the increased capacity and reduce fixed costs, in June 2016, the Company sold its 50 percent interest in Primester, which manufactures cellulose acetate at the Company's Kingsport, Tennessee site.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Financial Information About Geographic Areas

Eastman operates as a global business with approximately 55 percent of its 2017 sales revenue generated from outside the United States and Canada region. The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 75 percent located in the United States. The Company has expanded its international manufacturing presence and is also able to transport products globally to meet demand. While all regions are affected by uncertainty and volatility in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's operating segments and products in each region. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report. For sales by customer location by business segments, see "Business Segments". For sales revenue by geographic areas, see Note 19, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales by Customer Location" in Part II, Item 7 of this Annual Report. For long-lived assets by geographic areas, see Note 19, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Seasonality and Cyclicality

Eastman's earnings are typically higher in second and third quarters, and cash flows from operations are typically highest in the second half of the year due to seasonal demand based on general economic activity in the Company's key markets as described in "Business Segments". Results in the AM segment are typically weaker in fourth quarter due to seasonal downturns in key markets.

The coatings and inks additives product line of the AFP segment and the intermediates product line of the CI segment are impacted by the cyclicality of key end products and markets, while other operating segments and product lines are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of business cycles and global economic conditions affect the length of each cycle.

Despite sensitivity to global economic conditions, the product portfolios of each operating segment are expected to continue to provide an overall stable foundation for earnings growth.

Sales, Marketing, and Distribution

Eastman markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and approximately 30 other countries selling into more than 100 countries around the world. The Company focuses its market engagement on attractive niche markets, leveraging disruptive macro trends, and market activation throughout the value chain with both customers and downstream users. Eastman's strategy is to target industries and markets where the Company can leverage its application development expertise to develop product offerings to provide differentiated value that address current and future customer and market needs. The Company's strategic marketing approach and capabilities leverage the Company's insights about trends, markets, and customers to drive development of specialty products. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

The Company's products are also marketed through indirect channels, which include distributors, dealers, and contract representatives. Sales outside the United States tend to be made more frequently through distributors, dealers, and contract representatives than sales in the United States. The combination of direct and indirect sales channels, including sales online through its Customer Center website, allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers and to downstream users directly from Eastman manufacturing plants and distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases approximately 75 percent of its key raw materials and energy through different contract mechanisms, generally of two to five years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments for certain of its key raw materials to mitigate the impact of market price fluctuations. Key raw materials include propane, cellulose, paraxylene, propylene, methanol, fatty alcohol, polyvinyl alcohol, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessments and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has contingency plans to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II Item 7 of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 45 percent in 2017. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Manufacturing Streams

Integral to Eastman's strategy for growth is leveraging its heritage of expertise and innovation in cellulose and acetyl, olefins, polyester, and alkylamine chemistries in key markets, including transportation, building and construction, consumables, filtration media, and agriculture. For each of these chemistries, Eastman has developed and acquired a combination of assets and technologies that are operated within four manufacturing "streams", combining scale and integration across multiple manufacturing units and sites as a competitive advantage.

•
In the cellulose and acetyl stream, the Company begins with coal which is gasified with oxygen in its coal gasification facility. The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride. The Company's ability to use coal is a long-term raw material cost advantage. Cellulose derivative manufacturing at the Company begins with natural polymers, sourced from managed forests, which, when combined with acetyl and olefin chemicals, provide differentiated product lines. Cellulose and acetyl stream products include, but are not limited to, cellulose fibers, plastics, and esters. The major end markets for products from the cellulose and acetyl stream include coatings, displays, thermoplastics, and filtration media.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are "cracked" (the process whereby hydrocarbon molecules are broken down and rearranged) into the "olefin" chemicals ethylene and propylene in three cracking units at its facility in Longview, Texas. The Company purchases additional propylene for use at its Longview facility and other facilities outside the United States. Propylene derivative products are used in a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. Ethylene derivative products are converted for end uses in the food industry, health and beauty products, detergents, and automotive products. Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles. The Company believes it is positioned to be less impacted by these cycles than more commodity-based producers due to its diverse derivatives products and focus on more specialty markets.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") for polyesters and copolyesters. PTA or DMT is then reacted with various glycols, which the Company either makes or purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce copolyesters. The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low-cost position, and a more reliable intermediate supply. In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters effectively compete with materials such as polycarbonate and acrylic.

•
In the alkylamines stream, the Company begins with ammonia and alcohols to produce methylamines and higher alkylamines, which can then be further reacted with other chemicals to produce alkylamine derivatives. The Company's alkylamines products are primarily used in agriculture, water treatment, consumables, animal nutrition, and oil and gas end markets. The Company is recognized as one of the leading global producers of alkylamines. Methylamines are manufactured by reacting methanol with ammonia in a catalytic reactor, purified by distillation and used as building blocks to produce downstream derivatives or sold externally to merchant customers. The term "higher alkylamines" refers to amines produced with alcohols (ethyl, n butyl, n propyl, isopropyl and cyclohexyl amines). The use of different alcohols results in the creation of different higher alkylamines which are used both internally to produce derivatives or sold externally to the merchant market.

The Company leverages its expertise and innovation in cellulose and acetyl, olefins, polyester, and alkylamine chemistries and technologies, to meet demand and create new uses and opportunities for the Company's products in key markets. Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Capital Expenditures

Capital expenditures were $649 million, $626 million, and $652 million in 2017, 2016, and 2015, respectively. Capital expenditures in 2017 were primarily for AFP and AM segments manufacturing expansions in Kuantan, Malaysia, an AM segment expansion of Tritan® copolyester capacity in Kingsport, Tennessee, an AFP segment expansion of specialty ketones manufacturing capacity in Kingsport, Tennessee, and site modernization projects in Longview, Texas. Capital expenditures in 2017 included $49 million for repair and reconstruction of the manufacturing facilities damaged in the previously reported fourth quarter 2017 coal gasification incident. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Overview" for a description of the coal gasification incident and its impact on financial results. The Company expects that 2018 capital spending will be approximately $550 million primarily for targeted growth initiatives and maintenance.

Employees

Eastman employs approximately 14,000 men and women worldwide. Approximately 10 percent of the total worldwide labor force is represented by collective labor agreements, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 55 percent of the Company's 2017 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2017.

Intellectual Property and Trademarks

While Eastman's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular operating segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 700 active United States patents and more than 1,600 active foreign patents, expiring at various times over several years, and owns over 5,000 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II Item 7 of this Annual Report.

The Company pursues opportunities to license proprietary technology to third parties where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.

Research and Development

For 2017, 2016, and 2015, Eastman's R&D expenses totaled $215 million, $219 million, and $242 million, respectively. Management applies the innovation-driven growth model to leverage the Company's world class scalable technology platforms that provide a competitive advantage and the foundation for sustainable earnings growth. The Company's R&D strategy for sustainable growth through innovation includes multi-generational product development for specialty products, faster and more differentiated product development, and the creation of value through integration of multiple technology platforms. This strategy has been accelerated by recent enhancements of global differentiated application development capabilities that position Eastman as a strategic element of the Company's customers’ success within attractive niche markets. These enhanced AM segment growth in the automotive market through new solutions such as Saflex® and HUD acoustic interlayers and in the AFP segment's launch of Tetrashield® performance polyester resins for solutions in the transportation and food packaging markets.

The Company manages certain growth initiatives and costs at the corporate level, including certain R&D costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional amounts are spent on those projects. The Company continues to explore and invest in R&D initiatives such as high performance materials and advanced cellulosics that are aligned with disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles. In 2017, the Company shifted some R&D resources from process technology to application development with focus on new product introductions.

Environmental

Eastman's cash expenditures related to environmental protection and improvement were $257 million, $267 million, and $290 million, in 2017, 2016, and 2015, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $38 million, $45 million, and $52 million in 2017, 2016, and 2015, respectively.

The Company is subject to significant and complex laws, regulations, and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Health, Safety, Environmental and Security Committee of Eastman's Board of Directors oversees the Company's policies and practices concerning health, safety, and the environment and its processes for complying with related laws and regulations, and monitors related matters.

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with available technology. In some cases, applicable environmental regulations such as those adopted under the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies determine the timing and amount of environmental costs incurred by the Company. Likewise, any new legislation or regulations related to greenhouse gas emissions and energy, or the repeal of such legislation or regulations, could impact the timing and amount of environmental costs incurred by the Company.

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

The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities. Other matters concerning health, safety, and the environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 and in Note 1, "Significant Accounting Policies"; Note 12, "Environmental Matters and Asset Retirement Obligations"; and Note 21, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

As of December 31, 2017, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the year. These orders are primarily short-term and all orders are expected to be filled in the following year. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Available Information - SEC Filings

Eastman makes available free of charge, in the "Investors - SEC Information" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

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

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II - Item 7 of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 51, is Chief Executive Officer and Chair of the Eastman Chemical Company Board of Directors. Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy and Marketing; was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors of the Company in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group ("Monitor"). He joined Monitor, a global management consulting firm, in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and was named Board Chair effective July 2014.

Curtis E. Espeland, age 53, is Executive Vice President and Chief Financial Officer. Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Director of Internal Auditing; Director of Finance, Asia Pacific; Director of Corporate Planning and Forecasting; Vice President and Controller; Vice President, Finance, Eastman Division; Vice President, Finance, Polymers; and Senior Vice President and Chief Financial Officer from 2008 until December 2013. He served as the Company's Chief Accounting Officer from December 2002 to 2008. Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia. Mr. Espeland was appointed to his current position effective January 2014.

Brad A. Lich, age 50, is Executive Vice President and Chief Commercial Officer, with responsibility for the Advanced Materials ("AM") and Fibers segments, outside U.S. regional business leadership, and the marketing, sales, pricing, and procurement organizations. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the CASPI segment, and in 2012 was appointed Vice President and General Manager of the Additives & Functional Products ("AFP") segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Lucian Boldea, age 46, is Senior Vice President with responsibility for the AFP segment. Mr. Boldea joined Eastman in 1997 as a chemist. During his career at Eastman, he has held various positions in R&D, licensing, business management, and corporate growth platforms leadership. These positions included Technology Director for the former Performance Chemicals and Intermediates ("PCI") segment and Director of Corporate Growth Platforms. In 2015, he was Group Vice President and General Manager of the AFP segment. Mr. Boldea was appointed to his current position effective July 2016.

Mark K. Cox, age 52, is Senior Vice President and Chief Manufacturing, Supply Chain, and Engineering Officer. Mr. Cox joined Eastman in 1986 and has served in a variety of management positions, including leadership roles within the business management, manufacturing, and technology areas. Additionally, he has held responsibility for Eastman's Corporate Six Sigma program. In August 2008, Mr. Cox was appointed Vice President, Chemicals and Fibers Technology. Beginning in May 2009, Mr. Cox served as Vice President, Chemicals, Fibers, and Performance Polymers Technology. He was appointed Vice President, Worldwide Engineering and Construction in August 2010, appointed Senior Vice President and Chief Manufacturing and Engineering Officer effective January 2014, and to his current position effective March 2016.

Stephen G. Crawford, age 53, is Senior Vice President and Chief Technology Officer, with executive responsibility for corporate innovation. Mr. Crawford joined Eastman in 1987. Since then, he has held several leadership positions of increasing responsibility in both the manufacturing and technology organizations. Since 2007, he has served as Vice President of Global R&D in the AM and AFP segments. Mr. Crawford was appointed to his current position effective January 2014.

David A. Golden, age 52, is Senior Vice President, Chief Legal & Sustainability Officer and Corporate Secretary. Mr. Golden has overall responsibility for Eastman's Legal, Corporate Health, Safety, Environment, Security, Product Safety and Regulatory Affairs, Sustainability, Government Relations, Community Affairs, and Public Policy functions. He also has overall responsibility for Eastman's Global Business Conduct and International Trade Compliance programs. Prior to this position, he was Vice President, Associate General Counsel, and Corporate Secretary with overall responsibility for Eastman's Legal Department. Mr. Golden joined Eastman in 1995 as an attorney and has held positions of increasing responsibility, including serving as the Director of Internal Audit from October 2005 to October 2007 and Vice President and Assistant General Counsel responsible for the Company's commercial and international law groups from 2007 to 2010. Mr. Golden was appointed Senior Vice President, Chief Legal Officer, and Corporate Secretary in January 2013 and to his current position including executive leadership of the Company's sustainability efforts in March 2016. Prior to joining Eastman, he worked as an attorney in the Atlanta office of the law firm of Hunton & Williams.

Perry Stuckey III, age 58, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011 as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience includes a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology companies, including Hill-Rom Company, Rockwell Automation, and Monsanto Company. Mr. Stuckey was appointed to his current position in January 2013.

Damon C. Warmack, age 60, is Senior Vice President, Corporate Development and Chemical Intermediates. Mr. Warmack joined Eastman in 1980, working in a series of sales and product management positions. He was located in Taiwan, Hong Kong, Shanghai, and Singapore with a range of assignments including the establishment of Eastman's commercial presence in China, joint venture development and management, and serving as Vice President and Managing Director, Asia Pacific. In addition, he served as Vice President and General Manager of Resins, Inks, and Monomers, leading the restructure and divestiture of this business. Mr. Warmack then served as Vice President and General Manager of the former CASPI segment and then of the former PCI segment. More recently, he had responsibility for corporate development and strategic planning, playing a lead role in the Company's business portfolio transformation through acquisitions and divestitures. Mr. Warmack was appointed to his current position effective July 2016.

Scott V. King, age 49, is Vice President, Corporate Controller and Chief Accounting Officer. Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, Mr. King has held various positions of increasing responsibility in the financial organization. He was first appointed Corporate Controller in August 2007 and has served as Chief Accounting Officer since September 2008. Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.

ITEM 2.	PROPERTIES

At December 31, 2017, Eastman owned or operated 48 manufacturing sites and had equity interests in three manufacturing joint ventures in a total of 14 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned.

The locations and general character of the Company's manufacturing sites are:

Segment using manufacturing location
Location	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Fibers

USA
Alvin, Texas (1)	x
Anniston, Alabama	x
Axton, Virginia		x
Canoga Park, California (2)		x
Cartersville, Georgia (1)	x
Chestertown, Maryland			x
Columbia, South Carolina (1)		x
Franklin, Virginia (1)	x
Jefferson, Pennsylvania	x
Kingsport, Tennessee	x	x	x	x
Lemoyne, Alabama (1)	x
Linden, New Jersey	x
Longview, Texas	x	x	x
Martinsville, Virginia (3)		x
Monongahela, Pennsylvania	x
Pace, Florida	x		x
Sauget, Illinois	x
Springfield, Massachusetts		x
St. Gabriel, Louisiana	x		x
Sun Prairie, Wisconsin		x
Texas City, Texas			x
Trenton, Michigan		x
Watertown, New York (4)
Europe
Antwerp, Belgium (1)	x	x
Ghent, Belgium (3)	x	x	x
Kohtla-Järve, Estonia	x		x
Oulu, Finland (2)	x
Dresden, Germany		x
Leuna, Germany	x		x
Nienburg, Germany	x
Middelburg, the Netherlands	x
Newport, Wales	x	x

(1)	Eastman is a guest under an operating agreement with a third party that operates its manufacturing facilities at the site.

(2)	Eastman leases from a third party and operates the site.

(3)	Eastman has more than one manufacturing site at this location.

(4)	This location supports developing businesses of the Eastman microfiber technology platform, the financial results of which are not identifiable to an operating segment and are included in "Other".

Segment using manufacturing location
Location	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Fibers

Asia Pacific
Nanjing, China	x		x
Suzhou, China (1)(2)(3)	x	x
Wuhan, China (4)			x
Yixing, China	x
Zibo, China (5)	x		x
Kashima, Japan	x
Ulsan, Korea (6)				x
Kuantan, Malaysia (1)	x	x
Jurong Island, Singapore (1)	x		x
Latin America
Itupeva, Brazil (7)	x
Mauá, Brazil			x
Santo Toribio, Mexico		x
Uruapan, Mexico	x

(1)	Eastman leases from a third party and operates the site.

(2)	Eastman has more than one manufacturing site at this location.

(3)	Eastman holds a 60 percent share of Solutia Therminol Co., Ltd., Suzhou in the AFP segment.

(4)	Eastman holds a 51 percent share of Eastman Specialties Wuhan Youji Chemical Co., Ltd.

(5)	Eastman holds a 51 percent share of Qilu Eastman Specialty Chemical Ltd.

(6)	Eastman holds an 80 percent share of Eastman Fibers Korea Limited.

(7)	Eastman is a guest under an operating agreement with a third party that operates its manufacturing facilities at the site.

Eastman has 50 percent or less ownership in joint ventures that have manufacturing sites at the following locations:

Segment using manufacturing location
Location	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Fibers

Asia Pacific
Hefei, China				x
Nanjing, China	x
Shenzhen, China		x

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases approximately 200 stand-alone distribution facilities in approximately 30 countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Shanghai, China; Miami, Florida; Capelle aan den IJssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee. The Company also maintains technical service centers around the world.

A summary of properties, classified by type, is included in Note 3, "Properties and Accumulated Depreciation", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible for the defense and indemnification of Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia has agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly-owned subsidiary of Eastman upon Eastman's acquisition of Solutia in July 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN". The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2017 and 2016:

		High	Low	Cash Dividends Declared
2017	First Quarter	$82.10	$74.78	$0.51
	Second Quarter	86.28	76.11	0.51
	Third Quarter	90.97	81.91	0.51
	Fourth Quarter	94.96	86.58	0.56
2016	First Quarter	$74.98	$56.03	$0.46
	Second Quarter	78.79	65.19	0.46
	Third Quarter	72.50	63.10	0.46
	Fourth Quarter	77.98	62.70	0.51

As of December 31, 2017, there were 142,966,679 shares of Eastman's common stock issued and outstanding, which shares were held by 15,804 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation. The Company's Board of Directors has declared a cash dividend of $0.56 per share during the first quarter of 2018, payable on April 6, 2018 to stockholders of record on March 15, 2018. Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision made by the Board of Directors, from time to time, based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay a quarterly cash dividend, its dividend practice may change at any time.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers:

In February 2014, the Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. As of December 31, 2017, a total of 10,726,827 shares have been repurchased under this authorization for a total amount of $848 million. During 2017, the Company repurchased 4,184,637 shares of common stock for a total cost of approximately $350 million. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Eastman's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. For additional information, see Note 14, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2017	280,114	$89.25	280,114	$202
November 1 - 30, 2017	—	$—	—	$202
December 1 - 31, 2017	543,740	$91.96	543,740	$152
Total	823,854	$91.04	823,854

(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	SELECTED FINANCIAL DATA

Statements of Earnings Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013
Sales	$9,549	$9,008	$9,648	$9,527	$9,350
Operating earnings	1,532	1,383	1,384	1,162	1,862
Earnings from continuing operations	1,388	859	854	755	1,172
Earnings from discontinued operations	—	—	—	2	—
Net earnings	1,388	859	854	757	1,172
Less: Net earnings attributable to noncontrolling interest	4	5	6	6	7
Net earnings attributable to Eastman	$1,384	$854	$848	$751	$1,165
Amounts attributable to Eastman:
Earnings from continuing operations, net of tax	$1,384	$854	$848	$749	$1,165
Earnings from discontinued operations, net of tax	—	—	—	2	—
Net earnings attributable to Eastman	$1,384	$854	$848	$751	$1,165
Basic earnings per share attributable to Eastman:
Earnings from continuing operations	$9.56	$5.80	$5.71	$5.01	$7.57
Earnings from discontinued operations	—	—	—	0.02	—
Net earnings	$9.56	$5.80	$5.71	$5.03	$7.57
Diluted earnings per share attributable to Eastman:
Earnings from continuing operations	$9.47	$5.75	$5.66	$4.95	$7.44
Earnings from discontinued operations	—	—	—	0.02	—
Net earnings	$9.47	$5.75	$5.66	$4.97	$7.44
Statements of Financial Position Data
Current assets	$3,143	$2,866	$2,878	$3,173	$2,840
Net properties	5,607	5,276	5,130	5,087	4,290
Goodwill	4,527	4,461	4,518	4,486	2,637
Intangible assets, net of accumulated amortization	2,373	2,479	2,650	2,905	1,781
Total assets	15,999	15,457	15,580	16,072	11,845
Current liabilities	1,982	1,795	2,056	2,022	1,470
Long-term borrowings	6,147	6,311	6,577	7,248	4,254
Total liabilities	10,519	10,849	11,559	12,482	7,970
Total Eastman stockholders' equity	5,403	4,532	3,941	3,510	3,796
Dividends declared per share	2.09	1.89	1.66	1.45	1.25

On December 5, 2014, Eastman completed its acquisition of Taminco Corporation ("Taminco"), a global specialty chemical company. The fair value of total consideration transferred was $2.8 billion, consisting of cash of $1.7 billion, net of cash acquired, and repayment of Taminco's debt of $1.1 billion. The acquisition was accounted for as a business combination. Taminco's former specialty amines and crop protection businesses are managed and reported as part of the Additives & Functional Products ("AFP") segment and its former functional amines business are managed and reported as part of the Chemical Intermediates ("CI") segment.

On December 11, 2014, the Company acquired Commonwealth Laminating & Coating, Inc. ("Commonwealth") for a total purchase price of $438 million including the repayment of debt. The acquisition was accounted for as a business combination and the acquired business is managed and reported in the Advanced Materials ("AM") segment.

On June 2, 2014, the Company acquired BP plc's global aviation turbine engine oil business for a total cash purchase price of $283 million. The acquisition was accounted for as a business combination and the acquired business is managed and reported in the AFP segment.

On August 6, 2014, the Company acquired Knowlton Technologies, LLC, for a total cash purchase price of $42 million. The acquisition was accounted for as a business combination. The acquired business is a developing business of the Eastman microfiber technology platform, the financial results of which are not identifiable to an operating segment and are included in "Other".

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2017 Annual Report on Form 10-K. All references to earnings per share ("EPS") contained in this report are to diluted earnings per share unless otherwise noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described below are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of these long-lived assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants. The Company's assumptions related to long-lived assets are subject to change and impairments may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.

Goodwill

Eastman conducts testing of goodwill annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2017 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company's annual multi-year strategic plan and a market participant tax rate. The most critical assumptions are the estimated discount rate and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including a valuation of the estimated fair value of the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the tests performed during fourth quarter 2017, there were no impairments of the Company's goodwill. Fair values substantially exceeded the carrying values for each reporting unit tested, except for the crop protection reporting unit (part of the Additives & Functional Products operating segment as described in Part I, Item 1, "Business", of this Annual Report).

As of December 31, 2017, goodwill of $274 million is allocated to the crop protection reporting unit. As of fourth quarter testing, crop protection had an estimated fair value that exceeded the carrying value including goodwill by nine percent. The crop protection reporting unit is directly impacted by the agricultural market. Two of the most critical assumptions used in the calculation of the fair value of the crop protection reporting unit are the target market long-term growth rate and the discount rate. The Company performed a sensitivity analysis of both of those assumptions. The fair value was eight percent less than the carrying value with a one percent decrease in the target market long-term growth rate and ten percent less than the carrying value with a one percent increase in the discount rate. The business performance for 2017 exceeded expectations used in the previous impairment analysis. Although management believes its estimate of fair value is reasonable, if the crop protection reporting unit's financial performance falls below expectations or there are negative revisions to key assumptions, the Company may be required to recognize an impairment charge.

Indefinite-lived Intangible Assets

Eastman conducts testing of indefinite-lived intangible assets annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium.

The Company had $539 million in indefinite-lived intangible assets at the time of impairment testing. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2017. The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of triggering events which might require additional testing before the next annual impairment test.

Environmental Costs

Eastman accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum undiscounted amount. This undiscounted accrued amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $280 million to the maximum of $483 million and from the best estimate or minimum of $295 million to the maximum of $503 million at December 31, 2017 and December 31, 2016, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts accrued at both December 31, 2017 and December 31, 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also establishes reserves for closure and post-closure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments. When these types of assets are constructed or installed, a loss contingency reserve is established for the anticipated future costs associated with the retirement or closure of the asset based on its expected life and the applicable regulatory closure requirements. The Company recognizes the asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. These future estimated costs are charged to earnings over the estimated useful life of the assets. Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years. If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged to earnings will be impacted. For sites that have environmental asset retirement obligations, the best estimate for these asset retirement obligation costs accrued to date was $24 million and $26 million at December 31, 2017 and December 31, 2016, respectively.

The Company's total amount reserved for environmental loss contingencies, including the remediation and closure and post-closure costs described above, was $304 million and $321 million at December 31, 2017 and December 31, 2016, respectively. This loss contingency reserve represents the best estimate or minimum for undiscounted remediation costs and the best estimate of the amount accrued to date for discounted asset retirement obligation costs.

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. Under its other postretirement benefit plans in the U.S., Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Eastman provides a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that will end on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For valuing the obligations and assets of the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 3.57 percent and 2.25 percent, respectively, and weighted average expected returns on plan assets of 7.48 percent and 4.83 percent, respectively at December 31, 2017. The Company assumed a weighted average discount rate of 3.54 percent for its other postretirement benefit plans and an expected return on plan assets of 3.75 percent for its voluntary employees' beneficiary association retiree trust at December 31, 2017. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The Company performed a five-year experience study of the assumptions for the U.S. plans in 2017 which included a review of the mortality tables. As a result of the experience study, the Company has updated the mortality assumptions used to a modified RP-2017 table with modified MP-2017 improvement scale and no collar adjustment.

The projected benefit obligation as of December 31, 2017 and 2018 expense are affected by year-end 2017 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Change in Assumption	Impact on 2018 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2017 Projected Benefit Obligation for Pension Plans		Impact on 2018 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2017 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	-$3 Million	+$57 Million	+$43 Million	-$1 Million	+$18 Million
25 basis point increase in discount rate	+$3 Million	-$55 Million	-$39 Million	+$1 Million	-$17 Million
25 basis point decrease in expected return on plan assets	+$7 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	-$7 Million	No Impact	No Impact	<-$0.5 Million	No Impact

The assumed discount rate and expected return on plan assets used to calculate the Company's pension and other postretirement benefit obligations are established each December 31. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected cash flows of the pension and other postretirement benefit obligations. Because future health care benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations. The expected return on plan assets is based upon prior performance and the long-term expected returns in the markets in which the trusts invest their funds, primarily in U.S. and non-U.S. fixed income, U.S. and non-U.S. public equity, private equity, and real estate. Moreover, the expected return on plan assets is a long-term assumption and on average is expected to approximate the actual return on plan assets. Actual returns will be subject to year-to-year variances and could vary materially from assumptions.

In 2016, the Company changed the approach used to calculate service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans. The Company elected to calculate service and interest costs by applying the specific spot rates along the yield curve to the plans' projected cash flows. The change does not affect the measurement of the total benefit obligation or the annual net periodic benefit cost or credit of the plans because the change in the service and interest costs will be offset in the mark-to-market ("MTM") actuarial gain or loss. The MTM gain or loss, as described in the next paragraph, is typically recognized in the fourth quarter of each year or in any other quarters in which an interim remeasurement is triggered. For additional information, see Note 10, "Retirement Plans" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company uses fair value accounting for plan assets. If actual experience differs from actuarial assumptions, primarily discount rates and long-term assumptions for asset returns which were used in determining the current year expense, the difference is recognized as part of the MTM net gain or loss in fourth quarter each year, and any other quarter in which an interim remeasurement is triggered. The MTM net gain or loss applied to net earnings in 2017, 2016, and 2015 due to the actual experience versus actuarial assumptions for the defined benefit pension and other postretirement benefit plans were a net gain of $21 million, net loss of $97 million, and net loss of $115 million, respectively. The 2017 MTM net gain included an actuarial loss of approximately $115 million, resulting primarily from the Company's December 31, 2017 weighted-average assumed discount rate of 3.25 percent, down from the prior year, and changes in other actuarial assumptions. Overall asset values increased approximately $135 million due to asset values appreciating in excess of the assumed weighted-average rate of return. The actual return was approximately $315 million, or an approximately 11 percent gain, which was above the expected return of approximately $180 million, or approximately 7 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While changes in obligations do not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other postretirement benefit obligations, see Note 10, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Litigation and Contingent Liabilities

From time to time, Eastman and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a contingent loss liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred. Based upon facts and information currently available, the Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be adversely affected by monetary damages, costs or expenses, and charges against earnings in particular periods.

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's balance sheet are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income and domestic and foreign taxes, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the (benefit from) provision for income taxes could have a material impact on the consolidated results of operations and statement of financial position. As of December 31, 2017 and 2016, valuation allowances of $410 million and $278 million, respectively, have been provided against the deferred tax assets. The Company recognizes income tax positions that are more likely than not to be realized and accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the balance sheet.

On December 22, 2017, the 2017 "Tax Cuts and Jobs Act" ("Tax Reform Act") was enacted. Accounting for the impacts of newly enacted tax legislation are generally required to be completed in the period of enactment. Following enactment of the Tax Reform Act, the SEC provided guidance for initial accounting for the Tax Reform Act in Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"). The period to finalize accounting for the Tax Reform Act is up to one year following the enactment date and SAB 118 allows companies to provide for the impact of the Tax Reform Act under three scenarios: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of the Tax Reform Act and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply accounting based on the provisions of the tax laws that were in effect immediately prior to tax reform being enacted. Because enactment of the Tax Reform Act was close to Eastman's year end, the Company was not able to complete the accounting for certain effects of the changes in tax law, but has been able to reasonably estimate the effects and has recognized those estimates as provisional amounts as of December 31, 2017. For further information, see Note 7, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

As of December 31, 2017, management estimated a $339 million net tax benefit, primarily resulting from the Tax Reform Act and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center. The final impact of the recent tax law changes on the Company may differ due to changes in the Company's current interpretation and assumptions, clarification and implementation guidance, and actions the Company may take. In addition, any future additional changes in U.S. tax law may have a significant impact on the provision for income taxes to recognize an incremental tax liability in the period the change occurs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", and "Outlook" in this MD&A.

Company Use of Non-GAAP Financial Measures

Non-Core Items and any Unusual or Non-Recurring Items

In addition to evaluating Eastman's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature.

•
Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions of businesses, financing transaction costs, and MTM losses or gains for pension and other postretirement benefit plans.

•
In 2017, two events resulted in unusual net costs and gains - net costs resulting from the fourth quarter coal gasification incident described below and a net income tax benefit resulting primarily from fourth quarter tax law changes and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center. Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption, and considers the one-time net tax benefit unusual because of the infrequent nature of such changes in tax law and the significant one-time impact on fourth quarter and full year earnings.

Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on the Company's results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's, and its segments', operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends.

Adjusted Tax Rate and Provision for Income Taxes

In interim periods, Eastman discloses non-GAAP earnings with an adjusted effective tax rate and a resulting adjusted provision for income taxes using the Company's current forecasted tax rate for the full year. The adjusted effective tax rate and resulting adjusted provision for income taxes are equal to the Company's projected full year effective tax rate and provision for income taxes on earnings excluding non-core, unusual, or non-recurring items for completed periods. The adjusted effective tax rate and resulting adjusted provision for income taxes may fluctuate during the year for changes in events and circumstances that change the Company's forecasted annual effective tax rate and resulting provision for income taxes excluding non-core, unusual, or non-recurring items. Management discloses this adjusted effective tax rate, and the related reconciliation to the GAAP effective tax rate, to provide investors more complete and consistent comparisons of the Company's operational performance on a period-over-period interim basis and on the same basis as management evaluates quarterly financial results to provide a better indication of expected full year results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Non-GAAP Measures in this Annual Report

The following non-core items are excluded by management in its evaluation of certain results in this Annual Report:

•
MTM pension and other postretirement benefit plans gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period;

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

•	Early debt extinguishment and other related costs resulting from repayment of borrowings;

•	Cost of disposition of claims against operations that were discontinued by Solutia, Inc. prior to the Company's acquisition of Solutia in 2012;

•	Gain from sale of the formulated electronics cleaning solutions business, which was part of the Additives & Functional Products segment;

•	Gain from sale of the Company's 50 percent interest in the Primester cellulose acetate flake joint venture; and

•	Tax benefit associated with a previously impaired site.

The following unusual items are excluded by management in its evaluation of certain results in this Annual Report:

•
Net costs of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion ("the coal gasification incident"); and

•
Estimated net income tax benefit resulting from tax law changes (primarily the Tax Reform Act) and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures -- Excluded Non-Core and Unusual Items

(Dollars in millions)	2017	2016	2015
Non-core items impacting operating earnings:
Mark-to-market pension and other postretirement benefits (gain) loss, net	$(21)	$97	$115
Asset impairments and restructuring charges, net	8	45	183
Acquisition integration and transaction costs	—	9	28
Additional costs of acquired inventories	—	—	7
Unusual item impacting operating earnings:
Net costs resulting from coal gasification incident	112	—	—
Total non-core and unusual items impacting operating earnings	99	151	333
Non-core items impacting earnings before income taxes:
Early debt extinguishment and other related costs	—	85	—
Cost of disposition of claims against discontinued Solutia operations	9	5	—
Gains from sale of businesses	(3)	(17)	—
Total non-core items impacting earnings before income taxes	6	73	—
Less: Items impacting (benefit from) provision for income taxes:
Tax effect for non-core and unusual items	30	75	90
Tax benefit associated with previously impaired site	8	—	—
Estimated net tax benefit from tax law changes and tax loss from outside-U.S. entity reorganizations	339	—	—
Total items impacting (benefit from) provision for income taxes	377	75	90
Total items impacting net earnings attributable to Eastman	$(272)	$149	$243

The non-core item "mark-to-market pension and other postretirement benefits (gain) loss, net" does not include a $61 million credit, $44 million credit, and $4 million credit for defined benefit pension and other postretirement benefit plans credits or costs for the years ended December 31, 2017, 2016, and 2015, respectively. The calculated MTM gains and losses included expected amounts of and percentage returns on assets of approximately $180 million (7 percent), $175 million (7 percent), and $190 million (7 percent) for the years ended December 31, 2017, 2016, and 2015, respectively, compared with actual amounts of and percentage returns on plan assets of approximately $315 million (11 percent), $250 million (9 percent), and $15 million loss (-1 percent) for the years ended December 31, 2017, 2016, and 2015, respectively.

For more detail about MTM pension and other postretirement benefit plans net gains and losses, including actual and expected return on plan assets and the components of the net gain or loss, see "Critical Accounting Estimates - Pension and Other Postretirement Benefits" above and Note 10, "Retirement Plans", "Summary of Changes" - Actuarial (gain) loss, Curtailment gain, Actual return on plan assets, and Reserve for third party contributions and "Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income" - Curtailment gain and Mark-to-market pension and other postretirement benefits (gain) loss, net to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A includes the effect of the foregoing on the following financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") expenses,

•	Research and development ("R&D") expenses,

•	Operating earnings,

•	Other (income) charges, net,

•	(Benefit from) provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, from time to time, management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

From time to time, Eastman evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as adjusted cash provided by operating activities, described above, less the amount of capital expenditures. Management believes such capital expenditures are generally funded from available cash and, as such, should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of cash. The priorities for cash after funding operations include payment of quarterly dividends, additional repayment of debt, organic and inorganic growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBITDA", "EBITDA Margin", and "Return on Invested Capital" (or "ROIC"). Management defines Adjusted EBITDA as EBITDA (net earnings or net earnings per share before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's income statement for the same periods. Management defines ROIC as net earnings plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that Adjusted EBITDA, EBITDA Margin, and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and, from time to time, uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBITDA, EBITDA Margin, and ROIC to compare the results, returns, and value of the Company with those of peer and other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in R&D and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end user products. Key areas of application development include thermoplastic processing, functional films, coatings formulations, rubber additive formulations, adhesives formulations, non-wovens and textiles, and animal nutrition. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. Management believes that these elements of the Company's innovation-driven growth model combined with disciplined portfolio management and balanced capital deployment will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $9.5 billion and $9.0 billion for 2017 and 2016, respectively. Sales revenue increased $541 million in 2017 as increases in the AFP, CI, and AM segments more than offset a decline in the Fibers segment.

Operating earnings were $1.5 billion and $1.4 billion in 2017 and 2016, respectively. Excluding the non-core and unusual items referenced in "Non-GAAP Financial Measures", adjusted operating earnings were $1.6 billion in 2017 and $1.5 billion in 2016. Operating earnings and adjusted operating earnings increased in 2017 due to increases in the CI, AFP, and AM segments partially offset by decreased Fibers segment operating earnings.

Net earnings and EPS attributable to Eastman and adjusted net earnings and EPS attributable to Eastman were as follows:

	2017		2016
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$1,384	$9.47	$854	$5.75
Total non-core and unusual items, net of tax(1)(2)	(272)	(1.86)	149	1.01
Net earnings attributable to Eastman excluding non-core and unusual items	$1,112	$7.61	$1,003	$6.76

(1)	See "Results of Operations - Net Earnings and Diluted Earnings per Share" for the tax effected amount of non-core and unusual items.

(2)	The (benefit from) provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

The Company generated $1.7 billion of cash from operating activities in 2017, compared to $1.4 billion of cash generated from operating activities during 2016.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. While the Company continues to assess the financial impact of the incident, the total impact, net of insurance recoveries, is expected to reduce earnings by a total of between $25 million and $50 million spread across 2017 and 2018. Costs in fourth quarter 2017 of the disruption, repairs, and reconstruction of coal gasification operations were $112 million, net of insurance recoveries.

RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Sales	$9,549	$9,008	6%	$9,008	$9,648	(7)%
Volume / product mix effect			4%			1%
Price effect			2%			(7)%
Exchange rate effect			—%			(1)%

2017 Compared to 2016

Sales revenue increased $541 million as increases in the AFP, CI, and AM segments more than offset a decline in the Fibers segment.

2016 Compared to 2015

Sales revenue decreased $640 million primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume more than offsetting higher sales volume in the other operating segments.

Gross Profit

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Gross Profit	$2,454	$2,350	4%	$2,350	$2,580	(9)%
Mark-to-market pension and other postretirement benefit (gain) loss, net	(11)	78		78	84
Net costs resulting from coal gasification incident	112	—		—	—
Additional costs of acquired inventories	—	—		—	7
Gross Profit excluding non-core and unusual items	$2,555	$2,428	5%	$2,428	$2,671	(9)%

2017 Compared to 2016

Gross profit included an $11 million MTM pension and other postretirement benefit gain, net in 2017 and a $78 million MTM pension and other postretirement benefit loss, net in 2016. Gross profit in 2017 included $112 million of net costs resulting from the coal gasification incident. Excluding these non-core and unusual items, gross profit increased as a result of increases in the CI, AFP, and AM segments more than offsetting a decline in the Fibers segment. Gross profit in 2017 was increased by lower labor and manufacturing costs from corporate cost reduction actions.

2016 Compared to 2015

Gross profit included a $78 million and $84 million MTM pension and other postretirement benefit loss, net in 2016 and 2015, respectively. Gross profit in 2015 was negatively impacted $7 million in the AM segment by the sale of Commonwealth inventories, which were marked to fair value in the acquisition. Excluding these non-core items, gross profit decreased primarily due to CI and Fibers segment results. Gross profit in 2016 includes the benefit of lower labor and manufacturing costs from corporate cost reduction actions taken in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Selling, General & Administrative Expenses	$699	$703	(1)%	$703	$771	(9)%
Mark-to-market pension and other postretirement benefit gain (loss), net	8	(14)		(14)	(18)
Acquisition integration and transaction costs	—	(9)		(9)	(28)
Selling, General, and Administrative Expenses excluding non-core items	$707	$680	4%	$680	$725	(6)%

2017 Compared to 2016

SG&A expenses included an $8 million MTM pension and other postretirement benefit gain, net in 2017 and a $14 million MTM pension and other postretirement benefit loss, net in 2016. Included in 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014. Excluding these non-core items, SG&A expenses increased primarily due to higher performance-based variable compensation costs, and strategic initiative expenditures partially offset by cost reductions resulting from corporate actions taken in 2016.

2016 Compared to 2015

SG&A expenses included a $14 million and $18 million MTM pension and other postretirement benefit loss, net in 2016 and 2015, respectively. Included in 2016 SG&A expenses are transaction costs for final resolution of the 2011 Sterling Chemicals, Inc. acquisition purchase price and integration costs for the Commonwealth business acquired in December 2014. Included in 2015 SG&A expenses are integration and transaction costs associated with the Taminco and Commonwealth acquisitions. Excluding these non-core items, SG&A expenses decreased primarily due to lower costs resulting from corporate cost reduction actions taken in 2016 and lower variable compensation costs.

Research and Development Expenses

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Research & Development Expenses	$215	$219	(2)%	$219	$242	(10)%
Mark-to-market pension and other postretirement benefit gain (loss), net	2	(5)		(5)	(13)
Research & Development Expenses excluding non-core item	$217	$214	1%	$214	$229	(7)%

2017 Compared to 2016

R&D expenses included a $2 million MTM pension and other postretirement benefit gain, net in 2017 and a $5 million MTM pension and other postretirement benefit loss, net in 2016. Excluding this non-core item, R&D expenses were slightly higher in 2017. The Company has shifted R&D investment by eliminating multiple programs and reallocating resources in the Company's core segments. R&D investments are being focused where disruptive macro trends create unmet needs in attractive niche markets where the Company's core technologies can deliver material solutions.

2016 Compared to 2015

R&D expenses included a $5 million and $13 million MTM pension and other postretirement benefit loss, net in 2016 and 2015, respectively. Excluding this non-core item, R&D expenses were lower primarily due to corporate cost reduction actions taken in 2016.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Asset impairments	$1	$12	$85
Gain on sale of assets, net	—	(2)	(1)
Intangible asset and goodwill impairments	—	—	22
Severance charges	6	32	68
Site closure and restructuring charges	1	3	9
Total	$8	$45	$183

2017

In fourth quarter 2017 asset impairments and restructuring charges, net included $3 million of asset impairments and restructuring charges, including severance, in the AFP segment related to the closure of a facility in China. Additionally, the Company recognized restructuring charges of approximately $5 million for severance.

2016

The Company impaired a capital project in the AFP segment that resulted in a charge of $12 million.

As part of an announced plan to reduce costs, the Company recognized restructuring charges of $34 million primarily for severance. Management anticipated and realized total cost savings of approximately $50 million mostly in 2017 primarily in SG&A expenses and cost of sales.

The Company recognized a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France.

2015

The Company took actions to reduce non-operations workforce resulting in restructuring charges of $51 million for severance. These actions were taken to offset the impacts of low oil prices, a strengthened U.S. dollar, and the continued weak worldwide economic and business conditions. Management expected total cost savings of approximately $55 million, which were realized in 2016, primarily in SG&A expenses and cost of sales.

As a result of the annual impairment testing of indefinite-lived intangible assets, the Company recognized intangible asset impairments of $18 million in the AM segment primarily to reduce the carrying value of the V-KOOL® window films products tradename to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

Net asset impairments and restructuring charges included $81 million of asset impairments and $17 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site. Management expected annual cost savings in the Fibers segment of approximately $20 million as a result of the closure which cost savings have been realized as of the end of 2016. Additionally, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $3 million.

Additionally, net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Operating earnings	$1,532	$1,383	11%	$1,383	$1,384	—%
Mark-to-market pension and other postretirement benefit (gain) loss, net	(21)	97		97	115
Net costs resulting from coal gasification incident	112	—		—	—
Asset impairments and restructuring charges, net	8	45		45	183
Acquisition integration and transaction costs	—	9		9	28
Additional costs of acquired inventories	—	—		—	7
Operating earnings excluding non-core and unusual items	$1,631	$1,534	6%	$1,534	$1,717	(11)%

Net Interest Expense

	2017 Compared to 2016			2016 Compared to 2015
(Dollars in millions)	2017	2016	Change	2016	2015	Change
Gross interest expense	$251	$265		$265	$273
Less: Capitalized interest	7	7		7	7
Interest Expense	244	258		258	266
Less: Interest income	3	3		3	3
Net interest expense	$241	$255	(5)%	$255	$263	(3)%

2017 Compared to 2016

Net interest expense decreased $14 million primarily as a result of prior year refinancing of certain outstanding public debt and repayment of term loan borrowings in 2017.

2016 Compared to 2015

Net interest expense decreased $8 million primarily as a result of the Company refinancing certain outstanding public debt with proceeds of the sale of new euro-denominated debt securities in second quarter 2016.

Early Debt Extinguishment and Other Related Costs

In November 2016, the Company sold additional euro-denominated 1.50% notes due May 2023 in the principal amount of €200 million ($213 million) and euro-denominated 1.875% notes due November 2026 in the principal amount of €500 million ($534 million). In December 2016, the Company borrowed $300 million under a second five-year term loan agreement ("2021 Term Loan"). Proceeds from the notes and 2021 Term Loan borrowings were used for the early repayment of the 2.4% notes due June 2017 ($500 million principal) and 6.30% notes due November 2018 ($160 million principal) and partial redemptions of the 4.5% notes due January 2021 ($65 million principal), 3.6% notes due August 2022 ($150 million principal), 7 1/4% debentures due January 2024 ($47 million principal), 7 5/8% debentures due June 2024 ($11 million principal), 3.8% notes due March 2025 ($100 million principal), and 7.60% debentures due February 2027 ($28 million principal). The early repayments resulted in a charge of $76 million for early debt extinguishment costs and related derivatives and hedging items.

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

For additional information regarding the early debt extinguishment costs, see Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2017	2016	2015
Foreign currency transaction losses (gains), net	$5	$27	$6
(Income) loss from equity investments and other investment (gains) losses, net	(14)	(15)	(15)
Cost of disposition of claims against discontinued Solutia operations	9	5	—
Gains from sale of businesses	(3)	(17)	—
Other, net	5	(6)	1
Other (income) charges, net	$2	$(6)	$(8)
Cost of disposition of claims against discontinued Solutia operations	(9)	(5)	—
Gains from sale of businesses	3	17	—
Other (income) charges, net excluding non-core items	$(4)	$6	$(8)

Included in other (income) charges, net are primarily losses or gains on foreign exchange transactions, equity investments, and non-operating assets.

In 2017, the net loss on the revaluation of foreign entity assets and liabilities was partially offset by a net gain on the foreign exchange non-qualifying derivatives, both items impacted primarily by the euro. See Note 9, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report. Also included in 2017 other (income) charges, net is a $9 million cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012 and a $3 million gain from the sale of the formulated electronics cleaning solutions business.

In 2016, the net loss from foreign exchange non-qualifying derivatives was partially offset by the net gain on the revaluation of foreign entity assets and liabilities, both items impacted primarily by the euro. Included in 2016 other (income) charges, net is $5 million cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012. Also included in 2016 other (income) charges, net is a gain of $17 million from the sale of the Company's interest in the Primester joint venture equity investment. For additional information, see Note 5, "Equity Investments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In 2015, the net loss from foreign exchange non-qualifying derivatives was partially offset by the net gain on the revaluation of foreign entity assets and liabilities, both items impacted primarily by the euro.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Benefit from) Provision for Income Taxes

	2017 Compared to 2016				2016 Compared to 2015
(Dollars in millions)	2017		2016		2016		2015
	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and effective tax rate	$(99)	(8)%	$190	18%	$190	18%	$275	24%
Tax provision for non-core and unusual items	30		75		75		90
Tax benefit associated with previously impaired site	8		—		—		—
Estimated net tax benefit from tax law changes and tax loss from outside-U.S. entity reorganizations	339		—		—		—
Adjusted provision for income taxes and effective tax rate	$278	20%	$265	21%	$265	21%	$365	25%

The 2017 effective tax rate was lower than the 2016 effective tax rate due to a $339 million net benefit resulting from tax law changes (primarily the Tax Reform Act) and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center (see Note 7, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, for principal impacts of the tax law change that resulted in the one-time net tax benefit), a $20 million benefit due to amendments to prior years’ domestic income tax returns, and a $30 million benefit reflecting the finalization of prior years’ foreign income tax returns. The 2017 effective tax rate also includes an $8 million tax benefit due to a tax ruling permitting deductibility of a liquidation loss on a previously impaired site. The 2016 effective tax rate included one-time tax benefits discussed immediately below.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2017		2016		2015
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$1,384	$9.47	$854	$5.75	$848	$5.66
Non-core items, net of tax: (1)
Mark-to-market pension and other postretirement benefit (gain) loss, net	(14)	(0.09)	68	0.46	70	0.47
Asset impairments and restructuring charges, net	(3)	(0.02)	28	0.19	151	1.00
Acquisition transaction, integration, and financing costs	—	—	5	0.04	18	0.12
Additional costs of acquired inventories	—	—	—	—	4	0.03
Early debt extinguishment and other related costs	—	—	56	0.37	—	—
Cost of disposition of claims against discontinued Solutia operations	5	0.03	3	0.02	—	—
Gains from sale of businesses	(1)	(0.01)	(11)	(0.07)	—	—
Unusual items, net of tax: (1)
Net costs resulting from coal gasification incident	80	0.55	—	—	—	—
Estimated net tax benefit from tax law changes and tax loss from outside-U.S. entity reorganizations	(339)	(2.32)	—	—	—	—
Adjusted net earnings and diluted earnings per share attributable to Eastman	$1,112	$7.61	$1,003	$6.76	$1,091	$7.28

(1)	The (benefit from) provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see "Business - Business Segments" in Part I, Item 1 of this Annual Report and Note 19, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Additives & Functional Products Segment

	2017 Compared to 2016				2016 Compared to 2015
			Change				Change
(Dollars in millions)	2017	2016	$	%	2016	2015	$	%

Sales	$3,343	$2,979	$364	12%	$2,979	$3,159	$(180)	(6)%
Volume / product mix effect			313	10%			46	1%
Price effect			45	2%			(214)	(7)%
Exchange rate effect			6	—%			(12)	—%

Operating earnings	646	601	45	7%	601	660	(59)	(9)%
Asset impairments and restructuring charges, net	3	10	(7)		10	—	10
Net costs resulting from coal gasification incident	8	—	8		—	—	—
Operating earnings excluding non-core and unusual items	657	611	46	8%	611	660	(49)	(7)%

2017 Compared to 2016

Sales revenue increased primarily due to higher sales volume across the segment, including for specialty fluids due to the timing of customer solar energy project completions, animal nutrition products, and tire additives products.

Operating earnings in 2017 included $3 million of asset impairment and restructuring charges, including severance, related to the closure of a facility in China and $8 million of net costs resulting from the coal gasification incident. Operating earnings in 2016 included $10 million of asset impairment and restructuring charges, net including the impairment of a capital project resulting in a charge of $12 million partially offset by a $2 million gain for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France. Excluding these non-core and unusual items, operating earnings increased primarily due to higher sales volume of $97 million partially offset by higher raw material and energy costs, including the reduced negative impact of hedges of commodity prices on raw material costs, exceeding higher selling prices by $60 million.

2016 Compared to 2015

Sales revenue decreased due to lower selling prices primarily attributed to lower raw material prices and competitive pressure across the segment, particularly in Asia Pacific. The impact of lower selling prices was partially offset by higher sales volume across the segment.

Operating earnings in 2016 included $10 million of asset impairment and restructuring charges, net including the impairment of a capital project resulting in a charge of $12 million partially offset by a $2 million gain for the sale of previously impaired assets at the Crystex® insoluble sulfur R&D site in France. Excluding these non-core items, operating earnings decreased primarily due to lower selling prices more than offsetting lower raw material and energy costs by $74 million, partially offset by higher sales volumes of $20 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

Eastman's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the segment expects to capitalize on industrial growth in Asia from its manufacturing capacity expansion in Kuantan, Malaysia and cellulose ester products sourced from the Company's low-cost cellulose and acetyl manufacturing stream in North America.

In 2017, the Company advanced growth and innovation of Crystex® insoluble sulfur rubber additives through completion of an expansion of the manufacturing facility in Kuantan, Malaysia that management expects will produce material qualified for commercial sales in 2018. This expansion is expected to allow the Company to capitalize on recent enhancements of technology for the manufacture of Crystex® insoluble sulfur by improving the Company's cost position and facilitating the introduction of new products into the tire markets.

Advanced Materials Segment

	2017 Compared to 2016				2016 Compared to 2015
			Change				Change
(Dollars in millions)	2017	2016	$	%	2016	2015	$	%

Sales	$2,572	$2,457	$115	5%	$2,457	$2,414	$43	2%
Volume / product mix effect			113	5%			119	5%
Price effect			1	—%			(67)	(3)%
Exchange rate effect			1	—%			(9)	—%

Operating earnings	482	471	11	2%	471	384	87	23%
Additional costs of acquired inventories	—	—	—		—	7	(7)
Asset impairments and restructuring charges, net	—	—	—		—	18	(18)
Net costs resulting from coal gasification incident	11	—	11		—	—	—
Operating earnings excluding non-core and unusual items	493	471	22	5%	471	409	62	15%
2017 Compared to 2016

Sales revenue increased primarily due to higher sales volume across the segment, including of premium products such as automotive performance films, Tritan® copolyester, and Saflex® acoustic interlayers.

Operating earnings in 2017 included $11 million of net costs resulting from the coal gasification incident. Excluding this unusual item, operating earnings increased primarily due to the combined impact of higher sales volume, lower unit costs due to higher capacity utilization, and improved product mix of premium products of $83 million. The increase was partially offset by higher raw material and energy costs of $48 million and increased costs of growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2016 Compared to 2015

Sales revenue increased due to higher sales volume of premium products, including Tritan® copolyester, Saflex® acoustic interlayers, and automotive performance films, partially offset by lower selling prices, primarily for other copolyesters, primarily attributed to lower raw material prices.

Operating earnings in 2015 included $18 million of indefinite-lived intangible asset impairments, primarily to reduce the carrying value of trade names in the window films market to their estimated current fair value. Operating earnings in 2015 also included additional costs of acquired Commonwealth inventories of $7 million.

Excluding these non-core items, operating earnings increased primarily due to the combined impact of higher sales volume and improved product mix of premium products and lower unit costs due to higher capacity utilization of $71 million.

Growth Initiatives

The acquisition of Commonwealth in December 2014 further expanded the AM segment's product portfolio and sales channel network in the diverse window film markets, enabled further manufacturing and distribution efficiencies, and added industry leading paint protection film technology to expand AM segment offerings in after-market automotive and protective film markets.

In 2017, the Company advanced the continued success of Tritan® copolyester in the durable goods and health and wellness markets, supported by construction of an additional 60,000 metric ton expansion of Tritan® copolyester capacity at the Kingsport, Tennessee manufacturing facility expected to be complete in early 2018 and fully operational in first half 2018.

In 2017, the Company advanced growth and innovation of Saflex® and head up displays acoustic interlayers used in the transportation and building and construction markets, supported by construction of a manufacturing facility for polyvinyl butyral ("PVB") resin at the Kuantan, Malaysia site which became fully operational in first quarter 2018.

Chemical Intermediates Segment

	2017 Compared to 2016				2016 Compared to 2015
			Change				Change
(Dollars in millions)	2017	2016	$	%	2016	2015	$	%

Sales	$2,728	$2,534	$194	8%	$2,534	$2,811	$(277)	(10)%
Volume / product mix effect			(55)	(2)%			48	2%
Price effect			253	10%			(317)	(11)%
Exchange rate effect			(4)	—%			(8)	(1)%

Operating earnings	255	171	84	49%	171	294	(123)	(42)%
Net costs resulting from coal gasification incident	44	—	44		—	—	—
Operating earnings excluding unusual item	299	171	128	75%	171	294	(123)	(42)%

2017 Compared to 2016

Sales revenue increased due to higher selling prices attributed to higher raw material prices and improved market conditions. The increase was partially offset by lower intermediates sales volume due to the coal gasification incident.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating earnings in 2017 included $44 million of net costs resulting from the coal gasification incident. Excluding this unusual item, operating earnings increased primarily due to the reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane, of $100 million, lower scheduled maintenance costs of $24 million, and lower operating costs of $21 million. The increase was partially offset by higher raw material and energy costs more than offsetting higher selling prices by $27 million.

2016 Compared to 2015

Sales revenue decreased due to lower selling prices partially offset by higher sales volume of olefin-based and functional amines products. The lower selling prices were primarily attributed to the lower raw material prices and competitive pressures due to lower oil prices for most of the year.

Operating earnings decreased primarily due to lower selling prices more than offsetting lower raw material and energy costs by $181 million, partially offset by the reduced impact of commodity hedge losses on raw material costs of $28 million and higher sales volume of $16 million.

Cost and Growth Initiatives

In 2017, to support the increased emphasis on specialty businesses and products, the Company continued to pursue strategic options to divest or otherwise monetize its excess ethylene capacity position and certain commodity olefin intermediates product lines, while retaining its cost-advantaged integrated position to propylene which supports specialty derivatives throughout the Company.

The Company is party to an agreement with Enterprise Products Partners L.P. to purchase propylene from a planned propane dehydrogenation plant to further improve the Company's long-term competitive cost position. The Company expects to begin purchasing propylene from this plant in first half 2018. Prior to beginning these purchases, the Company will continue to benefit from a propylene market contract with an advantaged cost position for purchased propylene.

Fibers Segment

	2017 Compared to 2016				2016 Compared to 2015
(Dollars in millions)			Change				Change
	2017	2016	$	%	2016	2015	$	%

Sales	$852	$992	$(140)	(14)%	$992	$1,219	$(227)	(19)%
Volume / product mix effect			(53)	(5)%			(150)	(13)%
Price effect			(86)	(9)%			(74)	(6)%
Exchange rate effect			(1)	—%			(3)	—%

Operating earnings	175	310	(135)	(44)%	310	292	18	6%
Asset impairments and restructuring charges, net	—	—	—		—	98	(98)
Net costs resulting from coal gasification incident	49	—	49		—	—
Operating earnings excluding non-core and unusual items	224	310	(86)	(28)%	310	390	(80)	(21)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 Compared to 2016

Sales revenue decreased primarily due to lower selling prices and lower sales volume, particularly for acetate tow. Lower acetate tow selling prices were primarily attributed to lower industry capacity utilization rates. Lower acetate tow sales volume was primarily attributed to reduced sales in China.

Operating earnings in 2017 included $49 million of net costs resulting from the coal gasification incident. Excluding this unusual item, operating earnings decreased primarily due to approximately $103 million of lower selling prices and lower sales volume, partially offset by lower operating costs resulting from changes in segment business operations and assets.

2016 Compared to 2015

Sales revenue decreased primarily due to lower sales volume and lower selling prices, particularly for acetate tow. Lower acetate tow sales volume was primarily due to reduced sales in China attributed to weaker demand and customer backward integration and inventory destocking. Lower acetate tow selling prices were primarily due to lower industry capacity utilization rates.

Excluding the non-core item, operating earnings decreased due primarily to approximately $90 million of lower sales volume and lower selling prices exceeding lower raw material and energy costs, partially offset by lower operating costs resulting from changes in segment business operations and assets.

Costs and Growth Initiatives

The Fibers segment R&D efforts focus on serving existing customers, leveraging proprietary cellulose ester and spinning technology for differentiated application development in new markets, optimizing asset productivity, and working with suppliers to reduce costs. For acetate tow, these efforts are assisting customers in the effective use of the segment's products and customers' product development efforts. Beyond acetate tow, these efforts are using the elements of the innovation-driven growth model to focus on innovation in the textiles market.

As a result of challenging market conditions for acetate tow, the Company closed its Workington, UK acetate tow manufacturing facility in 2015. Management expected annual cost savings in the Fibers segment of approximately $20 million as a result of the closure, which had been realized as of the end of 2016. Following an increase in flake capacity at the Kingsport, Tennessee site in 2015, the Fibers segment could supply all its acetate tow and yarn spinning capacity from this low-cost flake asset. In order to fully utilize the increased capacity and reduce fixed costs, in June 2016, the Company sold its 50 percent interest in Primester, which manufactures cellulose acetate at the Company's Kingsport, Tennessee site.

Other

(Dollars in millions)	2017	2016	2015

Sales	$54	$46	$45

Operating loss
Growth initiatives and businesses not allocated to operating segments	$(114)	$(82)	$(87)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	93	(44)	(76)
Restructuring and acquisition integration and transaction costs	(5)	(44)	(83)
Operating loss before non-core items	(26)	(170)	(246)
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	(21)	97	115
Acquisition integration and transaction costs	—	9	28
Asset impairments and restructuring charges, net	5	35	67
Operating loss excluding non-core items	$(42)	$(29)	$(36)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are included in "Other". Sales revenue in all periods presented above are primarily sales from the microfiber technology platform.

Included in 2017 operating losses are restructuring charges of approximately $5 million for severance.

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

The Company continues to explore and invest in R&D initiatives such as high performance materials and advanced cellulosics that are aligned with disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change				Change
(Dollars in millions)	2017	2016	$	%	2016	2015	$	%
United States and Canada	$4,189	$4,025	$164	4%	$4,025	$4,350	$(325)	(7)%
Asia Pacific	2,306	2,163	143	7%	2,163	2,333	(170)	(7)%
Europe, Middle East, and Africa	2,539	2,305	234	10%	2,305	2,422	(117)	(5)%
Latin America	515	515	—	—%	515	543	(28)	(5)%
	$9,549	$9,008	$541	6%	$9,008	$9,648	$(640)	(7)%

2017 Compared to 2016

Sales revenue in United States and Canada increased primarily due to higher CI segment selling prices.

Sales revenue in Asia Pacific increased primarily due to higher AFP, AM, and CI segments sales volume partially offset by lower Fibers segment sales volume.

Sales revenue in Europe, Middle East, and Africa increased primarily due to higher AFP and Fibers segments sales volume. Higher AFP segment sales volume is primarily due to higher sales volume across the segment, including specialty fluids due to the timing of customer solar energy project completions, tire additives products, and animal nutrition products.

Sales revenue in Latin America was unchanged.

2016 Compared to 2015

Sales revenue in United States and Canada decreased primarily due to lower selling prices in all operating segments, particularly in the CI and AFP segments.

Sales revenue in Asia Pacific decreased primarily due to lower selling prices in all operating segments and lower Fibers segment sales volume partially offset by higher sales volume in the other operating segments.

Sales revenue in Europe, Middle East, and Africa decreased primarily due to lower selling prices in all operating segments.

Sales revenue in Latin America decreased primarily due to lower selling prices in all operating segments, particularly in the CI and AFP segments, partially offset by higher CI, Fibers, and AFP segments sales volume.

See "Business - Business Segments" in Part I, Item 1 of this Annual Report for regional segment sales revenues by customer location.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$1,657	$1,385	$1,624
Investing activities	(643)	(655)	(693)
Financing activities	(1,006)	(838)	(844)
Effect of exchange rate changes on cash and cash equivalents	2	(4)	(8)
Net change in cash and cash equivalents	10	(112)	79
Cash and cash equivalents at beginning of period	181	293	214
Cash and cash equivalents at end of period	$191	$181	$293

2017 Compared to 2016

Cash provided by operating activities increased $272 million in 2017 compared with 2016. The increase was primarily due to higher earnings and lower pension and other postretirement contributions due to the advanced funding of U.S. defined pension plans in 2016.

Cash used in investing activities in 2017 was primarily for capital expenditures and was relatively unchanged compared with 2016.

Cash used in financing activities increased $168 million in 2017 compared with 2016. The increase was primarily due to increases in both share repurchases and dividend payments partially offset by less net debt repayments in 2017.

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

Cash used in investing activities decreased $38 million in 2016 compared with 2015. The decrease was primarily due to $37 million higher proceeds primarily from the sale of Eastman's ownership interest in the Primester cellulose acetate joint venture, $26 million less additions to properties and equipment, and $19 million less cash used for acquisitions partially offset by $44 million of cash used for the December 2016 settlement of a 2017 forward starting interest rate swap in connection with early debt repayment, which was included in "Other items, net" in the Consolidated Statements of Cash Flows in Part II, Item 8 of this Annual Report.

Total financing cash used in 2016 was similar to that of 2015 with $77 million less used in the net repayment of borrowings offset by increases in share repurchases and dividend payments of $42 million and $34 million, respectively. Cash used in financing activities in 2016 included cash used in repayment of $1.6 billion of outstanding debt (including $67 million early redemption premium and related fees), $400 million total repayments of accounts receivable securitization agreement (the "A/R Facility") borrowings, repayment of $100 million of the first five-year term loan agreement ("2019 Term Loan") borrowings, and $150 million net decrease in commercial paper borrowings partially offset by proceeds from the $1.3 billion sale of public debt securities due 2023 and 2026, $298 million of 2021 Term Loan borrowings net of issuance fees, and $200 million of A/R Facility borrowings. For additional information, see Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2017	2016	2015
Cash and cash equivalents	$191	$181	$293

Eastman has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. See Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company has access to a $250 million A/R Facility agreement that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. See Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both December 31, 2017 and December 31, 2016. The amount of available borrowings under the A/R and Credit Facilities was approximately $866 million as of December 31, 2017. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

The Company has access to borrowings of up to €150 million ($180 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. See Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

Debt and other commitments are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2018	$—	$393	$228	$230	$67	$234	$1,152
2019	250	1	229	222	55	85	842
2020	797	—	207	184	44	90	1,322
2021	185	200	190	92	34	91	792
2022	738	—	178	160	23	92	1,191
2023 and beyond	3,976	—	1,619	2,032	47	1,056	8,730
Total	$5,946	$594	$2,651	$2,920	$270	$1,648	$14,029

At December 31, 2017, Eastman's borrowings totaled approximately $6.5 billion with various maturities. During 2016, the Company refinanced certain outstanding public debt with proceeds of the sale of new euro-denominated debt securities and term loan borrowings, resulting in lowered interest expense and extended weighted average maturity of outstanding debt while retaining adequate levels of pre-payable debt for efficient future deleveraging. Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity. For information on debt securities, credit facilities and other, and interest payable, see Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

For information about purchase obligations and operating leases, see Note 11, "Commitments and Off Balance Sheet Arrangements", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency reserves, accrued compensation benefits, uncertain tax liabilities, one-time transition tax on deferred foreign income under the 2017 Tax Cuts and Jobs Act, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2023 and beyond" line item.

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

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for the Company's accounting policy for environmental costs and see Note 12, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for more information regarding outstanding environmental matters and asset retirement obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements

For information about off balance sheet arrangements, see Note 11, "Commitments and Off Balance Sheet Arrangements" - "Guarantees" and "Other Off Balance Sheet Arrangements", to Eastman's consolidated financial statements in Part II, Item 8 of this Annual Report. Management's current expectation is that the likelihood of material residual guarantee payments or future payment or performance related to non-performance under other guarantees is remote.

Capital Expenditures

Capital expenditures were $649 million, $626 million, and $652 million in 2017, 2016, and 2015, respectively. Capital expenditures in 2017 were primarily for AFP and AM segments manufacturing expansions in Kuantan, Malaysia, an AM segment expansion of Tritan® copolyester capacity in Kingsport, Tennessee, an AFP segment expansion of specialty ketones manufacturing capacity in Kingsport, Tennessee, and site modernization projects in Longview, Texas. Capital expenditures in 2017 included $49 million for repair and reconstruction of the manufacturing facilities damaged in the previously reported fourth quarter 2017 coal gasification incident. The Company expects that 2018 capital spending will be approximately $550 million primarily for targeted growth initiatives and maintenance.

The Company had capital expenditures related to environmental protection and improvement of approximately $38 million, $45 million, and $52 million in 2017, 2016, and 2015, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

Stock Repurchases and Dividends

In February 2014, Eastman's Board of Directors authorized repurchase of up to $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of December 31, 2017, a total of 10,726,827 shares have been repurchased under this authorization for a total amount of $848 million.

In February 2018, Eastman's Board of Directors authorized the repurchase of up to an additional $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company.

The Board of Directors has declared a cash dividend of $0.56 per share during the first quarter of 2018, payable on April 6, 2018 to stockholders of record on March 15, 2018.

Other

Eastman did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes. Thus, the Company is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market prices, although derivative financial instruments are utilized, as appropriate, to mitigate short-term market price fluctuations. Management expects the volatility of raw material and energy costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects. For additional information see Note 9, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 22, "Recently Issued Accounting Standards", to Eastman's consolidated financial statements in Part II, Item 8 of this Annual Report.

OUTLOOK

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in R&D and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end user products. Key areas of application development include thermoplastic processing, functional films, coatings formulations, rubber additive formulations, adhesives formulations, non-wovens and textiles, and animal nutrition. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. Management believes that these elements of the Company's innovation-driven growth model combined with disciplined portfolio management and balanced capital deployment will result in consistent, sustainable earnings growth and strong cash flow.

For 2018, management expects:

•	earnings to benefit from a robust portfolio of specialty businesses in attractive niche end-markets, strong growth in high margin, innovative products, and a modestly lower tax rate;

•
earnings to be negatively impacted by higher costs of strategic growth initiatives, higher scheduled maintenance costs, and volatile market prices for commodity products and raw materials and energy, particularly for olefins;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending of approximately $550 million;

•	priorities for uses of available cash in 2018 to include payment of the quarterly dividend, repayment of debt, funding targeted organic and inorganic growth initiatives, and repurchasing shares; and

•	the full year effective tax rate on reported earnings before income tax to be 18 to 20 percent, excluding non-core, unusual, or non-recurring items.

While the Company continues to assess the financial impact of the coal gasification incident, the total impact, net of insurance recoveries, is expected to reduce earnings by a total of between $25 million and $50 million spread across 2017 and 2018. The Company anticipates that in 2018 insurance recoveries will more than offset costs of the incident recognized in 2018.

Based on the foregoing expectations and assumptions, management expects adjusted 2018 earnings per share, excluding any non-core, unusual, or non-recurring items, to be eight to twelve percent higher than adjusted 2017 earnings per share excluding non-core and unusual items of $7.61. The Company's 2018 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected full-year 2018 earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

Continued uncertain conditions in the global economy and global capital markets may adversely affect Eastman's results of operations, financial condition, and cash flows. The Company's business and operating results were affected by the impact of the last global recession, and its related impacts, such as, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. Continuing uncertainty in the global economy and financial markets and uncertainty over timing and extent of recovery may adversely affect the Company's results of operations, financial condition, and cash flows. In addition, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

Loss or financial weakness of any of the Company's largest customers could adversely affect the Company's financial results.

Although Eastman has an extensive customer base, loss of, or material financial weakness of, certain of the Company's largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced. No assurances can be made that the Company would be able to regain or replace any lost customers.

The Company's business is subject to operating risks common to chemical manufacturing businesses, including cyber risks, any of which could disrupt manufacturing operations or related infrastructure and adversely affect results of operations.

As a global specialty chemicals manufacturing company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these has had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, in fourth quarter 2017 the Company had an operational incident in the Kingsport manufacturing site coal gasification operations area that negatively impacted manufacturing operations and earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Growth initiatives may not achieve desired business or financial objectives and may require a significant use of resources in excess of those estimated or budgeted for such initiatives.

Eastman continues to identify and pursue growth opportunities through both organic and inorganic initiatives. These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, skill development and retention, expansion into new markets and geographic regions, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed or current investments and projects.

The Company's substantial global operations subject it to risks of doing business in other countries, which could adversely affect its business, financial condition and results of operations.

More than half of Eastman's sales for 2017 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries may impose additional taxes or otherwise tax Eastman's foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls or limitations on imports or exports. Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition or results of operations.

Legislative or regulatory actions could increase the Company's future compliance costs.

Eastman and its facilities and businesses are subject to complex health, safety, and environmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Specifically, future changes in U.S. Federal legislation and regulation may increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies (such as the previous acquisitions of Taminco and Solutia) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

Foreign Currency Risk

Due to a portion of the Company's operating cash flows and borrowings being denominated in foreign currencies, the Company is exposed to market risk from changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. The Company manages most foreign currency exposures on a consolidated basis, which allows the Company to net certain exposures and take advantage of natural offsets. To mitigate foreign currency risk, from time to time, the Company enters into derivative instruments to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period and denominated in foreign currencies, and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. Additionally, the Company, from time to time, enters into non-derivative instruments to hedge the foreign currency exposure of the net investment in certain foreign operations. The foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings. It is the Company's policy to enter into foreign currency derivative and non-derivative instruments only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency derivative financial instruments for speculative purposes.

At December 31, 2017, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $45 million, with an additional $5 million exposure for each additional one percentage point adverse change in those foreign currency rates. At December 31, 2016, the market risk associated with cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to those currencies was $39 million, with an additional $4 million exposure for each additional one percentage point adverse change in those exchange rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At December 31, 2017, a 10 percent fluctuation in the euro currency rate would have had a $149 million impact on the designated net investment values in the foreign subsidiaries. At December 31, 2016, a 10 percent fluctuation in the euro currency rate would have had a $131 million impact on the designated net investment values in the foreign subsidiaries. Though, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings. As a result of the designation of the euro-denominated borrowings as hedges of the net investments, foreign currency translation gains and losses on the borrowings are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2017 and December 31, 2016, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $30 million and $37 million, respectively, with an additional $3 million and $4 million, respectively, of exposure at each date for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had variable interest rate borrowings (including credit facility borrowings and commercial paper borrowings) of $589 million and $829 million at December 31, 2017 and 2016, respectively. These borrowings represented approximately 10 percent and 15 percent of total outstanding debt and bore weighted average interest rates of 1.89 percent and 1.69 percent at December 31, 2017 and 2016, respectively. A hypothetical 10 percent increase in the average interest rate applicable to these borrowings would change annualized interest expense by approximately $1 million as of both December 31, 2017 and 2016.

Eastman may enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of both December 31, 2017 and 2016, the Company had an interest rate swap outstanding with a notional value of $75 million. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk of the interest rate swap hedging the interest rate risk on the 3.8% bonds maturing March 2025 was $1 million as of both December 31, 2017 and December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"). Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. PricewaterhouseCoopers LLP, and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman's Director of Corporate Audit Services, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.

/s/ Mark J. Costa	/s/ Curtis E. Espeland
Mark J. Costa	Curtis E. Espeland
Chief Executive Officer	Executive Vice President and
Chief Financial Officer
March 1, 2018	March 1, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company (the “Company”) and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of earnings, comprehensive income and retained earnings and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, OH
March 1, 2018

We have served as the Company’s auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2017	2016	2015
Sales	$9,549	$9,008	$9,648
Cost of sales	7,095	6,658	7,068
Gross profit	2,454	2,350	2,580
Selling, general and administrative expenses	699	703	771
Research and development expenses	215	219	242
Asset impairments and restructuring charges, net	8	45	183
Operating earnings	1,532	1,383	1,384
Net interest expense	241	255	263
Early debt extinguishment and other related costs	—	85	—
Other (income) charges, net	2	(6)	(8)
Earnings before income taxes	1,289	1,049	1,129
(Benefit from) provision for income taxes	(99)	190	275
Net earnings	1,388	859	854
Less: Net earnings attributable to noncontrolling interest	4	5	6
Net earnings attributable to Eastman	$1,384	$854	$848

Basic earnings per share attributable to Eastman	$9.56	$5.80	$5.71
Diluted earnings per share attributable to Eastman	$9.47	$5.75	$5.66

Comprehensive Income
Net earnings including noncontrolling interest	$1,388	$859	$854
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	85	(97)	(216)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	64	87
Amortization of unrecognized prior service credits included in net periodic costs	(27)	(30)	(19)
Derivatives and hedging:
Unrealized gain (loss) during period	7	93	(48)
Reclassification adjustment for losses included in net income, net	7	79	83
Total other comprehensive income (loss), net of tax	72	109	(113)
Comprehensive income including noncontrolling interest	1,460	968	741
Less: Comprehensive income attributable to noncontrolling interest	4	5	6
Comprehensive income attributable to Eastman	$1,456	$963	$735
Retained Earnings
Retained earnings at beginning of period	$5,721	$5,146	$4,545
Net earnings attributable to Eastman	1,384	854	848
Cash dividends declared	(303)	(279)	(247)
Retained earnings at end of period	$6,802	$5,721	$5,146
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2017	2016
Assets
Current assets
Cash and cash equivalents	$191	$181
Trade receivables, net of allowance for doubtful accounts	1,026	812
Miscellaneous receivables	360	399
Inventories	1,509	1,404
Other current assets	57	70
Total current assets	3,143	2,866
Properties
Properties and equipment at cost	12,370	11,699
Less: Accumulated depreciation	6,763	6,423
Net properties	5,607	5,276
Goodwill	4,527	4,461
Intangible assets, net of accumulated amortization	2,373	2,479
Other noncurrent assets	349	375
Total assets	$15,999	$15,457
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,589	$1,512
Borrowings due within one year	393	283
Total current liabilities	1,982	1,795
Long-term borrowings	6,147	6,311
Deferred income tax liabilities	893	1,206
Post-employment obligations	963	1,018
Other long-term liabilities	534	519
Total liabilities	10,519	10,849
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 218,369,992 and 217,707,600 for 2017 and 2016, respectively)	2	2
Additional paid-in capital	1,983	1,915
Retained earnings	6,802	5,721
Accumulated other comprehensive loss	(209)	(281)
	8,578	7,357
Less: Treasury stock at cost (75,454,111 shares for 2017 and 71,269,474 shares for 2016)	3,175	2,825
Total Eastman stockholders' equity	5,403	4,532
Noncontrolling interest	77	76
Total equity	5,480	4,608
Total liabilities and stockholders' equity	$15,999	$15,457
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Operating activities
Net earnings	$1,388	$859	$854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	587	580	571
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	(21)	97	115
Asset impairment charges	1	9	107
Early debt extinguishment and other related costs	—	85	—
Gains from sale of businesses	(3)	(17)	—
(Benefit from) provision for deferred income taxes	(394)	177	107
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(53)	(29)	114
(Increase) decrease in inventories	(71)	54	(26)
Increase (decrease) in trade payables	123	7	(102)
Pension and other postretirement contributions in excess of expenses	(115)	(329)	(217)
Variable compensation less than expenses	71	17	71
Other items, net	144	(125)	30
Net cash provided by operating activities	1,657	1,385	1,624
Investing activities
Additions to properties and equipment	(649)	(626)	(652)
Proceeds from sale of businesses and assets	14	41	4
Acquisitions, net of cash acquired	(4)	(26)	(45)
Other items, net	(4)	(44)	—
Net cash used in investing activities	(643)	(655)	(693)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(19)	(150)	195
Proceeds from borrowings	675	1,848	250
Repayment of borrowings	(1,025)	(2,126)	(950)
Dividends paid to stockholders	(296)	(272)	(238)
Treasury stock purchases	(350)	(145)	(103)
Dividends paid to noncontrolling interests	(7)	(8)	(6)
Proceeds from stock option exercises and other items, net	16	15	8
Net cash used in financing activities	(1,006)	(838)	(844)
Effect of exchange rate changes on cash and cash equivalents	2	(4)	(8)
Net change in cash and cash equivalents	10	(112)	79
Cash and cash equivalents at beginning of period	181	293	214
Cash and cash equivalents at end of period	$191	$181	$293
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value Measurements

Eastman records recurring and non-recurring financial assets and liabilities as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers. The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired. The Company evaluates the allowance based on a monthly assessment of the aged receivables. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for doubtful accounts was $12 million and $10 million at December 31, 2017 and 2016, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

Inventories

Inventories are valued at the lower of cost or market. Eastman determines the cost of most raw materials, work in process, and finished goods inventories in the United States and Switzerland by the last-in, first-out ("LIFO") method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Properties

Eastman records properties at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts. The Company records any profit or loss on retirement or other disposition into earnings. Asset impairments are reflected as increases in accumulated depreciation for properties that have been placed in service. In instances when an asset has not been placed in service and is impaired, the associated costs are removed from the appropriate property accounts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For additional information, see Note 4, "Goodwill and Other Intangible Assets".

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of these long-lived assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the fair value. Fair value is the price that would be received to sell an asset in an orderly transaction between market participants.

Goodwill

Eastman conducts testing of goodwill annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities.

The Company uses an income approach and applies a fair value methodology based on discounted cash flows in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2017 goodwill impairment testing included projections of revenues, expenses, and cash flows determined using the Company's annual multi-year strategic plan and a market participant tax rate. The most critical assumptions are the estimated discount rate and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different determinations. In order to determine the discount rate, the Company uses a market perspective weighted average cost of capital ("WACC") approach. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value.

If the estimated fair value of a reporting unit is determined to be less than the carrying value of the net assets of the reporting unit including goodwill, additional steps, including a valuation of the estimated fair value of the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-lived Intangible Assets

Eastman conducts testing of indefinite-lived intangible assets annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the fair value, as established by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

Indefinite-lived intangible assets, primarily consisting of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of the tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium.

Investments

The consolidated financial statements include the accounts of Eastman and all its subsidiaries and entities or joint ventures in which a controlling interest is maintained.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Under the equity method of accounting, these investments are included in other noncurrent assets. The Company includes its share of earnings and losses of such investments in "Other (income) charges, net", and its share of "Other comprehensive income (loss), net of tax" ("OCI") located in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and in the appropriate component of "Accumulated other comprehensive income (loss)" ("AOCI") located in the Consolidated Statements of Financial Position.

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. Under its other postretirement benefit plans in the U.S., Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Eastman provides a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that will end on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. The estimated amounts of the costs and obligations related to these benefits reflect the Company's assumptions related to discount rates, expected return on plan assets, rate of compensation increase or decrease for employees, and health care cost trends. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

Eastman's pension and other postretirement benefit plans costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service credits; and 2) mark-to-market ("MTM") gains and losses recognized annually, in the fourth quarter of each year, primarily resulting from changes in actuarial assumptions for discount rates and the differences between actual and expected returns on plan assets. Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes are recognized in the quarter in which such remeasurement event occurs.

For additional information, see Note 10, "Retirement Plans".

Environmental Costs

Eastman accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum undiscounted amount. This undiscounted accrued amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

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

For additional information see Note 12, "Environmental Matters and Asset Retirement Obligations".

Derivative and Non-Derivative Financial Instruments

Eastman uses derivative and non-derivative instruments to manage its exposure to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. The Company does not enter into derivative transactions for speculative purposes.

Counterparties to the derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an on-going basis.

The Company's derivative instruments are recognized as either assets or liabilities on the Consolidated Statements of Financial Position and measured at fair value. For qualifying derivatives designated as cash flow hedges, the effective portion of the changes in the fair value are reported as a component of AOCI in the Consolidated Statements of Financial Position and recognized in earnings when the hedged items affect earnings. For qualifying derivatives designated as fair value hedges, the effective portion of the changes in the fair value are reported as "Long-term borrowings" on the Consolidated Statements of Financial Position and recognized in earnings when the hedged items affect earnings. For qualifying non-derivatives designated as net investment hedges, the effective portion of the changes in fair value are reported as a translation adjustment in the "Change in cumulative translation adjustment" ("CTA") within OCI located in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The ineffective portion of hedges, hedge components excluded from the assessment of effectiveness, and changes in the fair value of nonqualifying derivatives or derivatives that are not designated as hedges, are recognized in current earnings. Hedge accounting will be discontinued prospectively for all hedges that no longer qualify for hedge accounting treatment. Cash flows from derivative instruments designated as hedges are reported in the same category as the cash flows from the items being hedged.

For additional information, see Note 9, "Derivative and Non-Derivative Financial Instruments".

Litigation and Contingent Liabilities

Eastman and its operations from time to time are, and in the future, may be, parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a contingent loss liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition and Customer Incentives

Eastman recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue for products is recognized when title and risk of loss transfer to the customer.

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue from each underlying revenue transaction as the customer progresses toward goals specified in incentive agreements. These estimates are based on a combination of forecasts of customer sales and actual sales volume and revenues against established goals, the customer's current level of purchases, Eastman's knowledge of customer purchasing habits, and industry pricing practice. The incentive payment rate may be variable, based upon the customer reaching higher purchasing levels over a specified period of time in order to receive an agreed upon incentive payment.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue. Shipping and handling costs incurred are recorded in cost of sales.

Restructuring of Operations

Eastman records restructuring charges for costs incurred in connection with consolidation of operations, exited business or product lines, or shutdowns of specific sites that are expected to be substantially completed within twelve months. These restructuring charges are recorded as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, obsolete inventory, or other costs and charges directly related to the restructuring. The Company records severance charges for employee separations when the separation is probable and reasonably estimable. In the event employees are required to perform future service, the Company records severance charges ratably over the remaining service period of those employees. For additional information, see Note 15, "Asset Impairments and Restructuring Charges, Net".

Share-based Compensation

Eastman recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period. For additional information, see Note 17, "Share-Based Compensation Plans and Awards".

Income Taxes

The (benefit from) provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The (benefit from) provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of Eastman's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely reinvested.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	December 31,
(Dollars in millions)	2017	2016

Finished goods	$1,114	$997
Work in process	213	198
Raw materials and supplies	470	473
Total inventories at FIFO or average cost	1,797	1,668
Less: LIFO reserve	288	264
Total inventories	$1,509	$1,404

Inventories valued on the LIFO method were approximately 60 percent of total inventories at both December 31, 2017 and 2016.

3.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2017	2016
Properties
Land	$161	$157
Buildings	1,325	1,256
Machinery and equipment	10,122	9,646
Construction in progress	762	640
Properties and equipment at cost	$12,370	$11,699
Less: Accumulated depreciation	6,763	6,423
Net properties	$5,607	$5,276

Depreciation expense was $420 million, $412 million, and $402 million for 2017, 2016, and 2015, respectively.

Cumulative construction-period interest of $111 million and $169 million, reduced by accumulated depreciation of $49 million and $111 million, is included in net properties at December 31, 2017 and 2016, respectively.

Eastman capitalized $8 million of interest in 2017 and $7 million of interest in both 2016 and 2015.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Adhesives & Plasticizers	Advanced Materials	Chemical Intermediates	Other	Total
Balance at December 31, 2015	$1,865	$111	$1,293	$1,239	$10	$4,518
Transfers of goodwill resulting from resegmentation	583	(111)	—	(472)	—	—
Currency translation adjustments	(32)	—	(18)	(7)	—	(57)
Balance at December 31, 2016	2,416	—	1,275	760	10	4,461
Acquisitions	17	—	—	—	—	17
Goodwill written off as a result of sale of business	(1)	—	—	—	—	(1)
Currency translation adjustments	27	—	14	9	—	50
Balance at December 31, 2017	$2,459	$—	$1,289	$769	$10	$4,527

As of December 31, 2017 and 2016, the reported balance of goodwill included accumulated impairment losses of $23 million, $12 million, and $14 million in the Additives & Functions Products ("AFP") segment, Chemical Intermediates ("CI") segment, and other segments, respectively.

The carrying amounts of intangible assets follow:

				December 31, 2017			December 31, 2016
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	8	-	25	$1,583	$345	$1,238	$1,542	$267	$1,275
Technology	7	-	20	690	247	443	675	196	479
Contracts		5		180	111	69	180	75	105
Other	5	-	37	102	19	83	99	14	85

Indefinite-lived intangible assets:
Tradenames				530	—	530	525	—	525
Other				10	—	10	10	—	10
Total identified intangible assets				$3,095	$722	$2,373	$3,031	$552	$2,479

Amortization expense of definite-lived intangible assets was $164 million, $166 million, and $163 million for 2017, 2016, and 2015, respectively. Estimated amortization expense for future periods is $165 million in each year for 2018 through 2019 and $125 million in each year for 2020 through 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	EQUITY INVESTMENTS

In June 2016, Eastman sold its 50 percent interest in Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport, Tennessee site, to an affiliate of the joint venture partner for $35 million. This investment was accounted for under the equity method. Eastman's net investment in the joint venture at the date of sale was $18 million. Such amounts were included in "Other noncurrent assets" in the Consolidated Statements of Financial Position and the gain of $17 million was recorded in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in "Other noncurrent assets". These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China. The Nanjing facility produces Eastotac® hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. These also include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end use products. The Company owns a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. At December 31, 2017 and 2016, the Company's total investment in these joint ventures was $95 million and $107 million, respectively.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2017	2016
Trade creditors	$842	$704
Accrued payrolls, vacation, and variable-incentive compensation	199	196
Accrued taxes	111	106
Post-employment obligations	89	110
Other	348	396
Total payables and other current liabilities	$1,589	$1,512

The "Other" above consists primarily of accruals for other miscellaneous payables, dividends payable, interest payable, hedging liability, and the current portion of environmental liabilities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES

On December 22, 2017, the 2017 "Tax Cuts and Jobs Act" ("Tax Reform Act") was enacted. Accounting for the impacts of newly enacted tax legislation are generally required to be completed in the period of enactment. Following enactment of the Tax Reform Act, the SEC provided guidance for initial accounting for the Tax Reform Act in Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"). The period to finalize accounting for the Tax Reform Act is up to one year following the enactment date and SAB 118 allows companies to provide for the impact of the Tax Reform Act under three scenarios: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of the Tax Reform Act and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply accounting based on the provisions of the tax laws that were in effect immediately prior to tax reform being enacted. Because the enactment of the Tax Reform Act was close to Eastman's year end, the Company was not able to complete the accounting for certain effects of the changes in tax law but has been able to reasonably estimate the effects and has recognized those estimates as provisional amounts as of December 31, 2017.

The Company recognized a $339 million estimated net tax benefit in 2017, primarily resulting from the Tax Reform Act and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center. The net tax benefit included a $533 million benefit from the one-time revaluation of deferred tax liabilities, partially offset by a one-time transition tax on deferred foreign income of $71 million and $123 million in changes in valuation of deferred tax assets associated with tax law changes and outside-U.S. entity reorganizations as part of the formation of an international treasury services center.

The income tax payable for the transition tax will be paid over eight years. As of December 31, 2017, a non-current income tax payable of approximately $60 million attributable to the transition tax is reflected in “Other long term liabilities” of the Consolidated Statement of Financial Position.

As of December 31, 2017, the Company considers the accounting for the following impacts of the Tax Reform Act to be provisional and, accordingly, subject to adjustment in future periods: the transition tax on deferred foreign income (which consists of post-1986 accumulated earnings and profits of controlled foreign corporations and the determination of cash versus non-cash balances), the impact of the change in income tax rates on deferred tax assets and liabilities, and the evaluation of gross foreign tax credit carryforwards and related valuation allowances. In preparing the provisional estimates for the year ended December 31, 2017, the Company has considered notices and revenue procedures issued by the Internal Revenue Service and authoritative accounting guidance issued through February 12, 2018.

Certain of the provisional amounts will be finalized in conjunction with the filing of the Company's U.S. federal income tax return for the year ended December 31, 2017 that will not be finalized until later in 2018. While historically differences between amounts reported in the Company’s consolidated financial statements and the Company’s U.S. federal income tax return have resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in adjustments to the Company's income tax (benefit) provision when recognized. The Company also considers it likely that further technical guidance regarding certain aspects of the new provisions included in the Tax Reform Act, as well as clarity regarding state income tax conformity to current federal tax code, may be issued which could result in changes to the provisional amounts reported as of December 31, 2017 and related state income tax effects.

The Company is analyzing the future impact of the Tax Reform Act for the fiscal year beginning January 1, 2018, including the new provisions known as the base erosion anti-abuse tax (“BEAT”) and global intangible low-tax income (“GILTI”) tax, as well as other provisions. Under U.S. GAAP, companies can make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under SAB 118.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of earnings before income taxes and the (benefit from) provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Earnings before income taxes
United States	$654	$422	$618
Outside the United States	635	627	511
Total	$1,289	$1,049	$1,129
(Benefit from) provision for income taxes
United States Federal
Current (1)	$220	$(80)	$87
Deferred (2)	(383)	214	119
Outside the United States
Current	62	91	59
Deferred	2	(18)	16
State and other
Current	13	2	22
Deferred	(13)	(19)	(28)
Total	$(99)	$190	$275

(1)	Includes a one-time transition tax of $71 million on deferred foreign income.

(2)
Includes one-time benefit of $517 million primarily due to the re-measurement of certain net deferred tax liabilities using the lower U.S. corporate income tax rate and a one-time $72 million valuation allowance on deferred tax assets for foreign tax credit carryforwards.

The following represents the deferred tax (benefit) charge recorded as a component of AOCI in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Defined benefit pension and other postretirement benefit plans	$(16)	$21	$42
Derivatives and hedging	8	105	21
Total	$(8)	$126	$63

Total income tax (benefit) expense included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Earnings before income taxes	$(99)	$190	$275
Other comprehensive income	(8)	126	63
Total	$(107)	$316	$338

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the (benefit from) provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Amount computed using the statutory rate	$450	$366	$393
State income taxes, net	(4)	(18)	(3)
Foreign rate variance	(150)	(121)	(93)
Domestic manufacturing deduction	(18)	(7)	(12)
Change in reserves for tax contingencies	20	—	(7)
General business credits	(65)	(20)	(15)
U.S. tax on foreign earnings	29	25	7
Foreign tax credits	(26)	(10)	(9)
Tax law changes and tax loss from outside-U.S. entity reorganizations (1)	(339)	—	—
Other	4	(25)	14
(Benefit from) provision for income taxes	$(99)	$190	$275

Effective income tax rate	(8)%	18%	24%

(1)
Includes one-time net benefit primarily due to the re-measurement of certain net deferred tax liabilities using the lower U.S. corporate income tax rate partially offset by the transition tax on deferred foreign income and changes in the valuation of deferred tax assets associated with tax law changes and the tax impact from intercompany reorganization activities.

The 2017 effective tax rate was lower than the 2016 effective tax rate due to a $339 million net tax benefit, primarily resulting from the Tax Reform Act and a tax loss from outside-U.S. entity reorganizations as part of the formation of an international treasury services center, a $20 million benefit due to amendments to prior years’ domestic income tax returns, and a $30 million benefit reflecting the finalization of prior years’ foreign income tax returns. The 2016 effective tax rate included one-time tax benefits discussed immediately below.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2017	2016
Deferred tax assets
Post-employment obligations	$242	$378
Net operating loss carryforwards	690	337
Tax credit carryforwards	202	248
Environmental reserves	72	119
Unrealized derivative loss	17	50
Other	90	186
Total deferred tax assets	1,313	1,318
Less: Valuation allowance	410	278
Deferred tax assets less valuation allowance	$903	$1,040
Deferred tax liabilities
Property, plant, and equipment	$(835)	$(1,237)
Intangible assets	(535)	(847)
Investments	(274)	—
Other	(131)	(128)
Total deferred tax liabilities	$(1,775)	$(2,212)
Net deferred tax liabilities	$(872)	$(1,172)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$21	$34
Deferred income tax liabilities	(893)	(1,206)
Net deferred tax liabilities	$(872)	$(1,172)

As of December 31, 2017, the Company has accumulated undistributed earnings generated by our foreign subsidiaries of approximately $1.2 billion which was subject to the one-time transition tax of approximately $71 million on deferred foreign income as required by the Tax Reform Act. We continue to consider these earnings as reinvested indefinitely.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will be only to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $17 million at December 31, 2017 has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2017, foreign net operating loss carryforwards totaled $2.5 billion. Of this total, $285 million will expire in 1 to 20 years and $2.2 billion have no expiration date. A valuation allowance of approximately $260 million has been provided against such net operating loss carryforwards.

At December 31, 2017, federal net operating loss carryforwards of $16 million were available to offset future taxable income, which expire from 2027 to 2030. At December 31, 2017, foreign tax credit carryforwards of approximately $72 million were available to reduce possible future U.S. income taxes and which expire from 2018 to 2021. As a result of the Tax Reform Act, the Company may no longer be able to utilize the Solutia, Inc. ("Solutia") U.S. foreign tax credit carryforwards; therefore, management established a full valuation allowance of $72 million on the remaining deferred tax asset as of December 31, 2017.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A partial valuation allowance of $54 million has been established for the Solutia state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized or the related statute expires.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2017	2016
Miscellaneous receivables	$215	$235

Payables and other current liabilities	$58	$56
Other long-term liabilities	137	60
Total income taxes payable	$195	$116

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2017	2016	2015
Balance at January 1	$114	$125	$117
Adjustments based on tax positions related to current year	29	(7)	(12)
Additions based on acquisitions	—	—	27
Lapse of statute of limitations	(1)	(4)	(7)
Balance at December 31	$142	$114	$125

All of the unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense. As of January 1, 2017, the Company had accrued a liability of $4 million for interest, net of tax, and $1 million for estimated tax penalties. During 2017, the Company recognized $3 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $1 million of income for interest, net of tax, and no penalties, associated with the expiration of the statute of limitations. At December 31, 2017, the Company had accrued balances of $6 million for interest, net of tax benefit, and $1 million for penalties.

As of January 1, 2016, the Company had accrued a liability of $4 million for interest, net of tax, and $1 million for tax penalties. During 2016, the Company recognized $1 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $1 million of income for interest, net of tax, and no penalties, associated with the expiration of the statute of limitations. At December 31, 2016, the Company had accrued balances of $4 million for interest, net of tax benefit, and $1 million for penalties.

As of January 1, 2015, the Company had accrued a liability of $4 million for interest, net of tax, and $3 million for tax penalties. During 2015, the Company recognized $2 million of expense for interest, net of tax, and no penalties associated with unrecognized tax benefits, offset by $2 million of income for interest, net of tax, and $2 million of penalties, associated with the expiration of the statute of limitations. At December 31, 2015, the Company had accrued balances of $4 million for interest, net of tax benefit, and $1 million for penalties.

The Company files income tax returns in the United States and various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2011 for Eastman legal entities and years before 2002 for Solutia legal entities. With few exceptions, Eastman is no longer subject to state and local income tax examinations by tax authorities for years before 2010. Solutia and related subsidiaries are no longer subject to state and local income tax examinations for years before 2000. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2007.

It is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits could decrease within the next twelve months by up to $20 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	BORROWINGS

	December 31,
(Dollars in millions)	2017	2016
Borrowings consisted of:
5.5% notes due November 2019	$250	$249
2.7% notes due January 2020	797	796
4.5% notes due January 2021	185	184
3.6% notes due August 2022	738	741
1.50% notes due May 2023 (1)	895	786
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	690	689
1.875% notes due November 2026 (1)	592	519
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	871	870
Commercial paper and short-term borrowings	389	280
Credit facilities borrowings	200	549
Capital leases and other	5	3
Total borrowings	6,540	6,594
Borrowings due within one year	393	283
Long-term borrowings	$6,147	$6,311

(1)
The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations. During the twelve months ended December 31, 2017, pre-tax losses of $180 million were recognized in "Other comprehensive income (loss)" for revaluation of these notes.

In November 2016, Eastman sold additional euro-denominated 1.50% notes due May 2023 in the principal amount of €200 million ($213 million) and euro-denominated 1.875% notes due November 2026 in the principal amount of €500 million ($534 million). Net proceeds from the euro-denominated notes were €695 million ($742 million). In conjunction with the euro-denominated public debt offerings, the Company contemporaneously designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries. For further information, see Note 9, "Derivative and Non-Derivative Financial Instruments".

In fourth quarter 2016, proceeds from the notes and the second five-year term loan agreement ("2021 Term Loan") borrowings (see "Credit Facility and Commercial Paper Borrowings") were used for the early and full repayment of the 2.4% notes due June 2017 ($500 million principal) and 6.30% notes due November 2018 ($160 million principal) as well as the partial redemptions of the 4.5% notes due January 2021 ($65 million principal), 3.6% notes due August 2022 ($150 million principal), 7 1/4% debentures due January 2024 ($47 million principal), 7 5/8% debentures due June 2024 ($11 million principal), 3.8% notes due March 2025 ($100 million principal), and 7.60% debentures due February 2027 ($28 million principal). Total consideration for these redemptions were $1,119 million ($1,061 million total principal and $58 million for the early redemption premiums) and are reported as financing activities on the Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $76 million for early debt extinguishment costs and related derivatives and hedging items. The early debt extinguishment costs were primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $1,061 million. For further information on the related derivatives and hedging items, see Note 9, "Derivative and Non-Derivative Financial Instruments".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 26, 2016, the Company sold euro-denominated 1.50% notes due May 2023 in the principal amount of €550 million ($614 million). Proceeds from the sale of the notes, net of transaction costs, were €544 million ($607 million) and were used for the early repayment of $500 million of 2.4% notes due June 2017 and repayment of other borrowings. Total consideration for the partial redemption of 2.4% notes due June 2017 was $507 million ($500 million for the principal amount and $7 million for the early redemption premium) and are reported as financing activities on the Consolidated Statements of Cash Flows. The early repayment resulted in a charge of $9 million for early debt extinguishment costs primarily attributable to the early redemption premium and related unamortized costs. The book value of the redeemed debt was $498 million. In conjunction with the euro-denominated public debt offering, the Company contemporaneously designated these borrowings as a non-derivative hedge of a portion of its net investment in one of its euro functional currency denominated subsidiaries. For further information, see Note 9, "Derivative and Non-Derivative Financial Instruments".

Credit Facilities and Commercial Paper Borrowings

In December 2014, Eastman borrowed $1.0 billion under a five-year term loan ("2019 Term Loan"). As of December 31, 2017, the Company had repaid the remaining balance of $250 million using available cash. As of December 31, 2016, the 2019 Term Loan agreement balance outstanding was $250 million with an interest rate of 2.02 percent. In December 2016, the Company borrowed $300 million under the 2021 Term Loan. As of December 31, 2017, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.60 percent. In 2017, $99 million of the Company's borrowings under the 2021 Term Loan agreement were repaid using available cash. As of December 31, 2016, the 2021 Term Loan agreement balance outstanding was $299 million with an interest rate of 1.95 percent. Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At December 31, 2017 and 2016, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2017, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.61 percent. At December 31, 2016, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.12 percent.

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2019. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At December 31, 2017 and 2016, the Company had no borrowings under the A/R Facility.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both December 31, 2017 and December 31, 2016.

The Company has access to borrowings of up to €150 million ($180 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. The amount of outstanding borrowings under this facility were $109 million at December 31, 2017 with a weighted average interest rate of 1.31 percent.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2017 and 2016 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings primarily under the Term Loans, commercial paper, and a receivables facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of December 31, 2017 and December 31, 2016.

		Fair Value Measurements at December 31, 2017
(Dollars in millions)	Recorded Amount December 31, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total borrowings	$6,540	$6,980	$6,386	$594	$—

		Fair Value Measurements at December 31, 2016
(Dollars in millions)	Recorded Amount December 31, 2016	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Total borrowings	$6,594	$6,868	$6,036	$832	$—

9.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

Overview of Hedging Programs

Eastman is exposed to market risks, such as changes in foreign currency exchange rates, commodity prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transactions and investments in foreign subsidiaries, the Company uses various derivative and non-derivative financial instruments, when appropriate, in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The Company does not enter into derivative transactions for speculative purposes.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying cash flow hedges is reported as a component of AOCI located in the Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Foreign Currency Exchange Rate Hedging

Eastman manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, the Company enters into currency option and forward cash flow hedges to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within a rolling three year period and denominated in foreign currencies (principally the euro and Japanese yen). Additionally, the Company, from time to time, enters into forward exchange contract cash flow hedges to hedge certain firm commitments denominated in foreign currencies.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Hedging

Certain raw material and energy sources used by Eastman, as well as sales of certain commodity products by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables and other unpredictable factors. This volatility is primarily related to the market pricing of propane, ethane, natural gas, paraxylene, ethylene, and benzene. In order to mitigate expected fluctuations in market prices, the Company enters into option and forward contracts and designates these contracts as cash flow hedges. The Company currently hedges commodity price risks using derivative financial instrument transactions within a rolling three year period. The Company weights its hedge portfolio more heavily in the first year with declining coverage over the remaining periods.

Interest Rate Hedging

Eastman's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage interest rate risk effectively, the Company, from time to time, enters into cash flow interest rate derivative instruments, primarily forward starting swaps and treasury locks, to hedge the Company's exposure to movements in interest rates prior to anticipated debt offerings. These instruments are designated as cash flow hedges and are typically 100 percent effective. As a result, there is normally no impact on earnings due to hedge ineffectiveness.

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

Interest Rate Hedging

Eastman's policy is to manage interest expense using a mix of fixed and variable rate debt. To manage the Company's mix of fixed and variable rate debt effectively, from time to time, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. These swaps are designated as hedges of the fair value of the underlying debt obligations and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps. As these instruments are typically 100 percent effective, there is normally no impact on earnings due to hedge ineffectiveness.

In 2016, the Company entered into a $75 million notional fixed-to-floating interest rate swap on the 3.8% notes due March 2025 in order to manage the Company's mix of fixed and variable rate debt.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the CTA within OCI located in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2017 and 2016 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2017	December 31, 2016

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€525	€378
EUR/USD (in approximate USD equivalent)	$630	$398
JPY/USD (in JPY)	¥0	¥1,800
JPY/USD (in approximate USD equivalent)	$0	$15
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	7	11
Energy (in million million british thermal units)	23	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,240	€1,238

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

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an on-going basis. The Company did not realize a credit loss during the years ended December 31, 2017 or 2016.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company elected to present derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2017 and 2016.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2017 Level 2	December 31, 2016 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$9	$5
Commodity contracts	Other noncurrent assets	4	2
Foreign exchange contracts	Other current assets	23	49
Foreign exchange contracts	Other noncurrent assets	2	47

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Total Derivative Assets		$39	$104

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$28	$62
Commodity contracts	Other long-term liabilities	10	69
Foreign exchange contracts	Payables and other current liabilities	6	—
Foreign exchange contracts	Other long-term liabilities	4	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	4	4
Total Derivative Liabilities		$52	$135
Total Net Derivative Liabilities		$13	$31

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.5 billion and $1.3 billion associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2017 and 2016, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of the Company's hedging instruments on OCI and financial performance for the twelve months ended December 31, 2017 and 2016:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives (effective portion)		Pre-tax amount of gain/(loss) reclassified from AOCI into income (effective portion)		Additional gain/(loss) recognized in earnings (effective portion)
	December 31		December 31		December 31
Hedging Relationships	2017	2016	2017	2016	2017	2016	Income Statement Classification
Derivatives in cash flow hedging relationships:
Commodity contracts	$62	$193	$(43)	$(168)	$—	$—	Cost of sales
Foreign exchange contracts	(50)	(29)	35	63	—	—	Sales
Forward starting interest rate and treasury lock swap contracts	3	(2)	(5)	(7)	—	—	Net interest expense
Derivatives in fair value hedging relationships:
Fixed-for-floating interest rate swaps	—	—	—	—	4	11	Net interest expense
Non-derivatives in net investment hedging relationships:
Net investment hedges (pre-tax)	(180)	43	—	—	—	—	N/A
Derivatives not designated as hedges(1):
Foreign exchange contracts	—	—	—	—	1	(34)	Other (income) charges, net

(1)
The gains or losses on derivatives that are not designated as hedges are marked-to-market and represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $214 million at December 31, 2017 and losses of $57 million at December 31, 2016. Losses in AOCI increased in 2017 compared to 2016 primarily as a result of an increase in foreign currency exchange rates, particularly the euro, partially offset by an increase in commodity prices, particularly propane. If realized, approximately $6 million in pre-tax losses will be reclassified into earnings during the next 12 months.

The Company had no material ineffectiveness from the hedging programs during the years ended December 31, 2017 or 2016.

In fourth quarter 2016 as a result of the early repayments of borrowings, the Company settled the notional amount of $500 million associated with the 2017 forward starting interest rate swap, which had a MTM loss on the settlement date of $44 million and was included as part of investing activities in the Consolidated Statements of Cash Flows. The early repayment of borrowings resulted in a charge of $18 million for cash flow hedges and a gain of $4 million for fair value hedges, which is included within the $76 million of debt extinguishment costs and related derivatives and hedging items on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. For further information, see Note 8, "Borrowings".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2018 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2017 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 2,130,176; 2,183,950; and 2,199,000 shares as of December 31, 2017, 2016, and 2015, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $64 million, $63 million, and $62 million for 2017, 2016, and 2015, respectively.

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

Other Postretirement Benefit Plans

Under its other postretirement benefit plans in the U.S., Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Eastman provides a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that will end on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2017 and 2016, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2017		2016		2017	2016
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,141	$801	$2,262	$763	$737	$853
Service cost	37	13	39	12	3	5
Interest cost	66	20	74	23	23	27
Actuarial (gain) loss	94	(11)	38	123	30	12
Settlement	—	—	(54)	—	—	—
Plan amendments and other	—	—	2	—	—	(106)
Plan participants' contributions	—	1	—	1	12	14
Effect of currency exchange	—	90	—	(100)	1	—
Federal subsidy on benefits paid	—	—	—	—	1	1
Benefits paid	(184)	(21)	(220)	(21)	(69)	(69)
Benefit obligation, end of year	$2,154	$893	$2,141	$801	$738	$737
Change in plan assets:
Fair value of plan assets, beginning of year	$1,959	$667	$1,887	$650	$149	$157
Actual return on plan assets	271	31	142	103	22	12
Effect of currency exchange	—	76	—	(84)	—	—
Company contributions	8	19	204	18	43	39
Reserve for third party contributions	—	—	—	—	(10)	(5)
Plan participants' contributions	—	1	—	1	12	14
Benefits paid	(184)	(21)	(220)	(21)	(69)	(69)
Federal subsidy on benefits paid	—	—	—	—	1	1
Settlements	—	—	(54)	—	—	—
Fair value of plan assets, end of year	$2,054	$773	$1,959	$667	$148	$149
Funded status at end of year	$(100)	$(120)	$(182)	$(134)	$(590)	$(588)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$12	$8	$3	$—	$38	$30
Current liabilities	(3)	(1)	(7)	(1)	(44)	(42)
Post-employment obligations	(109)	(127)	(178)	(133)	(584)	(576)
Net amount recognized, end of year	$(100)	$(120)	$(182)	$(134)	$(590)	$(588)
Accumulated benefit obligation	$2,031	$845	$2,030	$753
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$1	$1	$(3)	$2	$(222)	$(262)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2017		2016
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,709	$658	$1,865	$801
Fair value of plan assets	1,597	530	1,680	667

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2017		2016
	U.S. (1)	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$170	$618	$1,865	$557
Accumulated benefit obligation	159	596	1,754	535
Fair value of plan assets	117	492	1,680	434

(1)
Return on assets during 2017, including returns on $200 million contributions made in 2016, resulted in the fair value of plan assets exceeding the accumulated benefit obligation for a significant U.S. pension plan.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2017		2016		2015		2017	2016	2015
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$37	$13	$39	$12	$39	$15	$3	$5	$8
Interest cost	66	20	74	23	87	26	23	27	39
Expected return on plan assets	(140)	(35)	(138)	(32)	(148)	(37)	(5)	(6)	(6)
Curtailment gain (1)	—	—	—	—	—	(7)	—	—	(2)
Amortization of:
Prior service (credit) cost	(4)	1	(4)	—	(4)	1	(40)	(44)	(24)
Mark-to-market pension and other postretirement benefits (gain) loss, net	(37)	(7)	34	52	140	(20)	23	11	(5)
Net periodic benefit (credit) cost	$(78)	$(8)	$5	$55	$114	$(22)	$4	$(7)	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain	$—	$—	$—	$—	$—	$(3)	$—	$—	$—
Current year prior service credit (cost)	—	—	(3)	—	—	—	—	106	140
Amortization of:
Prior service (credit) cost	(4)	1	(4)	—	(4)	1	(40)	(44)	(24)
Total	$(4)	$1	$(7)	$—	$(4)	$(2)	$(40)	$62	$116

(1)	Gain of $7 million in 2015 in the Fibers segment related to the remeasurement of the Workington, UK pension plan, triggered by the closure of the Workington, UK acetate tow manufacturing facility.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In fourth quarter 2016, Eastman changed benefits provided to retirees by an Eastman other postretirement benefit plan which triggered a remeasurement of the plan's obligation. The remeasurement resulted in a pre-tax reduction in the accumulated postretirement benefit obligation of approximately $106 million which will be amortized as a prior service credit from AOCI over approximately eight years. The remeasurement was included in the 2016 year end remeasurement process.

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

In fourth quarter 2015, the Company changed benefits provided to retirees by the Eastman other postretirement benefit plan which triggered a remeasurement of the plan's obligation. The remeasurement resulted in a reduction in the accumulated postretirement benefit obligation of approximately $140 million which will be amortized as a prior service credit from AOCI over approximately eight years. The remeasurement was included in the 2015 year end remeasurement process.

The estimated prior service credit for the U.S. pension and other postretirement benefit plans that will be amortized from AOCI into net periodic cost in 2018 is $1 million and $40 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Plan Assumptions

The assumptions used to develop the projected benefit obligation for Eastman's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	2017		2016		2015		2017	2016	2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.57%	2.25%	3.89%	2.33%	4.13%	3.26%	3.54%	3.91%	4.17%
Rate of compensation increase	3.25%	2.95%	3.25%	2.94%	3.50%	3.00%	3.25%	3.25%	3.50%
Health care cost trend
Initial							6.75%	7.00%	7.50%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2025	2021	2021
Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2017		2016		2015		2017	2016	2015
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.89%	2.33%	4.13%	3.26%	3.80%	3.10%	3.91%	4.17%	3.91%
Discount rate for service cost	3.89%	2.33%	4.13%	3.26%	3.80%	3.10%	4.31%	4.57%	3.91%
Discount rate for interest cost	3.24%	2.33%	3.33%	3.26%	3.80%	3.10%	3.28%	3.42%	3.91%
Expected return on assets	7.49%	5.02%	7.60%	5.11%	7.78%	5.50%	3.75%	3.75%	3.75%
Rate of compensation increase	3.25%	2.94%	3.50%	3.00%	3.50%	3.24%	3.25%	3.50%	3.50%
Health care cost trend
Initial							7.00%	7.50%	7.50%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2021	2021	2020

A 6.75 percent rate of increase in per capita cost of covered health care benefits is assumed for 2018. The rate is assumed to decrease gradually to five percent in 2025 and remain at that level thereafter. A one percent increase or decrease in health care cost trend would have had no material impact on the 2017 service and interest costs or the 2017 benefit obligation, because the Company's contributions for benefits are fixed.

In 2017, the Company performed a five year experience study on assumptions for the U.S. plans, including a review of the mortality tables. As a result of the study, the Company has updated the mortality assumptions used to a modified RP-2017 table with a modified MP-2017 improvement scale and no collar adjustment.

The fair value of plan assets for the U.S. pension plans at December 31, 2017 and 2016 was $2.1 billion and $2.0 billion, respectively, while the fair value of plan assets at December 31, 2017 and 2016 for non-U.S. pension plans was $773 million and $667 million, respectively. At December 31, 2017 and 2016, the expected weighted-average long-term rate of return on U.S. pension plan assets was 7.48 percent and 7.49 percent, respectively. The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 4.83 percent and 5.02 percent at December 31, 2017 and 2016, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2017
Description	December 31, 2017		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$20	$57	$20	$57	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	51	—	—	—	—	—	51
Total Assets at Fair Value	$24	$108	$24	$57	$—	$—	$—	$51
Investments Measured at Net Asset Value (4)	2,030	665
Total Assets	$2,054	$773

(Dollars in millions)			Fair Value Measurements at December 31, 2016
Description	December 31, 2016		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash & Cash Equivalents (1)	$41	$25	$41	$25	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	44	—	—	—	—	—	44
Total Assets at Fair Value	$45	$69	$45	$25	$—	$—	$—	$44
Investments Measured at Net Asset Value (4)	1,914	598
Total Assets	$1,959	$667

(1)	Cash & Cash Equivalents: Funds generally invested in actively managed collective trust funds or interest bearing accounts.

(2)	Public Equity - United States: Common stock equity securities which are primarily valued using a market approach based on the quoted market prices.

(3)
Other Investments: Primarily consist of insurance contracts which are generally valued using a crediting rate that approximates market returns and investments in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the fair value of the postretirement benefit plan assets. The postretirement benefit plan is for the voluntary employees' beneficiary association ("VEBA") trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2017
Description	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$2	$2	$—	$—
Debt (2):
Fixed Income (U.S.)	82	—	82	—
Fixed Income (Non-U.S.)	31	—	31	—
Total	$115	$2	$113	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2016
Description	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash & Cash Equivalents (1)	$3	$3	$—	$—
Debt (2):
Fixed Income (U.S.)	82	—	82	—
Fixed Income (Non-U.S.)	30	—	30	—
Total	$115	$3	$112	$—

(1)	Cash & Cash Equivalents: Funds generally invested in actively managed collective trust funds or interest bearing accounts.

(2)
Debt: The fixed income securities are primarily valued upon a market approach, using matrix pricing and considering a security’s relationship to other securities for which quoted prices in an active market may be available, or an income approach, converting future cash flows to a single present value amount. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmark yields, and base spreads.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company valued assets with unobservable inputs (Level 3), primarily insurance contracts, using a crediting rate that approximates market returns and investments in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2015	$42
Unrealized gains	2
Balance at December 31, 2016	44
Unrealized gains	7
Balance at December 31, 2017	$51

(1)	Primarily consists of insurance contracts.

The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2018 and the asset allocation at December 31, 2017 and 2016, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2018 Target Allocation	Plan Assets at December 31, 2017	Plan Assets at December 31, 2016	2018 Target Allocation	Plan Assets at December 31, 2017	Plan Assets at December 31, 2016	2018 Target Allocation	Plan Assets at December 31, 2017	Plan Assets at December 31, 2016
Asset category
Equity securities	44%	48%	47%	26%	22%	30%	—%	—%	—%
Debt securities	40%	40%	41%	51%	55%	52%	100%	100%	100%
Real estate	3%	2%	2%	5%	7%	2%	—%	—%	—%
Other investments (1)	13%	10%	10%	18%	16%	16%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

(1)	U.S. primarily consists of private equity and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts and alternative investments.

Investment Strategy

Eastman's investment strategy for its defined benefit pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to meet or exceed the plan's actuarially assumed long-term rate of return and to minimize the cost of providing pension benefits. A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including investments in equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The plans also invest in private equity and other funds. Diversification is created through investments across various asset classes, geographies, fund managers, and individual securities. This investment process is designed to provide for a well-diversified portfolio with no significant concentration of risk. The investment process is monitored by an investment committee that includes senior management.

Eastman's investment strategy for its VEBA trust is to invest in intermediate-term, well diversified, high quality investment instruments, with a primary objective of capital preservation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The expected rate of return for all plans was determined primarily by modeling the expected long-term rates of return for the categories of investments held by the plans and the targeted allocation percentage against various potential economic scenarios.

The Company funded its U.S. defined benefit pension plans in the amount of $200 million in 2016 and made no contributions in 2017. For 2018, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2018	$197	$23	$58
2019	165	23	58
2020	162	25	58
2021	154	25	57
2022	151	26	53
2023-2027	722	164	220

11.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2018	$—	$393	$228	$230	$67	$234	$1,152
2019	250	1	229	222	55	85	842
2020	797	—	207	184	44	90	1,322
2021	185	200	190	92	34	91	792
2022	738	—	178	160	23	92	1,191
2023 and beyond	3,976	—	1,619	2,032	47	1,056	8,730
Total	$5,946	$594	$2,651	$2,920	$270	$1,648	$14,029

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2017 totaling approximately $2.9 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $270 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment. Rental expense, net of sublease income, was $94 million, $90 million, and $79 million in 2017, 2016, and 2015, respectively.
Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency reserves, accrued compensation benefits, uncertain tax liabilities, one-time transition tax on deferred foreign income under the 2017 Tax Cuts and Jobs Act, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2023 and beyond" line item.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

Eastman has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $71 million at December 31, 2017 and consist primarily of leases for railcars that will expire beginning in third quarter 2018. Residual guarantee payments that become probable and estimable are accrued to rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has off balance sheet non-recourse factoring facilities with various commitment dates. These arrangements include customer specific receivables in the United States and Europe. The Company sells the receivables at face value which equals the carrying value and fair value, and thus no gain or loss is recognized. There is no continuing involvement with these receivables once sold and no credit loss exposure. The total amount of cumulative receivables sold in 2017 was $35 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies". Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. The Company's total reserve for environmental loss contingencies was $304 million and $321 million at December 31, 2017 and December 31, 2016, respectively. The environmental reserve includes costs related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites of $7 million and $8 million at December 31, 2017 and December 31, 2016, respectively.

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2017	2016
Environmental contingent liabilities, current	$25	$30
Environmental contingent liabilities, long-term	279	291
Total	$304	$321

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $280 million to the maximum of $483 million and from the best estimate or minimum of $295 million to the maximum of $503 million at December 31, 2017 and December 31, 2016, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts accrued at both December 31, 2017 and December 31, 2016.

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $84 million had been paid for costs at the Shared Sites as of December 31, 2017. As of December 31, 2017, an additional $204 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities for twelve months ended 2017 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2016	$295
Cash reductions	(15)
Balance at December 31, 2017	$280

Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Eastman recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate accrued to date for these asset retirement obligation costs was $24 million and $26 million at December 31, 2017 and December 31, 2016, respectively.

Other

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, or mitigate the possibility of future contamination. The cost of operating and maintaining environmental control facilities is charged to expense as incurred. Eastman's cash expenditures related to environmental protection and improvement were $257 million, $267 million, and $290 million in 2017, 2016, and 2015, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $38 million and $45 million in 2017 and 2016, respectively.

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These accrued non-environmental asset retirement obligations were $49 million and $46 million at December 31, 2017 and December 31, 2016, respectively.

13.	LEGAL MATTERS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2017, 2016, and 2015 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2014	$2	$1,817	$4,545	$(277)	$(2,577)	$3,510	$80	$3,590
Net Earnings	—	—	848	—	—	848	6	854
Cash Dividends (1)	—	—	(247)	—	—	(247)	—	(247)
Other Comprehensive (Loss)	—	—	—	(113)	—	(113)	—	(113)
Share-Based Compensation Expense (2)	—	37	—	—	—	37	—	37
Stock Option Exercises	—	8	—	—	—	8	—	8
Other	—	1	—	—	—	1	—	1
Share Repurchase	—	—	—	—	(103)	(103)	—	(103)
Distributions to noncontrolling interest	—	—	—	—	—	—	(6)	(6)
Balance at December 31, 2015	$2	$1,863	$5,146	$(390)	$(2,680)	$3,941	$80	$4,021
Net Earnings	—	—	854	—	—	854	5	859
Cash Dividends (1)	—	—	(279)	—	—	(279)	—	(279)
Other Comprehensive Income	—	—	—	109	—	109	—	109
Share-Based Compensation Expense (2)	—	35	—	—	—	35	—	35
Stock Option Exercises	—	21	—	—	—	21	—	21
Other	—	(4)	—	—	—	(4)	(1)	(5)
Share Repurchase	—	—	—	—	(145)	(145)	—	(145)
Distributions to noncontrolling interest	—	—	—	—	—	—	(8)	(8)
Balance at December 31, 2016	$2	$1,915	$5,721	$(281)	$(2,825)	$4,532	$76	$4,608
Net Earnings	—	—	1,384	—	—	1,384	4	1,388
Cash Dividends (1)	—	—	(303)	—	—	(303)	—	(303)
Other Comprehensive Income	—	—	—	72	—	72	—	72
Share-Based Compensation Expense (2)	—	52	—	—	—	52	—	52
Stock Option Exercises	—	22	—	—	—	22	—	22
Other	—	(6)	—	—	—	(6)	1	(5)
Share Repurchase	—	—	—	—	(350)	(350)	—	(350)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480

(1)	Cash dividends includes cash dividends paid and dividends declared, but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $2.09 in 2017, $1.89 in 2016, and $1.66 in 2015.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The additions to paid-in capital in 2017, 2016, and 2015 are primarily for compensation expense of equity awards and employee stock option exercises.

In February 2014, the Company's Board of Directors authorized repurchase of up to $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of December 31, 2017, a total of 10,726,827 shares have been repurchased under this authorization for a total of $848 million. During 2017, the Company repurchased 4,184,637 shares of common stock for a cost of approximately $350 million. During 2016, the Company repurchased 2,131,501 shares of common stock for a cost of approximately $145 million. During 2015, the Company repurchased 1,477,660 shares of common stock for a cost of approximately $103 million.

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Eastman's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company.

The Company's charitable foundation held 50,798 shares of the Company's common stock at December 31, 2017, 2016, and 2015 which are included in treasury stock.

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	For years ended December 31,
(In millions, except per share amounts)	2017	2016	2015
Numerator
Net earnings attributable to Eastman	$1,384	$854	$848

Denominator
Weighted average shares used for basic EPS	144.8	147.3	148.6
Dilutive effect of stock options and other award plans	1.3	1.1	1.2
Weighted average shares used for diluted EPS	146.1	148.4	149.8

EPS (1)
Basic	$9.56	$5.80	$5.71
Diluted	$9.47	$5.75	$5.66

(1)	Earnings per share are calculated using whole dollars and shares.

Stock options excluded from the 2017, 2016, and 2015 calculations of diluted earnings per share were 204,978, 1,072,468, and 768,134, respectively, because the market value of option exercises for these awards were less than the cash proceeds that would be received from these exercises.

Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2017	2016	2015

Balance at beginning of year	217,707,600	216,899,964	216,256,971
Issued for employee compensation and benefit plans	662,392	807,636	642,993
Balance at end of year	218,369,992	217,707,600	216,899,964

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$(284)	$129	$(234)	$(1)	$(390)
Period change	(97)	34	172	—	109
Balance at December 31, 2016	(381)	163	(62)	(1)	(281)
Period change	85	(27)	14	—	72
Balance at December 31, 2017	$(296)	$136	$(48)	$(1)	$(209)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman records deferred income taxes on the cumulative translation adjustment related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are provided on the cumulative translation adjustment of other subsidiaries outside the United States, as the cumulative translation adjustment is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2017		2016		2015
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$85	$85	$(97)	$(97)	$(216)	$(216)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	103	64	140	87
Amortization of unrecognized prior service credits included in net periodic costs	(43)	(27)	(48)	(30)	(30)	(19)
Change in defined benefit pension and other postretirement benefit plans	(43)	(27)	55	34	110	68
Derivatives and hedging:
Unrealized gain (loss) during period	11	7	150	93	(78)	(48)
Reclassification adjustment for losses included in net income, net	11	7	127	79	134	83
Change in derivatives and hedging	22	14	277	172	56	35
Total other comprehensive income (loss)	$64	$72	$235	$109	$(50)	$(113)

For additional information regarding the impact of reclassifications into earnings, refer to Note 9, "Derivative and Non-Derivative Financial Instruments" and Note 10, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Components of asset impairments and restructuring charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Asset impairments	$1	$12	$85
Gain on sale of assets, net	—	(2)	(1)
Intangible asset and goodwill impairments	—	—	22
Severance charges	6	32	68
Site closure and restructuring charges	1	3	9
Total	$8	$45	$183

2017

In fourth quarter 2017 asset impairments and restructuring charges, net included $3 million of asset impairment and restructuring charges, including severance, in the AFP segment related to the closure of a facility in China. Additionally, the Company recognized restructuring charges of approximately $5 million for severance.

2016

The Company impaired a capital project in the AFP segment that resulted in a charge of $12 million.

As part of an announced plan to reduce costs primarily in 2017, the Company recognized restructuring charges of $34 million primarily for severance.

The Company recognized a gain of $2 million in the AFP segment for the sale of previously impaired assets at the Crystex® insoluble sulfur research and development ("R&D") site in France.

2015

The Company took actions to reduce non-operations workforce resulting in restructuring charges of $51 million for severance. These actions were taken to offset the impacts of low oil prices, a strengthened U.S. dollar, and the continued weak worldwide economic and business conditions.

As a result of the annual impairment testing of indefinite-lived intangible assets, the Company recognized intangible asset impairments of $18 million in the AM segment primarily to reduce the carrying value of the V-KOOL® window films products tradename to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method. The impairment resulted from a decrease in projected revenues since the tradename was acquired from Solutia in 2012. The decrease in projected revenues was primarily due to the Asian economic downturn impacting car sales growth in those geographic markets.

Net asset impairments and restructuring charges included $81 million of asset impairments and $17 million of restructuring charges, including severance, in the Fibers segment due to the closure of the Workington, UK acetate tow manufacturing site which was substantially completed in 2015. Additionally, management decided not to continue a growth initiative that was reported in "Other". This resulted in the Company recognizing asset impairments of $8 million and restructuring charges of $3 million.

Net asset impairments and restructuring charges included $4 million of restructuring charges primarily for severance associated with the integration of Taminco Corporation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the beginning and ending restructuring liability amounts are as follows:

	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2017
Noncash charges	$—	$1	$(1)	$—	$—
Severance costs	42	6	—	(29)	19
Site closure & restructuring costs	13	1	1	(5)	10
Total	$55	$8	$—	$(34)	$29

	Balance at January 1, 2016	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2016
Noncash charges	$—	$12	$(12)	$—	$—
Severance costs	55	32	—	(45)	42
Site closure & restructuring costs	11	1	4	(3)	13
Total	$66	$45	$(8)	$(48)	$55

	Balance at January 1, 2015	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2015
Noncash charges	$—	$107	$(107)	$—	$—
Severance costs	13	67	1	(26)	55
Site closure & restructuring costs	15	9	3	(16)	11
Total	$28	$183	$(103)	$(42)	$66

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

16.	OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Foreign exchange transaction losses (gains), net	$5	$27	$6
(Income) loss from equity investments and other investment (gains) losses, net	(14)	(15)	(15)
Cost of disposition of claims against discontinued Solutia operations	9	5	—
Gains from sale of businesses	(3)	(17)	—
Other, net	5	(6)	1
Other (income) charges, net	$2	$(6)	$(8)

In 2017, the net loss on the revaluation of foreign entity assets and liabilities was partially offset by a net gain on the foreign exchange non-qualifying derivatives, both items impacted primarily by the euro. See Note 9, "Derivative and Non-Derivative Financial Instruments". Also included in 2017 other (income) charges, net is a $9 million cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012 and a $3 million gain from the sale of the formulated electronics cleaning solutions business.

In 2016, the net loss from foreign exchange non-qualifying derivatives was partially offset by the net gain on the revaluation of foreign entity assets and liabilities, both items impacted primarily by the euro. Included in 2016 other (income) charges, net is $5 million cost of disposition of claims against operations that were discontinued by Solutia prior to the Company's acquisition of Solutia in 2012. Also included in 2016 other (income) charges, net is a gain of $17 million from the sale of the Company's interest in the Primester joint venture equity investment. For additional information, see Note 5, "Equity Investments".

In 2015, the net loss from foreign exchange non-qualifying derivatives was partially offset by the net gain on the revaluation of foreign entity assets and liabilities, both items impacted primarily by the euro.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2017 Omnibus Stock Compensation Plan

Eastman's 2017 Omnibus Stock Compensation Plan ("2017 Omnibus Plan") was approved by stockholders at the May 4, 2017 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary. The 2017 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement. Under the 2017 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 10 million, which consist of shares not previously authorized for issuance under any other plan. The number of shares covered by an award is counted against this share reserve as of the grant date of the award. Shares covered by full value awards (e.g. performance shares and restricted stock awards) are counted against the total number of shares available for issuance or delivery under the plan as 2.5 shares for every one share covered by the award. Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market. Under the 2017 Omnibus Plan and previous plans, the forms of awards have included restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares. The 2017 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

Director Stock Compensation Subplan

Eastman's 2017 Director Stock Compensation Subplan ("Directors' Subplan"), a component of the 2017 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2017 Omnibus Plan. The Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors. Restricted shares awarded under the Directors' Subplan are subject to the same terms and conditions of the 2017 Omnibus Plan. The Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 10 million shares authorized under the 2017 Omnibus Plan. Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

It has been the Company's practice to issue new shares rather than treasury shares for equity awards for compensation plans, including the 2017 Omnibus Plan and the Directors' Subplan, that require settlement by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants. Shares of unrestricted common stock owned by non-employee directors are not eligible to be withheld or acquired to satisfy the withholding obligation related to their income taxes. Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay the exercise price of stock options in accordance with the terms and conditions of their awards.

Compensation Expense

For 2017, 2016, and 2015, total share-based compensation expense (before tax) of approximately $52 million, $36 million, and $36 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which approximately $8 million, $7 million, and $7 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For 2017, 2016, and 2015, approximately $2 million of stock option compensation expense was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under the Directors' Subplan and predecessor plans and by the Compensation and Management Development Committee of the Board of Directors under the 2017 Omnibus Plan and predecessor plans to employees. Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used in the determination of fair value for stock options awarded in 2017, 2016, and 2015 are provided in the table below:

Assumptions	2017	2016	2015
Expected volatility rate	20.45%	23.71%	24.11%
Expected dividend yield	2.64%	2.31%	1.75%
Average risk-free interest rate	1.91%	1.23%	1.45%
Expected term years	5.0	5.0	4.8

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

A summary of the activity of the Company's stock option awards for 2017, 2016, and 2015 is presented below:

	2017		2016		2015
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	2,363,700	$61	2,434,600	$53	2,209,800	$46
Granted	745,800	80	554,000	65	512,700	74
Exercised	(489,300)	44	(618,500)	33	(271,200)	30
Cancelled, forfeited, or expired	(6,100)	74	(6,400)	77	(16,700)	77
Outstanding at end of year	2,614,100	$70	2,363,700	$61	2,434,600	$53
Options exercisable at year-end	1,335,500		1,378,000		1,643,100
Available for grant at end of year	9,943,033		3,807,724		5,413,250

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2017	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2017	Weighted-Average Exercise Price
$18-$35	62,500	1.7	$27	62,500	$27
$36-$50	271,500	3.2	39	271,500	39
$51-$73	823,300	7.1	67	454,000	68
$74-$87	1,456,800	8.0	79	547,500	80
	2,614,100	7.1	$70	1,335,500	$65

The range of exercise prices of options outstanding at December 31, 2017 is approximately $18 to $87 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2017 is $59 million and $37 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2017 exceeds the exercise price of the option grants.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average remaining contractual life of all exercisable options at December 31, 2017 is 5.6 years.

The weighted average fair value of options granted during 2017, 2016, and 2015 was $11.79, $10.97, and $13.89, respectively. The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, was $19 million, $23 million, and $13 million, respectively. Cash proceeds received by the Company from option exercises and the related tax benefit totaled $22 million and $5 million, respectively, for 2017, $21 million and $7 million, respectively, for 2016, and $8 million and $4 million, respectively, for 2015. The total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $6 million, $6 million, and $3 million, respectively.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2017 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2017	985,700	$12.56
Granted	745,800	$11.79
Vested	(446,800)	$13.36
Forfeited or expired	(6,100)	$13.89
Nonvested options at December 31, 2017	1,278,600	$11.82

For nonvested options at December 31, 2017, approximately $3 million in compensation expense will be recognized over the next two years.

Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2017-2019, 2016-2018, and 2015-2017 periods were 357 thousand, 427 thousand, and 347 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2017, 2016, and 2015 were 172 thousand, 190 thousand, and 233 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2017, 2016, and 2015 was approximately $44 million, $29 million, and $29 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2017 was approximately $50 million and will be recognized primarily over a period of two years.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Current assets	$13	$(35)	$5
Other assets	29	37	75
Current liabilities	59	(98)	22
Long-term liabilities	43	(29)	(72)
Total	$144	$(125)	$30

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2017	2016	2015

Interest, net of amounts capitalized	$263	$280	$265
Income taxes	97	120	124
Non-cash investing and financing activities:
Outstanding trade payables related to capital expenditures	27	34	10
(Gain) loss from equity investments	(14)	(15)	(15)

19.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers.

Additives & Functional Products Segment

In the AFP segment, the Company manufactures chemicals for products in the transportation, consumables, building and construction, animal nutrition, crop protection, energy, personal and home care, and other markets.

The products the Company manufactures in the coatings and inks additives product line can be broadly classified as polymers and additives and solvents and include specialty coalescents, specialty solvents, paint additives, and specialty polymers. The adhesives resins product line consists of hydrocarbon and rosin resins. The tire additives product line includes insoluble sulfur rubber additives, antidegradant rubber additives, and performance resins. The care chemicals business consists of amine derivative-based building blocks for the production of flocculants and intermediates for surfactants. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products. The animal nutrition business consists of formic acid-based solutions product lines. The crop protection business consists of metam-based soil fumigants, thiram and ziram-based fungicides, and plant growth regulator products.

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Coatings and Inks Additives	23%	24%	24%
Adhesives Resins	18%	21%	21%
Tire Additives	17%	17%	17%
Care Chemicals	17%	15%	15%
Specialty Fluids	13%	11%	11%
Animal Nutrition and Crop Protection	12%	12%	12%
Total	100%	100%	100%

Advanced Materials Segment

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end uses in transportation, consumables, building and construction, durable goods, and health and wellness markets.

The specialty plastics product line consists of two primary products: copolyesters and cellulose esters. The advanced interlayers product line includes polyvinyl butyral sheet and specialty polyvinyl butyral intermediates. The performance films product line primarily consists of window film and protective film products for aftermarket applied films.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Specialty Plastics	51%	50%	51%
Advanced Interlayers	33%	34%	33%
Performance Films	16%	16%	16%
Total	100%	100%	100%

Chemical Intermediates Segment

The CI segment leverages large scale and vertical integration from the cellulose and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals.

In the intermediates product line, the Company produces olefin derivatives, acetyl derivatives, ethylene, and commodity solvents. The plasticizers product line consists of a unique set of primary non-phthalate and phthalate plasticizers and a range of niche non-phthalate plasticizers. The functional amines product lines include methylamines and salts, and higher amines and solvents.

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Intermediates	64%	65%	65%
Plasticizers	19%	20%	20%
Functional Amines	17%	15%	15%
Total	100%	100%	100%

Fibers Segment

In the Fibers segment, Eastman manufactures and sells cellulose acetate tow for use in filtration media, primarily cigarette filters. The acetyl chemicals product line consists of triacetin, cellulose acetate flake, and acetyl raw materials for other acetate fiber producers. The acetate yarn product line consists of natural (undyed) acetate and polyester yarn and solution-dyed acetate yarn for use in apparel, home furnishings, and industrial fabrics.

	Percentage of Total Segment Sales
Product Lines	2017	2016	2015
Acetate Tow	77%	80%	78%
Acetyl Chemical Products	15%	13%	14%
Acetate Yarn	8%	7%	8%
Total	100%	100%	100%

Other

The Company continues to explore and invest in R&D initiatives such as high performance materials and advanced cellulosics that are aligned with disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. An example of such an initiative is the Eastman microfiber technology platform which leverages the Company's core competency in polyesters, spinning capability, and in-house application expertise for use in a wide range of applications including liquid and air filtration, high strength packaging in nonwovens, and performance apparel in textiles.

Sales revenue and expense for the Eastman microfiber technology platform growth initiative are shown in the tables below as "Other" sales revenue and operating loss. R&D, pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are shown in the tables below as "Other" operating earnings (loss).

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Sales by Segment
Additives & Functional Products	$3,343	$2,979	$3,159
Advanced Materials	2,572	2,457	2,414
Chemical Intermediates	2,728	2,534	2,811
Fibers	852	992	1,219
Total Sales by Operating Segment	$9,495	$8,962	$9,603
Other	54	46	45
Total Sales	$9,549	$9,008	$9,648

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Operating Earnings (Loss)
Additives & Functional Products	$646	$601	$660
Advanced Materials	482	471	384
Chemical Intermediates	255	171	294
Fibers	175	310	292
Total Operating Earnings by Operating Segment	1,558	1,553	1,630
Other
Growth initiatives and businesses not allocated to operating segments	(114)	(82)	(87)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	93	(44)	(76)
Restructuring and acquisition integration and transaction costs	(5)	(44)	(83)
Total Operating Earnings	$1,532	$1,383	$1,384

	December 31,
(Dollars in millions)	2017	2016
Assets by Segment (1)
Additives & Functional Products	$6,648	$6,255
Advanced Materials	4,379	4,247
Chemical Intermediates	3,000	2,927
Fibers	929	920
Total Assets by Operating Segment	14,956	14,349
Corporate Assets	1,043	1,108
Total Assets	$15,999	$15,457

(1)
The chief operating decision maker holds operating segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets. Segment asset balances for shared fixed assets within the CI and Fibers segments as of December 31, 2016 have been reclassified to conform to current period allocation methodology.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$213	$208	$203
Advanced Materials	164	160	161
Chemical Intermediates	148	157	149
Fibers	58	51	55
Total Depreciation and Amortization Expense by Operating Segment	583	576	568
Other	4	4	3
Total Depreciation and Amortization Expense	$587	$580	$571

	For years ended December 31,
(Dollars in millions)	2017	2016	2015
Capital Expenditures by Segment
Additives & Functional Products	$229	$212	$227
Advanced Materials	248	244	225
Chemical Intermediates	116	128	139
Fibers	52	38	57
Total Capital Expenditures by Operating Segment	645	622	648
Other	4	4	4
Total Capital Expenditures	$649	$626	$652

Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2017	2016	2015
Sales
United States	$3,999	$3,803	$4,096
All foreign countries	5,550	5,205	5,552
Total	$9,549	$9,008	$9,648

	December 31,
	2017	2016	2015
Net properties
United States	$4,203	$4,066	$3,939
All foreign countries	1,404	1,210	1,191
Total	$5,607	$5,276	$5,130

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Sales	$2,303	$2,419	$2,465	$2,362
Gross profit	625	651	691	487
Asset impairments and restructuring charges, net	—	—	—	8
Net earnings attributable to Eastman	278	292	323	491
Net earnings per share attributable to Eastman(1)
Basic	$1.90	$2.01	$2.24	$3.42
Diluted	1.89	2.00	2.22	3.39

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Sales	$2,236	$2,297	$2,287	$2,188
Gross profit	634	605	621	490
Asset impairments and restructuring (gains) charges, net	(2)	—	30	17
Net earnings attributable to Eastman	251	255	232	116
Net earnings per share attributable to Eastman(1)
Basic	$1.70	$1.73	$1.57	$0.79
Diluted	1.69	1.71	1.56	0.79

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

21.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2017	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2017
Reserve for:
Doubtful accounts and returns	$10	$3	$—	$1	$12
LIFO inventory	264	24	—	—	288
Non-environmental asset retirement obligations	46	2	1	—	49
Environmental contingencies	321	8	4	29	304
Deferred tax valuation allowance	278	126	6	—	410
	$919	$163	$11	$30	$1,063

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Additions
	Balance at January 1, 2016	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2016
Reserve for:
Doubtful accounts and returns	$13	$(2)	$—	$1	$10
LIFO inventory	296	(32)	—	—	264
Non-environmental asset retirement obligations	46	—	—	—	46
Environmental contingencies	336	10	1	26	321
Deferred tax valuation allowance	254	20	4	—	278
	$945	$(4)	$5	$27	$919

(Dollars in millions)		Additions
	Balance at January 1, 2015	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2015
Reserve for:
Doubtful accounts and returns	$10	$1	$2	$—	$13
LIFO inventory	462	(166)	—	—	296
Non-environmental asset retirement obligations	44	4	—	2	46
Environmental contingencies	345	9	11	29	336
Deferred tax valuation allowance	264	58	(18)	50	254
	$1,125	$(94)	$(5)	$81	$945

22.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that provides a five-step process to the principles-based guidance. In August 2015, the FASB issued new guidance to delay the effective date of the new revenue standard by one year. The deferral results in the new revenue standard being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted under the original effective date of fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In April 2016, the FASB issued clarifying guidance to the 2014 revenue standard in regard to the identification of performance obligations and licensing. In May 2016, the FASB issued narrow-scope improvements and practical expedients to the new revenue standard that include clarification of the collectability criterion, specification for the measurement of noncash considerations, clarification of a completed contract for transition purposes and clarification in regards to the retrospective application, as well as, policy elections, and other practical expedients. In December 2016, the FASB issued additional corrections and improvements that affect various narrow aspects of the guidance. The effective date for all amendments is the same as that of the revenue standard stated above. Management does not expect that changes in its accounting required by this new guidance will materially impact the Company's financial statements and related disclosures. The Company adopted the standard under the modified-retrospective approach on January 1, 2018.

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance and operating. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued guidance relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new guidance application is mixed among the various elements that include modified retrospective and prospective transition methods. Management does not expect that changes in its accounting required by the new guidance will materially impact the Company's financial position or results of operations and related disclosures.

In October 2016, the FASB issued guidance as a part of its simplification initiative in regard to income tax of intra-entity asset transfers. The release requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, the amendments eliminate the exception for an intra-entity transfer of an asset other than inventory that prohibited recognizing current and deferred income tax consequences for an intra-entity asset transfer until the asset or assets have been sold to an outside party. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods and early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Management does not expect that changes in its accounting required by this new guidance will materially impact the Company's financial statements and related disclosures.

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

In January 2017, the FASB issued guidance as a part of its simplification initiative that bases the impairment of goodwill on any difference for which the carrying value is greater than the fair value of the reporting unit. This guidance is effective for annual reporting periods, or interim period testing performed, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment testing performed after January 1, 2017. This guidance is to be applied on a prospective basis for goodwill testing that occur after the effective date. Management does not expect that changes in its accounting required by the new guidance will materially impact the Company's financial position or results of operations and related disclosures.

In February 2017, the FASB issued guidance that clarifies the scope of nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. This guidance is effective at the same time as the amendments in the revenue recognition standard stated above, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and must be applied in conjunction with that standard. Adoption can be applied either on a retrospective or modified retrospective approach. Management does not expect that changes in its accounting required by the new guidance will materially impact the Company's financial position or results of operations and related disclosures.

In March 2017, the FASB issued guidance to improve the presentation of net periodic pension and postretirement benefit costs that will require the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and MTM gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if presented. In addition, the new requirement prescribes only the service cost component to be eligible for capitalization. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods, and early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The new guidance is to be applied retrospectively for income statement effect and prospectively for balance sheet effects. The total of other components of net benefit cost for 2017, 2016, and 2015 were $135 million credit, $3 million credit, and $40 million cost, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Disclosure Controls and Procedures

Eastman Chemical Company ("Eastman" or the "Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2017, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2017 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement"), is incorporated by reference herein in response to this Item. Certain information concerning executive officers of Eastman Chemical Company ("Eastman" or the "Company") is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2018 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2018 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2007 Omnibus Long-Term Compensation Plan, the 2012 Omnibus Stock Compensation Plan, and the 2017 Omnibus Stock Compensation Plan. Although stock and stock-based awards are still outstanding under the 2007 Omnibus Long-Term Compensation Plan, the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan, the 2012 Omnibus Stock Compensation Plan, the 2013 Director Stock Compensation Subplan, and a component of the 2012 Omnibus Stock Compensation Plan, no shares are available under these plans for future awards. All recent and future share-based awards are made from the 2017 Omnibus Stock Compensation Plan and the 2017 Director Stock Compensation Subplan, a component of the 2017 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2017 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	2,614,100	(1)	$70	9,943,033	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	2,614,100		$70	9,943,033

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2007 Omnibus Long-Term Compensation Plan; the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan; the 2012 Omnibus Stock Compensation Plan, the 2013 Director Long-Term Compensation Subplan, a component of the 2012 Omnibus Stock Compensation Plan, the 2017 Omnibus Stock Compensation Plan, and the 2017 Director Stock Compensation Subplan, a component of the 2017 Omnibus Stock Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2017 Omnibus Stock Compensation Plan, including the 2017 Director Stock Compensation Subplan, a component of the 2017 Omnibus Stock Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2018 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 3 - Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2018 Proxy Statement is incorporated by reference herein in response to this Item.

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

10.04
Amended and Restated Non-Recourse Account Receivable Purchase Agreement dated December 21, 2012 (amended March 28, 2013, July 30, 2013, March 22, 2016, and December 16, 2016) between BNP Paribas Fortis Factor N.V. and Taminco US LLC (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

10.05
Amended and Restated Non-Recourse Accounts Receivable Purchase Agreement dated October 31, 2012 (amended March 28, 2013, May 23, 2013, July 30, 2013, December 10, 2013, January 7, 2014, March 22, 2016, and December 16, 2016) between BNP Paribas Fortis Factor N.V. and Taminco B.V.B.A. (initial agreement incorporated herein by reference to Exhibit 10.8 to Taminco Corporation Amendment No. 1 to Registration Statement on Form S-1, File No. 333-185244, filed with the SEC January 18, 2013 and Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

10.06
Non-Recourse Accounts Receivable Purchase agreement dated April 25, 2014 (amended May 13, 2014, November 21, 2014, March 22, 2016, and December 16, 2016) between BNP Parisbas Fortis Factor N.V. and Taminco Finland Oy (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016)

10.07	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

10.08	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010) **

10.09	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

10.10
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

10.11
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

10.14
Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) **

10.15
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012) **

Exhibit Number	EXHIBIT INDEX
Description
10.16
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) **

10.17
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

10.18	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) **

10.19
Forms of Performance Share Awards to Executive Officers (2015 – 2017 Performance Period) (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015) **

10.20
Forms of Performance Share Awards to Executive Officers (2016 – 2018 Performance Period) (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015) **

10.21
Forms of Performance Share Awards to Executive Officers (2017 – 2019 Performance Period) (incorporated herein by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016) **

10.22*	Forms of Performance Share Awards to Executive Officers (2018 – 2020 Performance Period) **

10.23
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) **

10.24
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2017 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 30, 2016) **

10.25
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2018 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 6, 2017) **

10.26	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **

10.27	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **

10.28
2013 Director Stock Compensation Subplan of the 2012 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012) **

10.29
2017 Director Stock Compensation Subplan of the 2017 Omnibus Stock Compensation Plan and Form of Restricted Stock Aware Notice (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017) **

10.30
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) **

10.31*	Form of Award Notice for Stock Options Granted to Executive Officers under the 2017 Omnibus Stock Compensation Plan **

10.32	Eastman Chemical Company Executive Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated February 3, 2015) **

Exhibit Number	EXHIBIT INDEX
Description

10.33*	Form of Restricted Stock Unit Award to Curtis E. Espeland on February 26, 2018 **

10.34*	Form of Restricted Stock Unit Award to Lucian Boldea on February 26, 2018 **

10.35*	Amendment dated December 28, 2017 to the Non-Recourse Accounts Receivable Purchase Agreement dated April 25, 2014 between BNP Paribas Fortis Factor N.V and Taminco Finland Oy

10.36*	Amendment dated December 28, 2017 to the Amended and Restated Non-Recourse Accounts Receivable Purchase Agreement dated December 21, 2012 between BNP Paribas Fortis Factor N.V. and Taminco US LLC

10.37*	Amendment dated December 28, 2017 to the Amended and Restated Non-Recourse Accounts Receivable Purchase Agreement dated October 31, 2012 between BNP Paribas Fortis Factor N.V. and Taminco B.V.B.A.

12.01*	Statement re: Computation of Ratios of Earnings to Fixed Charges

21.01*	Subsidiaries of the Company

23.01*	Consent of Independent Registered Public Accounting Firm

31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2017

31.02*	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2017

32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2017

32.02*	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the year ended December 31, 2017

99.01*	2017 Company and Segment Revenue by End-Use Market

99.02*	Product and Raw Material Information

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Presentation Linkbase Document

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	March 1, 2018
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Executive Vice President and	March 1, 2018
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Corporate Controller	March 1, 2018
Scott V. King	and Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	March 1, 2018
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	March 1, 2018
Gary E. Anderson

/s/ Brett D. Begemann	Director	March 1, 2018
Brett D. Begemann

/s/ Michael P. Connors	Director	March 1, 2018
Michael P. Connors

/s/ Stephen R. Demeritt	Director	March 1, 2018
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	March 1, 2018
Robert M. Hernandez

/s/ Julie F. Holder	Director	March 1, 2018
Julie F. Holder

/s/ Renée J. Hornbaker	Director	March 1, 2018
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	March 1, 2018
Lewis M. Kling

/s/ James J. O'Brien	Director	March 1, 2018
James J. O'Brien

/s/ David W. Raisbeck	Director	March 1, 2018
David W. Raisbeck