Form 10-Q
period 2018-03-31
EASTMAN CHEMICAL CO
filed 2018-05-07
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2018
Common Stock, par value $0.01 per share	142,635,082
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	49

1A.	Risk Factors	49

2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

6.	Exhibits	50

EXHIBIT INDEX

Exhibit Index	50

SIGNATURES

Signatures	52

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would," and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic and technology and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part I, Item 2 of this Quarterly Report. Other factors, risks or uncertainties of which management is not aware, or presently deems immaterial, could also cause actual results to differ materially from those in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2018	2017
Sales	$2,607	$2,303
Cost of sales	2,026	1,698
Gross profit	581	605
Selling, general and administrative expenses	190	179
Research and development expenses	56	57
Asset impairments and restructuring charges, net	2	—
Other components of post-employment (benefit) cost, net	(30)	(28)
Other (income) charges, net	(46)	(4)
Earnings before interest and taxes	409	401
Net interest expense	59	60
Earnings before income taxes	350	341
Provision for income taxes	60	62
Net earnings	290	279
Less: Net earnings attributable to noncontrolling interest	—	1
Net earnings attributable to Eastman	$290	$278

Basic earnings per share attributable to Eastman	$2.03	$1.90
Diluted earnings per share attributable to Eastman	$2.00	$1.89

Comprehensive Income
Net earnings including noncontrolling interest	$290	$279
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	27	7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic (credit) cost	(7)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	(23)	(21)
Reclassification adjustment for (gains) losses included in net income, net	—	(4)
Total other comprehensive income (loss), net of tax	(3)	(25)
Comprehensive income including noncontrolling interest	287	254
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Eastman	$287	$253
Retained Earnings
Retained earnings at beginning of period	$6,802	$5,721
Cumulative effect adjustment resulting from adoption of new accounting standards	16	—
Net earnings attributable to Eastman	290	278
Cash dividends declared	(82)	(74)
Retained earnings at end of period	$7,026	$5,925

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$194	$191
Trade receivables, net of allowance for doubtful accounts	1,430	1,026
Miscellaneous receivables	319	360
Inventories	1,476	1,509
Other current assets	64	57
Total current assets	3,483	3,143
Properties
Properties and equipment at cost	12,520	12,370
Less: Accumulated depreciation	6,888	6,763
Net properties	5,632	5,607
Goodwill	4,540	4,527
Intangible assets, net of accumulated amortization	2,349	2,373
Other noncurrent assets	362	349
Total assets	$16,366	$15,999
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,440	$1,589
Borrowings due within one year	589	393
Total current liabilities	2,029	1,982
Long-term borrowings	6,311	6,147
Deferred income tax liabilities	914	893
Post-employment obligations	951	963
Other long-term liabilities	541	534
Total liabilities	10,746	10,519
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,032,630 and 218,369,992 for 2018 and 2017, respectively)	2	2
Additional paid-in capital	2,004	1,983
Retained earnings	7,026	6,802
Accumulated other comprehensive income (loss)	(212)	(209)
	8,820	8,578
Less: Treasury stock at cost (76,448,346 shares for 2018 and 75,454,111 shares for 2017)	3,275	3,175
Total Eastman stockholders' equity	5,545	5,403
Noncontrolling interest	75	77
Total equity	5,620	5,480
Total liabilities and stockholders' equity	$16,366	$15,999

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2018	2017
Operating activities
Net earnings	$290	$279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	152	145
Gain from property insurance	(50)	—
Provision for deferred income taxes	11	31
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(223)	(149)
(Increase) decrease in inventories	(80)	(82)
Increase (decrease) in trade payables	8	(26)
Pension and other postretirement contributions (in excess of) less than expenses	(36)	(36)
Variable compensation (in excess of) less than expenses	(77)	(84)
Other items, net	(30)	(26)
Net cash (used in) provided by operating activities	(35)	52
Investing activities
Additions to properties and equipment	(128)	(133)
Proceeds from property insurance	50	—
Proceeds from sale of assets	—	1
Acquisitions, net of cash acquired	—	(4)
Net cash used in investing activities	(78)	(136)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	199	—
Proceeds from borrowings	275	250
Repayment of borrowings	(175)	—
Dividends paid to stockholders	(80)	(75)
Treasury stock purchases	(100)	(75)
Proceeds from stock option exercises and other items, net	(3)	2
Net cash provided by financing activities	116	102
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	3	16
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$194	$197

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2017 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K, with the exception of the items noted below. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. As of January 1, 2018:

•
Eastman's primary measure of operating performance for all periods presented is earnings before interest and taxes ("EBIT") on a consolidated and segment basis. Previously, the Company's primary measure of operating performance was operating earnings.

•
As discussed below, the new accounting standard for the presentation of net periodic benefit costs requires the Company to present non-service cost components of net periodic benefit costs (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) separately from service cost. These non-service cost components were reclassified from "Cost of sales", "Selling, general and administrative expenses", and "Research and development expenses" line items and are now included in a new line item, "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all periods presented. This reclassification does not change prior period EBIT and accordingly management does not consider this change to have a material impact on the Company's financial statements and related disclosures.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2014-09 Revenue Recognition (Accounting Standards Codification "ASC" 606): On January 1, 2018, Eastman adopted this standard under the modified retrospective method, such that revenue for all periods prior to January 1, 2018 continue to be reported under the previous standard, which resulted in an increase to retained earnings of $53 million after tax for products shipped but not delivered as of December 31, 2017.

Under the new standard, the Company recognizes revenue when performance obligations of the sale are satisfied. The majority of the Company's terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon transfer of title and risk of loss, generally upon the delivery of goods.

Management does not expect that changes in its accounting required by this new standard will materially impact the Company's financial statements and related disclosures when comparing 2018 under the new revenue standard to previous years under the prior standard. However, the difference in timing of revenue recognition under the current and former accounting standards is expected to have some impact on seasonal revenue and EBIT trends during 2018 compared to previous years. For further information, see Note 18, "Revenue Recognition".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01 Financial Instruments: On January 1, 2018, Eastman adopted this standard relating to the recognition and measurement of financial assets and financial liabilities. This standard requires equity investments (except equity method and consolidated investments) to be measured at fair value with changes in fair value recognized in net income. Management has concluded that changes in its accounting required by the new standard will not materially impact the Company's financial statements and related disclosures. In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-03 as an update to the standard described above which is effective for the Company July 1, 2018. Management does not expect that changes in its accounting required by the update will materially impact the Company's financial statements and related disclosures.

ASU 2016-16 Income Taxes - Intra-Entity Transfers: On January 1, 2018, Eastman adopted this standard under the modified retrospective method resulting in a beginning retained earnings decrease of $39 million. Under this standard, the Company is required to recognize the income tax consequence of an intra-entity transfer of an asset other than inventory when the transfer occurs.

ASU 2017-05 Other Income - Gains and Losses from Derecognition of Nonfinancial Assets: On January 1, 2018, Eastman adopted this standard in conjunction with the revenue recognition standard mentioned above. This standard clarifies the scope of nonfinancial asset derecognition and the accounting for partial sales of nonfinancial assets. This adoption had no impact on the Company's financial statements and related disclosures in the current period.

ASU 2017-07 Compensation - Retirement Benefits: On January 1, 2018, Eastman adopted this standard retrospectively for income statement effects and prospectively for balance sheet effects. This standard is intended to improve the presentation of net periodic pension and postretirement benefit costs by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if presented. Management has concluded that changes in its accounting required by this new standard will not materially impact the Company's financial statements and related disclosures.

ASU 2017-12 Derivatives and Hedging: On January 1, 2018, Eastman adopted this standard on a modified retrospective basis for income statement impacts and prospectively for presentation and disclosure resulting in a beginning retained earnings increase of $2 million related to the elimination of ineffectiveness recognized in "Accumulated other comprehensive income (loss)" ("AOCI") located in the Unaudited Consolidated Statements of Financial Position under the previous standard. This standard is intended to simplify the application of hedge accounting and improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in the financial statements. Management has included the additional disclosures required by this standard in Note 6, "Derivative and Non-Derivative Financial Instruments".

Accounting Standards Issued But Not Adopted as of March 31, 2018

ASU 2016-02 Leases: In February 2016, the FASB issued a standard on lease accounting. The new standard establishes two types of leases for lessees: finance and operating. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new standard is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. In January 2018, the FASB issued an update to the new standard above in ASU 2018-01 that sets forth the requirement to assess land easements to determine if the arrangement should be accounted for as a lease. The effective date for this amended standard is the same as that of the lease standard stated above. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13 Financial Instruments - Credit Losses: In June 2016, the FASB issued a standard relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new standard application is mixed among the various elements that include modified retrospective and prospective transition methods. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

ASU 2017-04 Intangibles - Goodwill and Other: In January 2017, the FASB issued a standard as a part of its simplification initiative that bases the impairment of goodwill on any difference for which the carrying value is greater than the fair value of the reporting unit. This standard is effective for annual reporting periods, or interim period testing performed, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment testing performed after January 1, 2017. This standard is to be applied on a prospective basis for goodwill testing that occur after the effective date. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

ASU 2018-02 Income Statement - Reporting Comprehensive Income: In February 2018, the FASB issued a standard that allows the reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 "Tax Cuts and Jobs Act" ("Tax Reform Act"). The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted tax rate. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act is recognized. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2018	2017
Finished goods	$1,031	$1,114
Work in process	241	213
Raw materials and supplies	504	470
Total inventories at FIFO or average cost	1,776	1,797
Less: LIFO reserve	300	288
Total inventories	$1,476	$1,509

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent and 60 percent of total inventories at March 31, 2018 and December 31, 2017, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2018	2017
Trade creditors	$838	$842
Accrued payrolls, vacation, and variable-incentive compensation	120	199
Accrued taxes	67	111
Other	415	437
Total payables and other current liabilities	$1,440	$1,589

"Other" consists primarily of accruals for post-employment obligations, dividends payable, interest payable, derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	First Quarter
(Dollars in millions)	2018		2017
	$	%	$	%
Provision for income taxes and tax rate	$60	17%	$62	18%

The first quarter 2018 effective tax rate includes the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act. The first quarter 2017 effective tax rate included adjustments to the tax provision to reflect planned amendments to and finalization of prior years' income tax returns.

As previously reported, the Company recognized an estimated net tax benefit for the year ended December 31, 2017, primarily resulting from the Tax Reform Act. The net tax benefit included a benefit from the one-time revaluation of deferred tax liabilities, partially offset by a one-time transition tax on deferred foreign income and changes in valuation of deferred tax assets. As of March 31, 2018, the Company continues to consider the accounting for the following impacts of the Tax Reform Act to be provisional and, accordingly, subject to adjustment in future periods: the transition tax on deferred foreign income (which consists of post-1986 accumulated earnings and profits of controlled foreign corporations and the determination of cash versus non-cash balances), the impact of the change in income tax rates on deferred tax assets and liabilities, and the evaluation of gross foreign tax credit carryforwards and related valuation allowances. In preparing the provisional estimates as of March 31, 2018, the Company has considered notices and revenue procedures issued by the Internal Revenue Service and authoritative accounting guidance.

Certain of the provisional amounts will be finalized in conjunction with the filing of the Company's U.S. federal income tax return for the year ended December 31, 2017 that will not be finalized until later in 2018. While historically differences between amounts reported in the Company's consolidated financial statements and the Company's U.S. federal income tax return have resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in adjustments to the Company's income tax (benefit) provision when recognized. The Company also considers it likely that further technical guidance regarding certain aspects of the new provisions included in the Tax Reform Act, as well as clarity regarding state income tax conformity to current federal tax code, may be issued which could result in changes to the provisional amounts reported as of March 31, 2018 and related state income tax effects.

Additionally, the Company continues to consider the future impact of the Tax Reform Act for the fiscal year beginning January 1, 2018, including the new provisions known as the base erosion anti-abuse tax ("BEAT") and global intangible low-tax income ("GILTI") tax, as well as other provisions. Under U.S. GAAP, companies can make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2018	2017
Borrowings consisted of:
5.5% notes due November 2019	$250	$250
2.7% notes due January 2020	798	797
4.5% notes due January 2021 (1)	192	185
3.6% notes due August 2022 (1)	753	738
1.50% notes due May 2023 (2)	920	895
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	689	690
1.875% notes due November 2026 (2)	609	592
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	871	871
Commercial paper and short term borrowings	588	389
Credit facilities borrowings	300	200
Capital leases and other	2	5
Total borrowings	6,900	6,540
Borrowings due within one year	589	393
Long-term borrowings	$6,311	$6,147

(1)
In January 2018, the Company entered into fixed-to-fixed cross-currency swaps with $180 million maturing 2021 and $320 million maturing 2022 and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. The hedged portion of the carrying value of the U.S. denominated 4.5% notes due January 2021 and 3.6% notes due August 2022 will fluctuate with changes in the euro exchange rate. During the three months ended March 31, 2018, pre-tax losses of $11 million were recognized in "Other comprehensive income (loss)" ("OCI") for revaluation of the hedged portion of these notes.

(2)
The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations. During the three months ended March 31, 2018, pre-tax losses of $42 million were recognized in OCI for revaluation of these notes.

Credit Facilities and Commercial Paper Borrowings

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). As of March 31, 2018, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.90 percent. As of December 31, 2017, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.60 percent. Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2018, the Company's commercial paper borrowings were $452 million with a weighted average interest rate of 2.30 percent. At December 31, 2017, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.61 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2018, the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2018, $100 million available under the A/R Facility was borrowed and remained outstanding at March 31, 2018 with an interest rate of 2.69 percent. At December 31, 2017, the Company had no borrowings under the A/R Facility.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2018 and December 31, 2017.

The Company has access to borrowings of up to €150 million ($185 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. At March 31, 2018, the Company's amount of outstanding borrowings under this facility were $136 million with a weighted average interest rate of 1.32 percent. At December 31, 2017, the Company's amount of outstanding borrowings under this facility were $109 million with a weighted average interest rate of 1.31 percent.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2018 and December 31, 2017 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings primarily under the Term Loan, commercial paper, A/R Facility, and a receivables facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of March 31, 2018 and December 31, 2017.

		Fair Value Measurements at March 31, 2018
(Dollars in millions)	Recorded Amount March 31, 2018	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,900	$7,192	$6,303	$889

		Fair Value Measurements at December 31, 2017
(Dollars in millions)	Recorded Amount December 31, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,540	$6,980	$6,386	$594

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

For further information on hedging programs, see Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying cash flow hedges is reported as a component of AOCI located in the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Unaudited Consolidated Statements of Financial Position. Recognition in earnings of amounts previously recorded to CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The foreign currency-denominated borrowings and cross-currency interest rate swaps designated as net investment hedges are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

In January 2018, Eastman entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include €150 million ($180 million) maturing January 2021 and €266 million ($320 million) maturing August 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2018 and December 31, 2017 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2018	December 31, 2017

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€498	€525
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	7	7
Energy (in million million british thermal units)	20	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€416	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,241	€1,240

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an on-going basis. The Company did not recognize a credit loss during first quarter 2018 and 2017.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of March 31, 2018 and December 31, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2018 Level 2	December 31, 2017 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$5	$9
Commodity contracts	Other noncurrent assets	2	4
Foreign exchange contracts	Other current assets	15	23
Foreign exchange contracts	Other noncurrent assets	1	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Total Derivative Assets		$23	$39

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$31	$28
Commodity contracts	Other long-term liabilities	10	10
Foreign exchange contracts	Payables and other current liabilities	10	6
Foreign exchange contracts	Other long-term liabilities	9	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	5	4

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Long-term borrowings	22	—
Total Derivative Liabilities		$87	$52
Total Net Derivative Liabilities		$64	$13

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.5 billion associated with non-derivative instruments designated as foreign currency net investment hedges at both March 31, 2018 and December 31, 2017. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Long-term borrowings (1)	$(758)	$(760)	$12	$10

(1)
At March 31, 2018 and December 31, 2017, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million and $6 million, respectively.

The following table presents the effect of cash flow and net investment hedge accounting on OCI for first quarter 2018 and 2017:

(Dollars in millions)	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from OCI into earnings
	March 31,		March 31,
Hedging Relationships	2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Commodity contracts	$(11)	$(16)	$(2)	$(7)
Foreign exchange contracts	(13)	(10)	3	12
Forward starting interest rate and treasury lock swap contracts	1	1	(1)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(42)	(18)	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(11)	—	—	—
Cross-currency interest rate swaps excluded component	(11)	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2018 and 2017.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2018			2017
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,607	$2,026	$59	$2,303	$1,698	$60

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			(1)
Derivatives designated as hedging instruments			—			1
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount of loss reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount of loss reclassified from AOCI into earnings		(2)			(7)
Foreign Exchange Contracts:
Amount of gain reclassified from AOCI into earnings	3			12

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized net losses on these derivatives of $8 million and $6 million during first quarter 2018 and 2017, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $308 million and $214 million at March 31, 2018 and December 31, 2017, respectively. Losses in AOCI increased March 31, 2018 compared to December 31, 2017 primarily as a result of an increase in foreign currency exchange rates associated with the euro. If realized, approximately $27 million in pre-tax losses, as of March 31, 2018, would be reclassified into earnings during the next 12 months.

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

For additional information regarding retirement plans, see Note 10, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9	$4	$9	$3	$—	$1
Interest cost	17	5	17	5	6	6
Expected return on assets	(37)	(9)	(35)	(8)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	(1)	—	(10)	(10)
Net periodic benefit (credit) cost	$(11)	$—	$(10)	$—	$(6)	$(5)

On January 1, 2018, the Company adopted ASU 2017-07 resulting in non-service cost components of the net periodic pension and other postretirement benefit plans being presented in "Other components of post-employment (benefit) cost, net" line item of the Unaudited Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings. See Note 1, "Significant Accounting Policies" for additional information.

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2018, totaling approximately $2.9 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $254 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $71 million at March 31, 2018 and consist primarily of leases for railcars that will expire beginning in third quarter 2018. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has off balance sheet non-recourse factoring facilities with various commitment dates. These arrangements include customer specific receivables in the United States and Europe. The Company sells the receivables at face value which equals the carrying value and fair value, and thus no gain or loss is recognized. There is no continuing involvement with these receivables once sold and no credit loss exposure. The total amount of cumulative receivables sold in first quarter 2018 and 2017 were $39 million and $3 million, respectively.

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. The Company's total reserve for environmental loss contingencies was $302 million and $304 million at March 31, 2018 and December 31, 2017, respectively. The environmental reserve includes costs related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites of $7 million at both March 31, 2018 and December 31, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's total environmental reserve that management believes to be probable and estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017
Environmental contingent liabilities, current	$25	$25
Environmental contingent liabilities, long-term	277	279
Total	$302	$304

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $278 million to the maximum of $478 million at March 31, 2018 and from the best estimate or minimum of $280 million to the maximum of $483 million at December 31, 2017. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both March 31, 2018 and December 31, 2017.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2018 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2017	$280
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2018	$278

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $24 million at both March 31, 2018 and December 31, 2017.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $49 million at both March 31, 2018 and December 31, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	LEGAL MATTERS

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

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2018 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	16	—	—	16	—	16
Net Earnings	—	—	290	—	—	290	—	290
Cash Dividends Declared (2) ($0.56 per share)	—	—	(82)	—	—	(82)	—	(82)
Other Comprehensive Income	—	—	—	(3)	—	(3)	—	(3)
Share-Based Compensation Expense (3)	—	24	—	—	—	24	—	24
Stock Option Exercises	—	13	—	—	—	13	—	13
Other (4)	—	(16)	—	—	—	(16)	—	(16)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2018	$2	$2,004	$7,026	$(212)	$(3,275)	$5,545	$75	$5,620

(1)
On January 1, 2018, the Company adopted new accounting standards for revenue recognition, income taxes, and derivatives and hedging which resulted in adjustments to beginning retained earnings. See Note 1, "Significant Accounting Policies", for specific amounts related to each standard.

(2)	Cash dividends declared includes cash dividends paid and dividends declared but unpaid.

(3)	Share-based compensation expense is the fair value of share-based awards.

(4)	Includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(381)	$163	$(62)	$(1)	$(281)
Period change	85	(27)	14	—	72
Balance at December 31, 2017	(296)	136	(48)	(1)	(209)
Period change	27	(7)	(23)	—	(3)
Balance at March 31, 2018	$(269)	$129	$(71)	$(1)	$(212)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman records deferred income taxes on the CTA related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are provided on the CTA of other subsidiaries outside the United States, as the CTA is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2018		2017
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$27	$27	$7	$7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic benefit costs	(10)	(7)	(11)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	(31)	(23)	(34)	(21)
Reclassification adjustment for (gains) losses included in net income, net	—	—	(6)	(4)
Total other comprehensive income (loss)	$(14)	$(3)	$(44)	$(25)

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
(In millions, except per share amounts)	2018	2017
Numerator
Earnings attributable to Eastman, net of tax	$290	$278

Denominator
Weighted average shares used for basic EPS	142.8	146.2
Dilutive effect of stock options and other awards	2.0	1.0
Weighted average shares used for diluted EPS	144.8	147.2

(Calculated using whole dollars and shares)
EPS
Basic	$2.03	$1.90
Diluted	$2.00	$1.89

Stock options excluded from the first quarter 2018 and 2017 calculations of diluted earnings per share were 407,573 and 1,008,667, respectively, because the market value of option exercises for these awards were less than the cash proceeds that would be received from these exercises. First quarter 2018 and 2017 reflect the impact of share repurchases of 994,235 and 943,699, respectively.

The Company declared cash dividends of $0.56 and $0.51 per share in first quarter 2018 and 2017, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In first quarter 2018, the Company recognized restructuring charges of $2 million for corporate severance. There were no asset impairments and restructuring charges in first quarter 2017.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2018 and full year 2017:

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2018
Severance costs	$19	$2	$—	$(3)	$18
Site closure and restructuring costs	10	—	—	—	10
Total	$29	$2	$—	$(3)	$28

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2017
Non-cash charges	$—	$1	$(1)	$—	$—
Severance costs	42	6	—	(29)	19
Site closure and restructuring costs	13	1	1	(5)	10
Total	$55	$8	$—	$(34)	$29

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2018 and 2017, $24 million and $14 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $5 million and $3 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For first quarter 2018 and 2017, $3 million and $2 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2018 and 2017 net earnings of $18 million and $9 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2018 and 2017, the number of stock options granted under the 2017 and 2012 Omnibus Stock Compensation Plans, respectively, were approximately 620,000 and 746,000, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the determination of fair value for stock options granted in first quarter 2018 and 2017 are provided in the table below:

	First Quarter
Assumptions	2018	2017
Expected volatility rate	19.03%	20.45%
Expected dividend yield	2.48%	2.64%
Average risk-free interest rate	2.61%	1.91%
Expected term years	5.1	5.1

The grant date exercise price and fair value of options granted during first quarter 2018 were $104.21 and $15.90, respectively, and first quarter 2017 were $80.25 and $11.79, respectively.

For options unvested at March 31, 2018, $8 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance share awards, restricted stock and restricted stock unit awards, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2018 and 2017 for the 2018-2020 and 2017-2019 periods were approximately 310,000 and 360,000, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2018 and 2017 were approximately 135,000 and 150,000, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2018 and 2017, $19 million and $11 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2018 was approximately $100 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

15.	OTHER (INCOME) CHARGES, NET

	First Quarter
(Dollars in millions)	2018	2017
Foreign exchange transaction (gains) losses, net	$—	$(1)
(Income) loss from equity investments and other investment (gains) losses, net	(5)	(3)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	—
Proceeds from property insurance	(50)	—
Other, net	1	—
Other (income) charges, net	$(46)	$(4)

First quarter 2018 includes a $50 million gain from insurance for property damage from the disruption of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 incident and $8 million currency translation costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Three Months
	2018	2017
Other current assets	$(29)	$5
Other noncurrent assets	14	9
Payables and other current liabilities	(14)	(36)
Long-term liabilities and equity	(1)	(4)
Total	$(30)	$(26)

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

17.	SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Beginning January 1, 2018:

•
Eastman's primary measure of operating performance for all periods presented is EBIT on a consolidated and segment basis. Previously, the Company's primary measure of operating performance was operating earnings;

•
As a result of recent changes in the management of products and operations to better align resources for growth initiatives, certain products previously reported in the CI operating segment are reported in the AFP operating segment; and

•
Sales revenue and innovation costs from the textiles and nonwovens fiber innovation platform products previously reported in "Other" are reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives.

For additional financial and product information for each segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment Information", in the Company's 2017 Annual Report on Form 10-K.

(Dollars in millions)	First Quarter
Sales by Segment	2018	2017
Additives & Functional Products	$939	$773
Advanced Materials	693	634
Chemical Intermediates	730	670
Fibers	245	213
Total Sales by Operating Segment	2,607	2,290
Other	—	13
Total Sales	$2,607	$2,303

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter
Earnings Before Interest and Taxes by Segment	2018	2017
Additives & Functional Products	$176	$153
Advanced Materials	135	121
Chemical Intermediates	70	82
Fibers	43	52
Total Earnings Before Interest and Taxes by Operating Segment	424	408
Other
Growth initiatives and businesses not allocated to operating segments	(26)	(28)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	18
Asset impairments and restructuring charges, net	(2)	—
Other income (charges), net not allocated to operating segments	(8)	3
Total Earnings Before Interest and Taxes	$409	$401

(Dollars in millions)	March 31,	December 31,
Assets by Segment (1)	2018	2017
Additives & Functional Products	$6,784	$6,648
Advanced Materials	4,555	4,379
Chemical Intermediates	3,017	3,000
Fibers	999	929
Total Assets by Operating Segment	15,355	14,956
Corporate Assets	1,011	1,043
Total Assets	$16,366	$15,999

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	First Quarter
Sales by Customer Location	2018	2017
United States and Canada	$1,100	$1,066
Asia Pacific	642	512
Europe, Middle East, and Africa	727	600
Latin America	138	125
Total Sales	$2,607	$2,303

18.	REVENUE RECOGNITION

On January 1, 2018, Eastman adopted ASU 2014-09 Revenue Recognition ("ASC" 606). Under this standard, the Company recognizes revenue when performance obligations of the sale are satisfied. Eastman sells to customers through master sales agreements or standalone purchase orders. The majority of the Company's terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon the transfer of title and risk of loss, generally upon delivery of goods. For further information see Note 1, "Significant Accounting Policies".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's arrangement with a customer may include the act of shipping product to customers after the performance obligation related to that product has been satisfied. The Company has elected to account for shipping and handling as activities to fulfill the promise to transfer the good and has not allocated revenue to the shipping activity. All related shipping and handling costs are recognized at the time of shipment. Further, the Company's sales arrangements may include the collection of sales and other similar taxes that are then remitted to the related taxing authority. The Company has elected to present the amounts collected for these taxes net of the related tax expense rather than presenting them as additional revenue.

The Company has elected to adopt several practical expedients as part of the adoption of ASU 2014-09 / ASC 606. The Company has elected the practical expedient to recognize the incremental cost of obtaining a sale (selling expense) as an expense when incurred given the potential amortization period for such asset is one year or less. Further, the Company has elected to use the practical expedient that allows the Company to ignore the possible existence of a significant financing component within sales arrangements where the time between cash collection and performance is less than one year. Finally, the Company has elected the practical expedient to not disclose unfulfilled obligations as customer purchase order commitments have an original expected duration of one year or less and no consideration from customers was excluded from the transaction price.

The timing of billings do not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, deferred revenue is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for completed performance obligations under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Deferred revenue was not material as of January 1, 2018 or March 31, 2018. Contract assets were $42 million as of January 1, 2018 and $57 million as of March 31, 2018 and are included as a component of "Trade receivables, net of allowance for doubtful accounts" in the Unaudited Consolidated Statement of Financial Position.

The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary between the Company's business operating segments and the geographical regions in which they serve. For disaggregation of revenue by major product lines for each business operating segment, see "Business - Business Segments" in Part I, Item 1 of the Company's 2017 Annual Report on Form 10-K.

The tables below summarize the impact of adopting the new standard on first quarter 2018 financial statements:

	First Quarter 2018
(Dollars in millions, except per share amounts)	Current Standard	Change	Previous Standard
Sales	$2,607	$(30)	$2,577
Cost of sales	2,026	(13)	2,013
Gross profit	581	(17)	564
Earnings before interest and taxes	409	(17)	392
Net earnings attributable to Eastman	290	(14)	276

Basic earnings per share attributable to Eastman	$2.03	$(0.10)	$1.93
Diluted earnings per share attributable to Eastman	$2.00	$(0.10)	$1.90

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter 2018
(Dollars in millions)	Current Standard	Change	Previous Standard
Additives & Functional Products
Sales	$939	$3	$942
Earnings before interest and taxes	176	(3)	173
Advanced Materials
Sales	693	(20)	673
Earnings before interest and taxes	135	(10)	125
Chemical Intermediates
Sales	730	17	747
Earnings before interest and taxes	70	6	76
Fibers
Sales	245	(30)	215
Earnings before interest and taxes	43	(10)	33
Other
Sales	—	—	—
Earnings before interest and taxes	(15)	—	(15)

	As of March 31, 2018
(Dollars in millions)	Current Standard	Change	Previous Standard
Trade receivables, net of allowance for doubtful accounts	$1,430	$(30)	$1,400
Miscellaneous receivables	319	(2)	317
Inventories	1,476	15	1,491
Total current assets	3,483	(17)	3,466

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2017 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted. Eastman's primary measure of operating performance for all periods presented is earnings before interest and taxes ("EBIT") on a consolidated and segment basis. Previously, the Company's primary measure of operating performance was operating earnings.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2017 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", and "Outlook" in this MD&A.

Company Use of Non-GAAP Financial Measures

Non-Core Items and any Unusual or Non-Recurring Items

In addition to evaluating Eastman's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, Eastman management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations or are otherwise of an unusual or non-recurring nature.

•
Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions of businesses, financing transaction costs, and mark-to-market losses or gains for pension and other postretirement benefit plans.

•
In first quarter 2018, the Company incurred unusual costs, net of insurance, resulting from the fourth quarter 2017 coal gasification incident described below. As previously reported, management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In first quarter 2018, the Company incurred unusual costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considers these actions and associated costs and resulting benefits unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impact on earnings.

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

Adjusted Tax Rate and Provision for Income Taxes

In interim periods, Eastman discloses non-GAAP earnings with an adjusted effective tax rate and a resulting adjusted provision for income taxes using the Company's forecasted tax rate for the full year as of the end of the interim period. The adjusted effective tax rate and resulting adjusted provision for income taxes are equal to the Company's projected full year effective tax rate and provision for income taxes on earnings excluding non-core, unusual, or non-recurring items for completed periods. The adjusted effective tax rate and resulting adjusted provision for income taxes may fluctuate during the year for changes in events and circumstances that change the Company's forecasted annual effective tax rate and resulting provision for income taxes excluding non-core, unusual, or non-recurring items. Management discloses this adjusted effective tax rate, and the related reconciliation to the GAAP effective tax rate, to provide investors more complete and consistent comparisons of the Company's operational performance on a period-over-period interim basis and on the same basis as management evaluates quarterly financial results to provide a better indication of expected full year results.

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

Non-GAAP Measures in this Quarterly Report

The following non-core item is excluded by management in its evaluation of certain results in this Quarterly Report:

•	Asset impairments and restructuring charges, net.

The following unusual items are excluded by management in its evaluation of certain results in this Quarterly Report:

•
Costs, net of insurance, of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"), and

•
Costs of currency translation and profession fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center.

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2018	2017
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$2	$—
Unusual items impacting earnings before interest and taxes:
Net costs resulting from coal gasification incident	37	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	11	—
Total non-core and unusual items impacting earnings before interest and taxes	50	—
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	11	—
Adjustment to tax provision	5	9
Total items impacting provision for income taxes	16	9
Total items impacting net earnings attributable to Eastman	$34	$(9)

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses,

•	Other (income) charges, net,

•	EBIT,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted earnings per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. From time to time management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

From time to time Eastman evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as adjusted cash provided by operating activities, described above, less the amount of capital expenditures (typically the GAAP measure additions to properties and equipment, and in first quarter 2018, net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

The Company generated sales revenue of $2.6 billion and $2.3 billion in first quarter 2018 and 2017, respectively. Sales revenue increased $304 million in first quarter 2018 compared to first quarter 2017 as a result of increases in all operating segments.

EBIT was $409 million in first quarter 2018 compared with $401 million in first quarter 2017. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT in first quarter 2018 and 2017 was $459 million and $401 million, respectively. Adjusted EBIT increased in first quarter 2018 as a result of increases in all operating segments.

Net earnings and EPS attributable to Eastman and adjusted net earnings and EPS attributable to Eastman were as follows:

	First Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$290	$2.00	$278	$1.89
Total non-core and unusual items, net of tax (1)(2)	39	0.27	—	—
Adjustment to tax provision (1)	(5)	(0.04)	(9)	(0.06)
Adjusted net earnings	$324	$2.23	$269	$1.83

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for first quarter 2018 and 2017.

(2)	Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Cash used in operating activities was $35 million in first three months 2018.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. The total impact of the coal gasification incident, net of insurance recoveries, is expected to reduce earnings by a total of between $25 million and $50 million spread across 2017 and 2018. Costs in first quarter 2018 of the disruption, repairs, and reconstruction of coal gasification operations were $37 million, net of insurance recoveries, impacting "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Cumulative net costs of the coal gasification incident through first quarter 2018 were $149 million, with additional insurance recoveries expected in the remainder of 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%
Sales	$2,607	$2,303	$304	13%
Volume / product mix effect			125	6%
Price effect			101	4%
Exchange rate effect			78	3%

Sales revenue increased as a result of increases in all operating segments.

Gross Profit

	First Quarter
(Dollars in millions)	2018	2017	Change
Gross profit	$581	$605	(4)%
Net costs resulting from coal gasification incident	87	—
Gross profit excluding unusual item	$668	$605	10%

Gross profit in 2018 included $87 million of net costs from the coal gasification incident. Excluding this unusual item, gross profit increased as a result of increases in all operating segments.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2018	2017	Change
Selling, general and administrative expenses	$190	$179	6%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	(3)	—
Selling, general and administrative expenses excluding unusual item	$187	$179	4%

Selling, general and administrative expenses increased primarily due to higher performance-based variable compensation costs and costs of growth initiatives.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2018	2017	Change
Research and development expenses	$56	$57	(2)%

Asset Impairments and Restructuring Charges, Net

In first quarter 2018, the Company recognized restructuring charges of $2 million for corporate severance costs. There were no asset impairments and restructuring charges in first quarter 2017.

For more information regarding asset impairments and restructuring charges and gains see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2018	2017	Change
Other components of post-employment (benefit) cost, net	$(30)	$(28)	7%

For more information regarding other components of post-employment (benefit) cost, net see Note 1, "Significant Accounting Policies" and Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2018	2017
Foreign exchange transaction (gains) losses, net	$—	$(1)
(Income) loss from equity investments and other investment (gains) losses, net	(5)	(3)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	—
Proceeds from property insurance	(50)	—
Other, net	1	—
Other (income) charges, net	(46)	(4)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	(8)	—
Proceeds from property insurance	50	—
Other (income) charges, net excluding unusual items	$(4)	$(4)

First quarter 2018 includes a $50 million gain from insurance for property damage from the coal gasification incident and $8 million currency translation costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2018	2017	Change
Earnings before interest and taxes	$409	$401	2%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	11
Asset impairments and restructuring charges, net	2	—
Net costs resulting from coal gasification incident	37	—
Earnings before interest and taxes excluding non-core and unusual items	$459	$401	14%

Net Interest Expense

	First Quarter
(Dollars in millions)	2018	2017	Change
Gross interest costs	$61	$62
Less: Capitalized interest	1	1
Interest expense	60	61
Less: Interest income	1	1
Net interest expense	$59	$60	(2)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net interest expense decreased as a result of entering into cross-currency interest rate swaps in January 2018 and prior year repayment of term loan borrowings, partially offset by increased commercial paper and credit facility borrowings in first quarter 2018. For further information on cross-currency interest rate swaps, see Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	First Quarter
	2018		2017
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$60	17%	$62	18%
Tax provision for non-core and unusual items (1)	11		—
Adjustment to tax provision (2)	5		9
Adjusted provision for income taxes and effective tax rate	$76	19%	$71	21%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
First quarter 2018 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2017 provision for income taxes was adjusted to reflect the then forecasted full year effective tax rate. The adjusted provision for income taxes for first quarter 2018 and 2017 are calculated applying the forecasted full year effective tax rate as shown below.

	First Three Months
	2018	2017
Effective tax rate	17%	18%
Discrete tax items (1)	1%	5%
Tax impact of non-core and unusual items (2)	2%	—%
Changes in tax contingencies and valuation allowances	—%	(1)%
Forecasted full year impact of expected tax events	(1)%	(1)%
Forecasted full year effective tax rate	19%	21%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First three months 2018 discrete items consist of excess tax benefits related to share-based compensation. First three months 2017 discrete items consisted of planned amendments to and finalization of prior years' income tax returns.

(2)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$290	$2.00	$278	$1.89
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	2	0.01	—	—
Unusual items, net of tax: (1)
Net costs resulting from coal gasification incident	29	0.20	—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	0.06	—	—
Adjustment to tax provision	(5)	(0.04)	(9)	(0.06)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$324	$2.23	$269	$1.83

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment Information", in the Company's 2017 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%

Sales	$939	$773	$166	21%
Volume / product mix effect			81	10%
Price effect			43	6%
Exchange rate effect			42	5%

Earnings before interest and taxes	$176	$153	$23	15%
Net costs resulting from coal gasification incident	2	—	2
Earnings before interest and taxes excluding unusual item	178	153	25	16%

Sales revenue increased due to higher sales volume, higher selling prices, and a favorable shift in foreign currency exchange rates. The higher sales volume and higher selling prices for most product lines, particularly animal nutrition, care chemicals, and tire additives, were attributed to improved market conditions and enhanced commercial execution.

First quarter 2018 EBIT included $2 million of net costs from the coal gasification incident. Excluding this unusual item, EBIT increased primarily due to higher sales volume of $24 million and a favorable shift in foreign exchange rates of $12 million, partially offset by higher costs of growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%

Sales	$693	$634	$59	9%
Volume / product mix effect			29	4%
Price effect			7	1%
Exchange rate effect			23	4%

Earnings before interest and taxes	$135	$121	$14	12%
Net costs resulting from coal gasification incident	3	—	3
Earnings before interest and taxes excluding unusual item	138	121	17	14%

Sales revenue increased primarily due to higher sales volume across the segment, including of premium products such as Tritan™ copolyester, Saflex® head-up displays ("HUD"), Saflex® acoustic interlayers, and automotive performance films, and a favorable shift in foreign currency exchange rates.

First quarter 2018 EBIT included $3 million of net costs from the coal gasification incident. Excluding this unusual item, EBIT increased primarily due to the combined impact of higher sales volume and improved product mix of premium products of $26 million and a favorable shift in foreign currency exchange rates of $8 million, partially offset by higher costs of growth initiatives.

Chemical Intermediates Segment

	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%

Sales	$730	$670	$60	9%
Volume / product mix effect			(10)	(2)%
Price effect			58	9%
Exchange rate effect			12	2%

Earnings before interest and taxes	$70	$82	$(12)	(15)%
Net costs resulting from coal gasification incident	19	—	19
Earnings before interest and taxes excluding unusual item	89	82	7	9%

Sales revenue increased due to higher selling prices across most product lines attributed to higher raw material and energy prices and continued improvement in market conditions, higher functional amines sales volume attributed to recovery in the energy and agriculture markets, and a favorable shift in foreign currency exchange rates. The increase was partially offset by lower sales volume and lower selling prices for merchant ethylene.

First quarter 2018 EBIT included $19 million of net costs from the coal gasification incident. Excluding this unusual item, EBIT increased primarily due to $14 million of higher selling prices more than offsetting higher raw material and energy costs partially offset by lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%

Sales	$245	$213	$32	15%
Volume / product mix effect			38	18%
Price effect			(7)	(3)%
Exchange rate effect			1	—%

Earnings before interest and taxes	$43	$52	$(9)	(17)%
Net costs resulting from coal gasification incident	13	—	13
Earnings before interest and taxes excluding unusual item	56	52	4	8%

Sales revenue increased primarily due to higher sales volume for acetate tow and acetate flake resulting from timing of recognition of revenue under the new revenue recognition accounting standard of $30 million and sales revenue in first quarter 2018 from textiles and nonwovens fiber innovation platform products previously reported in "Other" of $14 million. See Note 17 "Segment Information" and Note 18 "Revenue Recognition" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The higher sales revenue was partially offset by lower acetate tow selling prices attributed to lower industry capacity utilization.
First quarter 2018 EBIT included $13 million of net costs from the coal gasification incident. Excluding this unusual item, adjusted EBIT increased primarily due to the net impact of $9 million resulting from higher sales volume primarily from timing of recognition of revenue under the new revenue recognition accounting standard, partially offset by lower selling prices, particularly for acetate tow. Additionally, first quarter 2018 EBIT was negatively impacted by $4 million for a prior period inventory valuation adjustment.

Other

	First Quarter
(Dollars in millions)	2018	2017

Sales	$—	$13

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(26)	$(28)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	18
Asset impairments and restructuring charges, net	(2)	—
Other income (charges), net not allocated to operating segments	(8)	3
Loss before interest and taxes before non-core and unusual items	(15)	(7)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	11	—
Asset impairments and restructuring charges, net	2	—
Loss before interest and taxes excluding non-core and unusual items	$(2)	$(7)

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are included in "Other". Sales revenue in first quarter 2017 is primarily sales from the textiles and nonwovens fiber innovation platform products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Beginning first quarter 2018, sales revenue and innovation costs from the textiles and nonwovens fiber innovation platform products previously reported in "Other" are now reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives. See Note 17 "Segment Information" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In first quarter 2018, the Company recognized costs of $11 million resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center and restructuring charges of $2 million for corporate severance costs.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2018	2017	$	%
United States and Canada	$1,100	$1,066	$34	3%
Asia Pacific	642	512	130	25%
Europe, Middle East, and Africa	727	600	127	21%
Latin America	138	125	13	10%
Total Eastman Chemical Company	$2,607	$2,303	$304	13%

Sales revenue in United States and Canada increased primarily due to higher CI and AFP segments selling prices and higher AFP segment sales volume partially offset by lower CI segment sales volume.

Sales revenue in Asia Pacific increased primarily due to higher sales volume across the operating segments and higher AFP and CI segments selling prices.

Sales revenue in Europe, Middle East, and Africa increased primarily due to a favorable shift in foreign exchange rates for the AFP and AM segments and higher sales volume across the operating segments.

Sales revenue in Latin America increased primarily due to higher CI segment selling prices and higher AM segment sales volume.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Three Months
(Dollars in millions)	2018	2017
Net cash provided by (used in)
Operating activities	$(35)	$52
Investing activities	(78)	(136)
Financing activities	116	102
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net change in cash and cash equivalents	3	16
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$194	$197

Cash used in operating activities was $35 million in first three months 2018 compared with $52 million cash provided by operating activities in first three months 2017. The increase in cash used was partially due to increased working capital primarily from higher trade receivables resulting from increased sales in all operating segments. Additionally, the coal gasification incident resulted in $110 million of net cash used in operating activities primarily decreasing net earnings and payables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities decreased $58 million in first three months 2018 compared with first three months 2017 primarily due to $35 million net proceeds from insurance for property damage from the coal gasification incident and lower additions to properties and equipment.

Cash provided by financing activities increased $14 million in first three months 2018 compared with first three months 2017. The increase was primarily due to an increase of $49 million in net proceeds from borrowings partially offset by increases in share repurchases and dividend payments.

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

In April 2018, the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2018 and December 31, 2017. The amount of available borrowings under the A/R and Credit Facilities was approximately $729 million as of March 31, 2018. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

The Company has access to borrowings of up to €150 million ($185 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Debt and Other Commitments

At March 31, 2018, the Company's borrowings totaled $6.9 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). As of March 31, 2018, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.90 percent. As of December 31, 2017, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.6 percent. Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding outstanding environmental matters and asset retirement obligations.

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

Capital Expenditures

Capital expenditures were $128 million and $133 million in first three months 2018 and 2017, respectively. Capital expenditures in 2018 were primarily for an AM operating segment expansion of Tritan™ copolyester capacity in Kingsport, Tennessee, and manufacturing capacity debottlenecking and site modernization projects. The Company expects that 2018 capital expenditures will be approximately $550 million.

Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. As of March 31, 2018, a total of 11,721,062 shares have been repurchased under this authorization for a total amount of $948 million. In February 2018, Eastman's Board of Directors authorized the repurchase of up to an additional $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. No shares have been repurchased under the February 2018 authorization.

The Board of Directors declared a cash dividend of $0.56 per share during the second quarter of 2018, payable on July 6, 2018 to stockholders of record on June 15, 2018.

Other

Eastman did not have any material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off balance sheet arrangements with contractually narrow or limited purposes. Thus, the Company is not materially exposed to any financing, liquidity, market, or credit risk related to any such relationships.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•	cash generated by operating activities of approximately $1.6 billion;

•	capital spending of approximately $550 million; and

•	priorities for uses of available cash to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

The total impact of the coal gasification incident, net of insurance recoveries, is expected to reduce earnings by a total of between $25 million and $50 million spread across 2017 and 2018. The Company anticipates that in 2018 insurance recoveries will more than offset costs of the incident recognized in 2018.

Based on the foregoing expectations and assumptions, management expects adjusted 2018 earnings per share, excluding any non-core, unusual, or non-recurring items in the last three quarters of 2018 and assuming an actual tax rate for full-year 2018 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes", to be ten to fourteen percent higher than adjusted 2017 earnings per share excluding non-core and unusual items of $7.61. The Company's 2018 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected full-year 2018 earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

See "Risk Factors" below.

RISK FACTORS

In addition to factors described elsewhere in this Quarterly Report, the following are the most significant known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements made in this Quarterly Report and elsewhere from time to time. See "Forward-looking Statements".

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

As a global specialty chemicals manufacturing company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, and although none of these have had a material adverse effect on the Company's operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, in fourth quarter 2017 the Company had an operational incident in the Kingsport manufacturing site coal gasification operations area that negatively impacted manufacturing operations and earnings.

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

More than half of Eastman's sales for 2017 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries may impose additional taxes or otherwise tax Eastman's foreign income, or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports. Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition, or results of operations.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the financial performance of the acquired business may be significantly worse than expected; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

Foreign Currency Risk

In January 2018, Eastman entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include €150 million ($180 million) maturing January 2021 and €266 million ($320 million) maturing August 2022.

At March 31, 2018, a 10% fluctuation in the euro currency rate would have an approximately $50 million impact on the designated net investment value in the foreign subsidiary. As a result of the designation of the cross-currency interest rate swap as a hedge of the net investment, foreign currency translation gains and losses are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Therefore, a foreign currency change in the designated investment value of the foreign subsidiary will generally be offset by the foreign currency change in the designated cross-currency interest rate swaps.
Excluding the derivative cross-currency interest rate swap net investment hedge discussed above, there have been no other material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2018 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia, Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible for the defense and indemnification of Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia has agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly-owned subsidiary of Eastman upon Eastman's acquisition of Solutia in July 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. As of March 31, 2018, a total of 11,721,062 shares have been repurchased under this authorization for a total amount of $948 million. During first three months 2018, the Company repurchased 994,235 shares of common stock for a cost of $100 million. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Eastman's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. No shares have been repurchased under the February 2018 authorization. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2018	—	$—	—	$152
February 1 - 28, 2018	637,901	$97.96	637,901	$2,090
March 1 - 31, 2018	356,334	$105.23	356,334	$2,052
Total	994,235	$100.57	994,235

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

10.01 *
Amendment dated April 2, 2018 to the Amended and Restated $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended August 31, 2016) between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2018

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2018

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2018

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2018

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 7, 2018	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer