Form 10-Q
period 2018-06-30
EASTMAN CHEMICAL CO
filed 2018-08-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2018
Common Stock, par value $0.01 per share	141,280,046
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	54

1A.	Risk Factors	54

2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

6.	Exhibits	55

SIGNATURES

Signatures	57

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic and technology and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Sales	$2,621	$2,419	$5,228	$4,722
Cost of sales	1,917	1,789	3,943	3,487
Gross profit	704	630	1,285	1,235
Selling, general and administrative expenses	189	181	379	360
Research and development expenses	60	58	116	115
Asset impairments and restructuring charges, net	4	—	6	—
Other components of post-employment (benefit) cost, net	(30)	(30)	(60)	(58)
Other (income) charges, net	(10)	1	(56)	(3)
Earnings before interest and taxes	491	420	900	821
Net interest expense	61	61	120	121
Earnings before income taxes	430	359	780	700
Provision for income taxes	84	65	144	127
Net earnings	346	294	636	573
Less: Net earnings attributable to noncontrolling interest	2	2	2	3
Net earnings attributable to Eastman	$344	$292	$634	$570

Basic earnings per share attributable to Eastman	$2.42	$2.01	$4.45	$3.91
Diluted earnings per share attributable to Eastman	$2.39	$2.00	$4.39	$3.89

Comprehensive Income
Net earnings including noncontrolling interest	$346	$294	$636	$573
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(34)	36	(7)	43
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(8)	(6)	(15)	(13)
Derivatives and hedging:
Unrealized gain (loss) during period	64	(18)	41	(39)
Reclassification adjustment for (gains) losses included in net income, net	(3)	8	(3)	4
Total other comprehensive income (loss), net of tax	19	20	16	(5)
Comprehensive income including noncontrolling interest	365	314	652	568
Less: Comprehensive income attributable to noncontrolling interest	2	2	2	3
Comprehensive income attributable to Eastman	$363	$312	$650	$565
Retained Earnings
Retained earnings at beginning of period	$7,026	$5,925	$6,802	$5,721
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	16	—
Net earnings attributable to Eastman	344	292	634	570
Cash dividends declared	(78)	(75)	(160)	(149)
Retained earnings at end of period	$7,292	$6,142	$7,292	$6,142

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$193	$191
Trade receivables, net of allowance for doubtful accounts	1,393	1,026
Miscellaneous receivables	314	360
Inventories	1,532	1,509
Other current assets	66	57
Total current assets	3,498	3,143
Properties
Properties and equipment at cost	12,513	12,370
Less: Accumulated depreciation	6,943	6,763
Net properties	5,570	5,607
Goodwill	4,514	4,527
Intangible assets, net of accumulated amortization	2,278	2,373
Other noncurrent assets	400	349
Total assets	$16,260	$15,999

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,406	$1,589
Borrowings due within one year	662	393
Total current liabilities	2,068	1,982
Long-term borrowings	6,033	6,147
Deferred income tax liabilities	933	893
Post-employment obligations	924	963
Other long-term liabilities	528	534
Total liabilities	10,486	10,519
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,093,133 and 218,369,992 for 2018 and 2017, respectively)	2	2
Additional paid-in capital	2,021	1,983
Retained earnings	7,292	6,802
Accumulated other comprehensive income (loss)	(193)	(209)
	9,122	8,578
Less: Treasury stock at cost (77,863,885 shares for 2018 and 75,454,111 shares for 2017)	3,425	3,175
Total Eastman stockholders' equity	5,697	5,403
Noncontrolling interest	77	77
Total equity	5,774	5,480
Total liabilities and stockholders' equity	$16,260	$15,999

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2018	2017
Operating activities
Net earnings	$636	$573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	300	292
Gain from property insurance	(65)	—
Provision for deferred income taxes	5	36
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(213)	(166)
(Increase) decrease in inventories	(158)	(108)
Increase (decrease) in trade payables	(10)	(28)
Pension and other postretirement contributions (in excess of) less than expenses	(78)	(56)
Variable compensation (in excess of) less than expenses	(24)	(34)
Other items, net	15	(26)
Net cash provided by operating activities	408	483
Investing activities
Additions to properties and equipment	(244)	(279)
Proceeds from property insurance	65	—
Proceeds from sale of assets	—	1
Acquisitions, net of cash acquired	—	(4)
Other items, net	—	(1)
Net cash used in investing activities	(179)	(283)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	268	(95)
Proceeds from borrowings	350	500
Repayment of borrowings	(428)	(250)
Dividends paid to stockholders	(160)	(149)
Treasury stock purchases	(250)	(175)
Dividends paid to noncontrolling interest	(2)	(1)
Other items, net	(1)	12
Net cash used in financing activities	(223)	(158)
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	2	41
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$193	$222

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

•
As discussed below, the new accounting standard for the presentation of net periodic benefit costs requires the Company to present non-service cost components of net periodic benefit costs (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) separately from service cost. These non-service cost components were reclassified from "Cost of sales", "Selling, general and administrative expenses", and "Research and development expenses" line items and are now included in a new line item, "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all periods presented. This reclassification does not change prior period EBIT and, accordingly, management does not consider this change to have a material impact on the Company's financial statements and related disclosures.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01 Financial Instruments: On January 1, 2018, Eastman adopted this standard relating to the recognition and measurement of financial assets and financial liabilities. This standard requires equity investments (except equity method and consolidated investments) to be measured at fair value with changes in fair value recognized in net income. Management has concluded that changes in its accounting required by the new standard will not materially impact the Company's financial statements and related disclosures. In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-03 as an update to the standard described above which is effective for the Company July 1, 2018. Management has concluded that changes in its accounting required by the update will not materially impact the Company's financial statements and related disclosures.

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

ASU 2017-12 Derivatives and Hedging: On January 1, 2018, Eastman adopted this standard on a modified retrospective basis for income statement impacts and prospectively for presentation and disclosure resulting in a beginning retained earnings increase of $2 million related to ineffectiveness recognized in "Accumulated other comprehensive income (loss)" ("AOCI") which was recognized in the Unaudited Consolidated Statements of Financial Position under the previous standard. This standard is intended to simplify the application of hedge accounting and improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in the financial statements. Management has included the additional disclosures required by this standard in Note 6, "Derivative and Non-Derivative Financial Instruments".

Accounting Standards Issued But Not Adopted as of June 30, 2018

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

ASU 2018-02 Income Statement - Reporting Comprehensive Income: In February 2018, the FASB issued a standard that allows the reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted tax rate. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act is recognized. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2018	2017
Finished goods	$1,044	$1,114
Work in process	241	213
Raw materials and supplies	549	470
Total inventories at FIFO or average cost	1,834	1,797
Less: LIFO reserve	302	288
Total inventories	$1,532	$1,509

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent and 60 percent of total inventories at June 30, 2018 and December 31, 2017, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2018	2017
Trade creditors	$811	$842
Accrued payrolls, vacation, and variable-incentive compensation	135	199
Accrued taxes	79	111
Other	381	437
Total payables and other current liabilities	$1,406	$1,589

"Other" consists primarily of accruals for post-employment obligations, dividends payable, interest payable, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$84	20%	$65	18%	$144	19%	$127	18%

In second quarter and first six months 2018, the Company recognized an increase to the provision for income taxes of $10 million from an adjustment of the provisional net tax benefit recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of outside-U.S. entity reorganizations as part of the transition to an international treasury services center. The adjustment increased the one-time transition tax on deferred foreign income resulting from the Tax Reform Act. The first six months 2018 effective tax rate also includes the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act.

The second quarter and first six months 2017 effective tax rates included a $22 million tax benefit to reflect finalization of prior years' income tax returns. The first six months 2017 effective tax rate also reflected a $22 million tax benefit due to planned amendments to prior years' income tax returns.

As previously reported, the Company recognized an estimated net tax benefit for the year ended December 31, 2017, primarily resulting from the Tax Reform Act. The net tax benefit included a benefit from the one-time revaluation of deferred tax liabilities, partially offset by a one-time transition tax on deferred foreign income and changes in valuation of deferred tax assets. The provisional benefit was updated in second quarter 2018, as described above. As of June 30, 2018, the Company continues to consider the accounting for the following impacts of the Tax Reform Act to be provisional and, accordingly, subject to adjustment in future periods: the transition tax on deferred foreign income (which consists of post-1986 accumulated earnings and profits of controlled foreign corporations and the determination of cash versus non-cash balances), the impact of the change in income tax rates on deferred tax assets and liabilities, and the evaluation of gross foreign tax credit carryforwards and related valuation allowances. In preparing the provisional estimates as of June 30, 2018, the Company has considered notices and revenue procedures issued by the Internal Revenue Service and authoritative accounting guidance.

Certain of the provisional amounts will be finalized in conjunction with the filing of the Company's U.S. federal income tax return for the year ended December 31, 2017 that will not be finalized until later in 2018. While historically differences between amounts reported in the Company's consolidated financial statements and the Company's U.S. federal income tax return have resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in adjustments to the Company's income tax provision when recognized. The Company also considers it likely that further technical guidance regarding certain aspects of the new provisions included in the Tax Reform Act, as well as clarity regarding state income tax conformity to current federal tax code, may be issued which could result in changes to the provisional amounts reported as of June 30, 2018 and related state income tax effects.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company continues to consider the future impact of the Tax Reform Act for the year beginning January 1, 2018, including the new provisions known as the base erosion anti-abuse tax ("BEAT") and global intangible low-tax income ("GILTI") tax, as well as other provisions. Under U.S. GAAP, companies can make an accounting policy election to either treat taxes resulting from GILTI as a current-period expense when incurred or factor such amounts into the measurement of deferred taxes. The Company has not completed its analysis of the effects of the GILTI provisions and will further consider the accounting policy election within the measurement period as provided under Staff Accounting Bulletin No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act".

5.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2018	2017
Borrowings consisted of:
5.5% notes due November 2019	$250	$250
2.7% notes due January 2020	798	797
4.5% notes due January 2021	185	185
3.6% notes due August 2022	738	738
1.50% notes due May 2023 (1)	872	895
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	688	690
1.875% notes due November 2026 (1)	577	592
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	871	871
Commercial paper and short-term borrowings	661	389
Credit facilities borrowings	125	200
Capital leases and other	2	5
Total borrowings	6,695	6,540
Borrowings due within one year	662	393
Long-term borrowings	$6,033	$6,147

(1)
The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations. During the six months ended June 30, 2018, pre-tax gains of $39 million were recognized in other comprehensive income ("OCI") for revaluation of these notes.

Credit Facilities and Commercial Paper Borrowings

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). As of June 30, 2018, the 2021 Term Loan agreement balance outstanding was $100 million with an interest rate of 3.34 percent. In second quarter 2018, $100 million of the Company's borrowings under the 2021 Term Loan were repaid using available cash. As of December 31, 2017, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.60 percent. Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2018, the Company's commercial paper borrowings were $544 million with a weighted average interest rate of 2.37 percent. At December 31, 2017, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.61 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2018 the Company amended its $250 million accounts receivable securitization agreement (the "A/R Facility") to extend the maturity to April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2018, $100 million available under the A/R Facility was borrowed and repaid in second quarter 2018. In second quarter 2018, $25 million available under the A/R Facility was borrowed and remained outstanding at June 30, 2018 with an interest rate of 3.01 percent. At December 31, 2017, the Company had no borrowings under the A/R Facility.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2018 and December 31, 2017.

The Company has access to borrowings of up to €150 million ($175 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. At June 30, 2018, the Company's amount of outstanding borrowings under this facility were $117 million with a weighted average interest rate of 1.52 percent. At December 31, 2017, the Company's amount of outstanding borrowings under this facility were $109 million with a weighted average interest rate of 1.31 percent.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2018 and December 31, 2017 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings primarily under the 2021 Term Loan, commercial paper, A/R Facility, and a receivables facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of June 30, 2018 and December 31, 2017.

		Fair Value Measurements at June 30, 2018
(Dollars in millions)	Recorded Amount June 30, 2018	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,695	$6,886	$6,098	$788

		Fair Value Measurements at December 31, 2017
(Dollars in millions)	Recorded Amount December 31, 2017	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,540	$6,980	$6,386	$594

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities" or "Other noncurrent assets" within the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2018 and December 31, 2017 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2018	December 31, 2017

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€419	€525
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	8	7
Energy (in million million british thermal units)	25	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€416	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,241	€1,240

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an on-going basis. The Company did not recognize a credit loss during second quarter 2018 and 2017.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of June 30, 2018 and December 31, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2018 Level 2	December 31, 2017 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$22	$9
Commodity contracts	Other noncurrent assets	9	4
Foreign exchange contracts	Other current assets	22	23
Foreign exchange contracts	Other noncurrent assets	4	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	4	—
Total Derivative Assets		$62	$39

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$10	$28
Commodity contracts	Other long-term liabilities	4	10
Foreign exchange contracts	Payables and other current liabilities	1	6
Foreign exchange contracts	Other long-term liabilities	—	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	6	4
Total Derivative Liabilities		$21	$52
Total Net Derivative Assets (Liabilities)		$41	$(13)

In addition to the fair value associated with derivative instruments designated as cash flow hedges and fair value hedges noted in the table above, the Company had a carrying value of $1.4 billion and $1.5 billion associated with non-derivative instruments designated as foreign currency net investment hedges at June 30, 2018 and December 31, 2017, respectively. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2018 and December 31, 2017, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Long-term borrowings (1)	$757	$760	$(13)	$(10)

(1)
At June 30, 2018 and December 31, 2017, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million and $6 million, respectively.

The following table presents the effect of cash flow and net investment hedge accounting on OCI for second quarter and first six months 2018 and 2017:

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Commodity contracts	$40	$9	$29	$(7)	$(3)	$(20)	$(5)	$(27)
Foreign exchange contracts	20	(20)	7	(30)	8	10	11	22
Forward starting interest rate and treasury lock swap contracts	1	1	2	2	(1)	(1)	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	81	(91)	39	(109)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	26	—	15	—	—	—	—	—
Cross-currency interest rate swaps excluded component	—	—	(11)	—	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter 2018 and 2017.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2018			2017
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,621	$1,917	$61	$2,419	$1,789	$61

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			(1)
Derivatives designated as hedging instruments			—			1
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount of loss reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount of loss reclassified from AOCI into earnings		(3)			(20)
Foreign Exchange Contracts:
Amount of gain reclassified from AOCI into earnings	8			10

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first six months 2018 and 2017.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2018			2017
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$5,228	$3,943	$120	$4,722	$3,487	$121

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			(2)
Derivatives designated as hedging instruments			—			2
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount of loss reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount of loss reclassified from AOCI into earnings		(5)			(27)
Foreign Exchange Contracts:
Amount of gain reclassified from AOCI into earnings	11			22

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain on these derivatives of $2 million and $10 million during second quarter 2018 and 2017, respectively, and recognized a net loss of $6 million and net gain of $4 million during first six months 2018 and 2017, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $120 million and $214 million at June 30, 2018 and December 31, 2017, respectively. Losses in AOCI decreased June 30, 2018 compared to December 31, 2017 primarily as a result of a decrease in foreign currency exchange rates associated with the euro and an increase in commodity prices, particularly propane. If realized, approximately $25 million in pre-tax gains, as of June 30, 2018, would be reclassified into earnings during the next 12 months.

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

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8	$4	$9	$4	$—	$1
Interest cost	17	5	16	4	5	6
Expected return on assets	(37)	(10)	(35)	(9)	—	(1)
Amortization of:
Prior service credit, net	—	—	(1)	—	(10)	(10)
Net periodic benefit (credit) cost	$(12)	$(1)	$(11)	$(1)	$(5)	$(4)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$17	$8	$18	$7	$—	$2
Interest cost	34	10	33	9	11	12
Expected return on assets	(74)	(19)	(70)	(17)	(2)	(3)
Amortization of:
Prior service credit, net	—	—	(2)	—	(20)	(20)
Net periodic benefit (credit) cost	$(23)	$(1)	$(21)	$(1)	$(11)	$(9)

On January 1, 2018, the Company adopted ASU 2017-07 resulting in non-service cost components of the net periodic pension and other postretirement benefit plans being presented in "Other components of post-employment (benefit) cost, net" line item of the Unaudited Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings. See Note 1, "Significant Accounting Policies", for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2018, totaling approximately $2.9 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under noncancelable operating leases totaling $268 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $71 million at June 30, 2018 and consist primarily of leases for railcars that will expire beginning in third quarter 2018. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has off balance sheet non-recourse factoring facilities with various commitment dates. These arrangements include customer specific receivables in the United States and Europe. The Company sells the receivables at face value which equals the carrying value and fair value, and, thus, no gain or loss is recognized. There is no continuing involvement with these receivables once sold and no credit loss exposure. The total amount of cumulative receivables sold in second quarter 2018 and 2017 were $44 million and $2 million, respectively. The total amount of cumulative receivables sold in first six months 2018 and 2017 were $85 million and $5 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. The Company's total reserve for environmental loss contingencies was $301 million and $304 million at June 30, 2018 and December 31, 2017, respectively. The environmental reserve includes costs related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites of $7 million at both June 30, 2018 and December 31, 2017.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017
Environmental contingent liabilities, current	$25	$25
Environmental contingent liabilities, long-term	276	279
Total	$301	$304

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $276 million to the maximum of $517 million at June 30, 2018 and from the best estimate or minimum of $280 million to the maximum of $483 million at December 31, 2017. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both June 30, 2018 and December 31, 2017.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2018 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2017	$280
Changes in estimates recognized in earnings and other	5
Cash reductions	(9)
Balance at June 30, 2018	$276

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $25 million and $24 million at June 30, 2018 and December 31, 2017, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $45 million and $49 million at June 30, 2018 and December 31, 2017, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2018 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	16	—	—	16	—	16
Net Earnings	—	—	634	—	—	634	2	636
Cash Dividends Declared (2) ($1.12 per share)	—	—	(160)	—	—	(160)	—	(160)
Other Comprehensive Income	—	—	—	16	—	16	—	16
Share-Based Compensation Expense (3)	—	38	—	—	—	38	—	38
Stock Option Exercises	—	16	—	—	—	16	—	16
Other (4)	—	(16)	—	—	—	(16)	1	(15)
Share Repurchases	—	—	—	—	(250)	(250)	—	(250)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2018	$2	$2,021	$7,292	$(193)	$(3,425)	$5,697	$77	$5,774

(1)
On January 1, 2018, the Company adopted new accounting standards for revenue recognition, income taxes, and derivatives and hedging, which resulted in adjustments to beginning retained earnings. See Note 1, "Significant Accounting Policies", for specific amounts related to each standard.

(2)	Cash dividends declared includes cash dividends paid and dividends declared but unpaid.

(3)	Share-based compensation expense is the fair value of share-based awards.

(4)	Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(381)	$163	$(62)	$(1)	$(281)
Period change	85	(27)	14	—	72
Balance at December 31, 2017	(296)	136	(48)	(1)	(209)
Period change	(7)	(15)	38	—	16
Balance at June 30, 2018	$(303)	$121	$(10)	$(1)	$(193)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2018		2017
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(34)	$(34)	$36	$36
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(8)	(11)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	85	64	(28)	(18)
Reclassification adjustment for (gains) losses included in net income, net	(4)	(3)	13	8
Total other comprehensive income (loss)	$37	$19	$10	$20

	First Six Months
	2018		2017
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(7)	$(7)	$43	$43
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(20)	(15)	(22)	(13)
Derivatives and hedging:
Unrealized gain (loss) during period	55	41	(62)	(39)
Reclassification adjustment for (gains) losses included in net income, net	(4)	(3)	7	4
Total other comprehensive income (loss)	$24	$16	$(34)	$(5)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Second Quarter		First Six Months
(In millions, except per share amounts)	2018	2017	2018	2017
Numerator
Earnings attributable to Eastman, net of tax	$344	$292	$634	$570

Denominator
Weighted average shares used for basic EPS	141.9	145.3	142.3	145.7
Dilutive effect of stock options and other awards	2.1	1.1	2.1	1.1
Weighted average shares used for diluted EPS	144.0	146.4	144.4	146.8

(Calculated using whole dollars and shares)
EPS
Basic	$2.42	$2.01	$4.45	$3.91
Diluted	$2.39	$2.00	$4.39	$3.89

In both second quarter and first six months 2018, options to purchase 407,573 shares of common stock were excluded from the shares treated as outstanding for computation of diluted EPS because the market value of option exercises for these awards were less than the cash proceeds that would be received from these exercises. Second quarter and first six months 2018 reflect the impact of share repurchases of 1,415,539 and 2,409,774, respectively.

In second quarter and first six months 2017, options to purchase 850,970 and 1,008,667 shares of common stock, respectively, were excluded from the shares treated as outstanding for computation of diluted EPS because the market value of option exercises for these awards were less than the cash proceeds that would be received from these exercises. Second quarter and first six months 2017 reflect the impact of share repurchases of 1,232,977 and 2,176,676, respectively.

The Company declared cash dividends of $0.56 and $0.51 per share in second quarter 2018 and 2017, respectively, and $1.12 and $1.02 per share in first six months 2018 and 2017, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In second quarter and first six months 2018, the Company recognized restructuring charges of $4 million and $6 million, respectively, for corporate severance costs. There were no asset impairments and restructuring charges in second quarter and first six months 2017.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2018 and full year 2017:

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2018
Severance costs	$19	$6	$—	$(9)	$16
Site closure and restructuring costs	10	—	—	(1)	9
Total	$29	$6	$—	$(10)	$25

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2017
Non-cash charges	$—	$1	$(1)	$—	$—
Severance costs	42	6	—	(29)	19
Site closure and restructuring costs	13	1	1	(5)	10
Total	$55	$8	$—	$(34)	$29

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2018 and 2017, $14 million and $13 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2018 and 2017 net earnings of $10 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2018 and 2017, $38 million and $27 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2018 and 2017 net earnings of $28 million and $17 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.
For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

15.	OTHER (INCOME) CHARGES, NET

	Second Quarter		First Six Months
(Dollars in millions)	2018	2017	2018	2017
Foreign exchange transaction (gains) losses, net	$7	$3	$7	$2
Costs resulting from tax law changes and outside-U.S. entity reorganizations	5	—	13	—
(Income) loss from equity investments and other investment (gains) losses, net	(7)	(3)	(12)	(6)
Coal gasification incident property insurance proceeds	(15)	—	(65)	—
Other, net	—	1	1	1
Other (income) charges, net	$(10)	$1	$(56)	$(3)

Second quarter and first six months 2018 include proceeds from insurance for property damage from the disruption of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 incident of $15 million and $65 million, respectively. Second quarter and first six months 2018 also include currency translation costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center of $5 million and $13 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Six Months
	2018	2017
Other current assets	$(53)	$(3)
Other noncurrent assets	19	7
Payables and other current liabilities	31	(30)
Long-term liabilities and equity	18	—
Total	$15	$(26)

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

•
As a result of recent changes in the management of products and operations to better align resources for growth initiatives, certain products previously reported in the CI operating segment are reported in the AFP operating segment; and

•
Sales revenue and innovation costs from the textiles and nonwovens innovation platform products previously reported in "Other" are reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives.

For additional financial and product information for each segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment Information", in the Company's 2017 Annual Report on Form 10-K.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2018	2017	2018	2017
Additives & Functional Products	$942	$830	$1,881	$1,603
Advanced Materials	729	657	1,422	1,291
Chemical Intermediates	709	703	1,439	1,373
Fibers	241	215	486	428
Total Sales by Operating Segment	2,621	2,405	5,228	4,695
Other	—	14	—	27
Total Sales	$2,621	$2,419	$5,228	$4,722

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Earnings Before Interest and Taxes by Segment	2018	2017	2018	2017
Additives & Functional Products	$192	$161	$368	$314
Advanced Materials	150	137	285	258
Chemical Intermediates	85	83	155	165
Fibers	83	56	126	108
Total Earnings Before Interest and Taxes by Operating Segment	510	437	934	845
Other
Growth initiatives and businesses not allocated to operating segments	(27)	(32)	(53)	(60)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	18	41	36
Asset impairments and restructuring charges, net	(4)	—	(6)	—
Other income (charges), net not allocated to operating segments	(8)	(3)	(16)	—
Total Earnings Before Interest and Taxes	$491	$420	$900	$821

(Dollars in millions)	June 30,	December 31,
Assets by Segment (1)	2018	2017
Additives & Functional Products	$6,703	$6,648
Advanced Materials	4,512	4,379
Chemical Intermediates	2,993	3,000
Fibers	1,004	929
Total Assets by Operating Segment	15,212	14,956
Corporate Assets	1,048	1,043
Total Assets	$16,260	$15,999

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Customer Location	2018	2017	2018	2017
United States and Canada	$1,108	$1,088	$2,208	$2,154
Asia Pacific	639	581	1,281	1,093
Europe, Middle East, and Africa	725	624	1,452	1,224
Latin America	149	126	287	251
Total Sales	$2,621	$2,419	$5,228	$4,722

18.	REVENUE RECOGNITION

On January 1, 2018, Eastman adopted ASU 2014-09 Revenue Recognition (ASC 606). Under this standard, the Company recognizes revenue when performance obligations of the sale are satisfied. Eastman sells to customers through master sales agreements or standalone purchase orders. The majority of the Company's terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon the transfer of title and risk of loss, generally upon delivery of goods. For further information see Note 1, "Significant Accounting Policies".

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

The timing of billings do not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, deferred revenue is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for completed performance obligations under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Deferred revenue was not material as of January 1, 2018 or June 30, 2018. Contract assets were $42 million as of January 1, 2018 and $56 million as of June 30, 2018 and are included as a component of "Miscellaneous receivables" in the Unaudited Consolidated Statement of Financial Position.

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

The tables below summarize the impact of adopting the new standard on second quarter and first six months 2018 financial statements:

	Second Quarter 2018			First Six Months 2018
(Dollars in millions, except per share amounts)	Current Standard	Change	Previous Standard	Current Standard	Change	Previous Standard
Sales	$2,621	$(5)	$2,616	$5,228	$(35)	$5,193
Cost of sales	1,917	(1)	1,916	3,943	(14)	3,929
Gross profit	704	(4)	700	1,285	(21)	1,264
Earnings before interest and taxes	491	(4)	487	900	(21)	879
Net earnings attributable to Eastman	344	(2)	342	634	(16)	618

Basic earnings per share attributable to Eastman	$2.42	$(0.01)	$2.41	$4.45	$(0.11)	$4.34
Diluted earnings per share attributable to Eastman	$2.39	$(0.01)	$2.38	$4.39	$(0.11)	$4.28

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter 2018			First Six Months 2018
(Dollars in millions)	Current Standard	Change	Previous Standard	Current Standard	Change	Previous Standard
Additives & Functional Products
Sales	$942	$(9)	$933	$1,881	$(6)	$1,875
Earnings before interest and taxes	192	(6)	186	368	(9)	359
Advanced Materials
Sales	729	1	730	1,422	(19)	1,403
Earnings before interest and taxes	150	—	150	285	(10)	275
Chemical Intermediates
Sales	709	3	712	1,439	20	1,459
Earnings before interest and taxes	85	2	87	155	8	163
Fibers
Sales	241	—	241	486	(30)	456
Earnings before interest and taxes	83	—	83	126	(10)	116
Other
Sales	—	—	—	—	—	—
Earnings before interest and taxes	(19)	—	(19)	(34)	—	(34)

	As of June 30, 2018
(Dollars in millions)	Current Standard	Change	Previous Standard
Trade receivables, net of allowance for doubtful accounts	$1,393	$(181)	$1,212
Miscellaneous receivables	314	(41)	273
Inventories	1,532	140	1,672
Total current assets	3,498	(82)	3,416

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Company Use of Non-GAAP Financial Measures

Non-Core Items and any Unusual or Non-Recurring Items

In addition to evaluating Eastman's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, management also evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations or are otherwise of an unusual or non-recurring nature.

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

•
In second quarter and first six months 2018, the Company recognized an unusual net gain from insurance proceeds in excess of costs of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In second quarter and first six months 2018, the Company recognized unusual costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Additionally, in second quarter 2018, the Company recognized an unusual decrease to earnings from an adjustment of the provisional net tax benefit recognized in fourth quarter 2017 resulting from the 2017 "Tax Cuts and Jobs Act" ("Tax Reform Act") and tax impact of the related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considers these actions and associated costs and resulting benefits unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impact on earnings.

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

Non-GAAP Measures in this Quarterly Report

The following non-core item is excluded by management in its evaluation of certain results in this Quarterly Report:

•	Asset impairments and restructuring charges, net.

The following unusual items are excluded by management in its evaluation of certain results in this Quarterly Report:

•	Gain from coal gasification incident insurance proceeds in excess of costs,

•	Costs of currency translation and professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations, and

•
Decrease to earnings from an adjustment of the provisional net tax benefit recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of related outside-U.S. entity reorganizations.

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2018	2017	2018	2017
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$4	$—	$6	$—
Unusual items impacting earnings before interest and taxes:
Coal gasification incident insurance proceeds in excess of costs	(56)	—	(19)	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	—	19	—
Total non-core and unusual items impacting earnings before interest and taxes	(44)	—	6	—
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	(9)	—	2	—
Adjustment to estimated net tax benefit from tax law changes	(10)	—	(10)	—
Adjustment to tax provision	—	3	5	12
Total items impacting provision for income taxes	(19)	3	(3)	12
Total items impacting net earnings attributable to Eastman	$(25)	$(3)	$9	$(12)

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses ("SG&A"),

•	Asset impairments and restructuring charges, net,

•	Other (income) charges, net,

•	EBIT,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted EPS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, management occasionally has evaluated and disclosed to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by operating activities (or adjusted cash provided by operating activities, described above), less the amount of capital expenditures (typically the GAAP measure additions to properties and equipment, and in second quarter and first six months 2018, net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

The Company generated sales revenue of $2.6 billion and $2.4 billion in second quarter 2018 and 2017, respectively, and sales revenue of $5.2 billion and $4.7 billion in first six months 2018 and 2017, respectively. Sales revenue increased $202 million and $506 million in second quarter and first six months 2018 compared to second quarter and first six months 2017, respectively, as a result of increases in all operating segments.

EBIT was $491 million and $420 million in second quarter 2018 and 2017, respectively, and $900 million and $821 million in first six months 2018 and 2017, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $447 million and $420 million in second quarter 2018 and 2017, respectively, and $906 million and $821 million in first six months 2018 and 2017, respectively. Adjusted EBIT increased in second quarter and first six months 2018 as increases in the AFP, AM, and Fibers operating segments more than offset a decline in the CI operating segment.

Net earnings and EPS attributable to Eastman and adjusted net earnings and EPS attributable to Eastman were as follows:

	Second Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$344	$2.39	$292	$2.00
Total non-core and unusual items, net of tax (1)(2)	(25)	(0.17)	—	—
Adjustment to tax provision (1)	—	—	(3)	(0.02)
Adjusted net earnings	$319	$2.22	$289	$1.98

	First Six Months
	2018		2017
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$634	$4.39	$570	$3.89
Total non-core and unusual items, net of tax (1)(2)	14	0.10	—	—
Adjustment to tax provision (1)	(5)	(0.04)	(12)	(0.09)
Adjusted net earnings	$643	$4.45	$558	$3.80

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for second quarter and first six months 2018 and 2017.

(2)	Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Cash provided by operating activities was $408 million in first six months 2018.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. The coal gasification incident, net of insurance recoveries, is expected to reduce earnings by a total of between $25 million and $50 million spread across 2017 and 2018. As of June 30, 2018, the cumulative net costs of the coal gasification incident were $93 million, with additional insurance recoveries expected in the remainder of 2018. The insurance proceeds in excess of costs of the disruption, repairs, and reconstruction of coal gasification operations in second quarter and first six months 2018 were $56 million and $19 million, respectively, impacting "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Sales	$2,621	$2,419	$202	8%	$5,228	$4,722	$506	11%
Volume / product mix effect			103	4%			223	5%
Price effect			48	2%			154	3%
Exchange rate effect			51	2%			129	3%

Sales revenue increased in second quarter and first six months 2018 compared to second quarter and first six months 2017 as a result of increases in all operating segments.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Gross profit	$704	$630	12%	$1,285	$1,235	4%
Net (insurance proceeds) costs of coal gasification incident	(41)	—		46	—
Gross profit excluding unusual item	$663	$630	5%	$1,331	$1,235	8%

Gross profit included $41 million of insurance proceeds for business interruption in excess of costs and $46 million of costs in excess of insurance proceeds for business interruption in second quarter and first six months 2018, respectively, from the coal gasification incident. Excluding this unusual item, gross profit increased in second quarter and first six months 2018 compared to second quarter and first six months 2017 as increases in the AFP, AM, and Fibers operating segments more than offset a decline in the CI operating segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$189	$181	4%	$379	$360	5%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	(3)	—		(6)	—
Selling, general and administrative expenses excluding unusual item	$186	$181	3%	$373	$360	4%

SG&A expenses included $3 million of costs in second quarter 2018 of professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses increased in second quarter 2018 compared to second quarter 2017 primarily due to higher costs of growth initiatives.

SG&A expenses included $6 million of costs in first six months 2018 of professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses increased in first six months 2018 compared to first six months 2017 primarily due to higher costs of growth initiatives and performance-based variable compensation costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Research and development expenses	$60	$58	3%	$116	$115	1%

R&D expenses increased in second quarter 2018 compared to second quarter 2017 primarily due to higher costs of growth initiatives.

Asset Impairments and Restructuring Charges, Net

In second quarter and first six months 2018, the Company recognized restructuring charges of $4 million and $6 million, respectively, for corporate severance costs. There were no asset impairments and restructuring charges in second quarter and first six months 2017.

For more information regarding asset impairments and restructuring charges and gains see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Other components of post-employment (benefit) cost, net	$(30)	$(30)	—%	$(60)	$(58)	3%

For more information regarding other components of post-employment (benefit) cost, net see Note 1, "Significant Accounting Policies", and Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2018	2017	2018	2017
Foreign exchange transaction (gains) losses, net	$7	$3	$7	$2
Costs resulting from tax law changes and outside-U.S. entity reorganizations (1)	5	—	13	—
(Income) loss from equity investments and other investment (gains) losses, net	(7)	(3)	(12)	(6)
Coal gasification incident property insurance proceeds	(15)	—	(65)	—
Other, net	—	1	1	1
Other (income) charges, net	$(10)	$1	$(56)	$(3)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	(5)	—	(13)	—
Coal gasification incident property insurance proceeds	15	—	65	—
Other (income) charges, net excluding unusual items	$—	$1	$(4)	$(3)

(1)	Currency translation costs.

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Earnings before interest and taxes	$491	$420	17%	$900	$821	10%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	—		19	—
Asset impairments and restructuring charges, net	4	—		6	—
Coal gasification incident insurance proceeds in excess of costs	(56)	—		(19)	—
Earnings before interest and taxes excluding non-core and unusual items	$447	$420	6%	$906	$821	10%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Gross interest costs	$64	$64		$125	$126
Less: Capitalized interest	1	3		2	4
Interest expense	63	61		123	122
Less: Interest income	2	—		3	1
Net interest expense	$61	$61	—%	$120	$121	(1)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter				First Six Months
	2018		2017		2018		2017
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$84	20%	$65	18%	$144	19%	$127	18%
Tax provision for non-core and unusual items (1)	(9)		—		2		—
Adjustment to estimated net tax benefit from tax law changes	(10)		—		(10)		—
Adjustment to tax provision (2)	—		3		5		12
Adjusted provision for income taxes and effective tax rate	$65	17%	$68	19%	$141	18%	$139	20%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
Second quarter and first six months 2018 provision for income taxes were adjusted to reflect the current forecasted full year effective tax rate. Second quarter and first six months 2017 provision for income taxes were adjusted to reflect the then forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2018 and 2017 are calculated applying the forecasted full year effective tax rate as shown below.

	First Six Months
	2018	2017
Effective tax rate	19%	18%
Discrete tax items (1)	—%	3%
Tax impact of non-core and unusual items (2)	(1)%	—%
Forecasted full year impact of expected tax events	—%	(1)%
Forecasted full year effective tax rate	18%	20%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First six months 2017 discrete items consisted of planned amendments to and finalization of prior years' income tax returns.

(2)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$344	$2.39	$292	$2.00
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	2	0.02	—	—
Unusual items, net of tax: (1)
Coal gasification incident insurance proceeds in excess of costs	(43)	(0.30)	—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	6	0.04	—	—
Adjustment to estimated net tax benefit from tax law changes	10	0.07	—	—
Adjustment to tax provision	—	—	(3)	(0.02)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$319	$2.22	$289	$1.98

	First Six Months
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$634	$4.39	$570	$3.89
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	4	0.03	—	—
Unusual items, net of tax: (1)
Coal gasification incident insurance proceeds in excess of costs	(14)	(0.10)	—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	14	0.10	—	—
Adjustment to estimated net tax benefit from tax law changes	10	0.07	—	—
Adjustment to tax provision	(5)	(0.04)	(12)	(0.09)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$643	$4.45	$558	$3.80

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$942	$830	$112	13%	$1,881	$1,603	$278	17%
Volume / product mix effect			68	8%			150	9%
Price effect			18	2%			61	4%
Exchange rate effect			26	3%			67	4%

Earnings before interest and taxes	$192	$161	$31	19%	$368	$314	$54	17%
Coal gasification incident insurance proceeds in excess of costs	(4)	—	(4)		(2)	—	(2)
Earnings before interest and taxes excluding unusual item	188	161	27	17%	366	314	52	17%

Sales revenue in second quarter and first six months 2018 increased compared to second quarter and first six months 2017 due to higher sales volume, a favorable shift in foreign currency exchange rates, and higher selling prices. The higher sales volume and higher selling prices for most product lines, particularly animal nutrition and coatings and inks additives, were primarily attributed to improved market conditions and enhanced commercial execution.

EBIT included insurance proceeds in excess of costs resulting from the coal gasification incident in second quarter and first six months 2018. Excluding this unusual item, EBIT increased in second quarter and first six months 2018 compared to second quarter and first six months 2017 primarily due to higher sales volume of $24 million and $48 million, respectively, and a favorable shift in foreign exchange rates in both periods, partially offset by higher costs of growth initiatives in both periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$729	$657	$72	11%	$1,422	$1,291	$131	10%
Volume / product mix effect			58	9%			85	7%
Price effect			(2)	—%			6	—%
Exchange rate effect			16	2%			40	3%

Earnings before interest and taxes	$150	$137	$13	9%	$285	$258	$27	10%
Coal gasification incident insurance proceeds in excess of costs	(6)	—	(6)		(3)	—	(3)
Earnings before interest and taxes excluding unusual item	144	137	7	5%	282	258	24	9%

Sales revenue in second quarter and first six months 2018 increased compared to second quarter and first six months 2017 primarily due to higher sales volume across the segment, including for premium products such as Tritan™ copolyester, Saflex® head-up displays, and automotive performance films and a favorable shift in foreign currency exchange rates.

EBIT included insurance proceeds in excess of costs resulting from the coal gasification incident in second quarter and first six months 2018. Excluding this unusual item, EBIT increased second quarter and first six months 2018 compared to second quarter and first six months 2017 primarily due to the combined impact of higher sales volume and improved product mix of premium products of $30 million and $59 million, respectively, and a favorable shift in foreign currency exchange rates in both periods. The increase was partially offset by higher raw material and energy costs of $11 million and $22 million, respectively, and higher costs of growth initiatives in both periods.

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$709	$703	$6	1%	$1,439	$1,373	$66	5%
Volume / product mix effect			(43)	(6)%			(57)	(4)%
Price effect			41	6%			103	8%
Exchange rate effect			8	1%			20	1%

Earnings before interest and taxes	$85	$83	$2	2%	$155	$165	$(10)	(6)%
Coal gasification incident insurance proceeds in excess of costs	(21)	—	(21)		(2)	—	(2)
Earnings before interest and taxes excluding unusual item	64	83	(19)	(23)%	153	165	(12)	(7)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2018 increased compared to second quarter and first six months 2017 due to higher selling prices across most product lines, particularly for acetyl derivatives attributed to favorable market conditions and for olefin derivatives due to higher raw material and energy prices. Lower sales volume was primarily due to lower merchant ethylene sales resulting from a planned manufacturing shutdown and supplier operational disruptions at the Texas City and Longview, Texas manufacturing sites, partially offset by higher functional amines sales attributed to improvement in the agriculture and energy markets.

EBIT included insurance proceeds in excess of costs resulting from the coal gasification incident in second quarter and first six months 2018. Excluding this unusual item, EBIT decreased second quarter and first six months 2018 compared to second quarter and first six months 2017 primarily due to increased costs of $23 million in second quarter 2018 resulting from supplier operational disruptions at the Texas City and Longview, Texas manufacturing sites and $18 million and $21 million, respectively, of higher planned manufacturing site maintenance shutdown costs. The decrease was partially offset by the reduced negative impact of hedges of commodity prices on raw material costs, primarily for propane, of $13 million and $18 million, respectively, and higher selling prices exceeding higher raw material and energy costs by $4 million and $12 million, respectively.

As previously announced, the Company is making changes to its Longview, Texas manufacturing site's olefins cracking units to allow for the use of refinery-grade propylene as a feedstock beginning in 2019 to increase polymer grade propylene production and decrease ethylene production and propane purchases.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$241	$215	$26	12%	$486	$428	$58	14%
Volume / product mix effect			34	16%			72	17%
Price effect			(9)	(4)%			(16)	(4)%
Exchange rate effect			1	—%			2	1%

Earnings before interest and taxes	$83	$56	$27	48%	$126	$108	$18	17%
Coal gasification incident insurance proceeds in excess of costs	(25)	—	(25)		(12)	—	(12)
Earnings before interest and taxes excluding unusual item	58	56	2	4%	114	108	6	6%

Sales revenue in second quarter 2018 increased compared to second quarter 2017 primarily due to higher sales volume for acetate tow, primarily attributed to customer buying patterns, and sales of textiles and nonwovens innovation platform products previously reported in "Other" of $16 million. See Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The higher sales volume was partially offset by lower acetate tow selling prices attributed to lower industry capacity utilization.
Sales revenue in first six months 2018 increased compared to first six months 2017 primarily due to higher sales volume, particularly for acetate tow, and sales of textiles and nonwovens innovation platform products previously reported in "Other" of $30 million. The higher sales volume for acetate tow was primarily a result of both the timing of recognition of revenue under the new revenue recognition accounting standard of $30 million and customer buying patterns. See Note 18, "Revenue Recognition", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The higher sales revenue was partially offset by lower acetate tow selling prices attributed to lower industry capacity utilization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EBIT included insurance proceeds in excess of costs resulting from the coal gasification incident in second quarter and first six months 2018. Excluding this unusual item, adjusted EBIT increased second quarter and first six months 2018 compared to second quarter and first six months 2017 primarily due to the net impact of $1 million and $11 million, respectively, of higher sales volume, particularly for acetate tow, and earnings from nonwovens innovation platform products, mostly offset by lower selling prices, particularly for acetate tow.
Other

	Second Quarter		First Six Months
	2018	2017	2018	2017
(Dollars in millions)
Sales	$—	$14	$—	$27

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(27)	$(32)	$(53)	$(60)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	18	41	36
Asset impairments and restructuring charges, net	(4)	—	(6)	—
Other income (charges), net not allocated to operating segments	(8)	(3)	(16)	—
Loss before interest and taxes before non-core and unusual items	$(19)	$(17)	$(34)	$(24)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	8	—	19	—
Asset impairments and restructuring charges, net	4	—	6	—
Loss before interest and taxes excluding non-core and unusual items	(7)	(17)	(9)	(24)

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

Sales revenue in second quarter and first six months 2017 is primarily sales from the textiles and nonwovens innovation platform products. Beginning first quarter 2018, sales revenue and innovation costs from the textiles and nonwovens innovation platform products previously reported in "Other" are now reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives. See Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
United States and Canada	$1,108	$1,088	$20	2%	$2,208	$2,154	$54	3%
Asia Pacific	639	581	58	10%	1,281	1,093	188	17%
Europe, Middle East, and Africa	725	624	101	16%	1,452	1,224	228	19%
Latin America	149	126	23	18%	287	251	36	14%
Total Eastman Chemical Company	$2,621	$2,419	$202	8%	$5,228	$4,722	$506	11%

Sales revenue in United States and Canada increased in second quarter 2018 compared to second quarter 2017 primarily due to higher AFP, AM, and Fibers segments sales volume and higher CI segment selling prices, partially offset by lower CI segment sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in United States and Canada increased in first six months 2018 compared to first six months 2017 primarily due to higher CI and AFP segments selling prices and higher AFP, AM, and Fibers segments sales volume partially offset by lower CI segment sales volume.

Sales revenue in Asia Pacific increased in second quarter 2018 compared to second quarter 2017 primarily due to higher AM and AFP segments sales volume and higher CI and AFP segments selling prices partially offset by lower Fibers segment sales volume.

Sales revenue in Asia Pacific increased in first six months 2018 compared to first six months 2017 primarily due to higher AFP, AM, and CI segments sales volume and higher AFP and CI segments selling prices.

Sales revenue in Europe, Middle East, and Africa increased in second quarter 2018 compared to second quarter 2017 primarily due to higher sales volume across the operating segments and a favorable shift in foreign exchange rates across the operating segments.

Sales revenue in Europe, Middle East, and Africa increased in first six months 2018 compared to first six months 2017 primarily due to a favorable shift in foreign exchange rates across the operating segments, higher sales volume across the operating segments, and higher AFP and CI segments selling prices.

Sales revenue in Latin America increased in second quarter 2018 compared to second quarter 2017 primarily due to higher sales volume across the operating segments.

Sales revenue in Latin America increased in first six months 2018 compared to first six months 2017 primarily due to higher sales volume across the operating segments and higher CI segment selling prices.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2018	2017
Net cash provided by (used in)
Operating activities	$408	$483
Investing activities	(179)	(283)
Financing activities	(223)	(158)
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	2	41
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$193	$222

Cash provided by operating activities decreased $75 million in first six months 2018 compared with first six months 2017. The decrease in cash provided was partially due to increased working capital primarily from higher trade receivables and inventories offset by lower trade payables. Net cash of $70 million was used in operating activities related to the coal gasification incident, primarily decreasing net earnings and payables.

Cash used in investing activities decreased $104 million in first six months 2018 compared with first six months 2017 primarily due to $65 million net proceeds from insurance for property damage from the coal gasification incident and lower additions to properties and equipment.

Cash used in financing activities increased $65 million in first six months 2018 compared with first six months 2017. The increase was primarily due to increases in share repurchases and dividend payments partially offset by a $35 million increase in net proceeds from borrowings.

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

The Credit and A/R Facilities and other borrowing arrangements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2018 and December 31, 2017. The amount of available borrowings under the A/R and Credit Facilities was approximately $1.0 billion as of June 30, 2018. The amount of available borrowings was limited by a financial ratio covenant under the Credit Facility. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

The Company has access to borrowings of up to €150 million ($175 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Debt and Other Commitments

At June 30, 2018, the Company's borrowings totaled $6.7 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). As of June 30, 2018, the 2021 Term Loan agreement balance outstanding was $100 million with an interest rate of 3.34 percent. In second quarter 2018, $100 million of the Company's borrowings under the 2021 Term Loan were repaid using available cash. As of December 31, 2017, the 2021 Term Loan agreement balance outstanding was $200 million with an interest rate of 2.60 percent. Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates.

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

Capital Expenditures

Capital expenditures were $244 million and $279 million in first six months 2018 and 2017, respectively. Capital expenditures in 2018 were primarily for an AM operating segment expansion of Tritan™ copolyester capacity in Kingsport, Tennessee, and manufacturing capacity debottlenecking and site modernization projects. The Company expects that 2018 capital expenditures will be approximately $550 million.

Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. The Company completed the $1 billion repurchase authorization in May 2018, acquiring a total of 12,215,950 shares. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of June 30, 2018, a total of 920,651 shares have been repurchased under the February 2018 authorization for a total amount of $98 million.

The Board of Directors declared a cash dividend of $0.56 per share during the third quarter of 2018, payable on October 5, 2018 to stockholders of record on September 14, 2018.

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

For 2018, management expects:

•	earnings to benefit from a robust portfolio of specialty businesses in attractive niche end-markets, strong growth in high margin, innovative products, and a lower tax rate;

•
earnings to be negatively impacted by higher costs of strategic growth initiatives, higher scheduled maintenance costs, volatile market prices for commodity products and raw materials and energy, particularly for ethylene, and planned and possible tariff and trade actions;

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

Based on the foregoing expectations and assumptions, management expects adjusted 2018 EPS, excluding any non-core, unusual, or non-recurring items in the last two quarters of 2018 and assuming an actual tax rate for full-year 2018 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes", to be ten to fourteen percent higher than adjusted 2017 EPS excluding non-core and unusual items of $7.61. The Company's 2018 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected full-year 2018 earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

The Company's substantial global operations subject it to risks of doing business in other countries, which could adversely affect its business, financial condition, and results of operations.

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

At June 30, 2018, a 10% fluctuation in the euro currency rate would have an approximately $50 million impact on the designated net investment value in the foreign subsidiary. As a result of the designation of the cross-currency interest rate swaps as a hedge of the net investment, foreign currency translation gains and losses are recognized as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Therefore, a foreign currency change in the designated investment value of the foreign subsidiary will generally be offset by the foreign currency change in the designated cross-currency interest rate swaps.
Other than the derivative cross-currency interest rate swaps designated as net investment hedges discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2018 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2014, the Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. The Company completed the $1 billion repurchase authorization in May 2018, acquiring a total of 12,215,950 shares. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of June 30, 2018, a total of 920,651 shares have been repurchased under the February 2018 authorization for a total amount of $98 million. During first six months 2018, the Company repurchased 2,409,774 shares of common stock for a cost of $250 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2018	456,000	$105.58	456,000	$2,004
May 1 - 31, 2018	483,582	$105.51	483,582	$1,953
June 1 - 30, 2018	475,957	$106.80	475,957	$1,902
Total	1,415,539	$105.97	1,415,539

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

4.17	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2018

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2018

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2018

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2018

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 3, 2018	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer