Form 10-Q
period 2018-09-30
EASTMAN CHEMICAL CO
filed 2018-10-29
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2018
Common Stock, par value $0.01 per share	140,042,105
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	55

1A.	Risk Factors	55

2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

6.	Exhibits	56

SIGNATURES

Signatures	58

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2018	2017	2018	2017
Sales	$2,547	$2,465	$7,775	$7,187
Cost of sales	1,819	1,794	5,762	5,281
Gross profit	728	671	2,013	1,906
Selling, general and administrative expenses	175	180	554	540
Research and development expenses	60	59	176	174
Asset impairments and restructuring charges, net	—	—	6	—
Other components of post-employment (benefit) cost, net	(30)	(28)	(90)	(86)
Other (income) charges, net	6	(4)	(50)	(7)
Earnings before interest and taxes	517	464	1,417	1,285
Net interest expense	58	61	178	182
Earnings before income taxes	459	403	1,239	1,103
Provision for income taxes	46	79	190	206
Net earnings	413	324	1,049	897
Less: Net earnings attributable to noncontrolling interest	1	1	3	4
Net earnings attributable to Eastman	$412	$323	$1,046	$893

Basic earnings per share attributable to Eastman	$2.93	$2.24	$7.38	$6.15
Diluted earnings per share attributable to Eastman	$2.89	$2.22	$7.28	$6.10

Comprehensive Income
Net earnings including noncontrolling interest	$413	$324	$1,049	$897
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(21)	17	(28)	60
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)	(22)	(20)
Derivatives and hedging:
Unrealized gain (loss) during period	37	31	78	(8)
Reclassification adjustment for (gains) losses included in net income, net	(10)	7	(13)	11
Total other comprehensive income (loss), net of tax	(1)	48	15	43
Comprehensive income including noncontrolling interest	412	372	1,064	940
Less: Comprehensive income attributable to noncontrolling interest	1	1	3	4
Comprehensive income attributable to Eastman	$411	$371	$1,061	$936
Retained Earnings
Retained earnings at beginning of period	$7,292	$6,142	$6,802	$5,721
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	16	—
Net earnings attributable to Eastman	412	323	1,046	893
Cash dividends declared	(78)	(74)	(238)	(223)
Retained earnings at end of period	$7,626	$6,391	$7,626	$6,391

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$193	$191
Trade receivables, net of allowance for doubtful accounts	1,404	1,026
Miscellaneous receivables	368	360
Inventories	1,625	1,509
Other current assets	57	57
Total current assets	3,647	3,143
Properties
Properties and equipment at cost	12,604	12,370
Less: Accumulated depreciation	7,034	6,763
Net properties	5,570	5,607
Goodwill	4,509	4,527
Intangible assets, net of accumulated amortization	2,231	2,373
Other noncurrent assets	405	349
Total assets	$16,362	$15,999

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,425	$1,589
Borrowings due within one year	728	393
Total current liabilities	2,153	1,982
Long-term borrowings	5,898	6,147
Deferred income tax liabilities	944	893
Post-employment obligations	901	963
Other long-term liabilities	471	534
Total liabilities	10,367	10,519
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,119,060 and 218,369,992 for 2018 and 2017, respectively)	2	2
Additional paid-in capital	2,036	1,983
Retained earnings	7,626	6,802
Accumulated other comprehensive income (loss)	(194)	(209)
	9,470	8,578
Less: Treasury stock at cost (79,127,753 shares for 2018 and 75,454,111 shares for 2017)	3,550	3,175
Total Eastman stockholders' equity	5,920	5,403
Noncontrolling interest	75	77
Total equity	5,995	5,480
Total liabilities and stockholders' equity	$16,362	$15,999

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2018	2017
Operating activities
Net earnings	$1,049	$897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	451	440
Gain from sale of business	—	(3)
Gain from property insurance	(65)	—
Provision for deferred income taxes	15	70
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(229)	(188)
(Increase) decrease in inventories	(261)	(143)
Increase (decrease) in trade payables	7	(20)
Pension and other postretirement contributions (in excess of) less than expenses	(112)	(81)
Variable compensation (in excess of) less than expenses	23	18
Other items, net	(75)	21
Net cash provided by operating activities	803	1,011
Investing activities
Additions to properties and equipment	(381)	(438)
Proceeds from property insurance	65	—
Proceeds from sale of business and assets	—	14
Acquisitions, net of cash acquired	—	(4)
Other items, net	1	(2)
Net cash used in investing activities	(315)	(430)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	339	71
Proceeds from borrowings	490	600
Repayment of borrowings	(693)	(750)
Dividends paid to stockholders	(240)	(223)
Treasury stock purchases	(375)	(275)
Dividends paid to noncontrolling interest	(3)	(5)
Other items, net	—	14
Net cash used in financing activities	(482)	(568)
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Net change in cash and cash equivalents	2	14
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$193	$195

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2017 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of the items noted below. The December 31, 2017 financial position data included herein was derived from the audited consolidated financial statements included in the 2017 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. As of January 1, 2018:

•
Eastman's primary measure of operating performance for all periods presented is earnings before interest and taxes ("EBIT") on a consolidated and segment basis. Previously, the Company's primary measure of performance was operating earnings.

•
As discussed below, the new accounting standard for the presentation of net periodic benefit costs requires the Company to present non-service cost components of net periodic benefit costs (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) separately from service cost. These non-service cost components were reclassified from "Cost of sales", "Selling, general and administrative expenses", and "Research and development expenses" line items and are now included in a new line item, "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all periods presented. This reclassification does not change prior period EBIT, earnings before income taxes, or net earnings and, accordingly, management does not consider this change to have a material impact on the Company's financial statements and related disclosures.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-01 Financial Instruments: On January 1, 2018, Eastman adopted this standard relating to the recognition and measurement of financial assets and financial liabilities. This standard requires equity investments (except equity method and consolidated investments) to be measured at fair value with changes in fair value recognized in net income. Management has concluded that changes in its accounting required by the new standard did not materially impact the Company's financial statements and related disclosures. In February 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-03 as an update to the standard described above which was adopted on July 1, 2018. Management has concluded that changes in its accounting required by the update did not materially impact the Company's financial statements and related disclosures.

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

ASU 2017-07 Compensation - Retirement Benefits: On January 1, 2018, Eastman adopted this standard retrospectively for income statement effects and prospectively for balance sheet effects. This standard is intended to improve the presentation of net periodic pension and postretirement benefit costs by requiring the reporting of the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit costs (interest cost, expected return on plan assets, curtailment gains or losses, amortization of prior service costs or credits, and mark-to-market gains or losses) are to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if presented. Management has concluded that changes in its accounting required by this new standard did not materially impact the Company's financial statements and related disclosures.

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

Accounting Standards Issued But Not Adopted as of September 30, 2018

ASU 2016-02 Leases: In February 2016, the FASB issued this standard on lease accounting. The new standard establishes two types of leases for lessees: finance and operating. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new standard is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. In January 2018, the FASB issued an update to the new standard above in ASU 2018-01 that sets forth the requirement to assess land easements to determine if the arrangement should be accounted for as a lease. In July 2018, the FASB issued update ASU 2018-10 that provides narrow-scope improvements to the leases standard above including clarification on reassessment, change in a reference index or rate, and periods included in the lease term. Also in July 2018, the FASB issued update ASU 2018-11 to the leases standard above. This update allows entities to initially apply the new leases standard prospectively at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as necessary. The effective date for these updates are the same as that of the leases standard above. In preparation for adoption, management continues accounting system testing, development of internal controls, and the evaluation of implementation options and impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13 Financial Instruments - Credit Losses: In June 2016, the FASB issued this standard relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new standard application is mixed among the various elements that include modified retrospective and prospective transition methods. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

ASU 2017-04 Intangibles - Goodwill and Other: In January 2017, the FASB issued this standard as a part of its simplification initiative that bases the impairment of goodwill on any difference for which the carrying value is greater than the fair value of the reporting unit. This standard is effective for annual reporting periods, or interim period testing performed, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment testing performed after January 1, 2017. This standard is to be applied on a prospective basis for goodwill testing that occur after the effective date. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

ASU 2018-02 Income Statement - Reporting Comprehensive Income: In February 2018, the FASB issued this standard that allows the reclassification from AOCI to retained earnings for stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances related to items remaining in AOCI. This standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued. The new standard is to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effects of the change in the income tax rate in the Tax Reform Act are recognized. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

ASU 2018-13 Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. Management is currently evaluating implementation options and impact on the Company's related disclosures.

ASU 2018-14 Retirement Benefits - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. Management is currently evaluating the impact on the Company's related disclosures.

ASU 2018-15 Internal-Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: In August 2018, the FASB issued this update. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. This standard is to be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management is currently evaluating implementation options and impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2018	2017
Finished goods	$1,118	$1,114
Work in process	271	213
Raw materials and supplies	554	470
Total inventories at FIFO or average cost	1,943	1,797
Less: LIFO reserve	318	288
Total inventories	$1,625	$1,509

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent and 60 percent of total inventories at September 30, 2018 and December 31, 2017, respectively.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2018	2017
Trade creditors	$823	$842
Accrued payrolls, vacation, and variable compensation	191	199
Accrued taxes	82	111
Other	329	437
Total payables and other current liabilities	$1,425	$1,589

"Other" consists primarily of accruals for dividends payable, post-employment obligations, interest payable, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$46	10%	$79	20%	$190	15%	$206	19%

The third quarter and first nine months 2018 effective tax rates include the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act. In third quarter and first nine months 2018, the Company also recognized a decrease of $14 million and $4 million, respectively, to the provision for income taxes resulting from adjustments to the provisional net tax benefit recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Third quarter and first nine months 2018 adjustments resulting from the Tax Reform Act were due to a decrease to the provision for income taxes related to foreign income inclusion and associated foreign tax credits partially offset by an increase to the provision for income taxes for a remeasurement of the deferred tax assets as a result of additional guidance released in the third quarter 2018. Third quarter and first nine months 2018 effective tax rates also include a $14 million decrease to the provision for income taxes related to prior year income tax returns and a $17 million decrease to the provision for income taxes related to current year estimates of business tax credits. In addition, first nine months 2018, adjustment included a $10 million increase to the one-time transition tax on deferred foreign income resulting from the Tax Reform Act.

The first nine months 2017 effective tax rate included a $22 million tax decrease to reflect finalization of prior years' income tax returns and a $22 million tax decrease due to planned amendments to prior years' income tax returns.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported, the Company recognized a provisional net tax benefit for the year ended December 31, 2017, primarily resulting from the Tax Reform Act. The provisional net tax benefit included a benefit from the one-time revaluation of deferred tax liabilities, partially offset by a one-time transition tax on deferred foreign income and changes in valuation of deferred tax assets. The provisional net tax benefit was updated in 2018, as described above. As of September 30, 2018, the Company continues to consider the accounting for the following impacts of the Tax Reform Act to be provisional and, accordingly, subject to adjustment in future periods: the transition tax on deferred foreign income (which consists of post-1986 accumulated earnings and profits of controlled foreign corporations and the determination of cash versus non-cash balances), the impact of the change in income tax rates on deferred tax assets and liabilities, and the evaluation of gross foreign tax credit carryforwards and related valuation allowances. In preparing the provisional estimates as of September 30, 2018, the Company considered notices and revenue procedures issued by the Internal Revenue Service and authoritative accounting guidance.

Certain of the provisional amounts will be finalized in the fourth quarter 2018 following the filing of the Company's U.S. federal income tax return for the year ended December 31, 2017. While historically differences between amounts reported in the Company's consolidated financial statements and the Company's U.S. federal income tax return have resulted in offsetting changes in estimates in current and deferred taxes for items which are timing related, the reduction of the U.S. tax rate will result in adjustments to the Company's income tax provision when recognized. The Company also considers it likely that further technical guidance regarding certain aspects of the new provisions included in the Tax Reform Act, as well as clarity regarding state income tax conformity to current federal tax code, may be issued which could result in changes to the provisional amounts reported as of September 30, 2018.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2018	2017
Borrowings consisted of:
5.5% notes due November 2019	$250	$250
2.7% notes due January 2020	798	797
4.5% notes due January 2021	185	185
3.6% notes due August 2022	739	738
1.50% notes due May 2023 (1)	865	895
7 1/4% debentures due January 2024	198	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	688	690
1.875% notes due November 2026 (1)	572	592
7.60% debentures due February 2027	195	195
4.8% notes due September 2042	493	493
4.65% notes due October 2044	872	871
Commercial paper and short-term borrowings	727	389
Credit facilities borrowings	—	200
Capital leases and other	1	5
Total borrowings	6,626	6,540
Borrowings due within one year	728	393
Long-term borrowings	$5,898	$6,147

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

Credit Facilities and Commercial Paper Borrowings

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates. As of December 31, 2017, the 2021 Term Loan outstanding balance was $200 million with an interest rate of 2.60 percent. In second quarter 2018, $100 million of the borrowings under the 2021 Term Loan were repaid using available cash. In third quarter 2018, the Company repaid the remaining balance of $100 million using available cash.

The Company has access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2018 and December 31, 2017, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2018, the Company's commercial paper borrowings were $605 million with a weighted average interest rate of 2.36 percent. At December 31, 2017, the Company's commercial paper borrowings were $280 million with a weighted average interest rate of 1.61 percent. In October 2018, the Company amended the Credit Facility to increase the available borrowing amount to $1.50 billion and extend the maturity to October 2023.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2018, $100 million available under the A/R Facility was borrowed and repaid in second quarter 2018. In second quarter 2018, $25 million available under the A/R Facility was borrowed and remained outstanding at June 30, 2018. In third quarter 2018, the outstanding balance of $25 million under the A/R Facility was repaid. At September 30, 2018 and December 31, 2017, the Company had no borrowings outstanding under the A/R Facility.

The Company has access to borrowings of up to €150 million ($174 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. At September 30, 2018, the Company's amount of outstanding borrowings under this facility were $122 million with a weighted average interest rate of 1.50 percent. At December 31, 2017, the Company's amount of outstanding borrowings under this facility were $109 million with a weighted average interest rate of 1.31 percent.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2018 and December 31, 2017.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2018 and December 31, 2017 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on current market prices and is classified as Level 1. The fair value for the Company's other borrowings primarily under commercial paper and a receivables facility equals the carrying value and is classified as Level 2. The Company had no borrowings classified as Level 3 as of September 30, 2018 and December 31, 2017.

		Fair Value Measurements at September 30, 2018
(Dollars in millions)	Recorded Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,626	$6,791	$6,062	$729

		Fair Value Measurements at December 31, 2017
(Dollars in millions)	Recorded Amount	Total Fair Value	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)
Total borrowings	$6,540	$6,980	$6,386	$594

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

Cash flow hedges are derivative instruments designated and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying cash flow hedges is reported as a component of AOCI located in the Unaudited Consolidated Statements of Financial Position and recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are recognized on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Unaudited Consolidated Statements of Financial Position. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2018 and December 31, 2017 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2018	December 31, 2017

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€338	€525
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	7	7
Energy (in million million british thermal units)	31	23

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€416	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,241	€1,240

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an on-going basis. The Company did not recognize a credit loss during third quarter 2018 and 2017.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of September 30, 2018 and December 31, 2017.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2018 Level 2	December 31, 2017 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$46	$9
Commodity contracts	Other noncurrent assets	16	4
Foreign exchange contracts	Other current assets	18	23
Foreign exchange contracts	Other noncurrent assets	3	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	6	—
Total Derivative Assets		$89	$39

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$3	$28
Commodity contracts	Other long-term liabilities	2	10
Foreign exchange contracts	Payables and other current liabilities	—	6
Foreign exchange contracts	Other long-term liabilities	—	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	6	4
Total Derivative Liabilities		$11	$52
Total Net Derivative Assets (Liabilities)		$78	$(13)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $1.4 billion and $1.5 billion associated with non-derivative instruments designated as foreign currency net investment hedges at September 30, 2018 and December 31, 2017, respectively. The designated foreign currency-denominated borrowings are included in the "Long-term borrowings" line item of the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Long-term borrowings (1)	$757	$760	$(14)	$(10)

(1)
At September 30, 2018 and December 31, 2017, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million and $6 million, respectively.

The following table presents the effect of cash flow and net investment hedge accounting on "Other comprehensive income (loss), net of tax" ("OCI") for third quarter and first nine months 2018 and 2017:

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2018	2017	2018	2017	2018	2017	2018	2017
Derivatives in cash flow hedging relationships:
Commodity contracts	$28	$49	$57	$42	$8	$(15)	$3	$(42)
Foreign exchange contracts	(2)	(12)	5	(42)	7	6	18	28
Forward starting interest rate and treasury lock swap contracts	1	—	3	2	(2)	(2)	(4)	(4)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	12	(49)	51	(158)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	3	—	18	—	—	—	—	—
Cross-currency interest rate swaps excluded component	(1)	—	(12)	—	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter 2018 and 2017.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Third quarter
	2018			2017
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,547	$1,819	$58	$2,465	$1,794	$61

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			(1)
Derivatives designated as hedging instruments			—			1
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		8			(15)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	7			6

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first nine months 2018 and 2017.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2018			2017
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$7,775	$5,762	$178	$7,187	$5,281	$182

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			(3)
Derivatives designated as hedging instruments			—			3
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(4)			(4)
Commodity Contracts:
Amount reclassified from AOCI into earnings		3			(42)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	18			28

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain of $2 million and a net loss of $2 million during third quarter 2018 and 2017, respectively, and recognized a net loss of $4 million and net gain of $2 million during first nine months 2018 and 2017, respectively, on these derivatives.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $72 million and $214 million at September 30, 2018 and December 31, 2017, respectively. Losses in AOCI decreased September 30, 2018 compared to December 31, 2017 primarily as a result of an increase in commodity prices, particularly propane, and a decrease in foreign currency exchange rates associated with the euro. If realized, approximately $51 million in pre-tax gains, as of September 30, 2018, would be reclassified into earnings during the next 12 months.

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

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9	$3	$10	$3	$—	$—
Interest cost	16	5	16	5	6	6
Expected return on assets	(36)	(9)	(35)	(8)	(2)	(1)
Amortization of:
Prior service credit, net	—	—	(1)	—	(10)	(10)
Net periodic benefit (credit) cost	$(11)	$(1)	$(10)	$—	$(6)	$(5)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2018		2017		2018	2017
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$11	$28	$10	$—	$2
Interest cost	50	15	49	14	17	18
Expected return on assets	(110)	(28)	(105)	(25)	(4)	(4)
Amortization of:
Prior service credit, net	—	—	(3)	—	(30)	(30)
Net periodic benefit (credit) cost	$(34)	$(2)	$(31)	$(1)	$(17)	$(14)

On January 1, 2018, the Company adopted ASU 2017-07 resulting in non-service cost components of the net periodic pension and other postretirement benefit plans being presented in the "Other components of post-employment (benefit) cost, net" line item of the Unaudited Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings. See Note 1, "Significant Accounting Policies", for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2018, totaling approximately $2.8 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under noncancelable operating leases totaling $262 million over a period of approximately 40 years. Of the total lease commitments, approximately 50 percent relate to real property, including office space, storage facilities, and land; approximately 40 percent relate to railcars; and approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment.

Guarantees

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease. These residual value guarantees totaled $68 million at September 30, 2018 and consist primarily of leases for railcars that will expire beginning in second quarter 2019. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

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

Other Off Balance Sheet Arrangements

The Company has off balance sheet uncommitted non-recourse factoring facilities that include customer specific receivables in the United States and Europe. The Company sells the receivables at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized. There is no continuing involvement with these receivables once sold and no credit loss exposure. The total amount of cumulative receivables sold in third quarter 2018 and 2017 were $38 million and $10 million, respectively. The total amount of cumulative receivables sold in first nine months 2018 and 2017 were $123 million and $15 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K. Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. The Company's total reserve for environmental loss contingencies was $297 million and $304 million at September 30, 2018 and December 31, 2017, respectively. The environmental reserve includes costs related to sites previously closed and impaired by Eastman and sites that have been divested by Eastman but for which the Company retains the environmental liability related to these sites of $7 million at both September 30, 2018 and December 31, 2017.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2018	December 31, 2017
Environmental contingent liabilities, current	$25	$25
Environmental contingent liabilities, long-term	272	279
Total	$297	$304

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $273 million to the maximum of $513 million at September 30, 2018 and from the best estimate or minimum of $280 million to the maximum of $483 million at December 31, 2017. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both September 30, 2018 and December 31, 2017.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2018 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2017	$280
Changes in estimates recognized in earnings and other	6
Cash reductions	(13)
Balance at September 30, 2018	$273

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $24 million at both September 30, 2018 and December 31, 2017.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $46 million and $49 million at September 30, 2018 and December 31, 2017, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2018 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	16	—	—	16	—	16
Net Earnings	—	—	1,046	—	—	1,046	3	1,049
Cash Dividends Declared (2) ($1.68 per share)	—	—	(238)	—	—	(238)	—	(238)
Other Comprehensive Income	—	—	—	15	—	15	—	15
Share-Based Compensation Expense (3)	—	53	—	—	—	53	—	53
Stock Option Exercises	—	17	—	—	—	17	—	17
Other (4)	—	(17)	—	—	—	(17)	—	(17)
Share Repurchases	—	—	—	—	(375)	(375)	—	(375)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2018	$2	$2,036	$7,626	$(194)	$(3,550)	$5,920	$75	$5,995

(1)
On January 1, 2018, the Company adopted new accounting standards for revenue recognition, income taxes, and derivatives and hedging, which resulted in adjustments to beginning retained earnings. See Note 1, "Significant Accounting Policies", for specific amounts related to each standard.

(2)	Cash dividends declared includes cash dividends paid and dividends declared but unpaid.

(3)	Share-based compensation expense is the fair value of share-based awards.

(4)	Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(381)	$163	$(62)	$(1)	$(281)
Period change	85	(27)	14	—	72
Balance at December 31, 2017	(296)	136	(48)	(1)	(209)
Period change	(28)	(22)	65	—	15
Balance at September 30, 2018	$(324)	$114	$17	$(1)	$(194)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2018		2017
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(21)	$(21)	$17	$17
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(7)	(11)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	50	37	49	31
Reclassification adjustment for (gains) losses included in net income, net	(14)	(10)	10	7
Total other comprehensive income (loss)	$5	$(1)	$65	$48

	First Nine Months
	2018		2017
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(28)	$(28)	$60	$60
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(30)	(22)	(33)	(20)
Derivatives and hedging:
Unrealized gain (loss) during period	103	78	(13)	(8)
Reclassification adjustment for (gains) losses included in net income, net	(17)	(13)	17	11
Total other comprehensive income (loss)	$28	$15	$31	$43

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2018	2017	2018	2017
Numerator
Earnings attributable to Eastman, net of tax	$412	$323	$1,046	$893

Denominator
Weighted average shares used for basic EPS	140.6	144.3	141.7	145.2
Dilutive effect of stock options and other awards	1.8	1.2	2.0	1.3
Weighted average shares used for diluted EPS	142.4	145.5	143.7	146.5

(Calculated using whole dollars and shares)
EPS
Basic	$2.93	$2.24	$7.38	$6.15
Diluted	$2.89	$2.22	$7.28	$6.10

In both third quarter and first nine months 2018, options to purchase 619,706 shares of common stock were excluded from the shares treated as outstanding for computation of diluted EPS because the market value of option exercises for these awards were less than the cash proceeds that would be received from these exercises. Third quarter and first nine months 2018 reflect the impact of share repurchases of 1,263,868 and 3,673,642, respectively.

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

The Company declared cash dividends of $0.56 and $0.51 per share in third quarter 2018 and 2017, respectively, and $1.68 and $1.53 per share in first nine months 2018 and 2017, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

There were no asset impairments and restructuring charges in third quarter 2018. In first nine months 2018, the Company recognized restructuring charges of $6 million for corporate severance costs. There were no asset impairments and restructuring charges in third quarter and first nine months 2017.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2018 and full year 2017:

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2018
Severance costs	$19	$6	$—	$(17)	$8
Site closure and restructuring costs	10	—	—	(1)	9
Total	$29	$6	$—	$(18)	$17

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Balance at January 1, 2017	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2017
Non-cash charges	$—	$1	$(1)	$—	$—
Severance costs	42	6	—	(29)	19
Site closure and restructuring costs	13	1	1	(5)	10
Total	$55	$8	$—	$(34)	$29

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2018 and 2017, $15 million and $13 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2018 and 2017 net earnings of $12 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2018 and 2017, $53 million and $40 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2018 and 2017 net earnings of $40 million and $25 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.
For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2017 Annual Report on Form 10-K.

15.	OTHER (INCOME) CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2018	2017	2018	2017
Foreign exchange transaction (gains) losses, net	$6	$1	$13	$3
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	13	—
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(4)	(15)	(10)
Coal gasification incident property insurance	—	—	(65)	—
Gain from sale of business	—	(3)	—	(3)
Other, net	3	2	4	3
Other (income) charges, net	$6	$(4)	$(50)	$(7)

First nine months 2018 includes currency transaction costs resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center of $13 million. First nine months 2018 also includes insurance for property damage of $65 million from the disruption of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 incident (the "coal gasification incident"). Third quarter and first nine months 2017 other (income) charges, net includes a $3 million gain from the sale of the formulated electronics cleaning solutions business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2018	2017
Other current assets (1)	$(93)	$25
Other noncurrent assets	25	7
Payables and other current liabilities	28	2
Long-term liabilities and equity	(35)	(13)
Total	$(75)	$21

(1)    First nine months 2018 includes a $65 million insurance receivable from final settlement of the coal gasification incident.

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous receivables and accruals.

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

•
As a result of recent changes in the management of products and operations to better align resources for growth initiatives, certain products previously reported in the CI operating segment are reported in the AFP operating segment; and

•
Sales revenue and innovation costs from the nonwovens and textiles innovation platform products previously reported in "Other" are reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives.

For additional financial and product information for each segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment Information", in the Company's 2017 Annual Report on Form 10-K.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2018	2017	2018	2017
Additives & Functional Products	$915	$886	$2,796	$2,489
Advanced Materials	709	646	2,131	1,937
Chemical Intermediates	703	696	2,142	2,069
Fibers	220	224	706	652
Total Sales by Operating Segment	2,547	2,452	7,775	7,147
Other	—	13	—	40
Total Sales	$2,547	$2,465	$7,775	$7,187

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Earnings Before Interest and Taxes by Segment	2018	2017	2018	2017
Additives & Functional Products	$186	$189	$554	$503
Advanced Materials	153	142	438	400
Chemical Intermediates	109	81	264	246
Fibers	84	68	210	176
Total Earnings Before Interest and Taxes by Operating Segment	532	480	1,466	1,325
Other
Growth initiatives and businesses not allocated to operating segments	(26)	(32)	(79)	(92)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	18	61	54
Asset impairments and restructuring charges, net	—	—	(6)	—
Other income (charges), net not allocated to operating segments	(9)	(2)	(25)	(2)
Total Earnings Before Interest and Taxes	$517	$464	$1,417	$1,285

(Dollars in millions)	September 30,	December 31,
Assets by Segment (1)	2018	2017
Additives & Functional Products	$6,721	$6,648
Advanced Materials	4,561	4,379
Chemical Intermediates	2,996	3,000
Fibers	986	929
Total Assets by Operating Segment	15,264	14,956
Corporate Assets	1,098	1,043
Total Assets	$16,362	$15,999

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Customer Location	2018	2017	2018	2017
United States and Canada	$1,083	$1,057	$3,291	$3,211
Asia Pacific	665	612	1,946	1,705
Europe, Middle East, and Africa	649	658	2,101	1,882
Latin America	150	138	437	389
Total Sales	$2,547	$2,465	$7,775	$7,187

18.	REVENUE RECOGNITION

On January 1, 2018, Eastman adopted ASU 2014-09 Revenue Recognition (ASC 606). Under this standard, the Company recognizes revenue when performance obligations of the sale are satisfied. Eastman sells to customers through master sales agreements or standalone purchase orders. The majority of the Company's terms of sale have a single performance obligation to transfer products. Accordingly, the Company recognizes revenue when control has been transferred to the customer, generally at the time of shipment of products. Under the previous revenue recognition accounting standard, the Company recognized revenue upon the transfer of title and risk of loss, generally upon delivery of goods. For further information, see Note 1, "Significant Accounting Policies".

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

The timing of billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were not material as of January 1, 2018 or September 30, 2018. Contract assets were $42 million as of January 1, 2018 and $67 million as of September 30, 2018 and are included as a component of "Miscellaneous receivables" in the Unaudited Consolidated Statement of Financial Position.

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

The tables below summarize the impact of adopting the new standard on third quarter and first nine months 2018 financial statements:

	Third Quarter 2018			First Nine Months 2018
(Dollars in millions, except per share amounts)	Current Standard	Change	Previous Standard	Current Standard	Change	Previous Standard
Sales	$2,547	$(19)	$2,528	$7,775	$(54)	$7,721
Cost of sales	1,819	(15)	1,804	5,762	(29)	5,733
Gross profit	728	(4)	724	2,013	(25)	1,988
Earnings before interest and taxes	517	(4)	513	1,417	(25)	1,392
Net earnings attributable to Eastman	412	(3)	409	1,046	(21)	1,025

Basic earnings per share attributable to Eastman	$2.93	$(0.02)	$2.91	$7.38	$(0.15)	$7.23
Diluted earnings per share attributable to Eastman	$2.89	$(0.02)	$2.87	$7.28	$(0.14)	$7.14

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter 2018			First Nine Months 2018
(Dollars in millions)	Current Standard	Change	Previous Standard	Current Standard	Change	Previous Standard
Additives & Functional Products
Sales	$915	$(1)	$914	$2,796	$(7)	$2,789
Earnings before interest and taxes	186	2	188	554	(7)	547
Advanced Materials
Sales	709	(11)	698	2,131	(30)	2,101
Earnings before interest and taxes	153	(4)	149	438	(14)	424
Chemical Intermediates
Sales	703	(13)	690	2,142	7	2,149
Earnings before interest and taxes	109	(1)	108	264	7	271
Fibers
Sales	220	6	226	706	(24)	682
Earnings before interest and taxes	84	(1)	83	210	(11)	199
Other
Sales	—	—	—	—	—	—
Earnings before interest and taxes	(15)	—	(15)	(49)	—	(49)

	As of September 30, 2018
(Dollars in millions)	Current Standard	Change	Previous Standard
Trade receivables, net of allowance for doubtful accounts	$1,404	$(191)	$1,213
Miscellaneous receivables	368	(50)	318
Inventories	1,625	154	1,779
Total current assets	3,647	(87)	3,560

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2017 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted. Beginning January 1, 2018, Eastman's primary measure of operating performance for all periods presented is earnings before interest and taxes ("EBIT") on a consolidated and segment basis. Previously, the Company's primary measure of performance was operating earnings.

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

•
In third quarter and first nine months 2018, the Company recognized unusual income from insurance in excess of costs of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In third quarter and first nine months 2018, the Company recognized unusual costs resulting from the fourth quarter 2017 Tax Cuts and Jobs Act ("Tax Reform Act") and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Additionally, in third quarter and first nine months 2018, the Company recognized unusual increases to earnings from adjustments of the provisional net tax decrease to the provision for income taxes recognized in fourth quarter 2017 resulting from the tax law changes and tax impact of the related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, Eastman believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on the Company's results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's and its segments' operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management discloses these non-GAAP measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's and its operating segments' performances, make resource allocation decisions, and evaluate organizational and individual performances in determining certain performance-based compensation. Non-GAAP measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP measure, but to consider such measures with the most directly comparable GAAP measure.

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain results in this Quarterly Report:

•	Asset impairments and restructuring charges, net, and

•	Gain from sale of the formulated electronics cleaning solutions business, which was part of the Additives & Functional Products segment.

The following unusual items are excluded by management in its evaluation of certain results in this Quarterly Report:

•	Gains from coal gasification incident insurance income in excess of costs,

•	Costs of currency transaction and professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations, and

•
Increases to earnings from adjustments of the provisional net decrease to the provision for income taxes recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of related outside-U.S. entity reorganizations.

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2018	2017	2018	2017
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$—	$—	$6	$—
Gain from sale of business	—	(3)	—	(3)
Unusual items impacting earnings before interest and taxes:
Coal gasification incident insurance in excess of costs	(67)	—	(86)	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	1	—	20	—
Total non-core and unusual items impacting earnings before interest and taxes	(66)	(3)	(60)	(3)
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	(12)	(2)	(10)	(2)
Adjustment to estimated net tax benefit from tax law changes	14	—	4	—
Interim adjustment to tax provision	11	3	16	15
Total items impacting provision for income taxes	13	1	10	13
Total items impacting net earnings attributable to Eastman	$(79)	$(4)	$(70)	$(16)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses ("SG&A"),

•	Asset impairments and restructuring charges, net,

•	Other (income) charges, net,

•	EBIT,

•	Provision for income taxes,

•	Net earnings attributable to Eastman, and

•	Diluted EPS.

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

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by operating activities (or adjusted cash provided by operating activities, described above), less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment, and in third quarter and first nine months 2018, net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end user products. Key areas of application development include thermoplastic processing, functional films, coatings formulations, rubber additive formulations, adhesives formulations, nonwovens and textiles, and animal nutrition. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends such as health and wellness, natural resource efficiency, an increasing middle class in emerging economies, and feeding a growing population. Management believes that these elements of the Company's innovation-driven growth model combined with disciplined portfolio management and balanced capital deployment will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $2.55 billion and $2.47 billion in third quarter 2018 and 2017, respectively. Sales revenue increased $82 million as a result of increases in the AM, AFP, and CI operating segments partially offset by a decrease in the Fibers operating segment.

The Company generated sales revenue of $7.8 billion and $7.2 billion in first nine months 2018 and 2017, respectively. Sales revenue increased $588 million as a result of increases in all operating segments.

EBIT was $517 million and $464 million in third quarter 2018 and 2017, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $451 million and $461 million in third quarter 2018 and 2017, respectively. Adjusted EBIT decreased as a result of decreases in the Fibers, AFP, and CI operating segments more than offsetting an increase the AM operating segment.

EBIT was $1.4 billion and $1.3 billion in first nine months 2018 and 2017, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $1.4 billion and $1.3 billion in first nine months 2018 and 2017, respectively. Adjusted EBIT increased as increases in the AFP and AM operating segments more than offset declines in the CI and Fibers operating segments.

Further discussion on sales revenue and EBIT changes by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS attributable to Eastman and adjusted net earnings and EPS attributable to Eastman were as follows:

	Third Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$412	$2.89	$323	$2.22
Total non-core and unusual items, net of tax (1)(2)	(68)	(0.48)	(1)	(0.01)
Interim adjustment to tax provision (1)	(11)	(0.07)	(3)	(0.02)
Adjusted net earnings	$333	$2.34	$319	$2.19

	First Nine Months
	2018		2017
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$1,046	$7.28	$893	$6.10
Total non-core and unusual items, net of tax (1)(2)	(54)	(0.38)	(1)	(0.01)
Interim adjustment to tax provision (1)	(16)	(0.11)	(15)	(0.10)
Adjusted net earnings	$976	$6.79	$877	$5.99

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for third quarter and first nine months 2018 and 2017.

(2)	Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Cash provided by operating activities was $803 million in first nine months 2018.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. In September 2018, Eastman reached a final settlement agreement with its insurer for the coal gasification incident and in October 2018, the Company received the final cash payment from the insurer of $65 million. The incident, net of insurance, reduced 2017 earnings by $112 million and increased 2018 earnings by $86 million. The cumulative net costs of the incident were $26 million. Insurance net of costs of the disruption, repairs, and reconstruction of coal gasification operations in third quarter and first nine months 2018 were $67 million and $86 million, respectively, recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Sales	$2,547	$2,465	$82	3%	$7,775	$7,187	$588	8%
Volume / product mix effect			5	—%			220	3%
Price effect			82	3%			246	3%
Exchange rate effect			(5)	—%			122	2%

Sales revenue increased in third quarter 2018 compared to third quarter 2017 as a result of increases in the AM, AFP, and CI operating segments partially offset by a decrease in the Fibers operating segment. Sales revenue increased in first nine months 2018 compared to first nine months 2017 as a result of increases in all operating segments. For the impact on sales from the adoption of revenue recognition for the Company and by operating segment, see Note 18, "Revenue Recognition", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Gross profit	$728	$671	8%	$2,013	$1,906	6%
Coal gasification incident insurance in excess of costs	(67)	—		(21)	—
Gross profit excluding unusual item	$661	$671	(1)%	$1,992	$1,906	5%

Gross profit included $67 million business interruption insurance in excess of costs in third quarter 2018 from the coal gasification incident. Excluding this unusual item, gross profit decreased in third quarter 2018 compared to third quarter 2017 as decreases in the Fibers, AFP, and CI operating segments more than offset an increase in the AM operating segment.

Gross profit included $21 million business interruption insurance in excess of costs in first nine months 2018 from the coal gasification incident. Excluding this unusual item, gross profit increased in first nine months 2018 compared to first nine months 2017 as increases in the AFP and AM operating segments more than offset a decline in the CI and Fibers operating segments.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Selling, general and administrative expenses	$175	$180	(3)%	$554	$540	3%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	(1)	—		(7)	—
Selling, general and administrative expenses excluding unusual item	$174	$180	(3)%	$547	$540	1%

SG&A expenses included $1 million of costs in third quarter 2018 of professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses decreased in third quarter 2018 compared to third quarter 2017 primarily due to lower strategic initiative and variable compensation costs partially offset by higher costs of growth initiatives.

SG&A expenses included $7 million of costs in first nine months 2018 of professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses increased in first nine months 2018 compared to first nine months 2017 primarily due to higher costs of growth initiatives and variable compensation, partially offset by lower strategic initiative costs.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Research and development expenses	$60	$59	2%	$176	$174	1%

R&D expenses increased in third quarter and first nine months 2018 compared to third quarter and first nine months 2017 primarily due to higher costs of growth initiatives.

Asset Impairments and Restructuring Charges, Net

There were no asset impairments and restructuring charges in third quarter 2018. In first nine months 2018, the Company recognized restructuring charges of $6 million for corporate severance costs. There were no asset impairments and restructuring charges in third quarter and first nine months 2017.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Other components of post-employment (benefit) cost, net	$(30)	$(28)	7%	$(90)	$(86)	5%

For more information regarding other components of post-employment (benefit) cost, net see Note 1, "Significant Accounting Policies", and Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2018	2017	2018	2017
Foreign exchange transaction (gains) losses, net	$6	$1	$13	$3
Costs resulting from tax law changes and outside-U.S. entity reorganizations (1)	—	—	13	—
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(4)	(15)	(10)
Coal gasification incident property insurance	—	—	(65)	—
Gain from sale of business	—	(3)	—	(3)
Other, net	3	2	4	3
Other (income) charges, net	$6	$(4)	$(50)	$(7)
Gain from sale of business	—	3	—	3
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	(13)	—
Coal gasification incident property insurance	—	—	65	—
Other (income) charges, net excluding non-core and unusual items	$6	$(1)	$2	$(4)

(1)	Currency transaction costs.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Earnings before interest and taxes	$517	$464	11%	$1,417	$1,285	10%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	1	—		20	—
Asset impairments and restructuring charges, net	—	—		6	—
Coal gasification incident insurance in excess of costs	(67)	—		(86)	—
Gain from sale of business	—	(3)		—	(3)
Earnings before interest and taxes excluding non-core and unusual items	$451	$461	(2)%	$1,357	$1,282	6%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2018	2017	Change	2018	2017	Change
Gross interest costs	$59	$63		$184	$189
Less: Capitalized interest	1	1		3	5
Interest expense	58	62		181	184
Less: Interest income	—	1		3	2
Net interest expense	$58	$61	(5)%	$178	$182	(2)%

Provision for Income Taxes

	Third Quarter				First Nine Months
	2018		2017		2018		2017
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$46	10%	$79	20%	$190	15%	$206	19%
Tax provision for non-core and unusual items (1)	(12)		(2)		(10)		(2)
Adjustment to estimated net tax benefit from tax law changes	14		—		4		—
Interim adjustment to tax provision (2)	11		3		16		15
Adjusted provision for income taxes and effective tax rate	$59	15%	$80	20%	$200	17%	$219	20%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
Third quarter and first nine months 2018 provision for income taxes were adjusted to reflect the current forecasted full year effective tax rate. Third quarter and first nine months 2017 provision for income taxes were adjusted to reflect the then forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2018 and 2017 are calculated applying the forecasted full year effective tax rate as shown below.

	First Nine Months
	2018	2017
Effective tax rate	15%	19%
Discrete tax items (1)	1%	1%
Forecasted full year impact of expected tax events	1%	—%
Forecasted full year effective tax rate	17%	20%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First nine months 2018 discrete item relates to an adjustment of prior year income tax returns. First nine months 2017 discrete items consisted of planned amendments to and finalization of prior years' income tax returns.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$412	$2.89	$323	$2.22
Non-core item, net of tax: (1)
Gain from sale of business	—	—	(1)	(0.01)
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	(55)	(0.39)	—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	1	0.01	—	—
Adjustment to estimated net tax benefit from tax law changes	(14)	(0.10)	—	—
Interim adjustment to tax provision	(11)	(0.07)	(3)	(0.02)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$333	$2.34	$319	$2.19

	First Nine Months
	2018		2017
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$1,046	$7.28	$893	$6.10
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	4	0.03	—	—
Gain from sale of business	—	—	(1)	(0.01)
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	(69)	(0.49)	—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	15	0.11	—	—
Adjustment to estimated net tax benefit from tax law changes	(4)	(0.03)	—	—
Interim adjustment to tax provision	(16)	(0.11)	(15)	(0.10)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$976	$6.79	$877	$5.99

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$915	$886	$29	3%	$2,796	$2,489	$307	12%
Volume / product mix effect			13	1%			161	6%
Price effect			18	2%			82	3%
Exchange rate effect			(2)	—%			64	3%

Earnings before interest and taxes	$186	$189	$(3)	(2)%	$554	$503	$51	10%
Coal gasification incident insurance in excess of costs	(4)	—	(4)		(6)	—	(6)
Gain from sale of business	—	(3)	3		—	(3)	3
Earnings before interest and taxes excluding non-core and unusual items	182	186	(4)	(2)%	548	500	48	10%

Sales revenue in third quarter 2018 increased compared to third quarter 2017 primarily due to higher selling prices across most product lines, particularly for animal nutrition and coatings and inks additives, and higher sales volume, particularly for care chemicals and coatings and inks additives product lines partially offset by lower specialty fluids sales volume. The higher selling prices and higher sales volume for coatings and inks additives were primarily attributed to improved market conditions and enhanced commercial execution. The higher sales volume for care chemicals was primarily attributed to improved market conditions. Third quarter 2017 included higher specialty fluids revenue due to the timing of solar energy market customer completions.

Sales revenue in first nine months 2018 increased compared to first nine months 2017 due to higher sales volume, higher selling prices, and a favorable shift in foreign currency exchange rates. The higher sales volume and higher selling prices for most product lines, particularly animal nutrition and coatings and inks additives, were primarily attributed to improved market conditions and enhanced commercial execution.

EBIT included coal gasification incident insurance in excess of costs in third quarter 2018. EBIT also included a gain from sale of the formulated electronics cleaning solutions business in third quarter 2017. Excluding these non-core and unusual items, EBIT decreased slightly in third quarter 2018 compared to third quarter 2017 primarily due to higher raw material and energy costs exceeding higher selling prices by $20 million and higher growth initiative costs, partially offset by higher sales volume of $11 million.

EBIT included coal gasification incident insurance in excess of costs in first nine months 2018. EBIT also included a gain from sale of the formulated electronics cleaning solutions business in first nine months 2017. Excluding these non-core and unusual items, EBIT increased in first nine months 2018 compared to first nine months 2017 primarily due to higher sales volume of $59 million and a favorable shift in foreign exchange rates of $23 million, partially offset by higher growth initiative costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$709	$646	$63	10%	$2,131	$1,937	$194	10%
Volume / product mix effect			58	9%			141	7%
Price effect			7	1%			15	1%
Exchange rate effect			(2)	—%			38	2%

Earnings before interest and taxes	$153	$142	$11	8%	$438	$400	$38	10%
Coal gasification incident insurance in excess of costs	(6)	—	(6)		(9)	—	(9)
Earnings before interest and taxes excluding unusual item	147	142	5	4%	429	400	29	7%

Sales revenue in third quarter and first nine months 2018 increased compared to third quarter and first nine months 2017 primarily due to higher sales volume and continued improvement in product mix across the segment, including premium products such as Tritan™ copolyester, performance films, and Saflex® head-up displays.

EBIT included coal gasification incident insurance in excess of costs in third quarter and first nine months 2018. Excluding this unusual item, EBIT increased third quarter and first nine months 2018 compared to third quarter and first nine months 2017 primarily due to the combined impact of higher sales volume and improved product mix of premium products of $39 million and $98 million, respectively, partially offset by higher raw material and energy costs of $19 million and $40 million, respectively, and higher growth initiative costs in both periods.

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$703	$696	$7	1%	$2,142	$2,069	$73	4%
Volume / product mix effect			(59)	(9)%			(120)	(6)%
Price effect			67	10%			175	9%
Exchange rate effect			(1)	—%			18	1%

Earnings before interest and taxes	$109	$81	$28	35%	$264	$246	$18	7%
Coal gasification incident insurance in excess of costs	(30)	—	(30)		(32)	—	(32)
Earnings before interest and taxes excluding unusual item	79	81	(2)	(2)%	232	246	(14)	(6)%

Sales revenue in third quarter 2018 increased compared to third quarter 2017 due to higher selling prices across the segment, particularly for acetyl derivatives attributed to favorable market conditions and for olefin derivatives due to higher raw material and energy prices. Lower sales volume was primarily due to lower merchant ethylene sales resulting from the decision to reduce operating rates of the olefins cracking units at the Longview, Texas manufacturing site due to spot ethylene prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first nine months 2018 increased compared to first nine months 2017 due to higher selling prices across most product lines, particularly for acetyl derivatives attributed to favorable market conditions and for olefin derivatives due to higher raw material and energy prices. Lower sales volume was primarily due to lower merchant ethylene sales resulting from the decision to reduce operating rates of the olefins cracking units at the Longview, Texas manufacturing site due to the spot ethylene prices, and second quarter 2018 supplier operational disruptions at the Texas City and Longview, Texas manufacturing sites, partially offset by higher functional amines sales attributed to improvement in the agriculture and energy markets.

EBIT included coal gasification incident insurance in excess of costs in third quarter 2018. Excluding this unusual item, EBIT decreased slightly third quarter 2018 compared to third quarter 2017 as lower sales volume of $18 million was mostly offset by higher selling prices exceeding higher raw material and energy costs of $17 million.

EBIT included coal gasification incident insurance in excess of costs in first nine months 2018. Excluding this unusual item, EBIT decreased first nine months 2018 compared to first nine months 2017 primarily due to increased costs in second quarter 2018 resulting from supplier operational disruptions at the Texas City and Longview, Texas manufacturing sites of $25 million, higher planned manufacturing site maintenance shutdown costs in second quarter 2018 of $20 million, and lower sales volume of $16 million. The decrease was partially offset by higher selling prices exceeding higher raw material and energy costs of $47 million.

As previously announced, the Company is making changes to its Longview, Texas manufacturing site's olefins cracking units to allow for the use of refinery-grade propylene as a feedstock beginning in 2019 to increase polymer grade propylene production and decrease ethylene production and propane purchases.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2018	2017	$	%	2018	2017	$	%
(Dollars in millions)
Sales	$220	$224	$(4)	(2)%	$706	$652	$54	8%
Volume / product mix effect			6	2%			78	12%
Price effect			(10)	(4)%			(26)	(4)%
Exchange rate effect			—	—%			2	—%

Earnings before interest and taxes	$84	$68	$16	24%	$210	$176	$34	19%
Coal gasification incident insurance in excess of costs	(27)	—	(27)		(39)	—	(39)
Earnings before interest and taxes excluding unusual item	57	68	(11)	(16)%	171	176	(5)	(3)%

Sales revenue in third quarter 2018 decreased compared to third quarter 2017 primarily due to lower acetate tow sales volume attributed to customer buying patterns, and lower acetate tow selling prices attributed to lower industry capacity utilization. The lower sales revenue was partially offset by sales of nonwovens innovation platform products previously reported in "Other" of $14 million and increased textiles innovation platform products sales volume. See Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sales revenue in first nine months 2018 increased compared to first nine months 2017 primarily due to sales of nonwovens innovation platform products previously reported in "Other" of $44 million, and higher sales volume, particularly for textiles innovation platform products and acetate tow. The higher sales volume for acetate tow was primarily a result of both the timing of recognition of revenue under the new revenue recognition accounting standard of $24 million and customer buying patterns. The higher sales revenue was partially offset by lower acetate tow selling prices attributed to lower industry capacity utilization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EBIT included coal gasification incident insurance in excess of costs in third quarter. Excluding this unusual item, adjusted EBIT decreased third quarter 2018 compared to third quarter 2017 primarily due to the net impact of $13 million of lower selling prices and lower sales volume, particularly for acetate tow attributed to customer buying patterns, partially offset by continued higher textiles innovation platform products sales volume and earnings.
EBIT included coal gasification incident insurance in excess of costs in first nine months 2018. Excluding this unusual item, adjusted EBIT decreased first nine months 2018 compared to first nine months 2017 primarily due to the net impact of $2 million of lower selling prices, particularly for acetate tow attributed to customer buying patterns, partially offset by higher sales volume, particularly for acetate tow and continued higher textiles innovation platform products.
Other

	Third Quarter		First Nine Months
	2018	2017	2018	2017
(Dollars in millions)
Sales	$—	$13	$—	$40

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(26)	$(32)	$(79)	$(92)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	18	61	54
Asset impairments and restructuring charges, net	—	—	(6)	—
Other income (charges), net not allocated to operating segments	(9)	(2)	(25)	(2)
Loss before interest and taxes before non-core and unusual items	$(15)	$(16)	$(49)	$(40)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	1	—	20	—
Asset impairments and restructuring charges, net	—	—	6	—
Loss before interest and taxes excluding non-core and unusual items	(14)	(16)	(23)	(40)

Sales revenue and costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

Sales revenue in third quarter and first nine months 2017 is primarily sales from the nonwovens innovation platform products. Beginning first quarter 2018, sales revenue and innovation costs from the textiles and nonwovens innovation platform products previously reported in "Other" are reported in the Fibers operating segment due to accelerating commercial progress of growth initiatives. See Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
United States and Canada	$1,083	$1,057	$26	2%	$3,291	$3,211	$80	2%
Asia Pacific	665	612	53	9%	1,946	1,705	241	14%
Europe, Middle East, and Africa	649	658	(9)	(1)%	2,101	1,882	219	12%
Latin America	150	138	12	9%	437	389	48	12%
Total Eastman Chemical Company	$2,547	$2,465	$82	3%	$7,775	$7,187	$588	8%

Sales revenue in United States and Canada increased in third quarter and first nine months 2018 compared to third quarter and first nine months 2017 primarily due to higher CI, AFP, and AM segments selling prices and higher AFP and AM segments sales volume, partially offset by lower CI segment sales volume.

Sales revenue in Asia Pacific increased in third quarter 2018 compared to third quarter 2017 primarily due to higher AM and AFP segments sales volume and higher CI and AFP segments selling prices, partially offset by lower CI segment sales volume. Sales revenue in Asia Pacific increased in first nine months 2018 compared to first nine months 2017 primarily due to higher AFP, AM, and CI segments sales volume and higher CI and AFP segments selling prices.

Sales revenue in Europe, Middle East, and Africa decreased in third quarter 2018 compared to third quarter 2017 primarily due to lower AFP and Fibers segments sales volume, partially offset by higher CI and AM segments sales volume and higher CI and AFP segments selling prices. Sales revenue in Europe, Middle East, and Africa increased in first nine months 2018 compared to first nine months 2017 primarily due to a favorable shift in foreign exchange rates across the operating segments, higher AM, CI, and Fibers segments sales volume, and higher AFP and CI segments selling prices. This increase was partially offset by lower AFP segment sales volume and lower Fibers segment selling prices.

Sales revenue in Latin America increased in third quarter and first nine months 2018 compared to third quarter and first nine months 2017 primarily due to higher AFP and AM segments sales volume and higher CI segment selling prices.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2018	2017
Net cash provided by (used in)
Operating activities	$803	$1,011
Investing activities	(315)	(430)
Financing activities	(482)	(568)
Effect of exchange rate changes on cash and cash equivalents	(4)	1
Net change in cash and cash equivalents	2	14
Cash and cash equivalents at beginning of period	191	181
Cash and cash equivalents at end of period	$193	$195

Cash provided by operating activities decreased $208 million in first nine months 2018 compared with first nine months 2017. The decrease in cash provided was partially due to increased working capital primarily from higher inventories. Net cash of $85 million was used in operating activities related to the coal gasification incident, primarily decreasing net earnings and payables.

Cash used in investing activities decreased $115 million in first nine months 2018 compared with first nine months 2017. The decrease was primarily due to $65 million net proceeds from coal gasification incident insurance for property damage and lower additions to properties and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities decreased $86 million in first nine months 2018 compared with first nine months 2017. The decrease was primarily due to a $215 million increase in net proceeds from borrowings partially offset by increases in share repurchases and dividend payments.

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

As of September 30, 2018, the Company had access to a $1.25 billion revolving credit agreement (the "Credit Facility") expiring October 2021. In October 2018, the Company amended the Credit Facility to increase the available borrowing amount to $1.50 billion and extend the maturity to October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At September 30, 2018, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2018, the Company's commercial paper borrowings were $605 million with a weighted average interest rate of 2.36 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to a $250 million accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At September 30, 2018, the Company had no borrowings outstanding under the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to borrowings of up to €150 million ($174 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above EURIBOR for euro denominated drawings and the counterparty's cost of funds for drawings in any other currencies, plus administration and insurance fees and are classified as short-term. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2018 and December 31, 2017. The amount of available borrowings under the A/R and Credit Facilities was approximately $1.50 billion as of September 30, 2018. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.02 to the Company's 2016 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At September 30, 2018, the Company's borrowings totaled $6.6 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In December 2016, the Company borrowed $300 million under a five-year term loan agreement ("2021 Term Loan"). Borrowings under the 2021 Term Loan agreement are subject to interest at varying spreads above quoted market rates. As of December 31, 2017, the 2021 Term Loan outstanding balance was $200 million with an interest rate of 2.60 percent. In second quarter 2018, $100 million of the borrowings under the 2021 Term Loan were repaid using available cash. In third quarter 2018, the Company repaid the remaining balance of $100 million using available cash.

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

Off Balance Sheet Arrangements

The Company has off balance sheet uncommitted non-recourse factoring facilities that include customer specific receivables in the United States and Europe. The Company sells the receivables at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized. There is no continuing involvement with these receivables once sold and no credit loss exposure. The total amount of cumulative receivables sold in third quarter 2018 and 2017 were $38 million and $10 million, respectively. The total amount of cumulative receivables sold in first nine months 2018 and 2017 were $123 million and $15 million, respectively.

In October 2018, Eastman added an uncommitted non-recourse factoring facility which is expected to provide the Company increased flexibility to manage working capital and serve as an additional source of liquidity. Under the facility, the Company plans to sell undivided interests in certain European receivables and provide servicing with no credit loss exposure.

Capital Expenditures

Capital expenditures were $381 million and $438 million in first nine months 2018 and 2017, respectively. Capital expenditures in 2018 were primarily for an AM operating segment expansion of Tritan™ copolyester capacity in Kingsport, Tennessee, and manufacturing capacity debottlenecking and site modernization projects. The Company expects that 2018 capital expenditures will be between $525 million and $550 million, which excludes $65 million of insurance proceeds for property damage related to the coal gasification incident.

Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. The Company completed the $1 billion repurchase authorization in May 2018, acquiring a total of 12,215,950 shares. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of September 30, 2018, a total of 2,184,519 shares have been repurchased under the February 2018 authorization for a total amount of $223 million.

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

OUTLOOK

See the first paragraph of "Overview" above. Management believes that the Company's innovation-driven growth model combined with disciplined portfolio management and balanced capital deployment will result in consistent, sustainable earnings growth and strong cash flow. For 2018, management expects:

•	earnings to benefit from a robust portfolio of specialty businesses in attractive niche end-markets, strong growth in high margin, innovative products, and a lower tax rate;

•	earnings to be negatively impacted by global economic uncertainty, volatile market prices for commodity products and raw materials and energy, and increased investment in growth;

•	cash generated by operating activities of approximately $1.6 billion;

•	capital expenditures between $525 million and $550 million; and

•	priorities for uses of available cash to include payment of the quarterly dividend, repayment of debt, funding targeted growth initiatives, and repurchasing shares.

Based on the foregoing expectations and assumptions, management expects adjusted 2018 EPS, excluding any non-core, unusual, or non-recurring items in the last quarter of 2018 and assuming an actual tax rate for full-year 2018 equal to the adjusted tax rate detailed in "Results of Operations - Provision for Income Taxes", to be ten to fourteen percent higher than adjusted 2017 EPS excluding non-core and unusual items of $7.61. The Company's 2018 financial results forecasts above do not include non-core, unusual, or non-recurring items in the last quarter of 2018. Accordingly, management is unable to reconcile projected full-year 2018 earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

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

As a global specialty chemicals manufacturing company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, although none of these have had a material adverse effect on the Company's operations. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, in fourth quarter 2017 the Company had an operational incident in the Kingsport manufacturing site coal gasification operations area that negatively impacted manufacturing operations and earnings.

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

More than half of Eastman's sales for 2017 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements and economic conditions of many jurisdictions. Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries may impose additional taxes or otherwise tax Eastman's foreign income, or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which may in turn reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse effect on Eastman's business, financial condition, or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance. This disclosure, including that under "Outlook" and other forward-looking statements and related disclosures made by the Company in this Quarterly Report and elsewhere, from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

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

At September 30, 2018, a 10% fluctuation in the euro currency rate would have an approximately $50 million impact on the designated net investment value in the foreign subsidiary. As a result of the designation of the cross-currency interest rate swaps as a hedge of the net investment, foreign currency translation gains and losses are recognized as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Therefore, a foreign currency change in the designated investment value of the foreign subsidiary will generally be offset by the foreign currency change in the designated cross-currency interest rate swaps.
Other than the derivative cross-currency interest rate swaps designated as net investment hedges discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2017 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2018 the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Solutia Legacy Torts Claims Litigation

Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia, Inc. ("Solutia") and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible for the defense and indemnification of Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia has agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation (f/k/a Monsanto), which occurred on September 1, 1997. Solutia, which became a wholly-owned subsidiary of Eastman upon Eastman's acquisition of Solutia in July 2012, has been named as a defendant in several such proceedings, and has submitted the matters to Monsanto, which was acquired by Bayer AG in June 2018, as Legacy Tort Claims. To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder. In connection with the completion of its acquisition of Solutia, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interests of the Company. As of September 30, 2018, a total of 2,184,519 shares have been repurchased under the February 2018 authorization for a total amount of $223 million. During first nine months 2018, the Company repurchased 3,673,642 shares of common stock for a cost of $375 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2018	499,423	$100.10	499,423	$1,852
August 1 - 31, 2018	377,894	$99.23	377,894	$1,815
September 1 - 30, 2018	386,551	$97.01	386,551	$1,777
Total	1,263,868	$98.89	1,263,868

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

10.01 *
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2018 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers

12.01 *	Statement re: Computation of Ratios of Earnings to Fixed Charges

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2018

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2018

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2018

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2018

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	October 29, 2018	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer