Form 10-Q
period 2019-03-31
EASTMAN CHEMICAL CO
filed 2019-05-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
YES [  ]  NO  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2019
Common Stock, par value $0.01 per share	138,578,592
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	48

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

6.	Exhibits	50

SIGNATURES

Signatures	52

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2019	2018
Sales	$2,380	$2,607
Cost of sales	1,806	2,026
Gross profit	574	581
Selling, general and administrative expenses	187	190
Research and development expenses	58	56
Asset impairments and restructuring charges, net	32	2
Other components of post-employment (benefit) cost, net	(21)	(30)
Other (income) charges, net	(2)	(46)
Earnings before interest and taxes	320	409
Net interest expense	56	59
Earnings before income taxes	264	350
Provision for income taxes	55	60
Net earnings	209	290
Less: Net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to Eastman	$209	$290

Basic earnings per share attributable to Eastman	$1.50	$2.03
Diluted earnings per share attributable to Eastman	$1.49	$2.00

Comprehensive Income
Net earnings including noncontrolling interest	$209	$290
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	30	27
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	10	(23)
Reclassification adjustment for (gains) losses included in net income, net	(2)	—
Total other comprehensive income (loss), net of tax	31	(3)
Comprehensive income including noncontrolling interest	240	287
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Eastman	$240	$287
Retained Earnings
Retained earnings at beginning of period	$7,573	$6,802
Cumulative effect adjustment resulting from adoption of new accounting standards	(20)	16
Net earnings attributable to Eastman	209	290
Cash dividends declared	(87)	(82)
Retained earnings at end of period	$7,675	$7,026

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$195	$226
Trade receivables, net of allowance for doubtful accounts	1,297	1,154
Miscellaneous receivables	285	329
Inventories	1,704	1,583
Other current assets	70	73
Total current assets	3,551	3,365
Properties
Properties and equipment at cost	12,796	12,731
Less: Accumulated depreciation	7,220	7,131
Net properties	5,576	5,600
Goodwill	4,477	4,467
Intangible assets, net of accumulated amortization	2,130	2,185
Other noncurrent assets	627	378
Total assets	$16,361	$15,995

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,490	$1,608
Borrowings due within one year	862	243
Total current liabilities	2,352	1,851
Long-term borrowings	5,602	5,925
Deferred income tax liabilities	892	884
Post-employment obligations	915	925
Other long-term liabilities	681	532
Total liabilities	10,442	10,117
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,523,859 and 219,140,523 for 2019 and 2018, respectively)	2	2
Additional paid-in capital	2,060	2,048
Retained earnings	7,675	7,573
Accumulated other comprehensive income (loss)	(194)	(245)
	9,543	9,378
Less: Treasury stock at cost (80,996,065 shares for 2019 and 79,413,989 shares for 2018)	3,700	3,575
Total Eastman stockholders' equity	5,843	5,803
Noncontrolling interest	76	75
Total equity	5,919	5,878
Total liabilities and stockholders' equity	$16,361	$15,995

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2019	2018
Operating activities
Net earnings	$209	$290
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	155	152
Gain from property insurance	—	(50)
Provision for deferred income taxes	4	11
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(149)	(223)
(Increase) decrease in inventories	(122)	(80)
Increase (decrease) in trade payables	(42)	8
Pension and other postretirement contributions (in excess of) less than expenses	(36)	(36)
Variable compensation (in excess of) less than expenses	(77)	(77)
Other items, net	53	(30)
Net cash used in operating activities	(5)	(35)
Investing activities
Additions to properties and equipment	(106)	(128)
Proceeds from property insurance	—	50
Acquisitions, net of cash acquired	(19)	—
Net cash used in investing activities	(125)	(78)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	370	199
Proceeds from borrowings	125	275
Repayment of borrowings	(175)	(175)
Dividends paid to stockholders	(87)	(80)
Treasury stock purchases	(125)	(100)
Other items, net	(6)	(3)
Net cash provided by financing activities	102	116
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net change in cash and cash equivalents	(31)	3
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$195	$194

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2018 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of the items noted below. The December 31, 2018 financial position data included herein was derived from the audited consolidated financial statements included in the 2018 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2016-02 Leases: On January 1, 2019, Eastman adopted this standard, and related releases, under the modified retrospective optional transition method such that prior period financial statements have not been adjusted to reflect the impact of the new standard and adoption did not result in an impact to retained earnings. Upon adoption, operating right-to-use assets and lease liabilities were $208 million. The new standard establishes two types of leases: finance and operating. Both finance and operating leases will have associated right-to-use assets and lease liabilities that have been valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statement of Financial Position. For further information, see Note 8, "Leases and Off Balance Sheet Items".

ASU 2018-02 Income Statement - Reporting Comprehensive Income: On January 1, 2019, Eastman adopted this standard in the current period resulting in the reclassification of $20 million of stranded tax expense from accumulated other comprehensive income (loss) ("AOCI") to retained earnings as a result of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). The amount of the reclassification is the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances related to items remaining in AOCI.

ASU 2018-15 Internal-Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract: On January 1, 2019, Eastman adopted this standard prospectively which did not result in a material impact on the Company's financial statements and related disclosures.

ASU 2018-16 Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes: On January 1, 2019, Eastman adopted this standard prospectively for qualifying new or redesignated hedging relationships. Management does not expect the adoption of this standard will materially impact the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Issued But Not Adopted as of March 31, 2019

ASU 2016-13 Financial Instruments - Credit Losses: In June 2016, the Financial Accounting Standards Board ("FASB") issued this standard relating to credit losses. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. In November 2018, the FASB issued amendment 2018-19 to clarify that receivables arising from operating leases are not within the scope of this sub-topic but instead, impairment of such operating lease receivables should be accounted for in accordance with ASU 2016-02 Leases above. The new standard application is mixed among the various elements that include modified retrospective and prospective transition methods. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

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

2018-18 Collaborative Arrangements - Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers): In November 2018, the FASB issued clarification in regards to which contracts are accounted for under Topic 808 and Topic 606 as well as alignment of guidance between the two pronouncements. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, this update is to be applied retrospectively to the date of initial application of Topic 606. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

ASU 2019-01 Leases - Codification Improvements: In March 2019, the FASB issued this update in response to stakeholder inquiries regarding transition to the new leasing standard. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, this update is to be applied as of the adoption date and using the same transition methodology of ASU 2016-02 Leases. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2019	2018
Finished goods	$1,201	$1,143
Work in process	260	262
Raw materials and supplies	572	515
Total inventories at FIFO or average cost	2,033	1,920
Less: LIFO reserve	329	337
Total inventories	$1,704	$1,583

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent of total inventories at both March 31, 2019 and December 31, 2018.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2019	2018
Trade creditors	$857	$914
Accrued payroll and variable compensation	115	197
Accrued taxes	67	94
Other	451	403
Total payables and other current liabilities	$1,490	$1,608

"Other" consists primarily of accruals for post-employment obligations, dividends payable, interest payable, the current portion of operating lease liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	First Quarter
(Dollars in millions)	2019		2018
	$	%	$	%
Provision for income taxes and tax rate	$55	21%	$60	17%

The first quarter 2019 effective tax rate includes adjustments to the tax provision to reflect planned amendments to and expected finalization of a prior year's income tax return in a foreign jurisdiction. The first quarter 2018 effective tax rate included the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act.

The U.S. Department of Treasury has issued a number of proposed regulations related to implementation of the provisions of the Tax Reform Act and certain states may issue clarifying guidance regarding state income tax conformity to the current federal tax code. Finalization of these regulations in 2019 or future periods may result in changes in the period of enactment to the amounts currently reported in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2019	2018
Borrowings consisted of:
2.7% notes due January 2020	$250	$250
4.5% notes due January 2021	185	185
3.5% notes due December 2021	298	297
3.6% notes due August 2022	739	739
1.50% notes due May 2023 (1)	840	855
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	692	691
1.875% notes due November 2026 (1)	556	566
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	492	492
4.8% notes due September 2042	493	493
4.65% notes due October 2044	872	872
Commercial paper and short-term borrowings	612	243
Credit facilities borrowings	—	50
Total borrowings	6,464	6,168
Borrowings due within one year	862	243
Long-term borrowings	$5,602	$5,925

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

Credit Facilities and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2019, the Company's commercial paper borrowings were $502 million with a weighted average interest rate of 2.76 percent. At December 31, 2018, the Company's commercial paper borrowings were $130 million with a weighted average interest rate of 2.91 percent.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2019, $125 million available under the A/R Facility was borrowed and $175 million repaid using available cash. At March 31, 2019, the Company had no borrowings outstanding under the A/R Facility. At December 31, 2018, the Company's borrowings under the A/R Facility were $50 million with an interest rate of 3.39 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to borrowings of up to €150 million ($169 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees and are classified as short-term. At March 31, 2019, the Company's outstanding borrowings under this facility were $110 million with a weighted average interest rate of 1.48 percent. At December 31, 2018, the Company's amount of outstanding borrowings under this facility were $112 million with a weighted average interest rate of 1.70 percent.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2019 and December 31, 2018.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2019 and December 31, 2018 under the fair value hierarchy as described in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings primarily under the commercial paper and receivables facility equals the carrying value and is classified as Level 2. At March 31, 2019 and December 31, 2018, the fair value of total borrowings was $6.720 billion and $6.216 billion, respectively. The Company had no borrowings classified as Level 3 as of March 31, 2019 and December 31, 2018.

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

For further information on hedging programs, see Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of AOCI located in the Unaudited Consolidated Statements of Financial Position and reclassified in earnings in the same period or periods during which the hedged transaction affects earnings.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Unaudited Consolidated Statements of Financial Position. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2019 and December 31, 2018 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2019	December 31, 2018

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€203	€263
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	4	5
Energy (in million british thermal units)	31	40

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€851	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,242	€1,241

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

All of the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2019 and 2018.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of March 31, 2019 and December 31, 2018.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2019 Level 2	December 31, 2018 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$3	$4
Commodity contracts	Other noncurrent assets	1	—
Foreign exchange contracts	Other current assets	16	15
Foreign exchange contracts	Other noncurrent assets	5	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	52	26
Total Derivative Assets		$77	$50

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$11	$24
Commodity contracts	Other long-term liabilities	4	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	3	4
Total Derivative Liabilities		$18	$33
Total Net Derivative Assets (Liabilities)		$59	$17

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $1.4 billion associated with non-derivative instruments designated as foreign currency net investment hedges at both March 31, 2019 and December 31, 2018. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

As of March 31, 2019 and December 31, 2018, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term borrowings (1)	$759	$759	$(10)	$(12)

(1)
At both March 31, 2019 and December 31, 2018, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2019 and 2018.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Commodity contracts	$7	$(11)	$(3)	$(2)
Foreign exchange contracts	1	(13)	6	3
Forward starting interest rate and treasury lock swap contracts	1	1	(1)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	26	(42)	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	19	(11)	—	—
Cross-currency interest rate swaps excluded component	6	(11)	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2019 and 2018.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First quarter
	2019			2018
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,380	$1,806	$56	$2,607	$2,026	$59

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(3)			(2)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	6			3

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net loss of $3 million and $8 million during first quarter 2019 and 2018, respectively, for these derivatives.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $49 million and $112 million at March 31, 2019 and December 31, 2018, respectively. Losses in AOCI decreased March 31, 2019 compared to December 31, 2018 primarily as a result of a decrease in foreign currency exchange rates associated with the euro. If realized, approximately $3 million in pre-tax losses, as of March 31, 2019, would be reclassified into earnings during the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	RETIREMENT PLANS

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. In addition, Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. The Company provides a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that will end on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. Costs recognized for these benefits are estimated amounts, which may change as actual costs for the year are determined.

For additional information regarding retirement plans, see Note 10, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$3	$9	$4	$—	$—
Interest cost	19	5	17	5	6	6
Expected return on assets	(32)	(8)	(37)	(9)	(1)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(10)	(10)
Net periodic benefit (credit) cost	$(6)	$—	$(11)	$—	$(5)	$(6)

8.	LEASES AND OFF BALANCE SHEET ITEMS

Leases

On January 1, 2019, Eastman adopted ASU 2016-02 Leases and related releases under the modified retrospective optional transition method such that prior period financial statements have not been adjusted to reflect the impact of the new standard. The new standard establishes two types of leases: finance and operating. Both types of leases have associated right-to-use assets and lease liabilities that have been valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statement of Financial Position which did not result in an impact to retained earnings.

Upon adoption, the Company elected the practical expedient package wherein: expired or existing contracts were not reassessed as to whether these contracts are or contained a lease; expired or existing contracts were not reassessed for operating or financing classification; and initial direct costs for existing leases were not reassessed. The Company also elected the practical expedient not to assess whether existing or expired land easements that were not previously accounted for under the prior standard are or contain a lease. Lastly, the Company elected the accounting policy not to apply the recognition and measurement requirements to short-term leases with a term of 12 months or less and do not include a bargain purchase option.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At March 31, 2019, operating right-to-use assets of $219 million are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statement of Financial Position and includes $9 million of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statement of Financial Position. There have been no material changes to the future minimum lease payments as of December 31, 2018 as accounted for under the previous lease standard, for these obligations, see Note 11, "Commitments and Off Balance Sheet Arrangements", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. As of March 31, 2019, reconciliation of minimum lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2019	$50
2020	55
2021	43
2022	32
2023	21
2024 and beyond	35
Total minimum lease payments	236
Less: amounts of lease payments representing interest	26
Present value of future minimum lease payments	210
Less: current obligations under leases	57
Long-term lease obligations	$153

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning in second quarter 2019. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lease costs during the period and other information is provided below:

(Dollars in millions)	First Quarter 2019
Lease costs:
Operating lease costs	$15
Short-term lease costs	11
Total	$26

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17
Right-to-use assets obtained in exchange for new lease liabilities	$11
Weighted-average remaining lease term, in years	5
Weighted-average discount rate	4.2%

Off Balance Sheet Items

Supplier Purchase Obligations

The Company had various purchase obligations at March 31, 2019, totaling approximately $2.8 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of approximately $30 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote.

Accounts Receivable Purchase Agreements

The Company has uncommitted accounts receivable purchase agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable at market rates. The total amount of receivables sold in first quarter 2019 and 2018 were $101 million and $39 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial condition. The Company's total reserve for environmental loss contingencies was $294 million and $296 million at March 31, 2019 and December 31, 2018, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2019	December 31, 2018
Environmental contingent liabilities, current	$25	$25
Environmental contingent liabilities, long-term	269	271
Total	$294	$296

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $269 million to the maximum of $507 million at March 31, 2019 and from the best estimate or minimum of $271 million to the maximum of $508 million at December 31, 2018. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts accrued at both March 31, 2019 and December 31, 2018.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2019 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2019	$269

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $25 million at both March 31, 2019 and December 31, 2018.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $46 million at both March 31, 2019 and December 31, 2018, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2019 and 2018 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	209	—	—	209	—	209
Cash Dividends Declared (2) ($0.62 per share)	—	—	(87)	—	—	(87)	—	(87)
Other Comprehensive Income	—	—	—	31	—	31	—	31
Share-Based Compensation Expense (3)	—	18	—	—	—	18	—	18
Stock Option Exercises	—	4	—	—	—	4	—	4
Other (4)	—	(10)	—	—	—	(10)	1	(9)
Share Repurchases	—	—	—	—	(125)	(125)	—	(125)
Balance at March 31, 2019	$2	$2,060	$7,675	$(194)	$(3,700)	$5,843	$76	$5,919

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (5)	—	—	16	—	—	16	—	16
Net Earnings	—	—	290	—	—	290	—	290
Cash Dividends Declared (2) ($0.56 per share)	—	—	(82)	—	—	(82)	—	(82)
Other Comprehensive Loss	—	—	—	(3)	—	(3)	—	(3)
Share-Based Compensation Expense (3)	—	24	—	—	—	24	—	24
Stock Option Exercises	—	13	—	—	—	13	—	13
Other (4)	—	(16)	—	—	—	(16)	—	(16)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at March 31, 2018	$2	$2,004	$7,026	$(212)	$(3,275)	$5,545	$75	$5,620

(1)
On January 1, 2019, the Company adopted a new accounting standard for reporting comprehensive income, which resulted in a reclassification of stranded tax effects from the Tax Reform Act from AOCI to retained earnings. See Note 1, "Significant Accounting Policies", for additional information.

(2)	Cash dividends declared includes cash dividends paid and dividends declared but unpaid.

(3)	Share-based compensation expense is the fair value of share-based awards.

(4)	Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

(5)
On January 1, 2018, the Company adopted new accounting standards for revenue recognition, income taxes, and derivatives and hedging, which resulted in adjustments to beginning retained earnings. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K for specific amounts related to each standard.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(296)	$136	$(48)	$(1)	$(209)
Period change	(13)	(30)	7	—	(36)
Balance at December 31, 2018	(309)	106	(41)	(1)	(245)
Period change (1)	30	22	(1)	—	51
Balance at March 31, 2019	$(279)	$128	$(42)	$(1)	$(194)

(1)
Benefit plans unrecognized prior service credits includes $29 million reclassification of stranded tax expense from AOCI to retained earnings and unrealized gains (losses) on derivative instruments includes $9 million reclassification of stranded tax benefit from AOCI to retained earnings. See Note 1, "Significant Accounting Policies", for additional information.

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman records deferred income taxes on the CTA related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are provided on the CTA of other subsidiaries outside the United States, because the CTA is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$30	$30	$27	$27
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(7)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	13	10	(31)	(23)
Reclassification adjustment for (gains) losses included in net income, net	(3)	(2)	—	—
Total other comprehensive income (loss)	$30	$31	$(14)	$(3)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	First Quarter
(In millions, except per share amounts)	2019	2018
Numerator
Earnings attributable to Eastman, net of tax	$209	$290

Denominator
Weighted average shares used for basic EPS	139.0	142.8
Dilutive effect of stock options and other awards	1.1	2.0
Weighted average shares used for diluted EPS	140.1	144.8

(Calculated using whole dollars and shares)
EPS
Basic	$1.50	$2.03
Diluted	$1.49	$2.00

Shares underlying stock options excluded from the first quarter 2019 and 2018 calculations of diluted EPS were 2,261,873 and 407,573, respectively, because the market value of exercises of these options were less than the cash proceeds that would be received from these exercises. First quarter 2019 and 2018 reflect the impact of share repurchases of 1,582,076 and 994,235, respectively.

The Company declared cash dividends of $0.62 and $0.56 per share in first quarter 2019 and 2018, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	First Quarter
(Dollars in millions)	2019	2018
Severance charges	$28	$2
Other restructuring costs	4	—
Total	$32	$2

First quarter 2019 restructuring charges included $28 million for severance and related costs as part of business improvement and cost reduction initiatives and an additional $4 million restructuring charge related to a capital project in the Additives & Functional Products ("AFP") segment that was discontinued in 2016. In first quarter 2018, the Company recognized restructuring charges of $2 million for corporate severance.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2019 and full year 2018:

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2019
Severance costs	$6	$28	$—	$(2)	$32
Other restructuring costs	8	4	1	(1)	12
Total	$14	$32	$1	$(3)	$44

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2018
Non-cash charges	$—	$39	$(39)	$—	$—
Severance costs	19	6	1	(20)	6
Other restructuring costs	10	—	—	(2)	8
Total	$29	$45	$(38)	$(22)	$14

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2019 and 2018, $18 million and $24 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $5 million in both periods was for stock option grants. The compensation expense is recognized over the substantive vesting period, which may be shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. For both first quarter 2019 and 2018, $3 million of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2019 and 2018 net earnings of $14 million and $18 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2019 and 2018, the number of shares underlying stock options granted under the 2017 Omnibus Stock Compensation Plan was approximately 691,000 and 620,000, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2019 and 2018 are provided in the table below:

	First Quarter
Assumptions	2019	2018
Expected volatility rate	19.61%	19.03%
Expected dividend yield	2.41%	2.48%
Average risk-free interest rate	2.56%	2.61%
Expected term years	5.7	5.1

The grant date exercise price and fair value of options granted during first quarter 2019 were $82.69 and $13.60, respectively, and first quarter 2018 were $104.21 and $15.90, respectively.

For options unvested at March 31, 2019, $8 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance share awards, restricted stock and restricted stock unit awards, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo simulation-based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2019 and 2018 for the

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2019-2021 and 2018-2020 periods were approximately 412,000 and 310,000, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2019 and 2018 were approximately 116,000 and 135,000, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2019 and 2018, $13 million and $19 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2019 was approximately $105 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

15.	OTHER (INCOME) CHARGES, NET

	First Quarter
(Dollars in millions)	2019	2018
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	$—	$8
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(5)
Coal gasification incident property insurance	—	(50)
Other, net	1	1
Other (income) charges, net	$(2)	$(46)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Three Months
	2019	2018
Other current assets	$2	$(29)
Other noncurrent assets	6	14
Payables and other current liabilities	59	(14)
Long-term liabilities and equity	(14)	(1)
Total	$53	$(30)

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous receivables and accruals.

17.	SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary between the Company's business operating segments and the geographical regions in which they serve. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 19, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2018 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract, but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were not material as of March 31, 2019 or December 31, 2018. Contract assets were $62 million as of March 31, 2019 and December 31, 2018 and are included as a component of "Miscellaneous receivables" in the Unaudited Consolidated Statements of Financial Position.

(Dollars in millions)	First Quarter
Sales by Segment	2019	2018
Additives & Functional Products	$855	$939
Advanced Materials	657	693
Chemical Intermediates	655	730
Fibers	213	245
Total Sales by Operating Segment	2,380	2,607
Other	—	—
Total Sales	$2,380	$2,607

(Dollars in millions)	First Quarter
Earnings Before Interest and Taxes by Segment	2019	2018
Additives & Functional Products	$146	$176
Advanced Materials	102	135
Chemical Intermediates	73	70
Fibers	42	43
Total Earnings Before Interest and Taxes by Operating Segment	363	424
Other
Growth initiatives and businesses not allocated to operating segments	(27)	(26)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	12	21
Asset impairments and restructuring charges, net	(28)	(2)
Other income (charges), net not allocated to operating segments	—	(8)
Total Earnings Before Interest and Taxes	$320	$409

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	March 31,	December 31,
Assets by Segment (1)	2019	2018
Additives & Functional Products	$6,561	$6,545
Advanced Materials	4,610	4,456
Chemical Intermediates	2,890	2,934
Fibers	1,050	978
Total Assets by Operating Segment	15,111	14,913
Corporate Assets	1,250	1,082
Total Assets	$16,361	$15,995

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	First Quarter
Sales by Customer Location	2019	2018
United States and Canada	$1,000	$1,100
Asia Pacific	553	642
Europe, Middle East, and Africa	689	727
Latin America	138	138
Total Sales	$2,380	$2,607

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2018 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", and "Outlook" in this MD&A.

Management discloses non-GAAP financial measures, and the related reconciliations to the most comparable GAAP financial measures, because it believes investors use these metrics in evaluating longer term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's and its operating segments' performances, make resource allocation decisions, and evaluate organizational and individual performances in determining certain performance-based compensation. Non-GAAP financial measures do not have definitions under GAAP, and may be defined differently by, and not be comparable to, similarly titled measures used by other companies. As a result, management cautions investors not to place undue reliance on any non-GAAP financial measure, but to consider such measures alongside the most directly comparable GAAP measure.

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

•
In first quarter 2018, the Company recognized unusual costs, net of insurance, of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In first quarter 2018, the Company recognized unusual costs resulting from the fourth quarter 2017 Tax Cuts and Jobs Act ("Tax Reform Act") and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. In first quarter 2019, the Company recognized an unusual net decrease to earnings from adjustments of the provision for income taxes resulting from tax law changes, primarily the Tax Reform Act, and the tax impact of the related outside-U.S. entity reorganizations. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

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

Non-GAAP Cash Flow Measure

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by or used in operating activities, less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment, and in 2018 net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

Non-GAAP Measures in this Quarterly Report

The following non-core item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•	Asset impairments and restructuring charges, net.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•	Costs from coal gasification incident in excess of insurance,

•	Costs of currency transaction and professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations, and

•	Adjustments to the provision for income taxes resulting from tax law changes, primarily the Tax Reform Act, and related outside-U.S. entity reorganizations.

As described above, the alternative non-GAAP measure of cash flow, free cash flow, is presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2019	2018
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$32	$2
Unusual items impacting earnings before interest and taxes:
Net coal gasification incident costs	—	37
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	11
Total non-core and unusual items impacting earnings before interest and taxes	32	50
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	6	11
Adjustments from tax law changes and outside-U.S. entity reorganizations	(10)	—
Interim adjustment to tax provision	(3)	5
Total items impacting provision for income taxes	(7)	16
Total items impacting net earnings attributable to Eastman	$39	$34

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses ("SG&A"),

•	Asset impairments and restructuring charges, net,

•	Other (income) charges, net,

•	Earnings before interest and taxes ("EBIT"),

•	Provision for income taxes,

•	Net earnings attributable to Eastman,

•	Diluted EPS, and

•	Net cash used in operating activities.

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, management occasionally has evaluated and disclosed to investors and securities analysts the non-GAAP measure cash provided by or used in operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by or used in operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by or used in operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

The Company generated sales revenue of $2.4 billion and $2.6 billion in first quarter 2019 and 2018, respectively. Sales revenue decreased $227 million as a result of decreases in all operating segments.

EBIT was $320 million and $409 million in first quarter 2019 and 2018, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $352 million and $459 million in first quarter 2019 and 2018, respectively. Adjusted EBIT decreased as a result of decreases in all operating segments.

Further discussion of sales revenue and EBIT changes by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Net earnings and EPS attributable to Eastman and adjusted net earnings and EPS attributable to Eastman were as follows:

	First Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$209	$1.49	$290	$2.00
Total non-core and unusual items, net of tax (1)(2)	36	0.25	39	0.27
Interim adjustment to tax provision (1)	3	0.03	(5)	(0.04)
Adjusted net earnings	$248	$1.77	$324	$2.23

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for first quarter 2019 and 2018.

(2)
Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible. See "Results of Operations - Net Earnings Attributable to Eastman and Diluted Earnings per Share" for the tax effected amount of non-core and unusual items.

In first three months 2019, $5 million net cash was used in operating activities compared to $35 million net cash used in first three months 2018. Free cash flow was $(111) million in first three months 2019 and $(113) million in first three months 2018.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. First quarter 2018 included $37 million costs net of insurance of the disruption, repairs, and reconstruction of coal gasification operations, recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2019	2018	$	%
Sales	$2,380	$2,607	$(227)	(9)%
Volume / product mix effect			(147)	(6)%
Price effect			(34)	(1)%
Exchange rate effect			(46)	(2)%

Sales revenue decreased in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2019	2018	Change
Gross profit	$574	$581	(1)%
Net coal gasification incident costs	—	87
Gross profit excluding unusual item	$574	$668	(14)%

Excluding net coal gasification incident costs, gross profit decreased in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2019	2018	Change
Selling, general and administrative expenses	$187	$190	(2)%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	(3)
Selling, general and administrative expenses excluding unusual item	$187	$187	—%

SG&A expenses in first quarter 2018 included costs for professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses were relatively unchanged.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2019	2018	Change
Research and development expenses	$58	$56	4%

R&D expenses increased primarily due to higher costs of growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	First Quarter
(Dollars in millions)	2019	2018
Severance charges	$28	$2
Other restructuring costs	4	—
Total	$32	$2

First quarter 2019 restructuring charges included $28 million for severance and related costs as part of business improvement and cost reduction initiatives. Management anticipates additional restructuring charges in 2019 from these initiatives resulting in total cost savings of approximately $50 million to be recognized mostly in 2019 primarily in cost of sales and SG&A expenses. First quarter 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016. In first quarter 2018, the Company recognized restructuring charges of $2 million for corporate severance.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2019	2018
Other components of post-employment (benefit) cost, net	$(21)	$(30)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2019	2018
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	$—	$8
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(5)
Coal gasification incident property insurance	—	(50)
Other, net	1	1
Other (income) charges, net	$(2)	$(46)
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	(8)
Coal gasification incident property insurance	—	50
Other (income) charges, net excluding non-core and unusual items	$(2)	$(4)

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2019	2018	Change
Earnings before interest and taxes	$320	$409	(22)%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	11
Asset impairments and restructuring charges, net	32	2
Net coal gasification incident costs	—	37
Earnings before interest and taxes excluding non-core and unusual items	$352	$459	(23)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2019	2018	Change
Gross interest costs	$58	$61
Less: Capitalized interest	1	1
Interest expense	57	60
Less: Interest income	1	1
Net interest expense	$56	$59	(5)%

Net interest expense decreased $3 million primarily as a result of U.S. dollar to euro cross-currency swaps and reduced debt partially offset by increased interest rates.

Provision for Income Taxes

	First Quarter
	2019		2018
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$55	21%	$60	17%
Tax provision for non-core and unusual items (1)	6		11
Adjustments from tax law changes and outside-U.S. entity reorganizations	(10)		—
Interim adjustment to tax provision (2)	(3)		5
Adjusted provision for income taxes and effective tax rate	$48	17%	$76	19%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
First quarter 2019 provision for income taxes were adjusted to reflect the current forecasted full year effective tax rate. First quarter 2018 provision for income taxes were adjusted to reflect the then forecasted full year effective tax rate. The adjusted provision for income taxes for first three months 2019 and 2018 are calculated applying the forecasted full year effective tax rate as shown below.

	First Three Months
	2019	2018
Effective tax rate	21%	17%
Discrete tax items (1)	—%	1%
Tax impact of non-core and unusual items (2)	(2)%	2%
Forecasted full year impact of expected tax events	(2)%	(1)%
Forecasted full year effective tax rate	17%	19%

(1)
"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. First three months 2018 discrete item relates to an adjustment of prior year income tax returns.

(2)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$209	$1.49	$290	$2.00
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	26	0.18	2	0.01
Unusual items, net of tax: (1)
Net coal gasification incident costs	—	—	29	0.20
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	8	0.06
Adjustments from tax law changes and outside-U.S. entity reorganizations	10	0.07	—	—
Interim adjustment to tax provision	3	0.03	(5)	(0.04)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$248	$1.77	$324	$2.23

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment Information", in the Company's 2018 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
	2019	2018	$	%
(Dollars in millions)
Sales	$855	$939	$(84)	(9)%
Volume / product mix effect			(45)	(5)%
Price effect			(16)	(2)%
Exchange rate effect			(23)	(2)%

Earnings before interest and taxes	$146	$176	$(30)	(17)%
Asset impairments and restructuring charges, net	4	—	4
Net coal gasification incident costs	—	2	(2)
Earnings before interest and taxes excluding non-core and unusual items	150	178	(28)	(16)%

Sales revenue decreased due to lower sales volume, particularly for adhesive resins, animal nutrition, and tire additives products; an unfavorable shift in foreign currency exchange rates; and lower selling prices due to lower raw material prices, particularly for care chemicals. Lower sales volume was attributed to continued competitive pressure and customer inventory destocking.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2019 EBIT included a restructuring charge related to a capital project. First quarter 2018 EBIT included net costs from the coal gasification incident. Excluding this non-core item and unusual item, EBIT decreased primarily due to lower sales volume of $18 million, lower selling prices of $17 million, and an unfavorable shift in foreign currency exchange rates of $6 million, partially offset by lower raw material and operating costs of $13 million.

Advanced Materials Segment

	First Quarter
			Change
	2019	2018	$	%
(Dollars in millions)
Sales	$657	$693	$(36)	(5)%
Volume / product mix effect			(29)	(4)%
Price effect			8	1%
Exchange rate effect			(15)	(2)%

Earnings before interest and taxes	$102	$135	$(33)	(24)%
Net coal gasification incident costs	—	3	(3)
Earnings before interest and taxes excluding unusual item	102	138	(36)	(26)%

Sales revenue decreased primarily due to lower specialty plastics sales volume and an unfavorable shift in foreign currency exchange rates. Lower specialty plastics sales volume is attributed to continued customer inventory destocking related to uncertainty caused by the U.S. - China trade dispute. Increased automotive paint protection film and architectural interlayers products sales volumes were offset by decreased advanced interlayers and other performance films products sales volumes due to declines in global vehicle production and sales.

First quarter 2018 EBIT included net costs from the coal gasification incident. Excluding this unusual item, EBIT decreased primarily due to lower sales volume of $21 million, higher raw material costs of $9 million, and an unfavorable shift in foreign currency exchange rates of $6 million.

Chemical Intermediates Segment

	First Quarter
			Change
	2019	2018	$	%
(Dollars in millions)
Sales	$655	$730	$(75)	(10)%
Volume / product mix effect			(47)	(6)%
Price effect			(21)	(3)%
Exchange rate effect			(7)	(1)%

Earnings before interest and taxes	$73	$70	$3	4%
Net coal gasification incident costs	—	19	(19)
Earnings before interest and taxes excluding unusual item	73	89	(16)	(18)%

Sales revenue decreased primarily due to lower sales volume affected by actions taken to reduce bulk ethylene sales enabled by the completion of modifications to the Longview, Texas manufacturing site's olefin cracking units to allow for the introduction of refinery-grade propylene into the feedstock mix. Sales revenue was also negatively impacted by lower selling prices resulting from lower market raw material prices for specific olefin derivative products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2018 EBIT included net costs from the coal gasification incident. Excluding this unusual item, EBIT decreased primarily due to lower sales volume of $10 million and lower selling prices partially offset by lower raw material and energy costs for specific olefin derivative products of $7 million.

Fibers Segment

	First Quarter
			Change
	2019	2018	$	%
(Dollars in millions)
Sales	$213	$245	$(32)	(13)%
Volume / product mix effect			(26)	(11)%
Price effect			(5)	(2)%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$42	$43	$(1)	(2)%
Net coal gasification incident costs	—	13	(13)
Earnings before interest and taxes excluding unusual item	42	56	(14)	(25)%

Sales revenue decreased primarily due to lower acetate tow sales volume attributed to the U.S. - China trade dispute and customer buying patterns, and lower acetate tow selling prices attributed to lower industry capacity utilization.
First quarter 2018 EBIT included net costs from the coal gasification incident. Excluding this unusual item, adjusted EBIT decreased primarily due to the net impact of $16 million of lower acetate tow sales volume and lower selling prices, partially offset by lower raw material costs.
Other

	First Quarter
	2019	2018
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(27)	$(26)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	12	21
Asset impairments and restructuring charges, net	(28)	(2)
Other income (charges), net not allocated to operating segments	—	(8)
Loss before interest and taxes before non-core and unusual items	$(43)	$(15)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	11
Asset impairments and restructuring charges, net	28	2
Loss before interest and taxes excluding non-core and unusual items	(15)	(2)

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2019	2018	$	%
United States and Canada	$1,000	$1,100	$(100)	(9)%
Asia Pacific	553	642	(89)	(14)%
Europe, Middle East, and Africa	689	727	(38)	(5)%
Latin America	138	138	—	—%
Total Eastman Chemical Company	$2,380	$2,607	$(227)	(9)%

Sales revenue in United States and Canada decreased primarily due to lower sales volume in all operating segments, particularly the CI segment, and lower selling prices in the CI segment.

Sales revenue in Asia Pacific decreased primarily due to lower sales volume in all operating segments, particularly the AM and Fibers segments.

Sales revenue in Europe, Middle East, and Africa decreased primarily due to unfavorable foreign currency exchange rates.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Three Months
(Dollars in millions)	2019	2018
Net cash provided by (used in)
Operating activities	$(5)	$(35)
Investing activities	(125)	(78)
Financing activities	102	116
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Net change in cash and cash equivalents	(31)	3
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$195	$194

Cash used in operating activities decreased $30 million in first three months 2019 compared with first three months 2018. First three months 2018 included net cash of $110 million used in operating activities related to the coal gasification incident. Excluding this item, net cash used in operating activities increased $80 million in 2019 due to lower net earnings and increased net working capital, partially offset by lower tax payments included as a part of "Other items, net" in the Unaudited Consolidated Statements of Cash Flows.

Cash used in investing activities increased $47 million in first three months 2019 compared with first three months 2018. First three months 2018 included $50 million proceeds from coal gasification incident insurance for property damage. Excluding this item, cash used in investing activities was relatively unchanged.

Cash provided by financing activities decreased $14 million in first three months 2019 compared with first three months 2018. The decrease was primarily due to higher share repurchases and dividend payments partially offset by increased net proceeds from borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Three Months
(Dollars in millions)	2019	2018
Net cash used in operating activities	$(5)	$(35)
Capital expenditures
Additions to properties and equipment	(106)	(128)
Proceeds from property insurance (1)	—	50
Net capital expenditures	(106)	(78)
Free cash flow	$(111)	$(113)

(1)	Cash proceeds from insurance for coal gasification incident property damage.

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

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At March 31, 2019, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2019, the Company's commercial paper borrowings were $502 million with a weighted average interest rate of 2.76 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At March 31, 2019, the Company had no borrowings outstanding under the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to borrowings of up to €150 million ($169 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees. At March 31, 2019, the Company's amount of outstanding borrowings under this facility were $110 million with a weighted average interest rate of 1.48 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2019 and December 31, 2018. The total amount of available borrowings under the A/R and Credit Facilities was approximately $1.75 billion as of March 31, 2019. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At March 31, 2019, the Company's borrowings totaled $6.5 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial condition. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding outstanding environmental matters and asset retirement obligations.

See Note 8, "Leases and Off Balance Sheet Items", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding other commitments.

Off Balance Sheet Items

The Company has uncommitted accounts receivable purchase agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold into these programs and the financial institutions' willingness to purchase such receivables. In addition, certain of these agreements also require that the Company continue to service, administer and collect the sold accounts receivable at market rates. The total amount of receivables sold in first quarter 2019 and 2018 were $101 million and $39 million, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under service agreements, the Company estimates that $77 million and $76 million of these receivables would have been outstanding as of March 31, 2019 and December 31, 2018, respectively.

See Note 8, "Leases and Off Balance Sheet Items", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding off balance sheet items.

Capital Expenditures

Capital expenditures were $106 million and $128 million in first three months 2019 and 2018, respectively. Capital expenditures in 2019 were primarily for manufacturing capacity debottlenecking and site modernization projects at the Kingsport, Tennessee and Longview, Texas manufacturing sites. The Company expects that 2019 capital expenditures will be between $475 million and $500 million, primarily for targeted growth initiatives and maintenance.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of March 31, 2019, a total of 4,052,831 shares have been repurchased under this authorization for a total amount of $373 million.

The Board of Directors declared a cash dividend of $0.62 per share during the second quarter of 2019, payable on July 5, 2019 to stockholders of record on June 17, 2019.

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

OUTLOOK

In 2019, management expects adjusted EPS to be six to ten percent higher than 2018 and greater than $1.1 billion free cash flow. These expectations assume:

•
earnings to benefit from a robust portfolio of specialty businesses in attractive niche end-markets, strong growth in high margin, innovative products, relatively unchanged manufacturing costs due to aggressive cost management, and $40 million of cost savings resulting from business improvement and cost reduction initiatives;

•
earnings to be negatively impacted by slow global economic growth, the U.S. - China trade dispute, a stronger U.S. dollar, and higher pension costs due to lower expected return on assets and higher interest costs;

•	interest expense of approximately $225 million;

•	the full-year effective tax rate on reported earnings before income tax to be approximately 17 percent;

•	depreciation and amortization of approximately $620 million;

•	capital expenditures between $475 million and $500 million;

•	reduction in debt to be lower than 2018; and

•	increased share repurchases compared to 2018.

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

The Company's business and operating results were affected by the impact of the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that affected the global economy. Continued uncertainty in the global economy and global capital markets may adversely affect Eastman's results of operations, financial condition, and cash flows. In addition, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

There have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2018 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of March 31, 2019, a total of 4,052,831 shares have been repurchased under this authorization for a total amount of $373 million. During first three months 2019, the Company repurchased 1,582,076 shares of common stock for a cost of $125 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
January 1 - 31, 2019	655,701	$76.25	655,701	$1.702	billion
February 1 - 28, 2019	587,459	$81.80	587,459	$1.654	billion
March 1 - 31, 2019	338,916	$79.51	338,916	$1.627	billion
Total	1,582,076	$79.01	1,582,076

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

4.09	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.10	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.11	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.12	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.13	Form of 2.70% Note due 2020 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 20, 2014)

EXHIBIT INDEX
Exhibit Number	Description
4.14	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

4.15
Form of 1.50% Note due 2023 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 2016 and Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.16	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.17	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.18	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

10.01 *	Form of Performance Share Awards to Executive Officers (2019 - 2021 Performance Period) (replaces Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2019

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2019

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2019

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2019

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 3, 2019	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer