Form 10-Q
period 2019-06-30
EASTMAN CHEMICAL CO
filed 2019-08-06
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-12626

EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware		62-1539359
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification no.)

200 South Wilcox Drive
Kingsport	Tennessee	37662
(Address of principal executive offices)		(Zip Code)
Registrant's telephone number, including area code: (423) 229-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EMN	New York Stock Exchange
1.50% Notes Due 2023	EMN23	New York Stock Exchange
1.875% Notes Due 2026	EMN26	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2019
Common Stock, par value $0.01 per share	136,994,148
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	51

1A.	Risk Factors	52

2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

6.	Exhibits	53

SIGNATURES

Signatures	55

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, and benefits from, the integration of, and expected business and financial performance of, acquired businesses; strategic and technology and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Sales	$2,363	$2,621	$4,743	$5,228
Cost of sales	1,774	1,917	3,580	3,943
Gross profit	589	704	1,163	1,285
Selling, general and administrative expenses	165	189	352	379
Research and development expenses	57	60	115	116
Asset impairments and restructuring charges, net	18	4	50	6
Other components of post-employment (benefit) cost, net	(21)	(30)	(42)	(60)
Other (income) charges, net	(1)	(10)	(3)	(56)
Earnings before interest and taxes	371	491	691	900
Net interest expense	55	61	111	120
Earnings before income taxes	316	430	580	780
Provision for income taxes	57	84	112	144
Net earnings	259	346	468	636
Less: Net earnings attributable to noncontrolling interest	1	2	1	2
Net earnings attributable to Eastman	$258	$344	$467	$634

Basic earnings per share attributable to Eastman	$1.87	$2.42	$3.37	$4.45
Diluted earnings per share attributable to Eastman	$1.85	$2.39	$3.34	$4.39

Comprehensive Income
Net earnings including noncontrolling interest	$259	$346	$468	$636
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(13)	(34)	17	(7)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(8)	(8)	(15)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(22)	64	(12)	41
Reclassification adjustment for (gains) losses included in net income, net	2	(3)	—	(3)
Total other comprehensive income (loss), net of tax	(41)	19	(10)	16
Comprehensive income including noncontrolling interest	218	365	458	652
Less: Comprehensive income attributable to noncontrolling interest	1	2	1	2
Comprehensive income attributable to Eastman	$217	$363	$457	$650
Retained Earnings
Retained earnings at beginning of period	$7,675	$7,026	$7,573	$6,802
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	(20)	16
Net earnings attributable to Eastman	258	344	467	634
Cash dividends declared	(85)	(78)	(172)	(160)
Retained earnings at end of period	$7,848	$7,292	$7,848	$7,292

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$186	$226
Trade receivables, net of allowance for doubtful accounts	1,232	1,154
Miscellaneous receivables	286	329
Inventories	1,730	1,583
Other current assets	82	73
Total current assets	3,516	3,365
Properties
Properties and equipment at cost	12,848	12,731
Less: Accumulated depreciation	7,298	7,131
Net properties	5,550	5,600
Goodwill	4,481	4,467
Intangible assets, net of accumulated amortization	2,093	2,185
Other noncurrent assets	616	378
Total assets	$16,256	$15,995

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,495	$1,608
Borrowings due within one year	731	243
Total current liabilities	2,226	1,851
Long-term borrowings	5,624	5,925
Deferred income tax liabilities	888	884
Post-employment obligations	892	925
Other long-term liabilities	680	532
Total liabilities	10,310	10,117
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,607,125 and 219,140,523 for 2019 and 2018, respectively)	2	2
Additional paid-in capital	2,079	2,048
Retained earnings	7,848	7,573
Accumulated other comprehensive income (loss)	(235)	(245)
	9,694	9,378
Less: Treasury stock at cost (82,663,775 shares for 2019 and 79,413,989 shares for 2018)	3,825	3,575
Total Eastman stockholders' equity	5,869	5,803
Noncontrolling interest	77	75
Total equity	5,946	5,878
Total liabilities and stockholders' equity	$16,256	$15,995

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2019	2018
Operating activities
Net earnings	$468	$636
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	311	300
Gain from property insurance	—	(65)
Provision for deferred income taxes	11	5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(80)	(213)
(Increase) decrease in inventories	(148)	(158)
Increase (decrease) in trade payables	(88)	(10)
Pension and other postretirement contributions (in excess of) less than expenses	(65)	(78)
Variable compensation (in excess of) less than expenses	(45)	(24)
Other items, net	53	15
Net cash provided by operating activities	417	408
Investing activities
Additions to properties and equipment	(198)	(244)
Proceeds from property insurance	—	65
Acquisitions, net of cash acquired	(19)	—
Other items, net	(2)	—
Net cash used in investing activities	(219)	(179)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	239	268
Proceeds from borrowings	225	350
Repayment of borrowings	(275)	(428)
Dividends paid to stockholders	(173)	(160)
Treasury stock purchases	(250)	(250)
Dividends paid to noncontrolling interest	(1)	(2)
Other items, net	(2)	(1)
Net cash used in financing activities	(237)	(223)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	(40)	2
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$186	$193

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2016-02 Leases: On January 1, 2019, Eastman adopted this standard, and related releases, under the modified retrospective optional transition method such that prior period financial statements have not been adjusted to reflect the impact of the new standard and adoption did not result in an impact to retained earnings. Upon adoption, operating right-to-use assets and lease liabilities were $208 million. The new standard establishes two types of leases: finance and operating. Both finance and operating leases have associated right-to-use assets and lease liabilities that have been valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statement of Financial Position. For further information, see Note 8, "Leases and Off Balance Sheet Items".

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

Accounting Standards Issued But Not Adopted as of June 30, 2019

ASU 2016-13 Financial Instruments - Credit Losses: In June 2016, the Financial Accounting Standards Board ("FASB") issued this standard relating to credit losses and subsequent related releases. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. This standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period, beginning after December 15, 2018. The new standard application is mixed among the various elements that include modified retrospective and prospective transition methods. Management does not expect that changes in its accounting required by the new standard will materially impact the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-13 Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary change impacting Eastman in this update is in regards to disclosures of fair value levels, assessment thereof, and transfers between those levels. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. Management is currently evaluating implementation options and impact on the Company's related disclosures.

ASU 2018-14 Retirement Benefits - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary change impacting Eastman is the addition of disclosures related to significant gains and losses related to changes in the benefit obligation for the period and weighted-average interest crediting rates for cash balance plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. Management is currently evaluating the impact on the Company's related disclosures.

ASU 2018-18 Collaborative Arrangements - Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers): In November 2018, the FASB issued clarification in regards to which contracts are accounted for under Topic 808 and Topic 606 as well as alignment of guidance between the two pronouncements. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, this update is to be applied retrospectively to the date of initial application of Topic 606. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

ASU 2019-01 Leases - Codification Improvements: In March 2019, the FASB issued this update in response to stakeholder inquiries regarding the new leasing standard. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, this update is to be applied as of the adoption date and using the same transition methodology of ASU 2016-02 Leases. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2019	2018
Finished goods	$1,205	$1,143
Work in process	252	262
Raw materials and supplies	573	515
Total inventories at FIFO or average cost	2,030	1,920
Less: LIFO reserve	300	337
Total inventories	$1,730	$1,583

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent of total inventories at both June 30, 2019 and December 31, 2018.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2019	2018
Trade creditors	$814	$914
Accrued payroll and variable compensation	116	197
Accrued taxes	89	94
Other	476	403
Total payables and other current liabilities	$1,495	$1,608

"Other" consists primarily of accruals for post-employment obligations, dividends payable, interest payable, the current portion of operating lease liabilities, the current portion of derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$57	18%	$84	20%	$112	19%	$144	19%

Second quarter and first six months 2019 effective tax rates include adjustments to the tax provision to reflect amendments to and finalization of prior year's income tax returns in foreign jurisdictions. In second quarter and first six months 2018, the Company recognized an increase to the provision for income taxes of $10 million from an adjustment of the provisional net tax benefit recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of outside-U.S. entity reorganizations as part of the transition to an international treasury services center. The adjustment increased the one-time transition tax on deferred foreign income resulting from the Tax Reform Act. First six months 2018 effective tax rate included the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2019	2018
Borrowings consisted of:
2.7% notes due January 2020	$250	$250
4.5% notes due January 2021	185	185
3.5% notes due December 2021	298	297
3.6% notes due August 2022	739	739
1.50% notes due May 2023 (1)	851	855
7 1/4% debentures due January 2024	197	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	695	691
1.875% notes due November 2026 (1)	563	566
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	492	492
4.8% notes due September 2042	493	493
4.65% notes due October 2044	873	872
Commercial paper and short-term borrowings	481	243
Credit facilities borrowings	—	50
Total borrowings	6,355	6,168
Borrowings due within one year	731	243
Long-term borrowings	$5,624	$5,925

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

Credit Facilities and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2019, the Company's commercial paper borrowings were $373 million with a weighted average interest rate of 2.63 percent. At December 31, 2018, the Company's commercial paper borrowings were $130 million with a weighted average interest rate of 2.91 percent.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. In first quarter 2019, $125 million available under the A/R Facility was borrowed and $175 million repaid using available cash. In second quarter 2019, $100 million available under the A/R Facility was borrowed and $100 million repaid using available cash. At June 30, 2019, the Company had no borrowings outstanding under the A/R Facility. At December 31, 2018, the Company's borrowings under the A/R Facility were $50 million with an interest rate of 3.39 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to borrowings of up to €150 million ($171 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees and are classified as short-term. At June 30, 2019, the Company's outstanding borrowings under this facility were $108 million with a weighted average interest rate of 1.58 percent. At December 31, 2018, the Company's amount of outstanding borrowings under this facility were $112 million with a weighted average interest rate of 1.70 percent.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2019 and December 31, 2018.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2019 and December 31, 2018 under the fair value hierarchy as described in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings primarily under the commercial paper and receivables facility equals the carrying value and is classified as Level 2. At June 30, 2019 and December 31, 2018, the fair value of total borrowings was $6.781 billion and $6.216 billion, respectively. The Company had no borrowings classified as Level 3 as of June 30, 2019 and December 31, 2018.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2019 and December 31, 2018 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2019	December 31, 2018

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€377	€263
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	3	5
Energy (in million british thermal units)	32	40

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€851	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,242	€1,241

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

All of the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter 2019 and 2018.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of June 30, 2019 and December 31, 2018.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2019 Level 2	December 31, 2018 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$—	$4
Foreign exchange contracts	Other current assets	10	15
Foreign exchange contracts	Other noncurrent assets	3	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	45	26
Total Derivative Assets		$59	$50

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$25	$24
Commodity contracts	Other long-term liabilities	4	5
Foreign exchange contracts	Payables and other current liabilities	1	—
Foreign exchange contracts	Other long-term liabilities	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	1	4
Total Derivative Liabilities		$32	$33
Total Net Derivative Assets (Liabilities)		$27	$17

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $1.4 billion associated with non-derivative instruments designated as foreign currency net investment hedges at both June 30, 2019 and December 31, 2018. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2019 and December 31, 2018, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term borrowings (1)	$762	$759	$(8)	$(12)

(1)
At both June 30, 2019 and December 31, 2018, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2019 and 2018.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Commodity contracts	$(13)	$40	$(6)	$29	$(8)	$(3)	$(11)	$(5)
Foreign exchange contracts	(7)	20	(6)	7	7	8	13	11
Forward starting interest rate and treasury lock swap contracts	1	1	2	2	(1)	(1)	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(18)	81	8	39	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(13)	26	6	15	—	—	—	—
Cross-currency interest rate swaps excluded component	7	—	13	(11)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter 2019 and 2018.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2019			2018
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,363	$1,774	$55	$2,621	$1,917	$61

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(8)			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	7			8

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first six months 2019 and 2018.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2019			2018
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$4,743	$3,580	$111	$5,228	$3,943	$120

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(11)			(5)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	13			11

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net loss on these derivatives of $1 million and a net gain of $2 million during second quarter 2019 and 2018, respectively, and recognized a net loss of $4 million and $6 million during first six months 2019 and 2018, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $100 million and $112 million at June 30, 2019 and December 31, 2018, respectively. Losses in AOCI decreased June 30, 2019 compared to December 31, 2018 primarily as a result of a decrease in foreign currency exchange rates associated with the euro, partially offset by commodity price decreases. If realized, approximately $26 million in pre-tax losses, as of June 30, 2019, would be reclassified into earnings during the next 12 months.

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

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$4	$8	$4	$—	$—
Interest cost	19	5	17	5	7	5
Expected return on assets	(33)	(8)	(37)	(10)	(1)	—
Amortization of:
Prior service credit, net	—	—	—	—	(10)	(10)
Net periodic benefit (credit) cost	$(7)	$1	$(12)	$(1)	$(4)	$(5)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$14	$7	$17	$8	$—	$—
Interest cost	38	10	34	10	13	11
Expected return on assets	(65)	(16)	(74)	(19)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(20)	(20)
Net periodic benefit (credit) cost	$(13)	$1	$(23)	$(1)	$(9)	$(11)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	LEASES AND OFF BALANCE SHEET ITEMS

Leases

On January 1, 2019, Eastman adopted ASU 2016-02 Leases and related releases under the modified retrospective optional transition method such that prior period financial statements have not been adjusted to reflect the impact of the new standard. The new standard establishes two types of leases: finance and operating. Both types of leases have associated right-to-use assets and lease liabilities that have been valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statement of Financial Position which did not result in an impact to retained earnings. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the collateralized incremental borrowing rate is used.

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At June 30, 2019, operating right-to-use assets of $211 million are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statement of Financial Position and includes $9 million of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statement of Financial Position. There have been no material changes to the future minimum lease payments as of December 31, 2018 as accounted for under the previous lease standard, for these obligations, see Note 11, "Commitments and Off Balance Sheet Arrangements", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. As of June 30, 2019, reconciliation of minimum lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2019	$40
2020	57
2021	45
2022	33
2023	22
2024 and beyond	35
Total minimum lease payments	232
Less: amounts of lease payments representing interest	30
Present value of future minimum lease payments	202
Less: current obligations under leases	56
Long-term lease obligations	$146

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning in first quarter 2020. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Lease costs during the period and other information is provided below:

	Second Quarter	First Six Months
(Dollars in millions)	2019	2019
Lease costs:
Operating lease costs	$17	$32
Short-term lease costs	9	20
Sublease income	(1)	(1)
Total	$25	$51

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$18	$35
Right-to-use assets obtained in exchange for new lease liabilities	10	21

Weighted-average remaining lease term, in years		6
Weighted-average discount rate		4.2%

Off Balance Sheet Items

Supplier Purchase Obligations

The Company had various purchase obligations at June 30, 2019, totaling approximately $2.7 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

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

Accounts Receivable Factoring

The Company has uncommitted accounts receivable factoring agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer and collect the sold accounts receivable at market rates. The total amount of receivables sold in second quarter 2019 and 2018 were $169 million and $44 million, respectively, and $270 million and $85 million in first six months 2019 and 2018, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial condition. The Company's total reserve for environmental loss contingencies was $292 million and $296 million at June 30, 2019 and December 31, 2018, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2019	December 31, 2018
Environmental contingent liabilities, current	$20	$25
Environmental contingent liabilities, long-term	272	271
Total	$292	$296

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $267 million to the maximum of $497 million at June 30, 2019 and from the best estimate or minimum of $271 million to the maximum of $508 million at December 31, 2018. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts accrued at both June 30, 2019 and December 31, 2018.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2019 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	2
Cash reductions	(6)
Balance at June 30, 2019	$267

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $25 million at both June 30, 2019 and December 31, 2018.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $47 million and $46 million at June 30, 2019 and December 31, 2018, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter 2019 and 2018 are provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2019	$2	$2,060	$7,675	$(194)	$(3,700)	$5,843	$76	$5,919
Net Earnings	—	—	258	—	—	258	1	259
Cash Dividends Declared (1) ($0.62 per share)	—	—	(85)	—	—	(85)	—	(85)
Other Comprehensive Loss	—	—	—	(41)	—	(41)	—	(41)
Share Based Compensation Expense (2)	—	15	—	—	—	15	—	15
Stock Option Exercises	—	4	—	—	—	4	—	4
Share Repurchase	—	—	—	—	(125)	(125)	—	(125)
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2018	$2	$2,004	$7,026	$(212)	$(3,275)	$5,545	$75	$5,620
Net Earnings	—	—	344	—	—	344	2	346
Cash Dividends Declared (1) ($0.56 per share)	—	—	(78)	—	—	(78)	—	(78)
Other Comprehensive Income	—	—	—	19	—	19	—	19
Share Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	3	—	—	—	3	—	3
Other	—	—	—	—	—	—	1	1
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2018	$2	$2,021	$7,292	$(193)	$(3,425)	$5,697	$77	$5,774

(1)	Cash dividends declared includes cash dividends paid and dividends declared but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the changes in stockholders' equity for first six months 2019 and 2018 are provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	467	—	—	467	1	468
Cash Dividends Declared (2) ($1.24 per share)	—	—	(172)	—	—	(172)	—	(172)
Other Comprehensive Loss	—	—	—	(10)	—	(10)	—	(10)
Share-Based Compensation Expense (3)	—	33	—	—	—	33	—	33
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (4)	—	(10)	—	—	—	(10)	1	(9)
Share Repurchases	—	—	—	—	(250)	(250)	—	(250)
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (5)	—	—	16	—	—	16	—	16
Net Earnings	—	—	634	—	—	634	2	636
Cash Dividends Declared (2) ($1.12 per share)	—	—	(160)	—	—	(160)	—	(160)
Other Comprehensive Income	—	—	—	16	—	16	—	16
Share-Based Compensation Expense (3)	—	38	—	—	—	38	—	38
Stock Option Exercises	—	16	—	—	—	16	—	16
Other (4)	—	(16)	—	—	—	(16)	1	(15)
Share Repurchases	—	—	—	—	(250)	(250)	—	(250)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2018	$2	$2,021	$7,292	$(193)	$(3,425)	$5,697	$77	$5,774

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(296)	$136	$(48)	$(1)	$(209)
Period change	(13)	(30)	7	—	(36)
Balance at December 31, 2018	(309)	106	(41)	(1)	(245)
Period change (1)	17	14	(21)	—	10
Balance at June 30, 2019	$(292)	$120	$(62)	$(1)	$(235)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(13)	$(13)	$(34)	$(34)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(8)	(10)	(8)
Derivatives and hedging:
Unrealized gain (loss) during period	(29)	(22)	85	64
Reclassification adjustment for (gains) losses included in net income, net	2	2	(4)	(3)
Total other comprehensive income (loss)	$(50)	$(41)	$37	$19

	First Six Months
	2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$17	$17	$(7)	$(7)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(20)	(15)	(20)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(16)	(12)	55	41
Reclassification adjustment for (gains) losses included in net income, net	—	—	(4)	(3)
Total other comprehensive income (loss)	$(19)	$(10)	$24	$16

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

	Second Quarter		First Six Months
(In millions, except per share amounts)	2019	2018	2019	2018
Numerator
Earnings attributable to Eastman, net of tax	$258	$344	$467	$634

Denominator
Weighted average shares used for basic EPS	137.8	141.9	138.4	142.3
Dilutive effect of stock options and other awards	1.3	2.1	1.3	2.1
Weighted average shares used for diluted EPS	139.1	144.0	139.7	144.4

(Calculated using whole dollars and shares)
EPS
Basic	$1.87	$2.42	$3.37	$4.45
Diluted	$1.85	$2.39	$3.34	$4.39

Shares underlying stock options excluded from both second quarter and first six months 2019 calculations of diluted EPS were 2,242,478 because the market value of exercises of these options were less than the cash proceeds that would be received from these exercises. Second quarter and first six months 2019 reflect the impact of share repurchases of 1,667,710 and 3,249,786, respectively.

Shares underlying stock options excluded from both second quarter and first six months 2018 calculations of diluted EPS were 407,573 because the market value of exercises of these options were less than the cash proceeds that would be received from these exercises. Second quarter and first six months 2018 reflect the impact of share repurchases of 1,415,539 and 2,409,774, respectively.

The Company declared cash dividends of $0.62 and $0.56 per share in second quarter 2019 and 2018, respectively, and $1.24 and $1.12 per share in first six months 2019 and 2018, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Severance charges	$16	$4	44	6
Other restructuring costs	2	—	6	—
Total	$18	$4	$50	$6

Second quarter and first six months 2019 restructuring charges included $18 million and $46 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives. First six months 2019 also included an additional $4 million restructuring charge related to a capital project in the Additives & Functional Products ("AFP") segment that was discontinued in 2016. In second quarter and first six months 2018, the Company recognized restructuring charges of $4 million and $6 million, respectively, for corporate severance.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2019 and full year 2018:

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2019
Severance costs	$6	$44	$—	$(15)	$35
Other restructuring costs	8	6	1	(4)	11
Total	$14	$50	$1	$(19)	$46

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2018
Non-cash charges	$—	$39	$(39)	$—	$—
Severance costs	19	6	1	(20)	6
Other restructuring costs	10	—	—	(2)	8
Total	$29	$45	$(38)	$(22)	$14

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2019 and 2018, $15 million and $14 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2019 and 2018 net earnings of $11 million and $10 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2019 and 2018, $33 million and $38 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2019 and 2018 net earnings of $25 million and $28 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER (INCOME) CHARGES, NET

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Foreign exchange transaction (gains) losses, net	$2	$7	$2	$7
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	5	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(7)	(6)	(12)
Coal gasification incident property insurance	—	(15)	—	(65)
Other, net	—	—	1	1
Other (income) charges, net	$(1)	$(10)	$(3)	$(56)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Six Months
	2019	2018
Other current assets	$(12)	$(53)
Other noncurrent assets	6	19
Payables and other current liabilities	62	31
Long-term liabilities and equity	(3)	18
Total	$53	$15

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

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract, but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were not material as of June 30, 2019 or December 31, 2018. Contract assets were $63 million and $62 million as of June 30, 2019 and December 31, 2018, respectively, and are included as a component of "Miscellaneous receivables" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2019	2018	2019	2018
Additives & Functional Products	$823	$942	$1,678	$1,881
Advanced Materials	696	729	1,353	1,422
Chemical Intermediates	631	709	1,286	1,439
Fibers	213	241	426	486
Total Sales	$2,363	$2,621	$4,743	$5,228

(Dollars in millions)	Second Quarter		First Six Months
Earnings Before Interest and Taxes by Segment	2019	2018	2019	2018
Additives & Functional Products	$147	$192	$293	$368
Advanced Materials	145	150	247	285
Chemical Intermediates	63	85	136	155
Fibers	51	83	93	126
Total Earnings Before Interest and Taxes by Operating Segment	406	510	769	934
Other
Growth initiatives and businesses not allocated to operating segments	(25)	(27)	(52)	(53)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	11	20	23	41
Asset impairments and restructuring charges, net	(18)	(4)	(46)	(6)
Other income (charges), net not allocated to operating segments	(3)	(8)	(3)	(16)
Total Earnings Before Interest and Taxes	$371	$491	$691	$900

(Dollars in millions)	June 30,	December 31,
Assets by Segment (1)	2019	2018
Additives & Functional Products	$6,520	$6,545
Advanced Materials	4,593	4,456
Chemical Intermediates	2,851	2,934
Fibers	1,045	978
Total Assets by Operating Segment	15,009	14,913
Corporate Assets	1,247	1,082
Total Assets	$16,256	$15,995

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Customer Location	2019	2018	2019	2018
United States and Canada	$995	$1,108	$1,995	$2,208
Asia Pacific	574	639	1,127	1,281
Europe, Middle East, and Africa	649	725	1,338	1,452
Latin America	145	149	283	287
Total Sales	$2,363	$2,621	$4,743	$5,228

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", "Liquidity, Capital Resources, and Other Financial Information - Cash Flows", and "Outlook" in this MD&A.

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

•
In second quarter and first six months 2018, the Company recognized an unusual net gain from insurance in excess of costs of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In second quarter and first six months 2018, the Company recognized unusual costs resulting from the fourth quarter 2017 Tax Cuts and Jobs Act ("Tax Reform Act") and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. In second quarter 2019, the Company recognized an unusual increase to earnings and in first six months 2019 and 2018, the Company recognized an unusual decrease to earnings from adjustments of the provision for income taxes resulting from tax law changes, primarily the Tax Reform Act, and the tax impact of the related outside-U.S. entity reorganizations. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

Because non-core, unusual, or non-recurring transactions, costs, and losses or gains may materially affect the Company's, or any particular operating segment's, financial condition or results in a specific period in which they are recognized, management believes it is appropriate to evaluate both the financial measures prepared and calculated in accordance with GAAP and the related non-GAAP financial measures excluding the effect on the Company's results of these non-core, unusual, or non-recurring items. In addition to using such measures to evaluate results in a specific period, management evaluates such non-GAAP measures, and believes that investors may also evaluate such measures, because such measures may provide more complete and consistent comparisons of the Company's and its segments' operational performance on a period-over-period historical basis and, as a result, provide a better indication of expected future trends.

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

Non-GAAP Cash Flow Measure

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment, and in 2018 net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

Non-GAAP Measures in this Quarterly Report

The following non-core item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•	Asset impairments and restructuring charges, net.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•	Gains from the fourth quarter 2017 coal gasification incident insurance income in excess of costs,

•	Costs of currency transaction and professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations, and

•	Adjustments to the provision for income taxes resulting from fourth quarter 2017 tax law changes, primarily the Tax Reform Act, and related outside-U.S. entity reorganizations.

As described above, the alternative non-GAAP measure of cash flow, free cash flow, is presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$18	$4	$50	$6
Unusual items impacting earnings before interest and taxes:
Coal gasification incident insurance in excess of costs	—	(56)	—	(19)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	8	—	19
Total non-core and unusual items impacting earnings before interest and taxes	18	(44)	50	6
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	6	(9)	12	2
Adjustments from tax law changes and outside-U.S. entity reorganizations	3	(10)	(7)	(10)
Interim adjustment to tax provision	(10)	—	(13)	5
Total items impacting provision for income taxes	(1)	(19)	(8)	(3)
Total items impacting net earnings attributable to Eastman	$19	$(25)	$58	$9

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses ("SG&A"),

•	Other (income) charges, net,

•	Earnings before interest and taxes ("EBIT"),

•	Provision for income taxes,

•	Net earnings attributable to Eastman,

•	Diluted EPS, and

•	Net cash provided by operating activities.

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

The Company generated sales revenue of $2.4 billion and $2.6 billion in second quarter 2019 and 2018, respectively, and $4.7 billion and $5.2 billion in first six months 2019 and 2018, respectively. Sales revenue decreased $258 million and $485 million in second quarter and first six months 2019 compared to second quarter and first six months 2018, respectively, as a result of decreases in all operating segments.

EBIT was $371 million and $491 million in second quarter 2019 and 2018, respectively, and $691 million and $900 million in first six months 2019 and 2018, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $389 million and $447 million in second quarter 2019 and 2018, respectively, and $741 million and $906 million in first six months 2019 and 2018, respectively. Adjusted EBIT decreased in second quarter 2019 compared to second quarter 2018, as a result of decreases in all operating segments except for a slight increase in the AM segment. Adjusted EBIT decreased in first six months 2019 compared to first six months 2018 as a result of decreases in all operating segments.

Further discussion of sales revenue and EBIT changes by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$258	$1.85	$344	$2.39
Total non-core and unusual items, net of tax (1)(2)	9	0.07	(25)	(0.17)
Interim adjustment to tax provision (1)	10	0.07	—	—
Adjusted net earnings	$277	$1.99	$319	$2.22

	First Six Months
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$467	$3.34	$634	$4.39
Total non-core and unusual items, net of tax (1)(2)	45	0.32	14	0.10
Interim adjustment to tax provision (1)	13	0.10	(5)	(0.04)
Adjusted net earnings	$525	$3.76	$643	$4.45

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for second quarter and first six months 2019 and 2018.

(2)
Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible. See "Results of Operations - Net Earnings Attributable to Eastman and Diluted Earnings per Share" for the tax effected amount of non-core and unusual items.

In first six months 2019, $417 million net cash was provided by operating activities compared to $408 million net cash provided by operating activities in first six months 2018. Free cash flow was $219 million and $229 million in first six months 2019 and 2018, respectively.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. Second quarter and first six months 2018 included $56 million and $19 million, respectively, insurance net of costs of the disruption, repairs, and reconstruction of coal gasification operations, recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Sales	$2,363	$2,621	$(258)	(10)%	$4,743	$5,228	$(485)	(9)%
Volume / product mix effect			(132)	(5)%			(281)	(5)%
Price effect			(85)	(3)%			(117)	(2)%
Exchange rate effect			(41)	(2)%			(87)	(2)%

Sales revenue decreased in second quarter and first six months 2019 compared to second quarter and first six months 2018 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$589	$704	(16)%	$1,163	$1,285	(9)%
Net coal gasification incident (insurance) costs	—	(41)		—	46
Gross profit excluding unusual item	$589	$663	(11)%	$1,163	$1,331	(13)%

Excluding net coal gasification incident (insurance) costs, gross profit decreased in second quarter and first six months 2019 compared to second quarter and first six months 2018 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$165	$189	(13)%	$352	$379	(7)%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	(3)		—	(6)
Selling, general and administrative expenses excluding unusual item	$165	$186	(11)%	$352	$373	(6)%

SG&A expenses in second quarter and first six months 2018 included costs for professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Excluding this unusual item, SG&A expenses decreased in second quarter and first six months 2019 compared to second quarter and first six months 2018 as a result of cost management actions and lower variable compensation costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Research and development expenses	$57	$60	(5)%	$115	$116	(1)%

R&D expenses decreased slightly in second quarter and first six months 2019 compared to second quarter and first six months 2018 primarily due to cost management actions including increased focus on project prioritization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Severance charges	$16	$4	$44	$6
Other restructuring costs	2	—	6	—
Total	$18	$4	$50	$6

Second quarter and first six months 2019 restructuring charges included $18 million and $46 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives actions. Management anticipates total cost savings from these actions of approximately $50 million to be recognized mostly in 2019 primarily in cost of sales and SG&A expenses. First six months 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016. In second quarter and first six months 2018, the Company recognized restructuring charges of $4 million and $6 million, respectively, for corporate severance.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Other components of post-employment (benefit) cost, net	$(21)	$(30)	$(42)	$(60)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2019	2018	2019	2018
Foreign exchange transaction (gains) losses, net	$2	$7	$2	$7
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	5	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(7)	(6)	(12)
Coal gasification incident property insurance	—	(15)	—	(65)
Other, net	—	—	1	1
Other (income) charges, net	$(1)	$(10)	$(3)	$(56)
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	(5)	—	(13)
Coal gasification incident property insurance	—	15	—	65
Other (income) charges, net excluding unusual items	$(1)	$—	$(3)	$(4)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Earnings before interest and taxes	$371	$491	(24)%	$691	$900	(23)%
Asset impairments and restructuring charges, net	18	4		50	6
Coal gasification incident insurance in excess of costs	—	(56)		—	(19)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	8		—	19
Earnings before interest and taxes excluding non-core and unusual items	$389	$447	(13)%	$741	$906	(18)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross interest costs	$56	$64	(13)%	$114	$125	(9)%
Less: Capitalized interest	1	1		2	2
Interest expense	55	63		112	123
Less: Interest income	—	2		1	3
Net interest expense	$55	$61	(10)%	$111	$120	(8)%

Net interest expense decreased primarily as a result of U.S. dollar to euro cross-currency swaps and reduced commercial paper and term loan borrowings.

Provision for Income Taxes

	Second Quarter				First Six Months
	2019		2018		2019		2018
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$57	18%	$84	20%	$112	19%	$144	19%
Tax provision for non-core and unusual items (1)	6		(9)		12		2
Adjustments from tax law changes and outside-U.S. entity reorganizations	3		(10)		(7)		(10)
Interim adjustment to tax provision (2)	(10)		—		(13)		5
Adjusted provision for income taxes and effective tax rate	$56	17%	$65	17%	$104	17%	$141	18%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
Second quarter 2019 provision for income taxes were adjusted to reflect the current forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2019 and 2018 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
	2019	2018
Effective tax rate	19%	19%
Tax impact of non-core and unusual items (1)	1%	(1)%
Forecasted full year impact of expected tax events	(3)%	—%
Forecasted full year effective tax rate	17%	18%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$258	$1.85	$344	$2.39
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	12	0.09	2	0.02
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	—	—	(43)	(0.30)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	6	0.04
Adjustments from tax law changes and outside-U.S. entity reorganizations	(3)	(0.02)	10	0.07
Interim adjustment to tax provision	10	0.07	—	—
Adjusted net earnings and diluted earnings per share attributable to Eastman	$277	$1.99	$319	$2.22

	First Six Months
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$467	$3.34	$634	$4.39
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	38	0.27	4	0.03
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	—	—	(14)	(0.10)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	14	0.10
Adjustments from tax law changes and outside-U.S. entity reorganizations	7	0.05	10	0.07
Interim adjustment to tax provision	13	0.10	(5)	(0.04)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$525	$3.76	$643	$4.45

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$823	$942	$(119)	(13)%	$1,678	$1,881	$(203)	(11)%
Volume / product mix effect			(69)	(8)%			(115)	(6)%
Price effect			(30)	(3)%			(45)	(3)%
Exchange rate effect			(20)	(2)%			(43)	(2)%

Earnings before interest and taxes	$147	$192	$(45)	(23)%	$293	$368	$(75)	(20)%
Asset impairments and restructuring charges, net	—	—	—		4	—	4
Coal gasification incident insurance in excess of costs	—	(4)	4		—	(2)	2
Earnings before interest and taxes excluding non-core and unusual items	147	188	(41)	(22)%	297	366	(69)	(19)%

Sales revenue in second quarter and first six months 2019 decreased compared to second quarter and first six months 2018 due to lower sales volume, lower selling prices, and an unfavorable shift in foreign currency exchange rates. The lower sales volume was primarily attributed to weaker end-market demand resulting from global trade-related pressures, particularly for coatings additives and tire additives in transportation markets in China and Europe. In addition, weakened demand for animal nutrition products was attributed to outbreaks of swine fever impacting pork markets in China. Lower selling prices were primarily due to lower raw material prices, particularly for care chemicals, and increased competitive pressure in markets for adhesives resins and tire additives.

First six months 2019 EBIT included a restructuring charge related to a capital project. Second quarter and first six months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this non-core item and unusual item, EBIT decreased in second quarter and first six months 2019 compared to second quarter and first six months 2018 primarily due to lower sales volume of $36 million and $54 million, respectively, lower selling prices of $31 million and $48 million, respectively, and an unfavorable shift in foreign currency exchange rates of $8 million and $16 million, respectively, partially offset by lower raw material costs and continued cost management of $41 million and $54 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$696	$729	$(33)	(5)%	$1,353	$1,422	$(69)	(5)%
Volume / product mix effect			(24)	(3)%			(54)	(4)%
Price effect			5	—%			14	1%
Exchange rate effect			(14)	(2)%			(29)	(2)%

Earnings before interest and taxes	$145	$150	$(5)	(3)%	$247	$285	$(38)	(13)%
Coal gasification incident insurance in excess of costs	—	(6)	6		—	(3)	3
Earnings before interest and taxes excluding unusual item	145	144	1	1%	247	282	(35)	(12)%

Sales revenue in second quarter and first six months 2019 decreased compared to second quarter and first six months 2018 due to lower sales volume and an unfavorable shift in foreign currency exchange rates. Lower specialty plastics sales volume was attributed to uncertainty caused by the U.S. - China trade dispute. Lower advanced interlayers and performance films sales volume was primarily attributed to reduced global automotive sales, partially offset by increased sales of certain premium products including paint protection film and acoustic and architectural interlayers.

Second quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT increased slightly in second quarter 2019 compared to second quarter 2018 as a result of lower raw material costs and continued cost management of $17 million, being mostly offset by lower sales volume and an unfavorable shift in foreign currency exchange rates of $16 million.

First six months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased first six months 2019 compared to first six months 2018 primarily due to lower sales volume of $29 million and an unfavorable shift in foreign currency exchange rates of $17 million, partially offset by continued cost management of $12 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$631	$709	$(78)	(11)%	$1,286	$1,439	$(153)	(11)%
Volume / product mix effect			(13)	(2)%			(60)	(4)%
Price effect			(59)	(8)%			(80)	(6)%
Exchange rate effect			(6)	(1)%			(13)	(1)%

Earnings before interest and taxes	$63	$85	$(22)	(26)%	$136	$155	$(19)	(12)%
Coal gasification incident insurance in excess of costs	—	(21)	21		—	(2)	2
Earnings before interest and taxes excluding unusual item	63	64	(1)	(2)%	136	153	(17)	(11)%

Sales revenue in second quarter and first six months 2019 decreased compared to second quarter and first six months 2018 primarily due to lower selling prices for both olefins and acetyls products resulting from raw material price declines and increased competitive activity. Sales revenue was also negatively impacted by lower functional amines products sales volume attributed to weakened demand, particularly in agricultural end-markets.

Second quarter and first six months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased second quarter and first six months 2019 compared to second quarter and first six months 2018 primarily due to lower selling prices of $62 million and $85 million, respectively, primarily for acetyls and functional amines products, more than offsetting lower raw material costs and continued cost management of $46 million and $64 million, respectively, and lower planned maintenance and other manufacturing costs of $14 million and $8 million, respectively.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$213	$241	$(28)	(12)%	$426	$486	$(60)	(12)%
Volume / product mix effect			(26)	(11)%			(52)	(11)%
Price effect			(1)	(1)%			(6)	(1)%
Exchange rate effect			(1)	—%			(2)	—%

Earnings before interest and taxes	$51	$83	$(32)	(39)%	$93	$126	$(33)	(26)%
Coal gasification incident insurance in excess of costs	—	(25)	25		—	(12)	12
Earnings before interest and taxes excluding unusual item	51	58	(7)	(12)%	93	114	(21)	(18)%

Sales revenue in second quarter and first six months 2019 decreased compared to second quarter and first six months 2018 primarily due to lower acetate tow sales volume attributed to weakened market demand resulting from global trade-related pressures, customer buying patterns, and a general market decline.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Second quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, adjusted EBIT decreased second quarter 2019 compared to second quarter 2018 primarily due to the net impact of $5 million of lower acetate tow sales volume partially offset by lower raw material costs and continued cost management.
First six months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, adjusted EBIT decreased first six months 2019 compared to first six months 2018 primarily due to the net impact of $19 million of lower acetate tow sales volume and lower selling prices, partially offset by lower raw material costs and continued cost management.
Other

	Second Quarter		First Six Months
	2019	2018	2019	2018
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(25)	$(27)	$(52)	$(53)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	11	20	23	41
Asset impairments and restructuring charges, net	(18)	(4)	(46)	(6)
Other income (charges), net not allocated to operating segments	(3)	(8)	(3)	(16)
Loss before interest and taxes before non-core and unusual items	$(35)	$(19)	$(78)	$(34)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	8	—	19
Asset impairments and restructuring charges, net	18	4	46	6
Loss before interest and taxes excluding non-core and unusual items	(17)	(7)	(32)	(9)

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
United States and Canada	$995	$1,108	$(113)	(10)%	$1,995	$2,208	$(213)	(10)%
Asia Pacific	574	639	(65)	(10)%	1,127	1,281	(154)	(12)%
Europe, Middle East, and Africa	649	725	(76)	(10)%	1,338	1,452	(114)	(8)%
Latin America	145	149	(4)	(3)%	283	287	(4)	(1)%
Total Eastman Chemical Company	$2,363	$2,621	$(258)	(10)%	$4,743	$5,228	$(485)	(9)%

Sales revenue in United States and Canada decreased in second quarter 2019 compared to second quarter 2018 primarily due to lower sales volume in all operating segments, and lower selling prices, particularly in the CI segment. Sales revenue in United States and Canada decreased in first six months 2019 compared to first six months 2018 primarily due to lower sales volume in all operating segments, particularly in the CI segment, and lower selling prices, particularly in the CI segment.

Sales revenue in Asia Pacific decreased in second quarter 2019 compared to second quarter 2018 primarily due to lower sales volume, particularly in the AFP and AM segments, and lower selling prices, particularly in the CI and AFP segments. Sales revenue in Asia Pacific decreased in first six months 2019 compared to first six months 2018 primarily due to lower sales volume in all operating segments, particularly in the AM, AFP, and Fibers segments, and lower selling prices, particularly in the CI and AFP segments.

Sales revenue in Europe, Middle East, and Africa decreased in second quarter and first six months 2019 compared to second quarter and first six months 2018 primarily due to unfavorable foreign currency exchange rates and lower sales volume, particularly in the AFP and Fibers segments, partially offset by higher sales volume in the AM segment.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2019	2018
Net cash provided by (used in)
Operating activities	$417	$408
Investing activities	(219)	(179)
Financing activities	(237)	(223)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	(40)	2
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$186	$193

Cash provided by operating activities increased $9 million in first six months 2019 compared with first six months 2018. First six months 2018 included net cash of $70 million used in operating activities related to the coal gasification incident. Excluding this item, net cash provided by operating activities decreased $61 million in 2019 due to lower net earnings, partially offset by lower net working capital (trade receivables, inventories, and trade payables).

Cash used in investing activities increased $40 million in first six months 2019 compared with first six months 2018. First six months 2018 included $65 million proceeds from coal gasification incident insurance for property damage. Excluding this item, cash used in investing activities decreased due to lower additions to properties and equipment.

Cash used in financing activities increased $14 million in first six months 2019 compared with first six months 2018. The increase was primarily due to higher dividend payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$417	$408
Capital expenditures
Additions to properties and equipment	(198)	(244)
Proceeds from property insurance (1)	—	65
Net capital expenditures	(198)	(179)
Free cash flow	$219	$229

(1)	Cash proceeds from insurance for coal gasification incident property damage.

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

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At June 30, 2019, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2019, the Company's commercial paper borrowings were $373 million with a weighted average interest rate of 2.63 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At June 30, 2019, the Company had no borrowings outstanding under the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to borrowings of up to €150 million ($171 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees. At June 30, 2019, the Company's amount of outstanding borrowings under this facility were $108 million with a weighted average interest rate of 1.58 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit and A/R Facilities and other borrowing agreements contain customary covenants and events of default, some of which require the Company to maintain certain financial ratios that determine the amounts available and terms of borrowings. The Company was in compliance with all covenants at both June 30, 2019 and December 31, 2018. The total amount of available borrowings under the A/R and Credit Facilities was approximately $1.75 billion as of June 30, 2019. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At June 30, 2019, the Company's borrowings totaled $6.4 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Off Balance Sheet Items

The Company has uncommitted accounts receivable factoring agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer and collect the sold accounts receivable at market rates. The total amount of receivables sold in second quarter 2019 and 2018 were $169 million and $44 million, respectively, and $270 million and $85 million in first six months 2019 and 2018, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $127 million and $76 million of these receivables would have been outstanding as of June 30, 2019 and December 31, 2018, respectively, had they not been sold under these factoring agreements.

See Note 8, "Leases and Off Balance Sheet Items", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding off balance sheet items.

Capital Expenditures

Capital expenditures were $198 million and $244 million in first six months 2019 and 2018, respectively. Capital expenditures in 2019 were primarily for targeted growth initiatives and site modernization projects at the Longview, Texas; Kingsport, Tennessee; and Jefferson, Pennsylvania manufacturing sites. The Company expects that 2019 capital expenditures will be between $450 million and $475 million, primarily for targeted growth initiatives and maintenance.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of June 30, 2019, a total of 5,720,541 shares have been repurchased under this authorization for a total amount of $498 million.

The Board of Directors declared a cash dividend of $0.62 per share during the third quarter of 2019, payable on October 4, 2019 to stockholders of record on September 16, 2019.

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

OUTLOOK

In 2019, management expects adjusted EPS to be between $7.50 and $8.00 and free cash flow up to $1.1 billion. These expectations assume:

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

•	interest expense of approximately $225 million;

•	the full-year effective tax rate on reported earnings before income tax to be approximately 17 percent;

•	depreciation and amortization of approximately $620 million;

•	capital expenditures between $450 million and $475 million;

•	reduction in debt to be lower than 2018; and

•	share repurchases similar to 2018.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs.

Eastman and its facilities and businesses are subject to complex health, safety, and environmental laws, regulations and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Specifically, future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2018 Annual Report on Form 10-K.

At June 30, 2019 and December 31, 2018, the market risk associated with certain cash flows related to certain foreign currency denominated sales and purchase transactions, assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies, was $47 million and $28 million, respectively, with an additional $5 million and $3 million, respectively, exposure for each additional one percentage point adverse change in those foreign currency rates. The increase in market risk in June 2019, compared to December 2018, was due to a larger foreign currency derivative portfolio at June 30. 2019.

At June 30, 2019 and December 31, 2018, the market risk associated with commodity derivative transactions, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $16 million and $25 million, respectively, with an additional $2 million and $3 million, respectively, of exposure for each one percentage point move in closing price thereafter. The decrease in market risk in June 2019, compared to December 2018, was due to a lower commodity derivative portfolio at June 30, 2019.

Other than the foreign currency risk related to sales and purchase transactions and commodity risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2018 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of June 30, 2019, a total of 5,720,541 shares have been repurchased under this authorization for a total amount of $498 million. During first six months 2019, the Company repurchased 3,249,786 shares of common stock for a cost of $250 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1 - 30, 2019	305,021	$81.96	305,021	$1.602	billion
May 1 - 31, 2019	673,239	$74.27	673,239	$1.552	billion
June 1 - 30, 2019	689,450	$72.52	689,450	$1.502	billion
Total	1,667,710	$74.95	1,667,710

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

10.01 *
Omnibus Agreement and Reassignment Agreement dated June 27, 2019 to the Amended and Restated $250,000,000 Accounts Receivable Securitization Agreement dated July 9, 2008 (amended August 31, 2016 and April 2, 2018) between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.02 *	Executive Retirement Agreement **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2019

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2019

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2019

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2019

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Taxonomy Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 6, 2019	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer