Form 10-Q
period 2019-09-30
EASTMAN CHEMICAL CO
filed 2019-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2019
Common Stock, par value $0.01 per share	135,979,215
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	51

1A.	Risk Factors	52

2.	Unregistered Sales of Equity Securities and Use of Proceeds	52

6.	Exhibits	53

SIGNATURES

Signatures	55

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and net interest costs.

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

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date such statements are made. Except as may be required by law, the Company undertakes no obligation to update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to consult any further public Company disclosures (such as filings with the Securities and Exchange Commission, Company press releases or pre-noticed public investor presentations) on related subjects.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2019	2018	2019	2018
Sales	$2,325	$2,547	$7,068	$7,775
Cost of sales	1,751	1,819	5,331	5,762
Gross profit	574	728	1,737	2,013
Selling, general and administrative expenses	163	175	515	554
Research and development expenses	59	60	174	176
Asset impairments and restructuring charges, net	2	—	52	6
Other components of post-employment (benefit) cost, net	(20)	(30)	(62)	(90)
Other (income) charges, net	3	6	—	(50)
Earnings before interest and taxes	367	517	1,058	1,417
Net interest expense	54	58	165	178
Earnings before income taxes	313	459	893	1,239
Provision for income taxes	46	46	158	190
Net earnings	267	413	735	1,049
Less: Net earnings attributable to noncontrolling interest	1	1	2	3
Net earnings attributable to Eastman	$266	$412	$733	$1,046

Basic earnings per share attributable to Eastman	$1.95	$2.93	$5.31	$7.38
Diluted earnings per share attributable to Eastman	$1.93	$2.89	$5.27	$7.28

Comprehensive Income
Net earnings including noncontrolling interest	$267	$413	$735	$1,049
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	23	(21)	40	(28)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)	(22)	(22)
Derivatives and hedging:
Unrealized gain (loss) during period	10	37	(2)	78
Reclassification adjustment for (gains) losses included in net income, net	6	(10)	6	(13)
Total other comprehensive income (loss), net of tax	32	(1)	22	15
Comprehensive income including noncontrolling interest	299	412	757	1,064
Less: Comprehensive income attributable to noncontrolling interest	1	1	2	3
Comprehensive income attributable to Eastman	$298	$411	$755	$1,061
Retained Earnings
Retained earnings at beginning of period	$7,848	$7,292	$7,573	$6,802
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	(20)	16
Net earnings attributable to Eastman	266	412	733	1,046
Cash dividends declared	(85)	(78)	(257)	(238)
Retained earnings at end of period	$8,029	$7,626	$8,029	$7,626

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$207	$226
Trade receivables, net of allowance for doubtful accounts	1,191	1,154
Miscellaneous receivables	279	329
Inventories	1,695	1,583
Other current assets	68	73
Total current assets	3,440	3,365
Properties
Properties and equipment at cost	12,898	12,731
Less: Accumulated depreciation	7,364	7,131
Net properties	5,534	5,600
Goodwill	4,464	4,467
Intangible assets, net of accumulated amortization	2,034	2,185
Other noncurrent assets	665	378
Total assets	$16,137	$15,995

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,438	$1,608
Borrowings due within one year	642	243
Total current liabilities	2,080	1,851
Long-term borrowings	5,567	5,925
Deferred income tax liabilities	887	884
Post-employment obligations	867	925
Other long-term liabilities	639	532
Total liabilities	10,040	10,117
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 219,624,815 and 219,140,523 for 2019 and 2018, respectively)	2	2
Additional paid-in capital	2,092	2,048
Retained earnings	8,029	7,573
Accumulated other comprehensive income (loss)	(203)	(245)
	9,920	9,378
Less: Treasury stock at cost (83,696,398 shares for 2019 and 79,413,989 shares for 2018)	3,900	3,575
Total Eastman stockholders' equity	6,020	5,803
Noncontrolling interest	77	75
Total equity	6,097	5,878
Total liabilities and stockholders' equity	$16,137	$15,995

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2019	2018
Operating activities
Net earnings	$735	$1,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	462	451
Gain from property insurance	—	(65)
Provision for deferred income taxes	13	15
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(50)	(229)
(Increase) decrease in inventories	(122)	(261)
Increase (decrease) in trade payables	(183)	7
Pension and other postretirement contributions (in excess of) less than expenses	(97)	(112)
Variable compensation (in excess of) less than expenses	(15)	23
Other items, net	90	(75)
Net cash provided by operating activities	833	803
Investing activities
Additions to properties and equipment	(308)	(381)
Proceeds from property insurance	—	65
Acquisitions, net of cash acquired	(48)	—
Other items, net	(4)	1
Net cash used in investing activities	(360)	(315)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	149	339
Proceeds from borrowings	335	490
Repayment of borrowings	(385)	(693)
Dividends paid to stockholders	(258)	(240)
Treasury stock purchases	(325)	(375)
Other items, net	(3)	(3)
Net cash used in financing activities	(487)	(482)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net change in cash and cash equivalents	(19)	2
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$207	$193

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Standards Issued But Not Adopted as of September 30, 2019

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-13 Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary changes applicable to Eastman in this update are the disclosures of fair value levels, assessment thereof, and transfers between those levels. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted upon issuance of this update and an entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until the effective date. Certain disclosure amendments are to be applied prospectively for only the most recent interim or annual period presented, while other amendments are to be applied retrospectively to all periods presented. Management does not expect that changes required by the new standard will materially impact the Company's related disclosures.

ASU 2018-14 Retirement Benefits - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary change impacting Eastman is the addition of disclosures related to significant gains and losses related to changes in the benefit obligation for the period and weighted-average interest crediting rates for cash balance plans. This standard is effective for fiscal years ending after December 15, 2020 and early adoption is permitted. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. Management does not expect that changes required by the new standard will materially impact the Company's related disclosures.

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

ASU 2019-01 Leases - Codification Improvements: In March 2019, the FASB issued this update in response to stakeholder inquiries regarding the new leasing standard. This standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. Upon adoption, this update is to be applied as of the adoption date and under the same transition methodology of ASU 2016-02 Leases. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

2.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2019	2018
Finished goods	$1,161	$1,143
Work in process	239	262
Raw materials and supplies	571	515
Total inventories at FIFO or average cost	1,971	1,920
Less: LIFO reserve	276	337
Total inventories	$1,695	$1,583

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent and 55 percent of total inventories at September 30, 2019 and December 31, 2018, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2019	2018
Trade creditors	$716	$914
Accrued payroll and variable compensation	163	197
Accrued taxes	94	94
Other	465	403
Total payables and other current liabilities	$1,438	$1,608

"Other" consists primarily of accruals for post-employment obligations, dividends payable, interest payable, the current portion of operating lease liabilities, the current portion of derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.	INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$46	15%	$46	10%	$158	18%	$190	15%

Third quarter and first nine months 2019 includes adjustments to the tax provision to reflect amendments to and finalization of prior year's income tax returns. The third quarter and first nine months 2018 effective tax rates include the impact of the U.S. corporate tax rate reduction resulting from the Tax Reform Act. In third quarter and first nine months 2018, the Company also recognized a decrease of $14 million and $4 million, respectively, to the provision for income taxes resulting from adjustments to the provisional net tax benefit recognized in fourth quarter 2017 resulting from the Tax Reform Act and tax impact of outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Third quarter and first nine months 2018 adjustments resulting from the Tax Reform Act were due to a decrease to the provision for income taxes related to foreign income inclusion and associated foreign tax credits partially offset by an increase to the provision for income taxes for a remeasurement of the deferred tax assets as a result of additional Internal Revenue Service ("IRS") guidance released in the third quarter 2018. Third quarter and first nine months 2018 effective tax rates also include a $14 million decrease to the provision for income taxes related to prior year income tax returns and a $17 million decrease to the provision for income taxes related to current year estimates of business tax credits. In addition, first nine months 2018 included a $10 million increase to the one-time transition tax on deferred foreign income resulting from the Tax Reform Act.

The U.S. Department of Treasury and IRS have issued a number of proposed regulations related to implementation of the provisions of the Tax Reform Act and certain states may issue clarifying guidance regarding state income tax conformity to the current federal tax code. Finalization of these regulations in 2019 or future periods may result in changes in the period of enactment to the amounts currently reported in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2019	2018
Borrowings consisted of:
2.7% notes due January 2020	$250	$250
4.5% notes due January 2021	185	185
3.5% notes due December 2021	298	297
3.6% notes due August 2022	740	739
1.50% notes due May 2023 (1)	815	855
7 1/4% debentures due January 2024	198	197
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	696	691
1.875% notes due November 2026 (1)	539	566
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	492	492
4.8% notes due September 2042	493	493
4.65% notes due October 2044	873	872
Commercial paper and short-term borrowings	392	243
Credit facilities borrowings	—	50
Total borrowings	6,209	6,168
Borrowings due within one year	642	243
Long-term borrowings	$5,567	$5,925

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

Credit Facilities and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2019 and December 31, 2018, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2019, the Company's commercial paper borrowings were $297 million with a weighted average interest rate of 2.29 percent. At December 31, 2018, the Company's commercial paper borrowings were $130 million with a weighted average interest rate of 2.91 percent.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. Borrowings under the A/R Facility are classified as long-term because the Company has the ability and intent to refinance such borrowings on a long-term basis. In first quarter 2019, $125 million available under the A/R Facility was borrowed and $175 million repaid using available cash. In second quarter 2019, $100 million available under the A/R Facility was borrowed and $100 million repaid using available cash. In third quarter 2019, $110 million available under the A/R Facility was borrowed and $110 million repaid using available cash. At September 30, 2019, the Company had no borrowings outstanding under the A/R Facility. At December 31, 2018, the Company's borrowings under the A/R Facility were $50 million with an interest rate of 3.39 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has access to borrowings of up to €150 million ($163 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees and are classified as short-term. At September 30, 2019, the Company's outstanding borrowings under this facility were $95 million with a weighted average interest rate of 1.51 percent. At December 31, 2018, the Company's amount of outstanding borrowings under this facility were $112 million with a weighted average interest rate of 1.70 percent.

The Credit Facility and A/R Facility contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2019 and December 31, 2018.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2019 and December 31, 2018 under the fair value hierarchy as described in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings primarily under the commercial paper and receivables facility equals the carrying value and is classified as Level 2. At September 30, 2019 and December 31, 2018, the fair value of total borrowings was $6.726 billion and $6.216 billion, respectively. The Company had no borrowings classified as Level 3 as of September 30, 2019 and December 31, 2018.

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

Cash Flow Hedges

Cash flow hedges are derivative instruments designated and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of AOCI located in the Unaudited Consolidated Statements of Financial Position and reclassified in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified as operating activities in the Unaudited Consolidated Statement of Cash Flows.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are recognized on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statement of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Unaudited Consolidated Statements of Financial Position. Cash flows from the CTA component are classified as operating activities in the Unaudited Consolidated Statement of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Unaudited Consolidated Statement of Cash Flows.

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities" or "Other noncurrent assets" within the Unaudited Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Unaudited Consolidated Statement of Cash Flows.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2019 and December 31, 2018 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2019	December 31, 2018

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€603	€263
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	2	5
Energy (in million british thermal units)	33	40

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€851	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,242	€1,241

Fair Value Measurements

All of the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2019 and 2018.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of September 30, 2019 and December 31, 2018.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2019 Level 2	December 31, 2018 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$4
Foreign exchange contracts	Other current assets	23	15
Foreign exchange contracts	Other noncurrent assets	9	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	94	26
Total Derivative Assets		$127	$50

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$26	$24
Commodity contracts	Other long-term liabilities	5	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	4
Total Derivative Liabilities		$31	$33
Total Net Derivative Assets (Liabilities)		$96	$17

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion at both September 30, 2019 and December 31, 2018. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

As of September 30, 2019 and December 31, 2018, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Long-term borrowings (1)	$763	$759	$(7)	$(12)

(1)
At both September 30, 2019 and December 31, 2018, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $7 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2019 and 2018.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2019	2018	2019	2018	2019	2018	2019	2018
Derivatives in cash flow hedging relationships:
Commodity contracts	$(1)	$28	$(7)	$57	$(14)	$8	$(25)	$3
Foreign exchange contracts	16	(2)	10	5	7	7	20	18
Forward starting interest rate and treasury lock swap contracts	1	1	3	3	(2)	(2)	(4)	(4)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	60	12	68	51	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	40	3	46	18	—	—	—	—
Cross-currency interest rate swaps excluded component	9	(1)	22	(12)	—	—	—	—

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter 2019 and 2018.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2019			2018
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,325	$1,751	$54	$2,547	$1,819	$58

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(14)			8
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	7			7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first nine months 2019 and 2018.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2019			2018
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$7,068	$5,331	$165	$7,775	$5,762	$178

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(4)			(4)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(25)			3
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	20			18

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain on these derivatives of $5 million and $2 million during third quarter 2019 and 2018, respectively, and recognized a net gain of $1 million and a net loss of $4 million during first nine months 2019 and 2018, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $30 million and net losses $112 million at September 30, 2019 and December 31, 2018, respectively. Gains recognized between September 30, 2019 and December 31, 2018 primarily resulted from a decrease in foreign currency exchange rates associated with the euro, partially offset by commodity price decreases. If recognized, approximately $14 million in pre-tax losses, as of September 30, 2019, would be reclassified into earnings during the next 12 months.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For additional information regarding retirement plans, see Note 10, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$4	$9	$3	$—	$—
Interest cost	19	5	16	5	6	6
Expected return on assets	(31)	(8)	(36)	(9)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(9)	(10)
Net periodic benefit (credit) cost	$(6)	$1	$(11)	$(1)	$(5)	$(6)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2019		2018		2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$20	$11	$26	$11	$—	$—
Interest cost	57	15	50	15	19	17
Expected return on assets	(96)	(24)	(110)	(28)	(4)	(4)
Amortization of:
Prior service credit, net	—	—	—	—	(29)	(30)
Net periodic benefit (credit) cost	$(19)	$2	$(34)	$(2)	$(14)	$(17)

8.	LEASES AND OFF BALANCE SHEET ITEMS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At September 30, 2019, operating right-to-use assets of $205 million are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statement of Financial Position and includes $8 million of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statement of Financial Position. There have been no material changes to the future minimum lease payments as of December 31, 2018 as accounted for under the previous lease standard, for these obligations, see Note 11, "Commitments and Off Balance Sheet Arrangements", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. As of September 30, 2019, reconciliation of minimum lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2019	$17
2020	58
2021	46
2022	36
2023	24
2024 and beyond	39
Total minimum lease payments	220
Less: amounts of lease payments representing interest	23
Present value of future minimum lease payments	197
Less: current obligations under leases	55
Long-term lease obligations	$142

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

Lease costs during the period and other information is provided below:

	Third Quarter	First Nine Months
(Dollars in millions)	2019	2019
Lease costs:
Operating lease costs	$17	$49
Short-term lease costs	10	30
Sublease income	—	(1)
Total	$27	$78

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17	$52
Right-to-use assets obtained in exchange for new lease liabilities	15	36

Weighted-average remaining lease term, in years		5
Weighted-average discount rate		4.1%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Off Balance Sheet Items

Supplier Purchase Obligations

The Company had various purchase obligations at September 30, 2019, totaling approximately $2.8 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

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

Accounts Receivable Factoring

The Company has uncommitted accounts receivable factoring agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in third quarter 2019 and 2018 were $190 million and $38 million, respectively, and $460 million and $123 million in first nine months 2019 and 2018, respectively.

9.	ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial condition. The Company's total reserve for environmental loss contingencies was $290 million and $296 million at September 30, 2019 and December 31, 2018, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2019	December 31, 2018
Environmental contingent liabilities, current	$20	$25
Environmental contingent liabilities, long-term	270	271
Total	$290	$296

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $263 million to the maximum of $492 million at September 30, 2019 and from the best estimate or minimum of $271 million to the maximum of $508 million at December 31, 2018. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts accrued at both September 30, 2019 and December 31, 2018.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2019 and full year 2018 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2017	$280
Changes in estimates recognized in earnings and other	7
Cash reductions	(16)
Balance at December 31, 2018	271
Changes in estimates recognized in earnings and other	3
Cash reductions	(11)
Balance at September 30, 2019	$263

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $27 million and $25 million at September 30, 2019 and December 31, 2018, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $47 million and $46 million at September 30, 2019 and December 31, 2018, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

11.	STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter 2019 and 2018 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946
Net Earnings	—	—	266	—	—	266	1	267
Cash Dividends Declared (1) ($0.62 per share)	—	—	(85)	—	—	(85)	—	(85)
Other Comprehensive Income (Loss)	—	—	—	32	—	32	—	32
Share Based Compensation Expense (2)	—	13	—	—	—	13	—	13
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchase	—	—	—	—	(75)	(75)	—	(75)
Balance at September 30, 2019	$2	$2,092	$8,029	$(203)	$(3,900)	$6,020	$77	$6,097

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2018	$2	$2,021	$7,292	$(193)	$(3,425)	$5,697	$77	$5,774
Net Earnings	—	—	412	—	—	412	1	413
Cash Dividends Declared (1) ($0.56 per share)	—	—	(78)	—	—	(78)	—	(78)
Other Comprehensive Income (Loss)	—	—	—	(1)	—	(1)	—	(1)
Share Based Compensation Expense (2)	—	15	—	—	—	15	—	15
Stock Option Exercises	—	1	—	—	—	1	—	1
Other	—	(1)	—	—	—	(1)	(1)	(2)
Share Repurchase	—	—	—	—	(125)	(125)	—	(125)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2018	$2	$2,036	$7,626	$(194)	$(3,550)	$5,920	$75	$5,995

(1)	Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.

(2)	Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the changes in stockholders' equity for first nine months 2019 and 2018 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	733	—	—	733	2	735
Cash Dividends Declared (2) ($1.86 per share)	—	—	(257)	—	—	(257)	—	(257)
Other Comprehensive Income (Loss)	—	—	—	22	—	22	—	22
Share-Based Compensation Expense (3)	—	46	—	—	—	46	—	46
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (4)	—	(10)	—	—	—	(10)	—	(10)
Share Repurchases	—	—	—	—	(325)	(325)	—	(325)
Balance at September 30, 2019	$2	$2,092	$8,029	$(203)	$(3,900)	$6,020	$77	$6,097

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (5)	—	—	16	—	—	16	—	16
Net Earnings	—	—	1,046	—	—	1,046	3	1,049
Cash Dividends Declared (2) ($1.68 per share)	—	—	(238)	—	—	(238)	—	(238)
Other Comprehensive Income (Loss)	—	—	—	15	—	15	—	15
Share-Based Compensation Expense (3)	—	53	—	—	—	53	—	53
Stock Option Exercises	—	17	—	—	—	17	—	17
Other (4)	—	(17)	—	—	—	(17)	—	(17)
Share Repurchases	—	—	—	—	(375)	(375)	—	(375)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5)	(5)
Balance at September 30, 2018	$2	$2,036	$7,626	$(194)	$(3,550)	$5,920	$75	$5,995

(1)
On January 1, 2019, the Company adopted a new accounting standard for reporting comprehensive income, which resulted in a reclassification of stranded tax effects from the Tax Reform Act from AOCI to retained earnings. See Note 1, "Significant Accounting Policies", for additional information.

(2)	Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.

(3)	Share-based compensation expense is the fair value of share-based awards.

(4)	Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$(296)	$136	$(48)	$(1)	$(209)
Period change	(13)	(30)	7	—	(36)
Balance at December 31, 2018	(309)	106	(41)	(1)	(245)
Period change (1)	40	7	(5)	—	42
Balance at September 30, 2019	$(269)	$113	$(46)	$(1)	$(203)

(1)
Benefit plans unrecognized prior service credits includes $29 million reclassification of stranded tax expense from AOCI to retained earnings and unrealized gains (losses) on derivative instruments includes $9 million reclassification of stranded tax benefit from AOCI to retained earnings. See Note 1, "Significant Accounting Policies", for additional information.

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman recognizes deferred income taxes on the CTA related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are recognized on the CTA of other subsidiaries outside the United States, because the CTA is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$23	$23	$(21)	$(21)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(9)	(7)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	13	10	50	37
Reclassification adjustment for (gains) losses included in net income, net	8	6	(14)	(10)
Total other comprehensive income (loss)	$35	$32	$5	$(1)

	First Nine Months
	2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$40	$40	$(28)	$(28)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(29)	(22)	(30)	(22)
Derivatives and hedging:
Unrealized gain (loss) during period	(3)	(2)	103	78
Reclassification adjustment for (gains) losses included in net income, net	8	6	(17)	(13)
Total other comprehensive income (loss)	$16	$22	$28	$15

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2019	2018	2019	2018
Numerator
Earnings attributable to Eastman, net of tax	$266	$412	$733	$1,046

Denominator
Weighted average shares used for basic EPS	136.8	140.6	137.9	141.7
Dilutive effect of stock options and other awards	1.0	1.8	1.0	2.0
Weighted average shares used for diluted EPS	137.8	142.4	138.9	143.7

(Calculated using whole dollars and shares)
EPS
Basic	$1.95	$2.93	$5.31	$7.38
Diluted	$1.93	$2.89	$5.27	$7.28

Shares underlying stock options excluded from third quarter and first nine months 2019 calculations of diluted EPS were 2,620,529 and 2,219,514, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Third quarter and first nine months 2019 reflect the impact of repurchases of 1,032,623 and 4,282,409 shares, respectively.

Shares underlying stock options excluded from both third quarter and first nine months 2018 calculations of diluted EPS were 619,706 because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Third quarter and first nine months 2018 reflect the impact of repurchases of 1,263,868 and 3,673,642 shares, respectively.

The Company declared cash dividends of $0.62 and $0.56 per share in third quarter 2019 and 2018, respectively, and $1.86 and $1.68 per share in first nine months 2019 and 2018, respectively.

13.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Severance charges	$1	$—	$45	$6
Other restructuring costs	1	—	7	—
Total	$2	$—	$52	$6

Third quarter and first nine months 2019 restructuring charges included $2 million and $48 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives. First nine months 2019 also included an additional $4 million restructuring charge related to a capital project in the Additives & Functional Products ("AFP") segment that was discontinued in 2016. In first nine months 2018, the Company recognized restructuring charges of $6 million for corporate severance.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2019 and full year 2018:

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2019
Severance costs	$6	$44	$—	$(25)	$25
Other restructuring costs	8	8	1	(6)	11
Total	$14	$52	$1	$(31)	$36

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2018
Non-cash charges	$—	$39	$(39)	$—	$—
Severance costs	19	6	1	(20)	6
Other restructuring costs	10	—	—	(2)	8
Total	$29	$45	$(38)	$(22)	$14

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2019 and 2018, $13 million and $15 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2019 and 2018 net earnings of $9 million and $12 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2019 and 2018, $46 million and $53 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2019 and 2018 net earnings of $34 million and $40 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2018 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	OTHER (INCOME) CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Foreign exchange transaction (gains) losses, net	$4	$6	$6	$13
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(3)	(8)	(15)
Coal gasification incident property insurance	—	—	—	(65)
Other, net	1	3	2	4
Other (income) charges, net	$3	$6	$—	$(50)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2019	2018
Other current assets (1)	$23	$(93)
Other noncurrent assets	13	25
Payables and other current liabilities	79	28
Long-term liabilities and equity	(25)	(35)
Total	$90	$(75)

(1)
First nine months 2018 includes a $65 million insurance receivable from final settlement from the disruption of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 incident.

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous receivables and accruals.

17.	SEGMENT AND REGIONAL SALES INFORMATION

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

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract, but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were not material as of September 30, 2019 or December 31, 2018. Contract assets were $58 million and $62 million as of September 30, 2019 and December 31, 2018, respectively, and are included as a component of "Miscellaneous receivables" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2019	2018	2019	2018
Additives & Functional Products	$832	$915	$2,510	$2,796
Advanced Materials	697	709	2,050	2,131
Chemical Intermediates	579	703	1,865	2,142
Fibers	217	220	643	706
Total Sales	$2,325	$2,547	$7,068	$7,775

(Dollars in millions)	Third Quarter		First Nine Months
Earnings Before Interest and Taxes by Segment	2019	2018	2019	2018
Additives & Functional Products	$144	$186	$437	$554
Advanced Materials	159	153	406	438
Chemical Intermediates	34	109	170	264
Fibers	51	84	144	210
Total Earnings Before Interest and Taxes by Operating Segment	388	532	1,157	1,466
Other
Growth initiatives and businesses not allocated to operating segments	(26)	(26)	(78)	(79)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	12	20	35	61
Asset impairments and restructuring charges, net	(2)	—	(48)	(6)
Other income (charges), net not allocated to operating segments	(5)	(9)	(8)	(25)
Total Earnings Before Interest and Taxes	$367	$517	$1,058	$1,417

(Dollars in millions)	September 30,	December 31,
Assets by Segment (1)	2019	2018
Additives & Functional Products	$6,491	$6,545
Advanced Materials	4,478	4,456
Chemical Intermediates	2,848	2,934
Fibers	1,030	978
Total Assets by Operating Segment	14,847	14,913
Corporate Assets	1,290	1,082
Total Assets	$16,137	$15,995

(1)	Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Customer Location	2019	2018	2019	2018
United States and Canada	$966	$1,083	$2,961	$3,291
Asia Pacific	602	665	1,729	1,946
Europe, Middle East, and Africa	611	649	1,949	2,101
Latin America	146	150	429	437
Total Sales	$2,325	$2,547	$7,068	$7,775

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
In third quarter and first nine months 2018, the Company recognized an unusual net gain from insurance in excess of costs of the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considers the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•
In third quarter and first nine months 2018, the Company recognized unusual costs resulting from the fourth quarter 2017 Tax Cuts and Jobs Act ("Tax Reform Act") and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Additionally, in first nine months 2019 and third quarter and first nine months 2018, the Company recognized unusual increases to earnings from adjustments of the provisional net tax decrease to the provision for income taxes recognized in fourth quarter 2017 resulting from the tax law changes and tax impact of the related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$2	$—	$52	$6
Unusual items impacting earnings before interest and taxes:
Coal gasification incident insurance in excess of costs	—	(67)	—	(86)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	1	—	20
Total non-core and unusual items impacting earnings before interest and taxes	2	(66)	52	(60)
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	1	(12)	13	(10)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	14	(7)	4
Interim adjustment to tax provision	—	11	(13)	16
Total items impacting provision for income taxes	1	13	(7)	10
Total items impacting net earnings attributable to Eastman	$1	$(79)	$59	$(70)

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•	Gross profit,

•	Selling, general and administrative expenses ("SG&A"),

•	Other (income) charges, net,

•	Earnings before interest and taxes ("EBIT"),

•	Provision for income taxes,

•	Net earnings attributable to Eastman,

•	Diluted EPS, and

•	Net cash provided by operating activities.

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

The Company generated sales revenue of $2.3 billion and $2.5 billion in third quarter 2019 and 2018, respectively, and $7.1 billion and $7.8 billion in first nine months 2019 and 2018, respectively. Sales revenue decreased $222 million and $707 million in third quarter and first nine months 2019 compared to third quarter and first nine months 2018, respectively, as a result of decreases in all operating segments.

EBIT was $367 million and $517 million in third quarter 2019 and 2018, respectively, and $1.1 billion and $1.4 billion in first nine months 2019 and 2018, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $369 million and $451 million in third quarter 2019 and 2018, respectively, and $1.1 billion and $1.4 billion in first nine months 2019 and 2018, respectively. Adjusted EBIT decreased in third quarter 2019 compared to third quarter 2018, as a result of decreases in all operating segments except for the AM segment. Adjusted EBIT decreased in first nine months 2019 compared to first nine months 2018 as a result of decreases in all operating segments.

Further discussion of sales revenue and EBIT changes by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$266	$1.93	$412	$2.89
Total non-core and unusual items, net of tax (1)(2)	1	0.01	(68)	(0.48)
Interim adjustment to tax provision (1)	—	—	(11)	(0.07)
Adjusted net earnings	$267	$1.94	$333	$2.34

	First Nine Months
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$733	$5.27	$1,046	$7.28
Total non-core and unusual items, net of tax (1)(2)	46	0.34	(54)	(0.38)
Interim adjustment to tax provision (1)	13	0.09	(16)	(0.11)
Adjusted net earnings	$792	$5.70	$976	$6.79

(1)	See "Results of Operations - Provision for Income Taxes" for adjusted provision for income taxes for third quarter and first nine months 2019 and 2018.

(2)
Provision for income taxes for non-core and unusual items are calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible. See "Results of Operations - Net Earnings Attributable to Eastman and Diluted Earnings per Share" for the tax effected amount of non-core and unusual items.

Cash provided by operating activities was $833 million and $803 million in first nine months 2019 and 2018, respectively. Free cash flow was $525 million and $487 million in first nine months 2019 and 2018, respectively.

As previously reported, in fourth quarter 2017 an explosion in the Kingsport site's coal gasification area disrupted manufacturing operations, primarily for the Fibers and CI segments which are significant internal users of cellulose and acetyl stream intermediates. In September 2018, Eastman reached a final settlement agreement with its insurer for the coal gasification incident and in October 2018, the Company received the final cash payment from the insurer of $65 million. The incident, net of insurance, reduced 2017 earnings by $112 million and increased 2018 earnings by $86 million. The cumulative net costs of the incident were $26 million. Third quarter and first nine months 2018 included $67 million and $86 million, respectively, insurance net of costs of the disruption, repairs, and reconstruction of coal gasification operations, recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Sales	$2,325	$2,547	$(222)	(9)%	$7,068	$7,775	$(707)	(9)%
Volume / product mix effect			(69)	(3)%			(352)	(5)%
Price effect			(129)	(5)%			(245)	(3)%
Exchange rate effect			(24)	(1)%			(110)	(1)%

Sales revenue decreased in third quarter and first nine months 2019 compared to third quarter and first nine months 2018 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross profit	$574	$728	(21)%	$1,737	$2,013	(14)%
Coal gasification incident insurance in excess of costs	—	(67)		—	(21)
Gross profit excluding unusual item	$574	$661	(13)%	$1,737	$1,992	(13)%

Excluding coal gasification incident insurance in excess of costs, gross profit decreased in third quarter 2019 compared to third quarter 2018 as a result of decreases in all operating segments except in the AM segment. Excluding coal gasification incident insurance in excess of costs, gross profit decreased in first nine months 2019 compared to first nine months 2018 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Selling, general and administrative expenses	$163	$175	(7)%	$515	$554	(7)%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	(1)		—	(7)
Selling, general and administrative expenses excluding unusual item	$163	$174	(6)%	$515	$547	(6)%

SG&A expenses in third quarter and first nine months 2018 included costs for professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. SG&A expenses decreased in third quarter and first nine months 2019 compared to third quarter and first nine months 2018 primarily as a result of lower variable compensation costs and cost management actions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Research and development expenses	$59	$60	(2)%	$174	$176	(1)%

R&D expenses decreased slightly in third quarter and first nine months 2019 compared to third quarter and first nine months 2018 primarily due to cost management actions including increased focus on project prioritization.

Asset Impairments and Restructuring Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Severance charges	$1	$—	$45	$6
Other restructuring costs	1	—	7	—
Total	$2	$—	$52	$6

Third quarter and first nine months 2019 restructuring charges included $2 million and $48 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives actions. Management anticipates total cost savings from these actions of approximately $50 million to be recognized mostly in 2019 primarily in cost of sales and SG&A expenses. First nine months 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016. In first nine months 2018, the Company recognized restructuring charges of $6 million for corporate severance.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company will conduct the annual impairment testing of goodwill and indefinite-lived intangible assets in the fourth quarter. For more information on the results of the fourth quarter 2018 impairment test (including for the crop protection reporting unit of the AFP segment) see "Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K.

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Other components of post-employment (benefit) cost, net	$(20)	$(30)	$(62)	$(90)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2019	2018	2019	2018
Foreign exchange transaction (gains) losses, net	$4	$6	$6	$13
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(3)	(8)	(15)
Coal gasification incident property insurance	—	—	—	(65)
Other, net	1	3	2	4
Other (income) charges, net	$3	$6	$—	$(50)
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	—	(13)
Coal gasification incident property insurance	—	—	—	65
Other (income) charges, net excluding unusual items	$3	$6	$—	$2

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Earnings before interest and taxes	$367	$517	(29)%	$1,058	$1,417	(25)%
Asset impairments and restructuring charges, net	2	—		52	6
Coal gasification incident insurance in excess of costs	—	(67)		—	(86)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	1		—	20
Earnings before interest and taxes excluding non-core and unusual items	$369	$451	(18)%	$1,110	$1,357	(18)%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2019	2018	Change	2019	2018	Change
Gross interest costs	$56	$59	(5)%	$170	$184	(8)%
Less: Capitalized interest	1	1		3	3
Interest expense	55	58		167	181
Less: Interest income	1	—		2	3
Net interest expense	$54	$58	(7)%	$165	$178	(7)%

Net interest expense decreased primarily as a result of U.S. dollar to euro cross-currency swaps and reduced commercial paper and term loan borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter				First Nine Months
	2019		2018		2019		2018
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$46	15%	$46	10%	$158	18%	$190	15%
Tax provision for non-core and unusual items (1)	1		(12)		13		(10)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—		14		(7)		4
Interim adjustment to tax provision (2)	—		11		(13)		16
Adjusted provision for income taxes and effective tax rate	$47	15%	$59	15%	$151	16%	$200	17%

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

(2)
Third quarter 2019 and 2018 provision for income taxes were adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2019 and 2018 are calculated applying the forecasted full year effective tax rates as shown below.

	First Nine Months
	2019	2018
Effective tax rate	18%	15%
Discrete tax items (1)	—%	1%
Tax impact of non-core and unusual items (2)	1%	—%
Forecasted full year impact of expected tax events	(3)%	1%
Forecasted full year effective tax rate	16%	17%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$266	$1.93	$412	$2.89
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	1	0.01	—	—
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	—	—	(55)	(0.39)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	1	0.01
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	(14)	(0.10)
Interim adjustment to tax provision	—	—	(11)	(0.07)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$267	$1.94	$333	$2.34

	First Nine Months
	2019		2018
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$733	$5.27	$1,046	$7.28
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	39	0.29	4	0.03
Unusual items, net of tax: (1)
Coal gasification incident insurance in excess of costs	—	—	(69)	(0.49)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	15	0.11
Adjustments from tax law changes and outside-U.S. entity reorganizations	7	0.05	(4)	(0.03)
Interim adjustment to tax provision	13	0.09	(16)	(0.11)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$792	$5.70	$976	$6.79

(1)	Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

In April 2019, Eastman acquired the Marlotherm heat transfer fluid assets in Marl, Germany as a targeted addition to the specialty fluids business in the AFP segment. In July 2019, Eastman acquired, INACSA, a cellulosic yarn company in La Batllòria, Spain as a targeted addition to the acetate yarn business in the Fibers segment. The financial results of each of the acquisitions are included in the Company's consolidated results of operations commencing on the respective date of acquisition.

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$832	$915	$(83)	(9)%	$2,510	$2,796	$(286)	(10)%
Volume / product mix effect			(27)	(3)%			(143)	(5)%
Price effect			(43)	(5)%			(89)	(3)%
Exchange rate effect			(13)	(1)%			(54)	(2)%

Earnings before interest and taxes	$144	$186	$(42)	(23)%	$437	$554	$(117)	(21)%
Asset impairments and restructuring charges, net	—	—	—		4	—	4
Coal gasification incident insurance in excess of costs	—	(4)	4		—	(6)	6
Earnings before interest and taxes excluding non-core and unusual items	144	182	(38)	(21)%	441	548	(107)	(20)%

Sales revenue in third quarter and first nine months 2019 decreased compared to third quarter and first nine months 2018 due to lower sales volume, lower selling prices, and an unfavorable shift in foreign currency exchange rates. The lower sales volume was primarily attributed to weaker end-market demand resulting from global trade-related pressures, particularly in transportation markets in China and Europe. Lower selling prices were primarily due to lower raw material prices, particularly for care chemicals, and increased competitive pressure in markets for animal nutrition, adhesives resins, and tire additives.

Third quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased in third quarter 2019 compared to third quarter 2018 primarily due to lower selling prices of $43 million, unfavorable product mix due to lower sales of premium products, particularly cellulose esters, and lower sales volume of $27 million, and higher planned manufacturing site maintenance costs of $7 million, partially offset by lower raw material costs of $42 million.

First nine months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased first nine months 2019 compared to first nine months 2018 primarily due to lower selling prices of $90 million, lower sales volume of $81 million, and higher planned manufacturing site maintenance costs of $10 million, partially offset by lower raw material costs of $76 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$697	$709	$(12)	(2)%	$2,050	$2,131	$(81)	(4)%
Volume / product mix effect			3	—%			(50)	(2)%
Price effect			(8)	(1)%			5	—%
Exchange rate effect			(7)	(1)%			(36)	(2)%

Earnings before interest and taxes	$159	$153	$6	4%	$406	$438	$(32)	(7)%
Coal gasification incident insurance in excess of costs	—	(6)	6		—	(9)	9
Earnings before interest and taxes excluding unusual item	159	147	12	8%	406	429	(23)	(5)%

Sales revenue in third quarter 2019 decreased compared to third quarter 2018 due to lower selling prices and an unfavorable shift in foreign currency exchange rates. Lower selling prices were primarily due to lower raw material prices. Sales volume was relatively unchanged despite uncertainty caused by global trade disruptions and reduced global automotive sales. Increased sales of premium products including Tritan™ copolyester, Saflex™ acoustic interlayers, and paint protection film were offset by lower sales volume of non-premium copolyester and interlayer products.

Sales revenue in first nine months 2019 decreased compared to first nine months 2018 due to lower sales volume and an unfavorable shift in foreign currency exchange rates. Lower specialty plastics sales volume was attributed to uncertainty caused by global trade disruptions. Lower advanced interlayers and performance films sales volume was primarily attributed to reduced global automotive sales, partially offset by increased sales of certain premium products including paint protection film and acoustic and architectural interlayers.

Third quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT increased in third quarter 2019 compared to third quarter 2018 as a result of lower raw material costs and lower costs from continued cost management totaling $28 million, mostly offset by lower selling prices, higher planned manufacturing site maintenance costs, and an unfavorable shift in foreign currency exchange rates totaling $17 million.

First nine months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased first nine months 2019 compared to first nine months 2018 primarily due to lower sales volume of $40 million, partially offset by lower costs of $17 million due to continued cost management.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$579	$703	$(124)	(18)%	$1,865	$2,142	$(277)	(13)%
Volume / product mix effect			(41)	(7)%			(103)	(5)%
Price effect			(80)	(11)%			(157)	(7)%
Exchange rate effect			(3)	—%			(17)	(1)%

Earnings before interest and taxes	$34	$109	$(75)	(69)%	$170	$264	$(94)	(36)%
Coal gasification incident insurance in excess of costs	—	(30)	30		—	(32)	32
Earnings before interest and taxes excluding unusual item	34	79	(45)	(57)%	170	232	(62)	(27)%

Sales revenue in third quarter and first nine months 2019 decreased compared to third quarter and first nine months 2018 primarily due to lower selling prices across the segment attributed to lower raw material prices and increased competitive activity. Sales revenue was also negatively impacted by lower intermediates products sales volume attributed to increased competitive activity and lower functional amines products sales volume attributed to weaker demand in agricultural end-markets resulting from wet weather in North America earlier in the year.

Third quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased third quarter 2019 compared to third quarter 2018 primarily due to lower sales volume of $16 million, lower selling prices of $80 million more than offsetting lower raw material costs of $73 million, and costs of planned manufacturing site maintenance and of a local power disruption each impacting the Longview, Texas manufacturing site, totaling $28 million. The increased site costs were partially offset by the benefits from the recent modifications to the site's olefin cracking units to allow use of refinery-grade propylene feedstock and lower costs from continued segment cost management, totaling $10 million.

First nine months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased first nine months 2019 compared to first nine months 2018 primarily due to lower selling prices of $160 million and lower sales volume of $21 million, more than offsetting lower raw material costs and lower costs from continued segment cost management totaling $124 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2019	2018	$	%	2019	2018	$	%
(Dollars in millions)
Sales	$217	$220	$(3)	(1)%	$643	$706	$(63)	(9)%
Volume / product mix effect			(4)	(1)%			(56)	(8)%
Price effect			2	—%			(4)	(1)%
Exchange rate effect			(1)	—%			(3)	—%

Earnings before interest and taxes	$51	$84	$(33)	(39)%	$144	$210	$(66)	(31)%
Coal gasification incident insurance in excess of costs	—	(27)	27		—	(39)	39
Earnings before interest and taxes excluding unusual item	51	57	(6)	(11)%	144	171	(27)	(16)%

Sales revenue in third quarter 2019 decreased slightly compared to third quarter 2018 primarily due to lower acetate flake sales volume to the acetate tow joint venture in China attributed to customer buying patterns. Lower acetate flake sales volume was partially offset by sales from the acquired INACSA cellulosic yarn business and increased sales of textiles innovation products.
Sales revenue in first nine months 2019 decreased compared to first nine months 2018 primarily due to lower acetate tow sales volume attributed to weakened market demand resulting from global trade-related pressures, customer buying patterns, and a general market decline.
Third quarter 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased third quarter 2019 compared to third quarter 2018 primarily due to the total impact of $5 million of lower acetate flake sales volume and lower capacity utilization. In third quarter 2018, capacity utilization was temporarily increased as a result of inventory management in response to the coal gasification incident.
First nine months 2018 EBIT included insurance in excess of costs from the coal gasification incident. Excluding this unusual item, EBIT decreased first nine months 2019 compared to first nine months 2018 primarily due to the net impact of $23 million of lower acetate tow sales volume and lower selling prices, partially offset by lower raw material costs and lower costs from continued cost management.
Other

	Third Quarter		First Nine Months
	2019	2018	2019	2018
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(26)	$(26)	$(78)	$(79)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	12	20	35	61
Asset impairments and restructuring charges, net	(2)	—	(48)	(6)
Other income (charges), net not allocated to operating segments	(5)	(9)	(8)	(25)
Loss before interest and taxes before non-core and unusual items	$(21)	$(15)	$(99)	$(49)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	1	—	20
Asset impairments and restructuring charges, net	2	—	48	6
Loss before interest and taxes excluding non-core and unusual items	(19)	(14)	(51)	(23)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
United States and Canada	$966	$1,083	$(117)	(11)%	$2,961	$3,291	$(330)	(10)%
Asia Pacific	602	665	(63)	(9)%	1,729	1,946	(217)	(11)%
Europe, Middle East, and Africa	611	649	(38)	(6)%	1,949	2,101	(152)	(7)%
Latin America	146	150	(4)	(3)%	429	437	(8)	(2)%
Total Eastman Chemical Company	$2,325	$2,547	$(222)	(9)%	$7,068	$7,775	$(707)	(9)%

Sales revenue in United States and Canada decreased in third quarter and first nine months 2019 compared to third quarter and first nine months 2018 primarily due to lower sales volume in all operating segments, particularly in the CI and AFP segments, and lower selling prices, particularly in the CI segment.

Sales revenue in Asia Pacific decreased in third quarter 2019 compared to third quarter 2018 primarily due to lower selling prices, particularly in the CI and AFP segments, and lower sales volume, particularly in the AFP, Fibers, and CI segments. Sales revenue in Asia Pacific decreased in first nine months 2019 compared to first nine months 2018 primarily due to lower sales volume in all operating segments, particularly in the AFP, AM, and Fibers segments, and lower selling prices, particularly in the CI and AFP segments.

Sales revenue in Europe, Middle East, and Africa decreased in third quarter 2019 compared to third quarter 2018 primarily due to unfavorable foreign currency exchange rates in all operating segments and lower selling prices, particularly in the AFP and CI segments, partially offset by higher sales volume in the Fibers and AM segments. Sales revenue in Europe, Middle East, and Africa decreased in first nine months 2019 compared to first nine months 2018 primarily due to unfavorable foreign currency exchange rates in all operating segments, lower selling prices, particularly in the AFP segment, and lower sales volume, particularly in the AFP and Fibers segments, partially offset by higher sales volume in the AM segment.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2019	2018
Net cash provided by (used in)
Operating activities	$833	$803
Investing activities	(360)	(315)
Financing activities	(487)	(482)
Effect of exchange rate changes on cash and cash equivalents	(5)	(4)
Net change in cash and cash equivalents	(19)	2
Cash and cash equivalents at beginning of period	226	191
Cash and cash equivalents at end of period	$207	$193

Cash provided by operating activities increased $30 million in first nine months 2019 compared with first nine months 2018. First nine months 2018 included net cash of $85 million used in operating activities related to the coal gasification incident. Excluding this item, net cash provided by operating activities decreased $55 million in 2019 due to lower net earnings, partially offset by lower increases in net working capital (trade receivables, inventories, and trade payables).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities increased $45 million in first nine months 2019 compared with first nine months 2018. First nine months 2018 included $65 million proceeds from coal gasification incident insurance for property damage. Excluding this item, cash used in investing activities decreased $20 million due to lower additions to properties and equipment partially offset by acquisitions of businesses in the AFP and Fibers segments.

Cash used in financing activities increased $5 million in first nine months 2019 compared with first nine months 2018. The increase was primarily due to lower proceeds from and lower repayment of borrowings and higher dividend payments partially offset by lower share repurchases.

	First Nine Months
(Dollars in millions)	2019	2018
Net cash provided by operating activities	$833	$803
Capital expenditures
Additions to properties and equipment	(308)	(381)
Proceeds from property insurance (1)	—	65
Net capital expenditures	(308)	(316)
Free cash flow	$525	$487

(1)	Cash proceeds from insurance for coal gasification incident property damage.

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

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At September 30, 2019, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2019, the Company's commercial paper borrowings were $297 million with a weighted average interest rate of 2.29 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expires April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, has an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC have first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and ECFC pays a fee to maintain availability of the A/R Facility. At September 30, 2019, the Company had no borrowings outstanding under the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has access to borrowings of up to €150 million ($163 million) under a receivables facility based on the discounted value of selected customer accounts receivable. This facility expires December 2020 and renews for another one year period if not terminated with 90 days notice by either party. These arrangements include receivables in the United States, Belgium, and Finland, and are subject to various eligibility requirements. Borrowings under this facility are subject to interest at an agreed spread above LIBOR and EURIBOR plus administration and insurance fees. At September 30, 2019, the Company's amount of outstanding borrowings under this facility were $95 million with a weighted average interest rate of 1.51 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In October 2019, the balance of this receivables facility was repaid using available A/R Facility borrowings.

The Credit Facility and A/R Facility contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all covenants at both September 30, 2019 and December 31, 2018. The total amount of available borrowings under the Credit Facility and A/R Facility was approximately $1.75 billion as of September 30, 2019. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.03 to the Company's Current Report on Form 8-K dated October 9, 2014.

Debt and Other Commitments

At September 30, 2019, the Company's borrowings totaled $6.2 billion with various maturities. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Off Balance Sheet Items

The Company has uncommitted accounts receivable factoring agreements under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in third quarter 2019 and 2018 were $190 million and $38 million, respectively, and $460 million and $123 million in first nine months 2019 and 2018, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $118 million and $76 million of these receivables would have been outstanding as of September 30, 2019 and December 31, 2018, respectively, had they not been sold under these factoring agreements.

See Note 8, "Leases and Off Balance Sheet Items", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding off balance sheet items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $308 million and $381 million in first nine months 2019 and 2018, respectively. Capital expenditures in 2019 were primarily for targeted growth initiatives and site modernization projects at the Longview, Texas; Kingsport, Tennessee; and Jefferson, Pennsylvania manufacturing sites. The Company expects that 2019 capital expenditures will be between $425 million to $450 million, primarily for targeted growth initiatives and maintenance.

Stock Repurchases

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of September 30, 2019, a total of 6,753,164 shares have been repurchased under this authorization for a total amount of $573 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUTLOOK

In 2019, management expects adjusted EPS to be between $7.00 and $7.20 and free cash flow to approach $1.1 billion. These expectations assume:

•
earnings to benefit from a robust portfolio of specialty businesses in attractive niche end-markets, strong growth in high margin, innovative products, and $40 million of cost savings resulting from business improvement and cost reduction initiatives, offset by the impact of lower capacity utilization due to weakened product demand;

•
earnings to continue to be negatively impacted by slow global economic growth, global trade disruptions, a stronger U.S. dollar, and higher pension costs due to lower expected return on assets and higher interest costs;

•	interest expense of approximately $225 million;

•	the full-year effective tax rate on reported earnings before income tax to be approximately 16 percent;

•	depreciation and amortization of approximately $620 million;

•	capital expenditures between $425 million to $450 million;

•	reduction in debt to be similar to 2018; and

•	share repurchases to be slightly lower than 2018.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as previously reported in "Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2018 Annual Report on Form 10-K, the carrying values of certain assets from acquisitions may be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

At September 30, 2019 and December 31, 2018, the market risk associated with certain cash flows related to certain foreign currency denominated sales and purchase transactions, assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies, was $73 million and $28 million, respectively, with an additional $7 million and $3 million, respectively, exposure for each additional one percentage point adverse change in those foreign currency rates. The increase in market risk in September 2019, compared to December 2018, was due to a larger foreign currency derivative portfolio at September 30, 2019.

At September 30, 2019 and December 31, 2018, the market risk associated with commodity derivative transactions, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $13 million and $25 million, respectively, with an additional $1 million and $3 million, respectively, of exposure for each one percentage point move in closing price thereafter. The decrease in market risk in September 2019, compared to December 2018, was due to a lower commodity derivative portfolio at September 30, 2019.

Other than the foreign currency risk related to sales and purchase transactions and commodity risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2018 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2019, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of September 30, 2019, a total of 6,753,164 shares have been repurchased under this authorization for a total amount of $573 million. During first nine months 2019, the Company repurchased 4,282,409 shares of common stock for a cost of $325 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
July 1 - 31, 2019	—	$—	—	$1.502	billion
August 1 - 31, 2019	—	$—	—	$1.502	billion
September 1 - 30, 2019	1,032,623	$72.63	1,032,623	$1.427	billion
Total	1,032,623	$72.63	1,032,623

(1)	Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.	EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

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

4.16	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.17	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.18	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2019

31.02 *	Rule 13a – 14(a) Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2019

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2019

32.02 *	Section 1350 Certification by Curtis E. Espeland, Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2019

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 1, 2019	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Executive Vice President and Chief Financial Officer