Form 10-Q
period 2020-03-31
EASTMAN CHEMICAL CO
filed 2020-05-11
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2020
Common Stock, par value $0.01 per share	135,894,258
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	50

1A.	Risk Factors	50

2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

6.	Exhibits	52

SIGNATURES

Signatures	54

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to, and effects of hedging of, raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2020	2019
Sales	$2,241	$2,380
Cost of sales	1,664	1,806
Gross profit	577	574
Selling, general and administrative expenses	160	187
Research and development expenses	61	58
Asset impairments and restructuring charges, net	14	32
Other components of post-employment (benefit) cost, net	(30)	(21)
Other (income) charges, net	4	(2)
Earnings before interest and taxes	368	320
Net interest expense	52	56
Earnings before income taxes	316	264
Provision for income taxes	56	55
Net earnings	260	209
Less: Net earnings attributable to noncontrolling interest	2	—
Net earnings attributable to Eastman	$258	$209

Basic earnings per share attributable to Eastman	$1.90	$1.50
Diluted earnings per share attributable to Eastman	$1.89	$1.49

Comprehensive Income
Net earnings including noncontrolling interest	$260	$209
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	19	30
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	7	10
Reclassification adjustment for (gains) losses included in net income, net	(2)	(2)
Total other comprehensive income (loss), net of tax	17	31
Comprehensive income including noncontrolling interest	277	240
Less: Comprehensive income attributable to noncontrolling interest	2	—
Comprehensive income attributable to Eastman	$275	$240
Retained Earnings
Retained earnings at beginning of period	$7,965	$7,573
Cumulative effect adjustment resulting from adoption of new accounting standards	—	(20)
Net earnings attributable to Eastman	258	209
Cash dividends declared	(90)	(87)
Retained earnings at end of period	$8,133	$7,675

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$680	$204
Trade receivables, net of allowance for doubtful accounts	1,045	980
Miscellaneous receivables	391	395
Inventories	1,659	1,662
Other current assets	76	80
Total current assets	3,851	3,321
Properties
Properties and equipment at cost	13,082	12,904
Less: Accumulated depreciation	7,584	7,333
Net properties	5,498	5,571
Goodwill	4,417	4,431
Intangible assets, net of accumulated amortization	1,962	2,011
Other noncurrent assets	737	674
Total assets	$16,465	$16,008

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,420	$1,618
Borrowings due within one year	895	171
Total current liabilities	2,315	1,789
Long-term borrowings	5,399	5,611
Deferred income tax liabilities	924	915
Post-employment obligations	968	1,016
Other long-term liabilities	667	645
Total liabilities	10,273	9,976
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 220,050,159 and 219,638,646 for 2020 and 2019, respectively)	2	2
Additional paid-in capital	2,109	2,105
Retained earnings	8,133	7,965
Accumulated other comprehensive income (loss)	(197)	(214)
	10,047	9,858
Less: Treasury stock at cost (84,206,699 shares for 2020 and 83,696,398 shares for 2019)	3,930	3,900
Total Eastman stockholders' equity	6,117	5,958
Noncontrolling interest	75	74
Total equity	6,192	6,032
Total liabilities and stockholders' equity	$16,465	$16,008

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2020	2019
Operating activities
Net earnings	$260	$209
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	139	155
Asset impairment charges	9	—
Provision for deferred income taxes	12	4
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(72)	(149)
(Increase) decrease in inventories	(18)	(122)
Increase (decrease) in trade payables	(104)	(42)
Pension and other postretirement contributions (in excess of) less than expenses	(52)	(36)
Variable compensation (in excess of) less than expenses	(74)	(77)
Other items, net	71	53
Net cash provided by (used in) operating activities	171	(5)
Investing activities
Additions to properties and equipment	(99)	(106)
Acquisitions, net of cash acquired	—	(19)
Other items, net	(2)	—
Net cash used in investing activities	(101)	(125)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	539	370
Proceeds from borrowings	—	125
Repayment of borrowings	—	(175)
Dividends paid to stockholders	(90)	(87)
Treasury stock purchases	(30)	(125)
Other items, net	(11)	(6)
Net cash provided by financing activities	408	102
Effect of exchange rate changes on cash and cash equivalents	(2)	(3)
Net change in cash and cash equivalents	476	(31)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$680	$195

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2019 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of the items noted below. The December 31, 2019 financial position data included herein was derived from the audited consolidated financial statements included in the 2019 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2016-13 Financial Instruments - Credit Losses: On January 1, 2020, Eastman adopted this standard, and related releases, under the various required transition methods. The amendments require a financial asset (including trade receivables) to be presented at the net amount expected to be collected through the use of allowances for credit losses valuation account. The income statement will reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. The adoption of this standard did not result in a material impact on the Company's financial statements and related disclosures.

ASU 2018-13 Fair Value Measurement - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement: On January 1, 2020, Eastman adopted this standard that is a part of the Financial Accounting Standards Board's ("FASB") disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary changes applicable to Eastman in this update are the disclosures of fair value levels, assessment thereof, and transfers between those levels. The adoption under the various required transition methods did not impact the Company's related disclosures.

ASU 2018-18 Collaborative Arrangements - Clarifying the Interaction between Topic 808 (Collaborative Arrangements) and Topic 606 (Revenue from Contracts with Customers): On January 1, 2020, Eastman adopted this standard, retrospectively to the date of the initial application of Topic 606 on January 1, 2017, that provides clarification in regards to which contracts are accounted for under Topic 808 and Topic 606 as well as alignment of guidance between the two pronouncements. The adoption of this standard did not impact the Company's financial statements and related disclosures.

ASU 2019-01 Leases - Codification Improvements: On January 1, 2020, Eastman adopted this standard which was applied as of the adoption date and under the same transition methodology of ASU 2016-02 Lease previously adopted on January 1, 2019. The FASB issued this update in response to stakeholder inquiries regarding the new leasing standard. The adoption of this standard did not impact the Company's financial statements and related disclosures.

ASU 2020-04 Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting: Eastman adopted this standard when issued and effective on March 12, 2020. The FASB issued this update to provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform (the global financial markets transition in contracts, hedging relationships, and other transactions away from referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates and toward new reference rates) on financial reporting. As reference reform has not impacted Eastman as of the issuance and effective date, the adoption of this standard did not impact the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Adopted as of March 31, 2020

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

ASU 2020-01 Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: In January 2020, the FASB issued a clarification that an entity should consider observable transactions that require the application or discontinuance of the equity method of accounting for the purposes of applying the measurement alternative and clarification that certain forward contracts and purchased options to purchase securities that, upon settlement, would be accounted for under the equity method of accounting. This standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The update is to be applied prospectively. Management does not expect that changes required by the new standard will materially impact the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

In 2019, the Company expanded its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in first quarter 2020 and 2019 were $457 million and $101 million, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2020	2019
Finished goods	$1,138	$1,114
Work in process	221	220
Raw materials and supplies	548	576
Total inventories at FIFO or average cost	1,907	1,910
Less: LIFO reserve	248	248
Total inventories	$1,659	$1,662

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both March 31, 2020 and December 31, 2019.

3.PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2020	2019
Trade creditors	$770	$890
Accrued payroll and variable compensation	127	176
Accrued taxes	79	89
Post-employment obligations	84	93
Dividends payable to shareholders	90	90
Other	270	280
Total payables and other current liabilities	$1,420	$1,618

"Other" consists primarily of accruals for interest payable, the current portion of operating lease liabilities, the current portion of derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.INCOME TAXES

	First Quarter
(Dollars in millions)	2020		2019
	$	%	$	%
Provision for income taxes and tax rate	$56	18%	$55	21%

First quarter 2019 effective tax rate included adjustments to the tax provision to reflect planned amendments to and expected finalization of a prior year's income tax return in a foreign jurisdiction resulting in a higher effective tax rate compared to first quarter 2020.

At March 31, 2020, Eastman had $202 million in unrecognized tax benefits. At the end of the first quarter, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by $28 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2020	2019
Borrowings consisted of:
4.5% notes due January 2021	$185	$185
3.5% notes due December 2021	298	298
3.6% notes due August 2022	741	741
1.50% notes due May 2023 (1)	821	840
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	700	695
1.875% notes due November 2026 (1)	543	556
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	493	493
4.8% notes due September 2042	493	493
4.65% notes due October 2044	874	874
Commercial paper and short-term borrowings	310	171
Credit facilities borrowings	400	—
Total borrowings	6,294	5,782
Borrowings due within one year	895	171
Long-term borrowings	$5,399	$5,611
(1)The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

Revolving Credit Facilities and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2020, the Company's borrowings under the Credit Facility were $400 million with an interest rate of 2.17 percent. At December 31, 2019, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2020, the Company's commercial paper borrowings were $310 million with a weighted average interest rate of 3.13 percent. At December 31, 2019, the Company's commercial paper borrowings were $170 million with a weighted average interest rate of 2.03 percent.

The Company had access to up to $250 million under an accounts receivable securitization agreement (the "A/R Facility") which expired April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, had an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC had first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility were subject to interest rates based on a spread over the lender's borrowing costs, and ECFC paid a fee to maintain availability of the A/R Facility. In first quarter 2020, the Company borrowed a total of $350 million under the A/R Facility and repaid a total of $350 million using available cash. At March 31, 2020 and December 31, 2019, the Company had no borrowings outstanding under the A/R Facility.

The Credit Facility and A/R Facility contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2020 and December 31, 2019.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2020 and December 31, 2019 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily under the Credit Facility and commercial paper, equals the carrying value and is classified as Level 2. At March 31, 2020 and December 31, 2019, the fair value of total borrowings was $6.606 billion and $6.275 billion, respectively. The Company had no borrowings classified as Level 3 as of March 31, 2020 and December 31, 2019.

Subsequent Actions

In April 2020, the Company borrowed $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from the COVID-19 coronavirus global pandemic ("COVID-19"). Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates depending on the Company's public debt rating and with principal and accrued interest payable April 2021. The Term Loan contains the same customary covenants and events of default, including maintenance of certain financial ratios, as the Credit Facility, with payment of customary fees.

Additionally, the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded.

6.DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

For further information on hedging programs, see Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of Accumulated other comprehensive income (loss) ("AOCI") located in the Unaudited Consolidated Statements of Financial Position and reclassified in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

In first quarter 2020, Eastman entered into a forward-starting interest rate swap with a total notional amount of $25 million to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. This swap was designated as a cash flow hedge and will be settled upon debt issuance.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are recognized on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Unaudited Consolidated Statements of Financial Position. Cash flows from the CTA component are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities" or "Other noncurrent assets" within the Unaudited Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2020 and December 31, 2019 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2020	December 31, 2019

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€585	€630
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	1
Energy (in million british thermal units)	21	27
Interest rate swaps for the future issuance of debt (in millions)	$25	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€851	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,243	€1,243

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2020 or 2019.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of March 31, 2020 and December 31, 2019.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2020 Level 2	December 31, 2019 Level 2
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$18	$13
Foreign exchange contracts	Other noncurrent assets	11	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other noncurrent assets	4	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	17	—
Cross-currency interest rate swaps	Other noncurrent assets	110	68
Total Derivative Assets		$160	$84

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$22	$26
Commodity contracts	Other long-term liabilities	1	2
Foreign exchange contracts	Payables and other current liabilities	—	1
Foreign exchange contracts	Other long-term liabilities	—	2
Forward starting interest rate swap contracts	Other long-term liabilities	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	1
Total Derivative Liabilities		$24	$32
Total Net Derivative Assets (Liabilities)		$136	$52

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion at both March 31, 2020 and December 31, 2019. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020 and December 31, 2019, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term borrowings (1)	$770	$763	$(2)	$(7)
(1)At March 31, 2020 and December 31, 2019, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $6 million and $7 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2020 and 2019.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Commodity contracts	$(9)	$7	$(1)	$(3)
Foreign exchange contracts	13	1	6	6
Forward starting interest rate and treasury lock swap contracts	1	1	(2)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	33	26	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	18	19	—	—
Cross-currency interest rate swaps excluded component	41	6	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,241	$1,664	$52	$2,380	$1,806	$56

The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(1)			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	6			6

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain on these derivatives of $7 million and a net loss on these derivatives of $3 million during first quarter 2020 and 2019, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $32 million and net losses of $50 million at March 31, 2020 and December 31, 2019, respectively. Gains recognized between March 31, 2020 and December 31, 2019 primarily resulted from a decrease in foreign currency exchange rates associated with the euro, partially offset by commodity price decreases. If recognized, approximately $29 million in pre-tax losses, as of March 31, 2020, would be reclassified into earnings during the next 12 months.

7.RETIREMENT PLANS

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

For additional information regarding retirement plans, see Note 10, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$4	$7	$3	$—	$—
Interest cost	14	4	19	5	5	6
Expected return on assets	(34)	(8)	(32)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(10)	(10)
Net periodic benefit (credit) cost	$(13)	$—	$(6)	$—	$(6)	$(5)

8.LEASES AND OTHER COMMITMENTS

Leases

There are two types of leases: finance and operating. Both types of leases have associated right-to-use assets and lease liabilities that are valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statements of Financial Position. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the collateralized incremental borrowing rate is used. The Company elected the accounting policy not to apply the recognition and measurement requirements to short-term leases with a term of 12 months or less and do not include a bargain purchase option.

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At March 31, 2020 and December 31, 2019, operating right-to-use assets of $187 million and $197 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $8 million at both periods of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position. As of March 31, 2020, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2020	$47
2021	51
2022	40
2023	27
2024	16
2025 and beyond	33
Total lease payments	214
Less: amounts of lease payments representing interest	28
Present value of future lease payments	186
Less: current obligations under leases	41
Long-term lease obligations	$145

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning in first quarter 2021. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

Lease costs during the period and other information is provided below:

	First Quarter
(Dollars in millions)	2020	2019
Lease costs:
Operating lease costs	$19	$15
Short-term lease costs	9	11
Sublease income	(1)	—
Total	$27	$26

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$18	$17
Right-to-use assets obtained in exchange for new lease liabilities	$16	$11

Weighted-average remaining lease term, in years	5	5
Weighted-average discount rate	3.9%	4.2%

Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2020	$—	$710	$154	$131	$47	$144	$1,186
2021	483	—	185	151	51	74	944
2022	741	—	173	100	40	83	1,137
2023	821	—	153	89	27	88	1,178
2024	241	—	136	98	16	89	580
2025 and beyond	3,298	—	1,413	1,958	33	1,111	7,813
Total	$5,584	$710	$2,214	$2,527	$214	$1,589	$12,838

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

The Company had various purchase obligations at March 31, 2020, totaling approximately $2.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency reserves, uncertain tax liabilities, accrued compensation benefits, commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2025 and beyond" line item.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The amount and timing of pension and other postretirement benefit payments included in other liabilities is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions. See Note 7, "Retirement Plans".

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results or operations, or cash flows. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K for the Company's accounting policy for environmental costs and see Note 9, "Environmental Matters and Asset Retirement Obligations".

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

9.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results or operations, or cash flows. The Company's total reserve for environmental loss contingencies was $285 million and $287 million at March 31, 2020 and December 31, 2019, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2020	December 31, 2019
Environmental contingent liabilities, current	$20	$20
Environmental contingent liabilities, long-term	265	267
Total	$285	$287

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $258 million to the maximum of $484 million at March 31, 2020 and from the best estimate or minimum of $260 million to the maximum of $487 million at December 31, 2019. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both March 31, 2020 and December 31, 2019.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2020 and full year 2019 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	4
Cash reductions	(15)
Balance at December 31, 2019	260
Changes in estimates recognized in earnings and other	2
Cash reductions	(4)
Balance at March 31, 2020	$258

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $27 million at both March 31, 2020 and December 31, 2019.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $48 million at both March 31, 2020 and December 31, 2019, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.LEGAL MATTERS

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

11.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2020 and 2019 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	258	—	—	258	2	260
Cash Dividends Declared (1) ($0.66 per share)	—	—	(90)	—	—	(90)	—	(90)
Other Comprehensive Income (Loss)	—	—	—	17	—	17	—	17
Share Based Compensation Expense (2)	—	15	—	—	—	15	—	15
Other (3)	—	(11)	—	—	—	(11)	(1)	(12)
Share Repurchase	—	—	—	—	(30)	(30)	—	(30)
Balance at March 31, 2020	$2	$2,109	$8,133	$(197)	$(3,930)	$6,117	$75	$6,192

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (4)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	209	—	—	209	—	209
Cash Dividends Declared (1) ($0.62 per share)	—	—	(87)	—	—	(87)	—	(87)
Other Comprehensive Income (Loss)	—	—	—	31	—	31	—	31
Share Based Compensation Expense (2)	—	18	—	—	—	18	—	18
Stock Option Exercises	—	4	—	—	—	4	—	4
Other (3)	—	(10)	—	—	—	(10)	1	(9)
Share Repurchase	—	—	—	—	(125)	(125)	—	(125)
Balance at March 31, 2019	$2	$2,060	$7,675	$(194)	$(3,700)	$5,843	$76	$5,919
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.
(3)Additional paid-in capital consists of value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)On January 1, 2019, Eastman adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income resulting in the reclassification of $20 million of stranded tax expense from AOCI to retained earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(309)	$106	$(41)	$(1)	$(245)
Period change (1)	45	—	(14)	—	31
Balance at December 31, 2019	(264)	106	(55)	(1)	(214)
Period change	19	(7)	5	—	17
Balance at March 31, 2020	$(245)	$99	$(50)	$(1)	$(197)
(1)Benefit plans unrecognized prior service credits includes $29 million reclassification of stranded tax expense from AOCI to retained earnings and unrealized gains (losses) on derivative instruments includes $9 million reclassification of stranded tax benefit from AOCI to retained earnings.

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2020		2019
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$19	$19	$30	$30
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(7)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	10	7	13	10
Reclassification adjustment for (gains) losses included in net income, net	(3)	(2)	(3)	(2)
Total other comprehensive income (loss)	$16	$17	$30	$31

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2020	2019
Numerator
Earnings attributable to Eastman, net of tax	$258	$209

Denominator
Weighted average shares used for basic EPS	136.0	139.0
Dilutive effect of stock options and other awards	0.5	1.1
Weighted average shares used for diluted EPS	136.5	140.1

(Calculated using whole dollars and shares)
EPS
Basic	$1.90	$1.50
Diluted	$1.89	$1.49

Shares underlying stock options excluded from first quarter 2020 and 2019 calculations of diluted EPS were 3,921,686 and 2,261,873, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First quarter 2020 and 2019 reflects share repurchases of 510,301 and 1,582,076, respectively.

The Company declared cash dividends of $0.66 and $0.62 per share in first quarter 2020 and 2019, respectively.

13.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	First Quarter
(Dollars in millions)	2020	2019
Fixed asset impairments	$7	$—
Intangible asset impairments	2	—
Severance charges	5	28
Other restructuring costs	—	4
Total	$14	$32

First quarter 2020 asset impairments and restructuring charges consisted of fixed asset impairment charges of $4 million and severance charges of $3 million in the Advanced Materials segment resulting from the closure of a manufacturing facility in North America and fixed asset impairment charges of $3 million and severance charges of $1 million in the Additives and Functional Products ("AFP") segment for a manufacturing facility in Asia Pacific, each part of ongoing site optimization actions. The Company also recognized an intangible asset impairment charge of $2 million in the AFP segment for customer relationships. In the Chemical Intermediates segment, the Company recognized severance charges of $1 million related to the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site by the end of 2020.

First quarter 2019 restructuring charges included $28 million for severance and related costs as part of business improvement and cost reduction initiatives and an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2020 and full year 2019:

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2020
Non-cash charges	$—	$9	$(9)	$—	$—
Severance costs	17	5	—	(5)	17
Other restructuring costs	11	—	—	(1)	10
Total	$28	$14	$(9)	$(6)	$27

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2019
Non-cash charges	$—	$72	$(72)	$—	$—
Severance costs	6	45	—	(34)	17
Other restructuring costs	8	9	1	(7)	11
Total	$14	$126	$(71)	$(41)	$28

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2020 and 2019, $15 million and $18 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $3 million and $5 million, respectively, was for stock options. The compensation expense is recognized over the substantive vesting period, which may be shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2020 and 2019, $1 million and $3 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2020 and 2019 net earnings of $11 million and $14 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2020 and 2019, the number of stock options granted under the 2017 Omnibus Stock Compensation Plan was approximately 622 thousand and 691 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is ten years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the determination of fair value for stock options granted in first quarter 2020 and 2019 are provided in the table below:

	First Quarter
Assumptions	2020	2019
Expected volatility rate	21.56%	19.61%
Expected dividend yield	3.30%	2.41%
Average risk-free interest rate	0.94%	2.56%
Expected term years	5.9	5.7

The grant date exercise price and fair value of options granted during first quarter 2020 were $61.51 and $7.92, respectively, and first quarter 2019 were $82.69 and $13.60, respectively.

For options unvested at March 31, 2020, $6 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2020 and 2019 for the 2020-2022 and 2019-2021 periods were approximately 423 thousand and 412 thousand, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2020 and 2019 were approximately 123 thousand and 116 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2020 and 2019, $12 million and $13 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2020 was approximately $90 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

15.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Three Months
	2020	2019
Other current assets	$7	$2
Other noncurrent assets	9	6
Payables and other current liabilities	58	59
Long-term liabilities and equity	(3)	(14)
Total	$71	$53

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous receivables and accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary between the Company's business operating segments and the geographical regions in which they serve. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 19, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2019 Annual Report on Form 10-K.

(Dollars in millions)	First Quarter
Sales by Segment	2020	2019
Additives & Functional Products	$822	$855
Advanced Materials	615	657
Chemical Intermediates	592	655
Fibers	212	213
Total Sales	$2,241	$2,380

(Dollars in millions)	First Quarter
Earnings Before Interest and Taxes by Segment	2020	2019
Additives & Functional Products	$143	$146
Advanced Materials	100	102
Chemical Intermediates	80	73
Fibers	53	42
Total Earnings Before Interest and Taxes by Operating Segment	376	363
Other
Growth initiatives and businesses not allocated to operating segments	(23)	(27)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	12
Asset impairments and restructuring charges, net	—	(28)
Other income (charges), net not allocated to operating segments	(6)	—
Total Earnings Before Interest and Taxes	$368	$320

(Dollars in millions)	March 31,	December 31,
Assets by Segment (1)	2020	2019
Additives & Functional Products	$6,375	$6,387
Advanced Materials	4,429	4,415
Chemical Intermediates	2,703	2,775
Fibers	1,020	1,014
Total Assets by Operating Segment	14,527	14,591
Corporate Assets	1,938	1,417
Total Assets	$16,465	$16,008
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter
Sales by Customer Location	2020	2019
United States and Canada	$980	$1,000
Asia Pacific	495	553
Europe, Middle East, and Africa	631	689
Latin America	135	138
Total Sales	$2,241	$2,380

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2019 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", and "Liquidity and Other Financial Information - Cash Flows" in this MD&A.

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closure, or shutdowns of businesses or assets, financing transaction costs, and mark-to-market losses or gains for pension and other postretirement benefit plans.

•In first quarter 2019, the Company recognized an unusual net decrease to earnings from adjustments of the provision for income taxes resulting from tax law changes, primarily the 2017 Tax Cuts and Jobs Act ("Tax Reform Act") and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

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

Non-GAAP Cash Flow Measure

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

Non-GAAP Measures in this Quarterly Report

The following non-core item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Adjustments to the provision for income taxes resulting from fourth quarter 2017 tax law changes, primarily the Tax Reform Act, and related outside-U.S. entity reorganizations.

As described above, the alternative non-GAAP measure of cash flow, free cash flow, is presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2020	2019
Non-core item impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$14	$32
Total non-core items impacting earnings before interest and taxes	14	32
Less: Items impacting provision for income taxes:
Tax effect of non-core items	3	6
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	(10)
Interim adjustment to tax provision	(8)	(3)
Total items impacting provision for income taxes	(5)	(7)
Total items impacting net earnings attributable to Eastman	$19	$39

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Earnings before interest and taxes ("EBIT"),
•Provision for income taxes,
•Net earnings attributable to Eastman,
•Diluted EPS, and
•Net cash provided by (used in) operating activities.

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

The Company generated sales revenue of $2.2 billion and $2.4 billion in first quarter 2020 and 2019, respectively. EBIT was $368 million and $320 million in first quarter 2020 and 2019, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $382 million and $352 million in first quarter 2020 and 2019, respectively. Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$258	$1.89	$209	$1.49
Total non-core and unusual items, net of tax	11	0.08	36	0.25
Interim adjustment to tax provision	8	0.06	3	0.03
Adjusted net earnings	$277	$2.03	$248	$1.77

Cash provided by operating activities was $171 million in first three months 2020 and cash used in operating activities was $5 million in first three months 2019. Free cash flow was $72 million and $(111) million in first three months 2020 and 2019, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of the COVID-19 coronavirus global pandemic ("COVID-19") in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules. As previously reported, as a precautionary measure due to increased financial market volatility resulting from COVID-19, Eastman took certain liquidity actions, including borrowing $400 million under the revolving credit agreement (the "Credit Facility") in March 2020 and $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") in April 2020. The Company's cash balance as of March 31, 2020 was $680 million. See "Liquidity and Other Financial Information" for additional information. In addition to these liquidity actions, the Company plans approximately $150 million of cost reductions in 2020 primarily by changes to operations in response to weakened demand, deferring planned manufacturing asset maintenance, and limiting discretionary spending. See "Outlook" for additional information.

While COVID-19 is having a negative impact on overall business and market conditions and market demand for certain Eastman products, the impact on first quarter 2020 business and financial results was limited, with certain operating segments benefiting and others negatively impacted. See "Summary by Operating Segment" in this MD&A for additional information. The negative impact of COVID-19 remains uncertain, including on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption. See "Outlook" in this MD&A for additional information.

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2020	2019	$	%
Sales	$2,241	$2,380	$(139)	(6)%
Volume / product mix effect			13	1%
Price effect			(135)	(6)%
Exchange rate effect			(17)	(1)%

Sales revenue decreased in first quarter 2020 compared to first quarter 2019 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2020	2019	Change
Gross profit	$577	$574	1%

Gross profit increased in first quarter 2020 compared to first quarter 2019 as a result of increases in the Fibers and CI operating segments offsetting declines in the AFP and AM operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2020	2019	Change
Selling, general and administrative expenses	$160	$187	(14)%

Selling, General and Administrative ("SG&A") expenses decreased in first quarter 2020 compared to first quarter 2019 primarily as a result of lower variable compensation costs for deferred compensation with returns based on financial market performance.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2020	2019	Change
Research and development expenses	$61	$58	5%

R&D expenses increased slightly in first quarter 2020 compared to first quarter 2019 primarily due to higher costs of growth initiatives.

Asset Impairments and Restructuring Charges, Net

	First Quarter
(Dollars in millions)	2020	2019
Fixed asset impairments	$7	$—
Intangible asset impairments	2	—
Severance charges	5	28
Other restructuring costs	—	4
Total	$14	$32

First quarter 2020 asset impairments and restructuring charges included fixed asset impairment charges of $4 million and severance charges of $3 million in the AM segment resulting from the closure of a manufacturing facility in North America and fixed asset impairment charges of $3 million and severance charges of $1 million in the AFP segment for a manufacturing facility in Asia Pacific, each as part of ongoing site optimization actions. The Company also recognized an intangible asset impairment charge of $2 million in the AFP segment for customer relationships. In the CI segment, the Company recognized severance charges of $1 million related to the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site by the end of 2020.

First quarter 2019 restructuring charges included $28 million for severance and related costs as part of business improvement and cost reduction initiatives. Management anticipated and recognized total cost savings from these actions of approximately $50 million mostly in 2019 primarily in cost of sales and SG&A expenses. First quarter 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2020	2019
Other components of post-employment (benefit) cost, net	$(30)	$(21)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2020	2019
Foreign exchange transaction (gains) losses, net	$5	$—
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(3)
Other, net	2	1
Other (income) charges, net	$4	$(2)

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2020	2019	Change
Earnings before interest and taxes	$368	$320	15%
Asset impairments and restructuring charges, net	14	32
Earnings before interest and taxes excluding non-core item	$382	$352	9%

Net Interest Expense

	First Quarter
(Dollars in millions)	2020	2019	Change
Gross interest costs	$54	$58	(7)%
Less: Capitalized interest	1	1
Interest expense	53	57
Less: Interest income	1	1
Net interest expense	$52	$56	(7)%

Net interest expense decreased primarily as a result of reduced public debt and commercial paper borrowings.

Provision for Income Taxes

	First Quarter
	2020		2019
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$56	18%	$55	21%
Tax provision for non-core and unusual items (1)	3		6
Adjustments from tax law changes and outside-U.S. entity reorganizations	—		(10)
Interim adjustment to tax provision (2)	(8)		(3)
Adjusted provision for income taxes and effective tax rate	$51	16%	$48	17%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)First quarter 2020 and 2019 provision for income taxes were adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first three months 2020 and 2019 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Three Months (1)
	2020	2019
Effective tax rate	18%	21%
Discrete tax items (2)	(1)%	—%
Tax impact of non-core and unusual items (3)	1%	(2)%
Forecasted full year impact of expected tax events	(2)%	(2)%
Forecasted full year effective tax rate	16%	17%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent and 16.5 percent for first three months 2020 and 2019, respectively.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete items for first three months 2020 are for share based compensation expense and interest expense on uncertain tax positions.
(3)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$258	$1.89	$209	$1.49
Non-core item, net of tax: (1)
Asset impairments and restructuring charges, net	11	0.08	26	0.18
Unusual items, net of tax: (1)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	10	0.07
Interim adjustment to tax provision	8	0.06	3	0.03
Adjusted net earnings and diluted earnings per share attributable to Eastman	$277	$2.03	$248	$1.77
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment and Regional Sales Information", in the Company's 2019 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
	2020	2019	$	%
(Dollars in millions)
Sales	$822	$855	$(33)	(4)%
Volume / product mix effect			27	3%
Price effect			(52)	(6)%
Exchange rate effect			(8)	(1)%

Earnings before interest and taxes	$143	$146	$(3)	(2)%
Asset impairments and restructuring charges, net	6	4	2
Earnings before interest and taxes excluding non-core items	149	150	(1)	(1)%

Sales revenue in first quarter 2020 decreased compared to first quarter 2019 due to lower selling prices across the segment and an unfavorable shift in foreign currency exchange rates, partially offset by higher sales volume. Lower selling prices were due to increased competitive activity for certain adhesives resins, tire additives, and animal nutrition products constituting the approximately one-third of segment revenue for which management is evaluating strategic alternatives. Lower raw material prices also contributed to price declines, particularly for care chemicals cost-pass-through contracts. Changes in demand as a result of COVID-19 resulted in higher sales volume of care chemicals and adhesives resins products used in certain consumable and personal care end markets and lower sales volume of coatings and inks additives and tire additives in the China automotive end market and specialty fluids in the aviation end market, resulting in less favorable product mix.

First quarter 2020 EBIT included asset impairments and restructuring charges of $4 million for a manufacturing facility in Asia Pacific as part of ongoing site optimization actions and an intangible asset impairment charge of $2 million for customer relationships. First quarter 2019 EBIT included a restructuring charge related to a capital project. Excluding these non-core items, EBIT decreased in first quarter 2020 compared to first quarter 2019 primarily due to higher sales volume more than offset by less favorable product mix, totaling $10 million, partially offset by lower variable compensation costs of $9 million. Lower selling prices were offset by lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	First Quarter
			Change
	2020	2019	$	%
(Dollars in millions)
Sales	$615	$657	$(42)	(7)%
Volume / product mix effect			(17)	(3)%
Price effect			(19)	(3)%
Exchange rate effect			(6)	(1)%

Earnings before interest and taxes	$100	$102	$(2)	(2)%
Asset impairments and restructuring charges, net	7	—	7
Earnings before interest and taxes excluding non-core item	107	102	5	5%

Sales revenue in first quarter 2020 decreased compared to first quarter 2019 due to lower selling prices, less favorable product mix, and an unfavorable shift in foreign currency exchange rates. Lower selling prices were primarily due to lower raw material prices. Changes in demand as a results of COVID-19 resulted in lower advanced interlayers and performance films sales volume primarily in automotive end markets and increased sales volume of certain standard copolyester products used in consumable and health and wellness products, resulting in a less favorable product mix.

First quarter 2020 EBIT included asset impairments and restructuring charges resulting from the closure of a manufacturing facility in North America as part of ongoing site optimization actions. Excluding this non-core item, EBIT in first quarter 2020 increased compared to first quarter 2019 due to lower raw material costs more than offsetting lower selling prices by $10 million and lower variable compensation costs of $10 million. These were partially offset by higher sales volume more than offset by less favorable product mix, totaling $7 million, higher R&D costs of $3 million, and an unfavorable shift in foreign currency exchange rates of $3 million.

Chemical Intermediates Segment

	First Quarter
			Change
	2020	2019	$	%
(Dollars in millions)
Sales	$592	$655	$(63)	(9)%
Volume / product mix effect			—	—%
Price effect			(60)	(9)%
Exchange rate effect			(3)	—%

Earnings before interest and taxes	$80	$73	$7	10%
Asset impairments and restructuring charges, net	1	—	1
Earnings before interest and taxes excluding non-core item	81	73	8	11%

Sales revenue in first quarter 2020 decreased compared to first quarter 2019 primarily due to lower selling prices across the segment resulting from lower raw material prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2020 EBIT included restructuring charges related to the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing facility by the end of 2020. Excluding this non-core item, EBIT increased compared to first quarter 2019 primarily due to lower SG&A costs, mostly variable compensation costs of $6 million. Lower selling prices were offset by lower raw material and energy costs. EBIT included recognition of technology licensing earnings.

Fibers Segment

	First Quarter
			Change
	2020	2019	$	%
(Dollars in millions)
Sales	$212	$213	$(1)	—%
Volume / product mix effect			3	1%
Price effect			(4)	(1)%
Exchange rate effect			—	—%

Earnings before interest and taxes	$53	$42	$11	26%

Sales revenue in first quarter 2020 was relatively unchanged compared to first quarter 2019. Acetate tow sales volume was stable while lower textile products sales volume was primarily attributed to the impact of COVID-19.
First quarter 2020 EBIT increased compared to first quarter 2019 primarily due to lower raw material and energy costs of $5 million and lower variable compensation cost of $5 million.
Other

	First Quarter
	2020	2019
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(23)	$(27)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	12
Asset impairments and restructuring charges, net	—	(28)
Other income (charges), net not allocated to operating segments	(6)	—
Loss before interest and taxes	$(8)	$(43)
Asset impairments and restructuring charges, net	—	28
Loss before interest and taxes excluding non-core items	(8)	(15)
Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2020	2019	$	%
United States and Canada	$980	$1,000	$(20)	(2)%
Asia Pacific	495	553	(58)	(10)%
Europe, Middle East, and Africa	631	689	(58)	(8)%
Latin America	135	138	(3)	(2)%
Total Eastman Chemical Company	$2,241	$2,380	$(139)	(6)%

Sales revenue in United States and Canada decreased in first quarter 2020 compared to first quarter 2019 primarily due to lower selling prices in all operating segments, partially offset by higher sales volume in all operating segments.

Sales revenue in Asia Pacific decreased in first quarter 2020 compared to first quarter 2019 primarily due to lower selling prices in all operating segments, particularly in the AFP and CI segments, and lower sales volume in all operating segments except the Fibers segment.

Sales revenue in Europe, Middle East, and Africa decreased in first quarter 2020 compared to first quarter 2019 primarily due to lower selling prices and unfavorable foreign currency exchange in all operating segments.

Sales revenue in Latin America decreased in first quarter 2020 compared to first quarter 2019 primarily due to lower selling prices in most operating segments, mostly offset by higher AFP segment sales volume.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

COVID-19 Liquidity Actions

As described below, during first quarter and April 2020, Eastman took certain liquidity actions as a precautionary measure due to increased financial market volatility resulting from COVID-19 including borrowing $400 million under the Credit Facility and $250 million under a new Term Loan and amending covenants in both loan agreements.

Cash Flows

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

	First Three Months
(Dollars in millions)	2020	2019
Net cash provided by (used in)
Operating activities	$171	$(5)
Investing activities	(101)	(125)
Financing activities	408	102
Effect of exchange rate changes on cash and cash equivalents	(2)	(3)
Net change in cash and cash equivalents	476	(31)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$680	$195

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities was $171 million in first three months 2020 compared with $5 million cash used in operating activities in first three months 2019. The increase was due to higher net earnings and lower increases in net working capital (trade receivables, inventories, and trade payables).

Cash used in investing activities decreased $24 million in first three months 2020 compared with first three months 2019 due to lower additions to properties and equipment and an acquisition in the AFP business segment in the first three months 2019.

Cash provided by financing activities increased $306 million in first three months 2020 compared with first three months 2019 due to higher net proceeds from borrowings primarily from borrowings of $400 million under the revolving credit agreement as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from COVID-19, and lower share repurchases. In addition, on April 9, 2020 the Company borrowed an additional $250 million under the new Term Loan agreement.

	First Three Months
(Dollars in millions)	2020	2019
Net cash provided by (used in) operating activities	$171	$(5)
Capital expenditures	(99)	(106)
Free cash flow	$72	$(111)

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

In 2019, the Company expanded its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amount of receivables sold in first quarter 2020 and 2019 were $457 million and $101 million, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $250 million and $169 million of these receivables would have been outstanding as of March 31, 2020 and December 31, 2019, respectively, had they not been sold under these factoring agreements.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, in 2019, the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding the program.

Revolving Credit Facilities and Commercial Paper Borrowings

The Company has access to a $1.50 billion Credit Facility expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At March 31, 2020, the Company's borrowings under the Credit Facility were $400 million with an interest rate of 2.17 percent. At March 31, 2020, the Company's commercial paper borrowings were $310 million with a weighted average interest rate of 3.13 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had access to $250 million under an accounts receivable securitization agreement (the "A/R Facility") that expired April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, had an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC had first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility were subject to interest rates based on a spread over the lender's borrowing costs, and ECFC paid a fee to maintain availability of the A/R Facility. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. In April 2020, the Company made the decision not to renew the A/R Facility.

The Credit Facility and A/R Facility contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all covenants at both March 31, 2020 and December 31, 2019. The total amount of available borrowings under the Credit Facility and A/R Facility was approximately $1.35 billion as of March 31, 2020.

As previously reported, in April 2020, the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility and the Term Loan.

Debt and Other Commitments

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2020	$—	$710	$154	$131	$47	$144	$1,186
2021	483	—	185	151	51	74	944
2022	741	—	173	100	40	83	1,137
2023	821	—	153	89	27	88	1,178
2024	241	—	136	98	16	89	580
2025 and beyond	3,298	—	1,413	1,958	33	1,111	7,813
Total	$5,584	$710	$2,214	$2,527	$214	$1,589	$12,838

As previously reported, in April 2020, the Company borrowed $250 million under a new Term Loan as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from COVID-19. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates depending on the Company's public debt rating and with principal and accrued interest payable April 2021. The Term Loan contains the same customary covenants and events of default, including maintenance of certain financial ratios, as the Credit Facility, with payment of customary fees. Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity. For information on debt securities, credit facilities and other, and interest payable, see Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For information about purchase obligations and operating leases, see Note 8, "Leases and Other Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency reserves, uncertain tax liabilities, accrued compensation benefits, commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2025 and beyond" line item. See Note 7, "Retirement Plans" and Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information regarding pension and other postretirement benefit obligations and outstanding environmental matters and asset retirement obligations, respectively.

Capital Expenditures

Capital expenditures were $99 million and $106 million in first three months 2020 and 2019, respectively. Capital expenditures in first three months 2020 were primarily for targeted growth initiatives and site modernization projects at the Kingsport, Tennessee manufacturing site. The Company expects that 2020 capital expenditures will be between $325 million and $375 million, primarily for targeted growth initiatives and maintenance.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of March 31, 2020, a total of 7,263,465 shares have been repurchased under this authorization for a total amount of $603 million.

The Board of Directors declared a cash dividend of $0.66 per share during the second quarter of 2020, payable on July 10, 2020 to stockholders of record on June 15, 2020.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2019 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of March 31, 2020, the goodwill balance as reported on the Unaudited Consolidated Statements of Financial Position is $4.4 billion. In accordance with GAAP, Eastman conducts testing of goodwill annually in the fourth quarter of each year or more frequently when events and circumstances indicate an impairment may have occurred. As a result of impact on the Company of market deterioration resulting from COVID-19, the Company considered whether these conditions indicated that it was more likely than not that goodwill was impaired for each of its reporting units. As of March 31, 2020, the Company's market capitalization based on its stock price was above the book value of equity. Management does not believe it is more likely than not that goodwill was impaired for each of its reporting units as of March 31, 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

However, the decrease in forecasted revenue and EBIT for the tire additives reporting unit (part of the Additives & Functional Products operating segment as described in Part I, Item 1, "Business", of the Company's 2019 Annual Report on Form 10-K) reduced the fair value such that the estimated fair value only slightly exceeded the carrying value. The decrease in forecasted revenue and EBIT for the tire additives reporting unit is primarily a result of decreased demand in automotive markets due to COVID-19. Additional declines in the market conditions or forecasted revenue and EBIT could result in an impairment of indefinite-lived intangible assets or goodwill, especially for the tire additives reporting unit. The Company will continue to monitor goodwill for any indication of events, including the continued impact of COVID-19, which might require additional testing before the next annual impairment test and could result in material impairment charges.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUTLOOK

The negative impact of COVID-19 remains uncertain, including on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption. The extent of the impact of these and other consequences is uncertain. Accordingly, management has withdrawn the previous 2020 earnings and cash flow forecasts and underlying expectations disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the Company's 2019 Annual Report on Form 10-K.

In addition to the business and financial actions taken in first quarter and April 2020, the Company plans to take the following actions to mitigate the impact of COVID-19 on its markets, business, and financial position and results:
•increasing cost reduction targets to approximately $150 million of net savings;
•significantly reducing discretionary spending and deferring some planned manufacturing asset maintenance;
•reducing capital expenditures by approximately $100 million to between $325 million and $375 million;
•leveraging working capital to be a source of more than $250 million of cash flow beyond previous expectations;
•reducing debt substantially more than the original target of $400 million; and
•limiting share repurchases to offset dilution.

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

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, continued uncertainty in the global economy and global capital markets resulting from the current COVID-19 coronavirus global pandemic have adversely impacted and are expected to continue to adversely impact demand for certain Eastman products and, accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the ongoing COVID-19 coronavirus global pandemic has adversely impacted and is expected to continue to impact, and natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities could adversely impact, both the cost and availability of these commodities.

Loss or financial weakness of any of the Company's largest customers could adversely impact the Company's financial results.

Although Eastman has an extensive customer base, loss of, or material financial weakness of, certain of the Company's largest customers could adversely impact the Company's financial condition and results of operations until such business is replaced. No assurances can be made that the Company would be able to regain or replace any lost customers.

The Company's business is subject to operating risks common to chemical manufacturing businesses, including cyber security risks, any of which could disrupt manufacturing operations or related infrastructure and adversely impact results of operations.

As a global specialty chemicals manufacturing company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption due to the ongoing COVID-19 coronavirus global pandemic, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations. Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, manufacturing operations and earnings have been negatively impacted by the second quarter 2018 third-party supplier operational disruptions at the Texas City and Longview, Texas manufacturing facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Growth initiatives may not achieve desired business or financial objectives and may require significant resources in addition to or different from those available or in excess of those estimated or budgeted for such initiatives.

Eastman continues to identify and pursue growth opportunities through both organic and inorganic initiatives. These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, skill development and retention, expansion into new markets and geographic regions, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. Such initiatives are necessarily constrained by available and development of additional resources, including development, attraction, and retention of employee leadership, application development, and sales and marketing talent and capabilities. There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively impact the returns from any proposed or current investments and projects.

The Company's substantial global operations subject it to risks of doing business in other countries, including U.S. and non-U.S. trade relations, which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2019 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. or foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income, or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions (including the U.K. departure from the European Union, also known as "Brexit") in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

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

Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely impact the Company's business, financial condition, and results of operations.

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse impact on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part I, Item 2 of this Quarterly Report, the carrying values of certain assets from acquisitions may be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely impact the Company, its business, financial condition, or results of operations. The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance. This disclosure, including information under "Outlook" and other forward-looking statements and related disclosures made by the Company in this Quarterly Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

The Company had variable interest rate borrowings (including credit facility borrowings and commercial paper borrowings) of $710 million and $171 million at March 31, 2020 and December 31, 2019, respectively. The borrowings represented approximately 11 percent and 3 percent of total outstanding debt with weighted average interest rates of 2.59 percent and 2.03 percent at March 31, 2020 and December 31, 2019, respectively. A hypothetical 10 percent increase in the average interest rate applicable to these borrowings would change annualized interest expense by approximately $2 million as of March 31, 2020 compared to an immaterial impact on the annualized interest expense as of December 31, 2019.

Other than the interest rate risk related to variable interest rate borrowings discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

Trenton, Michigan Environmental Proceeding

In December 2018, Solutia, a wholly-owned subsidiary of the Company, received a Notice and Finding of Violations from the United States Environmental Protection Agency's Region 5 Office ("EPA") alleging that Solutia's Trenton, Michigan manufacturing operation violated certain federal air quality regulations and certain provisions in the site's Clean Air Act Title V permit. Company representatives recently met with EPA and have determined that it is not reasonably likely that any civil penalty assessed by EPA will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of March 31, 2020, a total of 7,263,465 shares have been repurchased under this authorization for a total amount of $603 million. During first three months 2020, the Company repurchased 510,301 shares of common stock for a cost of $30 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
January 1 - 31, 2020	—	$—	—	$1.427	billion
February 1 - 29, 2020	—	$—	—	$1.427	billion
March 1 - 31, 2020	510,301	$58.79	510,301	$1.397	billion
Total	510,301	$58.79	510,301
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 6.EXHIBITS

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

4.15	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.16	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.18	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01	$250,000,000 364-Day Term Loan Credit Agreement dated as of April 9, 2020 (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 9, 2020)

10.02
Amendment dated April 30, 2020 to the Amended and Restated Five-Year Credit Agreement dated as of October 25, 2018 (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020)

10.03
Amendment dated April 30, 2020 to the $250,000,000 364-Day Term Loan Credit Agreement dated as of April 9, 2020 (incorporated herein by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K dated April 30, 2020)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2020

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2020

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2020

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2020

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 11, 2020	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer