Form 10-Q
period 2020-06-30
EASTMAN CHEMICAL CO
filed 2020-08-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2020
Common Stock, par value $0.01 per share	135,349,756
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	55

1A.	Risk Factors	55

2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

6.	Exhibits	57

SIGNATURES

Signatures	59

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Sales	$1,924	$2,363	$4,165	$4,743
Cost of sales	1,553	1,774	3,217	3,580
Gross profit	371	589	948	1,163
Selling, general and administrative expenses	155	165	315	352
Research and development expenses	52	57	113	115
Asset impairments and restructuring charges, net	141	18	155	50
Other components of post-employment (benefit) cost, net	(30)	(21)	(60)	(42)
Other (income) charges, net	(1)	(1)	3	(3)
Earnings before interest and taxes	54	371	422	691
Net interest expense	55	55	107	111
Earnings (loss) before income taxes	(1)	316	315	580
(Benefit from) provision for income taxes	(31)	57	25	112
Net earnings	30	259	290	468
Less: Net earnings attributable to noncontrolling interest	3	1	5	1
Net earnings attributable to Eastman	$27	$258	$285	$467

Basic earnings per share attributable to Eastman	$0.20	$1.87	$2.10	$3.37
Diluted earnings per share attributable to Eastman	$0.20	$1.85	$2.09	$3.34

Comprehensive Income
Net earnings including noncontrolling interest	$30	$259	$290	$468
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(14)	(13)	5	17
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(8)	(14)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(3)	(22)	4	(12)
Reclassification adjustment for (gains) losses included in net income, net	12	2	10	—
Total other comprehensive income (loss), net of tax	(12)	(41)	5	(10)
Comprehensive income including noncontrolling interest	18	218	295	458
Less: Comprehensive income attributable to noncontrolling interest	3	1	5	1
Comprehensive income attributable to Eastman	$15	$217	$290	$457
Retained Earnings
Retained earnings at beginning of period	$8,133	$7,675	$7,965	$7,573
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	—	(20)
Net earnings attributable to Eastman	27	258	285	467
Cash dividends declared	(89)	(85)	(179)	(172)
Retained earnings at end of period	$8,071	$7,848	$8,071	$7,848

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$704	$204
Trade receivables, net of allowance for doubtful accounts	904	980
Miscellaneous receivables	422	395
Inventories	1,419	1,662
Other current assets	77	80
Total current assets	3,526	3,321
Properties
Properties and equipment at cost	13,175	12,904
Less: Accumulated depreciation	7,697	7,333
Net properties	5,478	5,571
Goodwill	4,425	4,431
Intangible assets, net of accumulated amortization	1,817	2,011
Other noncurrent assets	727	674
Total assets	$15,973	$16,008

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,176	$1,618
Borrowings due within one year	702	171
Total current liabilities	1,878	1,789
Long-term borrowings	5,431	5,611
Deferred income tax liabilities	932	915
Post-employment obligations	951	1,016
Other long-term liabilities	683	645
Total liabilities	9,875	9,976
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 220,129,408 and 219,638,646 for 2020 and 2019, respectively)	2	2
Additional paid-in capital	2,117	2,105
Retained earnings	8,071	7,965
Accumulated other comprehensive income (loss)	(209)	(214)
	9,981	9,858
Less: Treasury stock at cost (84,830,450 shares for 2020 and 83,696,398 shares for 2019)	3,960	3,900
Total Eastman stockholders' equity	6,021	5,958
Noncontrolling interest	77	74
Total equity	6,098	6,032
Total liabilities and stockholders' equity	$15,973	$16,008

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2020	2019
Operating activities
Net earnings	$290	$468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	280	311
Asset impairment charges	145	—
Provision for deferred income taxes	11	11
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	73	(80)
(Increase) decrease in inventories	221	(148)
Increase (decrease) in trade payables	(343)	(88)
Pension and other postretirement contributions (in excess of) less than expenses	(83)	(65)
Variable compensation (in excess of) less than expenses	(30)	(45)
Other items, net	43	53
Net cash provided by operating activities	607	417
Investing activities
Additions to properties and equipment	(196)	(198)
Acquisitions, net of cash acquired	—	(19)
Other items, net	(5)	(2)
Net cash used in investing activities	(201)	(219)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	97	239
Proceeds from borrowings	249	225
Repayment of borrowings	—	(275)
Dividends paid to stockholders	(179)	(173)
Treasury stock purchases	(60)	(250)
Other items, net	(13)	(3)
Net cash provided by (used in) financing activities	94	(237)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	500	(40)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$704	$186

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2019 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of the items noted below. The December 31, 2019 financial position data included herein was derived from the consolidated financial statements included in the 2019 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation.

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
Accounting Standards Issued But Not Adopted as of June 30, 2020

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

Working Capital Management and Off Balance Sheet Arrangements

Since 2019, the Company has been expanding its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold in second quarter 2020 and 2019 were $411 million and $169 million, respectively, and $868 million and $270 million in first six months 2020 and 2019, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, in 2019 the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. All of Eastman's accounts payable and associated payments are reported consistently in the Company's Unaudited Consolidated Statements of Financial Position and Unaudited Consolidated Statements of Cash Flows regardless of whether they are associated with a vendor who participates in the program.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2020	2019
Finished goods	$949	$1,114
Work in process	193	220
Raw materials and supplies	514	576
Total inventories at FIFO or average cost	1,656	1,910
Less: LIFO reserve	237	248
Total inventories	$1,419	$1,662

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both June 30, 2020 and December 31, 2019.

3.PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2020	2019
Trade creditors	$525	$890
Accrued payroll and variable compensation	141	176
Accrued taxes	94	89
Post-employment obligations	85	93
Dividends payable to shareholders	89	90
Other	242	280
Total payables and other current liabilities	$1,176	$1,618

"Other" consists primarily of accruals for interest payable, the current portion of operating lease liabilities, the current portion of derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and tax rate	$(31)	—	$57	18%	$25	8%	$112	19%

Second quarter and first six months 2020 effective tax rates included a $19 million decrease to the provision for income taxes as a result of a decrease in unrecognized tax positions and a $7 million decrease to the provision for income taxes related to estimated adjustments to certain prior year tax returns. Second quarter and first six months 2019 effective tax rates included adjustments to the tax provision to reflect planned amendments to and expected finalization of a prior year's income tax return in a foreign jurisdiction.

At June 30, 2020, Eastman had $192 million in unrecognized tax benefits. At June 30, 2020, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by $10 million to $20 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2020	2019
Borrowings consisted of:
4.5% notes due January 2021	$185	$185
3.5% notes due December 2021	298	298
3.6% notes due August 2022	742	741
1.50% notes due May 2023 (1)	839	840
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	701	695
1.875% notes due November 2026 (1)	555	556
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	493	493
4.8% notes due September 2042	493	493
4.65% notes due October 2044	874	874
Commercial paper and short-term borrowings	517	171
Total borrowings	6,133	5,782
Borrowings due within one year	702	171
Long-term borrowings	$5,431	$5,611
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

Loan Agreement, Credit Facility, and Commercial Paper Borrowings

In April 2020, the Company borrowed $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from the COVID-19 coronavirus global pandemic ("COVID-19"). Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates. At June 30, 2020, the Company's borrowings under the Term Loan were $249 million with a weighted average interest rate of 2.75 percent.

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In first quarter 2020, the Company borrowed a total of $400 million under the Credit Facility. In second quarter 2020, the Company repaid a total of $400 million using available cash. At June 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2020, the Company's commercial paper borrowings were $268 million with a weighted average interest rate of 0.53 percent. At December 31, 2019, the Company's commercial paper borrowings were $170 million with a weighted average interest rate of 2.03 percent.

The Credit Facility and Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In April 2020, the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both June 30, 2020 and December 31, 2019.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company did not renew the $250 million accounts receivable securitization agreement (the "A/R Facility") which expired April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, had an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC had first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility were subject to interest rates based on a spread over the lender's borrowing costs, and ECFC paid a fee to maintain availability of the A/R Facility. In first quarter 2020, the Company borrowed a total of $350 million, in two tranches, under the A/R Facility and repaid a total of $350 million using available cash. At December 31, 2019, the Company had no borrowings outstanding under the A/R Facility.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2020 and December 31, 2019 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily under the Term Loan, Credit Facility, and commercial paper, equals the carrying value and is classified as Level 2. At June 30, 2020 and December 31, 2019, the fair value of total borrowings was $6.720 billion and $6.275 billion, respectively. The Company had no borrowings classified as Level 3 as of June 30, 2020 and December 31, 2019.

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

In first quarter 2020 and second quarter 2020, Eastman entered into forward-starting interest rate swaps with a total notional amount of $25 million and $25 million, respectively, to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total outstanding forward starting swaps as of June 30, 2020 was $50 million.

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

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities", "Other noncurrent assets", "Payables and other current liabilities", or "Other current assets" within the Unaudited Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2020 and December 31, 2019 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2020	December 31, 2019

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€582	€630
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	1
Energy (in million british thermal units)	22	27
Interest rate swaps for the future issuance of debt (in millions)	$50	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€851	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,243	€1,243

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of June 30, 2020 and December 31, 2019. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter and first six months 2020 or 2019.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of June 30, 2020 and December 31, 2019.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2020 Level 2	December 31, 2019 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$—
Foreign exchange contracts	Other current assets	10	13
Foreign exchange contracts	Other noncurrent assets	6	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Fixed-for-floating interest rate swap	Other noncurrent assets	4	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	13	—
Cross-currency interest rate swaps	Other noncurrent assets	91	68
Total Derivative Assets		$126	$84

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$12	$26
Commodity contracts	Other long-term liabilities	1	2
Foreign exchange contracts	Payables and other current liabilities	1	1
Foreign exchange contracts	Other long-term liabilities	1	2
Forward starting interest rate swap contracts	Other long-term liabilities	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	1
Total Derivative Liabilities		$16	$32
Total Net Derivative Assets (Liabilities)		$110	$52

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion at both June 30, 2020 and December 31, 2019. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020 and December 31, 2019, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term borrowings (1)	$771	$763	$(1)	$(7)
(1)At June 30, 2020 and December 31, 2019, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $6 million and $7 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2020 and 2019.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Commodity contracts	$19	$(13)	$10	$(6)	$(20)	$(8)	$(21)	$(11)
Foreign exchange contracts	(12)	(7)	1	(6)	6	7	12	13
Forward starting interest rate and treasury lock swap contracts	2	1	3	2	(3)	(1)	(5)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(30)	(18)	3	8	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(19)	(13)	(1)	6	—	—	—	—
Cross-currency interest rate swaps excluded component	(3)	7	38	13	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$1,924	$1,553	$55	$2,363	$1,774	$55

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(20)			(8)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	6			7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first six months 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$4,165	$3,217	$107	$4,743	$3,580	$111

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(5)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(21)			(11)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	12			13

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $1 million and a net loss of $1 million during second quarter 2020 and 2019, respectively, and recognized a net gain of $8 million and a net loss of $4 million during first six months 2020 and 2019, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $8 million and net losses of $50 million at June 30, 2020 and December 31, 2019, respectively. Gains recognized between June 30, 2020 and December 31, 2019 primarily resulted from a decrease in foreign currency exchange rates associated with the euro. If recognized, approximately $15 million in pre-tax losses, as of June 30, 2020, would be reclassified into earnings during the next 12 months.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$4	$7	$4	$—	$—
Interest cost	14	3	19	5	4	7
Expected return on assets	(33)	(8)	(33)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(9)	(10)
Net periodic benefit (credit) cost	$(13)	$(1)	$(7)	$1	$(6)	$(4)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$8	$14	$7	$—	$—
Interest cost	28	7	38	10	9	13
Expected return on assets	(67)	(16)	(65)	(16)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(19)	(20)
Net periodic benefit (credit) cost	$(26)	$(1)	$(13)	$1	$(12)	$(9)

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At June 30, 2020 and December 31, 2019, operating right-to-use assets of $180 million and $197 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $8 million at both periods of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2020, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2020	$33
2021	55
2022	41
2023	27
2024	15
2025 and beyond	32
Total lease payments	203
Less: amounts of lease payments representing interest	20
Present value of future lease payments	183
Less: current obligations under leases	29
Long-term lease obligations	$154

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

Lease costs during the period and other information is provided below:

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Lease costs:
Operating lease costs	$18	$17	$37	$32
Short-term lease costs	10	9	19	20
Sublease income	(1)	(1)	(2)	(1)
Total	$27	$25	$54	$51

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$18	$18	$36	$35
Right-to-use assets obtained in exchange for new lease liabilities	$14	$10	$30	$21

Weighted-average remaining lease term, in years			5	6
Weighted-average discount rate			3.9%	4.2%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
Remainder of 2020	$—	$517	$97	$95	$33	$127	$869
2021	483	—	187	153	55	70	948
2022	742	—	175	101	41	80	1,139
2023	839	—	155	90	27	85	1,196
2024	241	—	136	94	15	98	584
2025 and beyond	3,311	—	1,414	1,958	32	1,112	7,827
Total	$5,616	$517	$2,164	$2,491	$203	$1,572	$12,563

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

The Company had various purchase obligations at June 30, 2020, totaling approximately $2.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

9.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results or operations, or cash flows. The Company's total reserve for environmental loss contingencies was $287 million at both June 30, 2020 and December 31, 2019.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2020	December 31, 2019
Environmental contingent liabilities, current	$15	$20
Environmental contingent liabilities, long-term	272	267
Total	$287	$287

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $259 million to the maximum of $493 million at June 30, 2020 and from the best estimate or minimum of $260 million to the maximum of $487 million at December 31, 2019. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both June 30, 2020 and December 31, 2019.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2020 and full year 2019 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	4
Cash reductions	(15)
Balance at December 31, 2019	260
Changes in estimates recognized in earnings and other	6
Cash reductions	(7)
Balance at June 30, 2020	$259

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million and $27 million at June 30, 2020 and December 31, 2019, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $49 million and $48 million at June 30, 2020 and December 31, 2019, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter 2020 and 2019 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2020	$2	$2,109	$8,133	$(197)	$(3,930)	$6,117	$75	$6,192
Net Earnings	—	—	27	—	—	27	3	30
Cash Dividends Declared (1) ($0.66 per share)	—	—	(89)	—	—	(89)	—	(89)
Other Comprehensive Income (Loss)	—	—	—	(12)	—	(12)	—	(12)
Share Based Compensation Expense (2)	—	5	—	—	—	5	—	5
Stock Option Exercises	—	3	—	—	—	3	—	3
Other	—	—	—	—	—	—	2	2
Share Repurchase	—	—	—	—	(30)	(30)	—	(30)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2019	$2	$2,060	$7,675	$(194)	$(3,700)	$5,843	$76	$5,919
Net Earnings	—	—	258	—	—	258	1	259
Cash Dividends Declared (1) ($0.62 per share)	—	—	(85)	—	—	(85)	—	(85)
Other Comprehensive Income (Loss)	—	—	—	(41)	—	(41)	—	(41)
Share Based Compensation Expense (2)	—	15	—	—	—	15	—	15
Stock Option Exercises	—	4	—	—	—	4	—	4
Share Repurchase	—	—	—	—	(125)	(125)	—	(125)
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first six months 2020 and 2019 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	285	—	—	285	5	290
Cash Dividends Declared (1) ($1.32 per share)	—	—	(179)	—	—	(179)	—	(179)
Other Comprehensive Income (Loss)	—	—	—	5	—	5	—	5
Share-Based Compensation Expense (2)	—	20	—	—	—	20	—	20
Stock Option Exercises	—	3	—	—	—	3	—	3
Other (3)	—	(11)	—	—	—	(11)	1	(10)
Share Repurchases	—	—	—	—	(60)	(60)	—	(60)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (4)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	467	—	—	467	1	468
Cash Dividends Declared (1) ($1.24 per share)	—	—	(172)	—	—	(172)	—	(172)
Other Comprehensive Income (Loss)	—	—	—	(10)	—	(10)	—	(10)
Share-Based Compensation Expense (2)	—	33	—	—	—	33	—	33
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (3)	—	(10)	—	—	—	(10)	1	(9)
Share Repurchases	—	—	—	—	(250)	(250)	—	(250)
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(309)	$106	$(41)	$(1)	$(245)
Period change (1)	45	—	(14)	—	31
Balance at December 31, 2019	(264)	106	(55)	(1)	(214)
Period change	5	(14)	14	—	5
Balance at June 30, 2020	$(259)	$92	$(41)	$(1)	$(209)
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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2020		2019
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(14)	$(14)	$(13)	$(13)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(9)	(7)	(10)	(8)
Derivatives and hedging:
Unrealized gain (loss) during period	(5)	(3)	(29)	(22)
Reclassification adjustment for (gains) losses included in net income, net	17	12	2	2
Total other comprehensive income (loss)	$(11)	$(12)	$(50)	$(41)

	First Six Months
	2020		2019
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$5	$5	$17	$17
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(19)	(14)	(20)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	5	4	(16)	(12)
Reclassification adjustment for (gains) losses included in net income, net	14	10	—	—
Total other comprehensive income (loss)	$5	$5	$(19)	$(10)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator
Earnings attributable to Eastman, net of tax	$27	$258	$285	$467

Denominator
Weighted average shares used for basic EPS	135.3	137.8	135.6	138.4
Dilutive effect of stock options and other awards	0.8	1.3	0.8	1.3
Weighted average shares used for diluted EPS	136.1	139.1	136.4	139.7

(Calculated using whole dollars and shares)
EPS
Basic	$0.20	$1.87	$2.10	$3.37
Diluted	$0.20	$1.85	$2.09	$3.34

Shares underlying stock options excluded from second quarter 2020 and 2019 calculations of diluted EPS were 3,735,978 and 2,242,478, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Second quarter 2020 and 2019 reflects share repurchases of 623,751 and 1,667,710, respectively.

Shares underlying stock options excluded from first six months 2020 and 2019 calculations of diluted EPS were 3,920,216 and 2,242,478, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First six months 2020 and 2019 reflects share repurchases of 1,134,052 and 3,249,786, respectively.

The Company declared cash dividends of $0.66 and $0.62 per share for second quarter 2020 and 2019, respectively, and $1.32 and $1.24 per share for first six months 2020 and 2019, respectively.

13.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Fixed asset impairments	$13	$—	$20	$—
Intangible asset impairments	123	—	125	—
Severance charges	2	16	7	44
Other restructuring costs	3	2	3	6
Total	$141	$18	$155	$50

In second quarter and first six months 2020 the Company recognized intangible asset impairments of $123 million in the Additives & Functional Products ("AFP") segment tire additives business to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to the estimated fair value. The estimated fair value was determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. The Company also recognized a fixed asset impairment of $5 million in the AFP segment due to the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization. Additionally, the Company recognized $8 million of asset impairments and $3 million in contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
which were not allocated to an operating segment and reported in "Other".

In second quarter and first six months 2020, in the Chemical Intermediates segment, the Company recognized severance charges of $2 million and $3 million, respectively, related to the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site by the end of 2020.

Additionally, first six months 2020 asset impairments and restructuring charges included fixed asset impairment charges of $4 million and severance charges of $3 million in the Advanced Materials segment resulting from the closure of a performance films manufacturing facility in North America and fixed asset impairment charges of $3 million and severance charges of $1 million in the AFP segment for a manufacturing facility in Asia Pacific, each part of ongoing site optimization actions. The Company also recognized an intangible asset impairment charge of $2 million in the AFP segment for customer relationships.

Second quarter and first six months 2019 restructuring charges included $18 million and $46 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives. First six months 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2020 and full year 2019:

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	7	—	(9)	15
Other restructuring costs	11	3	—	(1)	13
Total	$28	$155	$(145)	$(10)	$28

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2019
Non-cash charges	$—	$72	$(72)	$—	$—
Severance costs	6	45	—	(34)	17
Other restructuring costs	8	9	1	(7)	11
Total	$14	$126	$(71)	$(41)	$28

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2020 and 2019, $5 million and $15 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2020 and 2019 net earnings of $4 million and $11 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2020 and 2019, $20 million and $33 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2020 and 2019 net earnings of $15 million and $25 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

15.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Six Months
	2020	2019
Other current assets	$11	$(12)
Other noncurrent assets	9	6
Payables and other current liabilities	(7)	62
Long-term liabilities and equity	30	(3)
Total	$43	$53

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

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2020	2019	2020	2019
Additives & Functional Products	$685	$823	$1,507	$1,678
Advanced Materials	567	696	1,182	1,353
Chemical Intermediates	461	631	1,053	1,286
Fibers	211	213	423	426
Total Sales	$1,924	$2,363	$4,165	$4,743

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Earnings (Loss) Before Interest and Taxes by Segment	2020	2019	2020	2019
Additives & Functional Products	$(56)	$147	$87	$293
Advanced Materials	64	145	164	247
Chemical Intermediates	20	63	100	136
Fibers	46	51	99	93
Total Earnings Before Interest and Taxes by Operating Segment	74	406	450	769
Other
Growth initiatives and businesses not allocated to operating segments	(28)	(25)	(51)	(52)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	11	41	23
Asset impairments and restructuring charges, net	(11)	(18)	(11)	(46)
Other income (charges), net not allocated to operating segments	(1)	(3)	(7)	(3)
Total Earnings Before Interest and Taxes	$54	$371	$422	$691

(Dollars in millions)	June 30,	December 31,
Assets by Segment (1)	2020	2019
Additives & Functional Products	$6,077	$6,387
Advanced Materials	4,304	4,415
Chemical Intermediates	2,615	2,775
Fibers	994	1,014
Total Assets by Operating Segment	13,990	14,591
Corporate Assets	1,983	1,417
Total Assets	$15,973	$16,008
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Customer Location	2020	2019	2020	2019
United States and Canada	$786	$995	$1,766	$1,995
Asia Pacific	523	574	1,018	1,127
Europe, Middle East, and Africa	526	649	1,157	1,338
Latin America	89	145	224	283
Total Sales	$1,924	$2,363	$4,165	$4,743

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", and "Liquidity and Other Financial Information" in this MD&A.

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

•In second quarter 2019, the Company recognized an unusual increase to earnings and in first six months 2019, the Company recognized an unusual decrease to earnings from adjustments of the provision for income taxes resulting from tax law changes, primarily the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"), and the tax impact of the related outside-U.S. entity reorganizations. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

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

Non-GAAP Debt Measure

Eastman from time to time evaluates and discloses to investors and securities and credit analysts the non-GAAP debt measure "net debt", which management defines as total borrowings less cash and cash equivalents. Management believes this metric is useful to investors and securities and credit analysts to provide them with information similar to that used by management in evaluating the Company's overall financial position, liquidity, and leverage and because management believes investors, securities analysts, credit analysts and rating agencies, and lenders often use a similar measure to assess and compare companies' relative financial position and liquidity.

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

As described above, the alternative non-GAAP measures of cash flow, free cash flow, and of debt, net debt, are presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$141	$18	$155	$50
Total non-core items impacting earnings before interest and taxes	141	18	155	50
Less: Items impacting provision for income taxes:
Tax effect of non-core items	33	6	36	12
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	3	—	(7)
Interim adjustment to tax provision	19	(10)	11	(13)
Total items impacting provision for income taxes	52	(1)	47	(8)
Total items impacting net earnings attributable to Eastman	$89	$19	$108	$58

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Earnings before interest and taxes ("EBIT"),
•(Benefit from) provision for income taxes,
•Net earnings attributable to Eastman,
•Diluted EPS, and
•Net cash provided by operating activities.

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

The Company generated sales revenue of $1.9 billion and $2.4 billion in second quarter 2020 and 2019, respectively, and $4.2 billion and $4.7 billion in first six months 2020 and 2019, respectively. EBIT was $54 million and $371 million in second quarter 2020 and 2019, respectively, and $422 million and $691 million in first six months 2020 and 2019, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $195 million and $389 million in second quarter 2020 and 2019, respectively, and $577 million and $741 million in first six months 2020 and 2019, respectively.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$27	$0.20	$258	$1.85
Total non-core and unusual items, net of tax	108	0.79	9	0.07
Interim adjustment to tax provision	(19)	(0.14)	10	0.07
Adjusted net earnings	$116	$0.85	$277	$1.99

	First Six Months
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$285	$2.09	$467	$3.34
Total non-core and unusual items, net of tax	119	0.87	45	0.32
Interim adjustment to tax provision	(11)	(0.08)	13	0.10
Adjusted net earnings	$393	$2.88	$525	$3.76

Cash provided by operating activities was $607 million and $417 million in first six months 2020 and 2019, respectively. Free cash flow was $411 million and $219 million in first six months 2020 and 2019, respectively.

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

In response to the uncertainties of the impact of COVID-19 (including on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption), management's focus shifted to cash flow, liquidity, and cost management.

As previously reported, as a precautionary measure due to increased financial market volatility resulting from COVID-19, Eastman took certain liquidity actions, including borrowing $400 million under the revolving credit agreement (the "Credit Facility") in March 2020 and $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") in April 2020. Borrowings under the Credit Facility were repaid in second quarter 2020. The Company reduced net debt by $149 million in the first half of 2020, and its cash balance as of June 30, 2020 was $704 million. See "Liquidity and Other Financial Information" for additional information.

In second quarter and first six months 2020 capacity utilization was substantially lower due to lower sales volume and the Company's focus on maximizing cash generation by reducing inventories, reducing EBIT approximately $140 million with approximately half of the impact in the AM segment. Cost reduction actions in response to COVID-19, including reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, totaled approximately $60 million in second quarter 2020 and are expected to total approximately $150 million for full year 2020, primarily in "Cost of Sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in both periods. See "Summary by Operating Segment" and "Outlook" for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Sales	$1,924	$2,363	$(439)	(19)%	$4,165	$4,743	$(578)	(12)%
Volume / product mix effect			(302)	(13)%			(299)	(6)%
Price effect			(125)	(5)%			(251)	(5)%
Exchange rate effect			(12)	(1)%			(28)	(1)%

Sales revenue decreased in second quarter and first six months 2020 compared to second quarter and first six months 2019 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Gross profit	$371	$589	(37)%	$948	$1,163	(18)%

Gross profit decreased in second quarter 2020 compared to second quarter 2019 as a result of decreases in all operating segments. Gross profit decreased in first six months 2020 compared to first six months 2019 as a result of decreases in all operating segments except the Fibers segment which was relatively unchanged. Lower gross profit was primarily due to lower capacity utilization as a result of lower sales volume and reduction in inventory, partially offset by cost reduction actions. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$155	$165	(6)%	$315	$352	(11)%

Selling, General and Administrative ("SG&A") expenses decreased in second quarter 2020 compared to second quarter 2019 primarily as a result of cost reduction actions partially offset by higher variable compensation costs. SG&A expenses decreased in first six months 2020 compared to first six months 2019 primarily as a result of cost reduction actions and lower variable compensation costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Research and development expenses	$52	$57	(9)%	$113	$115	(2)%

R&D expenses decreased in second quarter and first six months 2020 compared to second quarter and first six months 2019 primarily due to cost reduction actions including increased focus on project prioritization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Fixed asset impairments	$13	$—	$20	$—
Intangible asset impairments	123	—	125	—
Severance charges	2	16	7	44
Other restructuring costs	3	2	3	6
Total	$141	$18	$155	$50

In second quarter and first six months 2020 the Company recognized intangible asset impairments of $123 million in the AFP segment tire additives business to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to the estimated fair value. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. The Company also recognized a fixed asset impairment of $5 million in the AFP segment resulting from the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization. Additionally, management decided to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, that were not allocated to an operating segment and reported in "Other" resulting in $8 million of asset impairments and $3 million in contract termination fees.

In second quarter and first six months 2020, in the CI segment, the Company recognized severance charges of $2 million and $3 million, respectively, related to the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site by the end of 2020. Restructuring charges totaling up to $50 million are expected in 2020 for this action. This action is projected to result in an estimated annual earnings benefit of approximately $25 million in the AFP and CI segments beginning mostly in 2021.

Additionally, first six months 2020 asset impairments and restructuring charges included fixed asset impairment charges of $4 million and severance charges of $3 million in the AM segment resulting from the closure of a performance films manufacturing facility in North America and fixed asset impairment charges of $3 million and severance charges of $1 million in the AFP segment for a manufacturing facility in Asia Pacific, each part of ongoing site optimization actions. The Company also recognized an intangible asset impairment charge of $2 million in the AFP segment for customer relationships.

Second quarter and first six months 2019 restructuring charges included $18 million and $46 million, respectively, for severance and related costs as part of business improvement and cost reduction initiatives. First six months 2019 also included an additional $4 million restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

As part of ongoing site optimization efforts, in July 2020 management decided to close an advanced interlayers manufacturing facility in North America in the AM segment. Management expects charges of up to $30 million in second half 2020 related to this decision.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Other components of post-employment (benefit) cost, net	$(30)	$(21)	$(60)	$(42)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2020	2019	2020	2019
Foreign exchange transaction (gains) losses, net	$—	$2	$5	$2
(Income) loss from equity investments and other investment (gains) losses, net	—	(3)	(3)	(6)
Other, net	(1)	—	1	1
Other (income) charges, net	$(1)	$(1)	$3	$(3)

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Earnings before interest and taxes	$54	$371	(85)%	$422	$691	(39)%
Asset impairments and restructuring charges, net	141	18		155	50
Earnings before interest and taxes excluding non-core items	$195	$389	(50)%	$577	$741	(22)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Gross interest costs	$56	$56	—%	$110	$114	(4)%
Less: Capitalized interest	1	1		2	2
Interest expense	55	55		108	112
Less: Interest income	—	—		1	1
Net interest expense	$55	$55	—%	$107	$111	(4)%

Net interest expense decreased primarily as a result of lower interest rates and prior year repayment of public debt.

(Benefit from) Provision for Income Taxes

	Second Quarter				First Six Months
	2020		2019		2020		2019
(Dollars in millions)	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and effective tax rate	$(31)	—	$57	18%	$25	8%	$112	19%
Tax provision for non-core items (1)	33		6		36		12
Adjustments from tax law changes and outside-U.S. entity reorganizations	—		3		—		(7)
Interim adjustment to tax provision (2)	19		(10)		11		(13)
Adjusted provision for income taxes and effective tax rate	$21	16%	$56	17%	$72	16%	$104	17%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter 2020 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2019 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2020 and 2019 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months (1)
	2020	2019
Effective tax rate	8%	19%
Discrete tax items (2)	1%	—%
Tax impact of non-core and unusual items (3)	7%	1%
Changes in tax contingencies and valuation allowances	2%	—%
Forecasted full year impact of expected tax events	(2)%	(3)%
Forecasted full year effective tax rate	16%	17%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent and 16.5 percent for first six months 2020 and 2019, respectively.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete items for first six months 2020 are for share based compensation expense and estimated adjustments to certain prior year tax returns.
(3)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$27	$0.20	$258	$1.85
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	108	0.79	12	0.09
Unusual items, net of tax: (1)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	(3)	(0.02)
Interim adjustment to tax provision	(19)	(0.14)	10	0.07
Adjusted net earnings and diluted earnings per share attributable to Eastman	$116	$0.85	$277	$1.99

	First Six Months
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$285	$2.09	$467	$3.34
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	119	0.87	38	0.27
Unusual items, net of tax: (1)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	7	0.05
Interim adjustment to tax provision	(11)	(0.08)	13	0.10
Adjusted net earnings and diluted earnings per share attributable to Eastman	$393	$2.88	$525	$3.76
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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$685	$823	$(138)	(17)%	$1,507	$1,678	$(171)	(10)%
Volume / product mix effect			(83)	(10)%			(60)	(3)%
Price effect			(50)	(6)%			(98)	(6)%
Exchange rate effect			(5)	(1)%			(13)	(1)%

Earnings (loss) before interest and taxes	$(56)	$147	$(203)	(138)%	$87	$293	$(206)	(70)%
Asset impairments and restructuring charges, net	128	—	128		134	4	130
Earnings before interest and taxes excluding non-core items	72	147	(75)	(51)%	221	297	(76)	(26)%

Sales revenue in second quarter 2020 decreased compared to second quarter 2019 primarily due to lower sales volume and lower selling prices. The negative impact of COVID-19 on demand resulted in lower sales volume of tire additives and coatings and inks additives used in the transportation end-market and of specialty fluids used in the aviation end-market, partially offset by higher sales volume of care chemicals and adhesives resins products used in certain consumable and personal care end-markets attributed to strengthened demand due to COVID-19, resulting overall in less favorable product mix. Lower selling prices were primarily attributed to increased competition and cost-pass-through contracts. Increased competition was primarily in tire additives and, to a lesser extent, adhesives resins products.

Sales revenue in first six months 2020 decreased compared to first six months 2019 primarily due to lower selling prices and lower sales volume. Lower selling prices were due to increased competitive activity in adhesives resins and tire additives products. Lower raw material prices also contributed to price declines, particularly for cost-pass-through contracts. Lower sales volume was due to lower sales volume of tire additives and coatings and inks additives used in the transportation end-market and specialty fluids used in the aviation end-market partially offset by higher sales volume of care chemicals and adhesives resins products used in certain consumable and personal care end-markets, resulting in less favorable product mix.

Second quarter 2020 loss before interest and taxes included intangible asset impairment charges of $123 million for tire additive tradenames. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. Second quarter 2020 loss before interest and taxes also included asset impairments and restructuring charges of $5 million for closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization actions. Excluding these non-core items, EBIT decreased in second quarter 2020 compared to second quarter 2019 primarily due to $76 million of lower sales volume and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These higher costs were offset $12 million by cost reduction actions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First six months 2020 EBIT included intangible asset impairment charges of $125 million for tradenames and customer relationships and asset impairments and restructuring charges of $9 million for closure of manufacturing facilities in Asia Pacific as part of ongoing site optimization actions. First six months 2019 EBIT included a restructuring charge related to a capital project. Excluding these non-core items, EBIT decreased in first six months 2020 compared to first six months 2019 primarily due to $84 million of lower sales volume and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These higher costs were offset $12 million by cost reduction actions.

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$567	$696	$(129)	(19)%	$1,182	$1,353	$(171)	(13)%
Volume / product mix effect			(109)	(16)%			(130)	(10)%
Price effect			(15)	(2)%			(31)	(2)%
Exchange rate effect			(5)	(1)%			(10)	(1)%

Earnings before interest and taxes	$64	$145	$(81)	(56)%	$164	$247	$(83)	(34)%
Asset impairments and restructuring charges, net	—	—	—		7	—	7
Earnings before interest and taxes excluding non-core item	64	145	(81)	(56)%	171	247	(76)	(31)%

Sales revenue in second quarter and first six months 2020 decreased compared to second quarter and first six months 2019 due to lower sales volume and less favorable product mix. Lower sales volume was most pronounced for products in markets negatively impacted by COVID-19, particularly interlayers, films, and copolyester products sold in transportation and consumer durables end-markets, partially offset by increased sales volume of certain standard copolyester products used in applications for personal care and wellness and consumables end-markets attributed to strengthened demand due to COVID-19.

Second quarter 2020 EBIT decreased compared to second quarter 2019 primarily due to $108 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. Several manufacturing facilities that primarily serve transportation end-markets were temporarily idled during second quarter. As a result, certain manufacturing costs were recognized in the second quarter rather than being assigned to products in inventory and then recognized over several periods. These higher costs were offset $28 million by cost reduction actions.
First six months 2020 EBIT included asset impairments and restructuring charges resulting from the closure of a performance films manufacturing facility in North America as part of ongoing site optimization actions. Excluding this non-core item, EBIT in first six months 2020 decreased compared to first six months 2019 primarily due to $115 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. These higher costs were offset $28 million by cost reduction actions. In addition, lower raw material and energy costs offset lower selling prices by $22 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$461	$631	$(170)	(27)%	$1,053	$1,286	$(233)	(18)%
Volume / product mix effect			(111)	(18)%			(113)	(9)%
Price effect			(58)	(9)%			(116)	(9)%
Exchange rate effect			(1)	—%			(4)	—%

Earnings before interest and taxes	$20	$63	$(43)	(68)%	$100	$136	$(36)	(26)%
Asset impairments and restructuring charges, net	2	—	2		3	—	3
Earnings before interest and taxes excluding non-core item	22	63	(41)	(65)%	103	136	(33)	(24)%

Sales revenue in second quarter 2020 decreased compared to second quarter 2019 primarily due to lower sales volume and lower selling prices across the segment. Lower sales volume was attributed to the negative impact of COVID-19 on demand, and lower Brent crude oil prices resulting in U.S. olefin production being less competitive globally. Lower selling prices resulted from lower raw material prices.

Sales revenue in first six months 2020 decreased compared to first six months 2019 primarily due to lower selling prices across the segment resulting from lower raw material prices, and lower sales volume in most product lines primarily impacted by COVID-19 and increased competitive pressure.

Second quarter and first six months 2020 EBIT included restructuring severance charges related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility by the end of 2020. Excluding this non-core item, EBIT decreased compared to second quarter and first six months 2019 primarily due to $50 million and $45 million, respectively, of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. These higher costs were offset $15 million by cost reduction actions in both second quarter and first six months 2020. Selling prices were mostly offset by lower raw material and energy costs.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$211	$213	$(2)	(1)%	$423	$426	$(3)	(1)%
Volume / product mix effect			1	—%			4	—%
Price effect			(2)	(1)%			(6)	(1)%
Exchange rate effect			(1)	—%			(1)	—%

Earnings before interest and taxes	$46	$51	$(5)	(10)%	$99	$93	$6	6%

Sales revenue in second quarter and first six months 2020 was relatively unchanged compared to second quarter and first six months 2019. Acetate tow sales volume increased slightly due to customer buying patterns while lower textile products sales volume was primarily attributed to the impact of COVID-19.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Second quarter 2020 EBIT decreased compared to second quarter 2019 primarily due to $7 million of higher manufacturing costs resulting from lower capacity utilization and reduction of inventory. These higher costs were offset $4 million by cost reduction actions.
First six months 2020 EBIT increased compared to first six months 2019 primarily due to the $4 million impact of cost reduction actions. Higher manufacturing costs due to lower capacity utilization and reduction of inventory were offset by higher sales volume.
Other

	Second Quarter		First Six Months
	2020	2019	2020	2019
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(28)	$(25)	$(51)	$(52)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	20	11	41	23
Asset impairments and restructuring charges, net	(11)	(18)	(11)	(46)
Other income (charges), net not allocated to operating segments	(1)	(3)	(7)	(3)
Loss before interest and taxes	$(20)	$(35)	$(28)	$(78)
Asset impairments and restructuring charges, net	11	18	11	46
Loss before interest and taxes excluding non-core items	(9)	(17)	(17)	(32)
Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In second quarter and first six months 2020, the Company recognized $8 million of asset impairments and $3 million in contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
United States and Canada	$786	$995	$(209)	(21)%	$1,766	$1,995	$(229)	(11)%
Asia Pacific	523	574	(51)	(9)%	1,018	1,127	(109)	(10)%
Europe, Middle East, and Africa	526	649	(123)	(19)%	1,157	1,338	(181)	(14)%
Latin America	89	145	(56)	(39)%	224	283	(59)	(21)%
Total Eastman Chemical Company	$1,924	$2,363	$(439)	(19)%	$4,165	$4,743	$(578)	(12)%

Sales revenue in United States and Canada decreased in second quarter 2020 compared to second quarter 2019 primarily due to lower sales volume and selling prices in all operating segments, particularly in the AFP and CI segments. Sales revenue in United States and Canada decreased in first six months 2020 compared to first six months 2019 primarily due to lower selling prices in all operating segments and lower sales volume in most operating segments, offset by higher sales volume in the Fibers segment.

Sales revenue in Asia Pacific decreased in second quarter 2020 compared to second quarter 2019 primarily due to lower selling prices in all operating segments, particularly in the AFP and CI segments, and lower sales volume mostly in the AM segment, partially offset by higher sales volume in the AFP and Fibers segments. Sales revenue in Asia Pacific decreased in first six months 2020 compared to first six months 2019 primarily due to lower selling prices in all operating segments, particularly in the AFP and CI segments, and lower sales volume, mostly in the AM segment, partially offset by higher sales volume in the Fibers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa decreased in second quarter 2020 compared to second quarter 2019 primarily due to lower sales volume in most operating segments, except the Fibers segment, and lower selling prices in all operating segments. Sales revenue in Europe, Middle East, and Africa decreased in first six months 2020 compared to first six months 2019 primarily due to lower sales volume and lower selling prices in all operating segments.

Sales revenue in Latin America decreased in second quarter and first six months 2020 compared to second quarter and first six months 2019 primarily due to lower sales volume in all operating segments.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

COVID-19 Liquidity Actions

Priorities for uses of available cash for full year 2020 include payment of the quarterly dividend and the reduction of net debt by more than $600 million. In March and April, as a precautionary measure due to increased financial market volatility resulting from COVID-19, the Company took certain liquidity actions, including borrowing $400 million under its existing Credit Facility and $250 million under a new Term Loan agreement. The Company has subsequently repaid the entire $400 million Credit Facility borrowings. As previously reported, in April the Company amended the covenants of both loan agreements to reflect higher cash balances and the expected negative impact on operating results impacted by COVID-19.

Cash Flows

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described below are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in this MD&A. Management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

	First Six Months
(Dollars in millions)	2020	2019
Net cash provided by (used in)
Operating activities	$607	$417
Investing activities	(201)	(219)
Financing activities	94	(237)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash and cash equivalents	500	(40)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$704	$186

Cash provided by operating activities increased $190 million in first six months 2020 compared with first six months 2019 due to lower increases in net working capital (trade receivables, inventories, and trade payables), partially offset by lower net earnings.

Cash used in investing activities decreased $18 million in first six months 2020 compared with first six months 2019 due to an acquisition in the AFP business segment in first six months 2019.

Cash provided by financing activities increased $331 million in first six months 2020 compared with first six months 2019 due to lower share repurchases and higher net proceeds from borrowings, primarily the Term Loan borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$607	$417
Capital expenditures	(196)	(198)
Free cash flow	$411	$219

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

Since 2019, the Company has been expanding its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2020 and 2019 were $411 million and $169 million, respectively, and $868 million and $270 million in first six months 2020 and 2019, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $214 million and $169 million of these receivables would have been outstanding as of June 30, 2020 and December 31, 2019, respectively, had they not been sold under these factoring agreements.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, in 2019, the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding both programs.

Debt and Other Commitments

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
Remainder of 2020	$—	$517	$97	$95	$33	$127	$869
2021	483	—	187	153	55	70	948
2022	742	—	175	101	41	80	1,139
2023	839	—	155	90	27	85	1,196
2024	241	—	136	94	15	98	584
2025 and beyond	3,311	—	1,414	1,958	32	1,112	7,827
Total	$5,616	$517	$2,164	$2,491	$203	$1,572	$12,563

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

Loan Agreement, Credit Facility, and Commercial Paper Borrowings

In April 2020, the Company borrowed $250 million under a new Term Loan as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from COVID-19. Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates. At June 30, 2020, the Company's borrowings under the Term Loan were $249 million with a weighted average interest rate of 2.75 percent. See Note 5, "Borrowings" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to a $1.50 billion Credit Facility expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At June 30, 2020, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2020, the Company's commercial paper borrowings were $268 million with a weighted average interest rate of 0.53 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility and Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2020 and December 31, 2019. The total amount of available borrowings under the Credit Facility was approximately $1.50 billion as of June 30, 2020.

As previously reported, in April 2020 the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility and the Term Loan.

In April 2020, management made the decision not to renew the Company's $250 million accounts receivable securitization agreement, determining other available sources of liquidity sufficient to meet foreseeable cash requirements. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	June 30,	December 31,
(Dollars in millions)	2020	2019
Total borrowings	$6,133	$5,782
Less: Cash and cash equivalents	704	204
Net debt	$5,429	$5,578

In the first half of 2020 the Company reduced net debt by $149 million and at June 30, 2020 had cash and cash equivalents of $704 million.

Capital Expenditures

Capital expenditures were $196 million and $198 million in first six months 2020 and 2019, respectively. Capital expenditures in first six months 2020 were primarily for targeted growth initiatives and site modernization projects. The Company expects that 2020 capital expenditures will be between $325 million and $375 million, primarily for targeted growth initiatives and maintenance.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of June 30, 2020, a total of 7,887,216 shares have been repurchased under this authorization for a total amount of $633 million.

The Board of Directors declared a cash dividend of $0.66 per share during the third quarter of 2020, payable on October 2, 2020 to stockholders of record on September 15, 2020.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of June 30, 2020, the goodwill balance as reported on the Unaudited Consolidated Statements of Financial Position is $4.4 billion. In accordance with GAAP, Eastman conducts testing of goodwill annually in the fourth quarter of each year or more frequently when events and circumstances indicate an impairment may have occurred. As a result of impact on the Company of market deterioration impacted by COVID-19, the Company considered whether these conditions indicated that it was more likely than not that goodwill was impaired for each of its reporting units. Management does not believe it is more likely than not that goodwill was impaired for each of its reporting units as of June 30, 2020.

However, the decrease in forecasted revenue and EBIT for the tire additives reporting unit (part of the AFP operating segment as described in Part I, Item 1, "Business", of the Company's 2019 Annual Report on Form 10-K) reduced the fair value such that the estimated fair value approximates the carrying value. The decrease in forecasted revenue and EBIT for the tire additives reporting unit is primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. The Company uses an income approach, including some unobservable inputs, and applies a discounted cash flow model in testing the carrying value of goodwill. Key assumptions and estimates used in this impairment testing included projections of revenues and EBIT, the estimated weighted average cost of capital ("WACC"), and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair value. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value. The Company performed a sensitivity analysis assuming a 25 basis point decrease in the projected long-term growth rate or a 25 basis point increase in the WACC, and both scenarios independently yielded approximately a $50 million decrease to the estimated fair value for the tire additives reporting unit. As of June 30, 2020, goodwill allocated to the tire additives reporting unit is $718 million. Additional declines in the market conditions or forecasted revenue and EBIT could result in an impairment of goodwill, especially for the tire additives reporting unit.

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

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, including some unobservable inputs, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium.

The Company reviewed the indefinite-lived intangible assets associated with the tire additives reporting unit for impairment. As a result of the review, the Company recognized intangible asset impairments of $123 million in second quarter 2020 in the tire additives reporting unit to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to the estimated fair value. After recognizing the impairment, the Company had $371 million in indefinite-lived intangible assets. The remaining tradename carrying value of $42 million for the tire additives reporting unit will be amortized prospectively. Additional declines in the market conditions or forecasted revenue could result in additional impairment of indefinite-lived intangible assets.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of events, including the continued impact of COVID-19, which might require additional testing before the next annual impairment test and could result in material impairment charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUTLOOK
The continuing negative impact of COVID-19 (on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption) remains uncertain. Accordingly, management has withdrawn the previous 2020 earnings and cash flow forecasts and underlying expectations disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the Company's 2019 Annual Report on Form 10-K.

In 2020, management expects:
•reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors to reduce costs approximately $150 million;
•free cash flow greater than $1 billion;
•more than $600 million reduction of net debt; and
•limiting share repurchases to offset dilution, with no share repurchases in second half of 2020.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse impact on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part I, Item 2 of this Quarterly Report, the carrying values of certain assets from acquisitions may, as has been the case for certain acquired assets primarily in the AFP segment, be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

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

The Company had variable interest rate borrowings (including a term loan agreement, credit facility borrowings, and commercial paper borrowings) of $517 million and $171 million at June 30, 2020 and December 31, 2019, respectively. The borrowings represented approximately 8 percent and 3 percent of total outstanding debt with weighted average interest rates of 1.60 percent and 2.03 percent at June 30, 2020 and December 31, 2019, respectively. A hypothetical 10 percent increase in the average interest rate applicable to these borrowings would change annualized interest expense by approximately $1 million as of June 30, 2020 compared to an immaterial impact on the annualized interest expense as of December 31, 2019.

Other than the interest rate risk related to variable interest rate borrowings discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2019 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of June 30, 2020, a total of 7,887,216 shares have been repurchased under this authorization for a total amount of $633 million. During first six months 2020, the Company repurchased 1,134,052 shares of common stock for a cost of $60 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1 - 30, 2020	623,751	$48.10	623,751	$1.367	billion
May 1 - 31, 2020	—	$—	—	$1.367	billion
June 1 - 30, 2020	—	$—	—	$1.367	billion
Total	623,751	$48.10	623,751
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

4.15	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.16	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.18	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2020

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2020

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2020

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2020

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 5, 2020	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer