Form 10-Q
period 2020-09-30
EASTMAN CHEMICAL CO
filed 2020-11-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2020
Common Stock, par value $0.01 per share	135,467,894
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	57

1A.	Risk Factors	57

2.	Unregistered Sales of Equity Securities and Use of Proceeds	57

6.	Exhibits	58

SIGNATURES

Signatures	60

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2020	2019	2020	2019
Sales	$2,122	$2,325	$6,287	$7,068
Cost of sales	1,621	1,751	4,838	5,331
Gross profit	501	574	1,449	1,737
Selling, general and administrative expenses	165	163	480	515
Research and development expenses	56	59	169	174
Asset impairments and restructuring charges, net	60	2	215	52
Other components of post-employment (benefit) cost, net	(30)	(20)	(90)	(62)
Other (income) charges, net	7	3	10	—
Earnings before interest and taxes	243	367	665	1,058
Net interest expense	52	54	159	165
Early debt extinguishment costs	1	—	1	—
Earnings before income taxes	190	313	505	893
Provision for income taxes	25	46	50	158
Net earnings	165	267	455	735
Less: Net earnings attributable to noncontrolling interest	4	1	9	2
Net earnings attributable to Eastman	$161	$266	$446	$733

Basic earnings per share attributable to Eastman	$1.19	$1.95	$3.29	$5.31
Diluted earnings per share attributable to Eastman	$1.18	$1.93	$3.27	$5.27

Comprehensive Income
Net earnings including noncontrolling interest	$165	$267	$455	$735
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(20)	23	(15)	40
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)	(21)	(22)
Derivatives and hedging:
Unrealized gain (loss) during period	(13)	10	(9)	(2)
Reclassification adjustment for (gains) losses included in net income, net	6	6	16	6
Total other comprehensive income (loss), net of tax	(34)	32	(29)	22
Comprehensive income including noncontrolling interest	131	299	426	757
Less: Comprehensive income attributable to noncontrolling interest	4	1	9	2
Comprehensive income attributable to Eastman	$127	$298	$417	$755
Retained Earnings
Retained earnings at beginning of period	$8,071	$7,848	$7,965	$7,573
Cumulative effect adjustment resulting from adoption of new accounting standards	—	—	—	(20)
Net earnings attributable to Eastman	161	266	446	733
Cash dividends declared	(90)	(85)	(269)	(257)
Retained earnings at end of period	$8,142	$8,029	$8,142	$8,029

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$650	$204
Trade receivables, net of allowance for doubtful accounts	1,077	980
Miscellaneous receivables	377	395
Inventories	1,338	1,662
Other current assets	92	80
Total current assets	3,534	3,321
Properties
Properties and equipment at cost	13,332	12,904
Less: Accumulated depreciation	7,843	7,333
Net properties	5,489	5,571
Goodwill	4,443	4,431
Intangible assets, net of accumulated amortization	1,802	2,011
Other noncurrent assets	741	674
Total assets	$16,009	$16,008

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,419	$1,618
Borrowings due within one year	370	171
Total current liabilities	1,789	1,789
Long-term borrowings	5,495	5,611
Deferred income tax liabilities	928	915
Post-employment obligations	939	1,016
Other long-term liabilities	702	645
Total liabilities	9,853	9,976
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 220,247,546 and 219,638,646 for 2020 and 2019, respectively)	2	2
Additional paid-in capital	2,134	2,105
Retained earnings	8,142	7,965
Accumulated other comprehensive income (loss)	(243)	(214)
	10,035	9,858
Less: Treasury stock at cost (84,830,450 shares for 2020 and 83,696,398 shares for 2019)	3,960	3,900
Total Eastman stockholders' equity	6,075	5,958
Noncontrolling interest	81	74
Total equity	6,156	6,032
Total liabilities and stockholders' equity	$16,009	$16,008

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2020	2019
Operating activities
Net earnings	$455	$735
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	429	462
Asset impairment charges	145	—
Early debt extinguishment costs	1	—
(Benefit from) provision for deferred income taxes	(14)	13
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(90)	(50)
(Increase) decrease in inventories	316	(122)
Increase (decrease) in trade payables	(213)	(183)
Pension and other postretirement contributions (in excess of) less than expenses	(108)	(97)
Variable compensation (in excess of) less than expenses	25	(15)
Other items, net	103	90
Net cash provided by operating activities	1,049	833
Investing activities
Additions to properties and equipment	(278)	(308)
Acquisitions, net of cash acquired	—	(48)
Other items, net	(4)	(4)
Net cash used in investing activities	(282)	(360)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	14	149
Proceeds from borrowings	249	335
Repayment of borrowings	(250)	(385)
Dividends paid to stockholders	(269)	(258)
Treasury stock purchases	(60)	(325)
Other items, net	(6)	(3)
Net cash used in financing activities	(322)	(487)
Effect of exchange rate changes on cash and cash equivalents	1	(5)
Net change in cash and cash equivalents	446	(19)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$650	$207

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Adopted as of September 30, 2020

ASU 2018-14 Retirement Benefits - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In August 2018, the FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary change impacting Eastman is the addition of disclosures related to significant gains and losses related to changes in the benefit obligation for the period and weighted-average interest crediting rates for cash balance plans. This standard is effective for fiscal years ending after December 15, 2020. Upon adoption, this update is to be applied on a retrospective basis to all periods presented. Management does not expect that changes required by the new standard will materially impact the Company's related disclosures.

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

Working Capital Management and Off Balance Sheet Arrangements

Since 2019, the Company has been expanding its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold in third quarter 2020 and 2019 were $336 million and $190 million, respectively, and $1.20 billion and $460 million in first nine months 2020 and 2019, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2020	2019
Finished goods	$873	$1,114
Work in process	191	220
Raw materials and supplies	510	576
Total inventories at FIFO or average cost	1,574	1,910
Less: LIFO reserve	236	248
Total inventories	$1,338	$1,662

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2020 and December 31, 2019. In third quarter 2020, a $10 million LIFO decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Unaudited Consolidated Statements of Financial Position.

3.PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2020	2019
Trade creditors	$663	$890
Accrued payroll and variable compensation	188	176
Accrued taxes	90	89
Post-employment obligations	139	93
Dividends payable to shareholders	89	90
Other	250	280
Total payables and other current liabilities	$1,419	$1,618

"Other" consists primarily of accruals for interest payable, the current portion of operating lease liabilities, the current portion of environmental liabilities, the current portion of derivative hedging liabilities, and miscellaneous accruals.

4.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2020		2019		2020		2019
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$25	13%	$46	15%	$50	10%	$158	18%

First nine months 2020 effective tax rate included a $19 million decrease to the provision for income taxes as a result of a decrease in unrecognized tax positions and a $7 million decrease to the provision for income taxes related to adjustments to certain prior year tax returns. Third quarter and first nine months 2019 effective tax rates included adjustments to the tax provision to reflect amendments to and finalization of prior year's income tax returns.

At September 30, 2020 and December 31, 2019, Eastman had $194 million and $202 million, respectively, in unrecognized tax benefits. At September 30, 2020, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by $10 million to $55 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2020	2019
Borrowings consisted of:
4.5% notes due January 2021 (1)	$185	$185
3.5% notes due December 2021	298	298
3.6% notes due August 2022	743	741
1.50% notes due May 2023 (2)	876	840
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	701	695
1.875% notes due November 2026 (2)	581	556
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	493	493
4.8% notes due September 2042	493	493
4.65% notes due October 2044	874	874
Commercial paper and short-term borrowings	185	171
Total borrowings	5,865	5,782
Borrowings due within one year	370	171
Long-term borrowings	$5,495	$5,611
(1)In October 2020, the Company repaid the 4.5% notes due January 2021 ($185 million principal) using available cash.
(2)The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

Loan Agreement, Credit Facility, and Commercial Paper Borrowings

In second quarter 2020, the Company borrowed $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from the COVID-19 coronavirus global pandemic ("COVID-19"). In third quarter 2020, the Term Loan was repaid using available cash. The early repayment resulted in a charge of $1 million for early debt extinguishment costs which was primarily attributable to related unamortized issuance costs.

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In first quarter 2020, the Company borrowed a total of $400 million under the Credit Facility. In second quarter 2020, the Company repaid a total of $400 million using available cash. At September 30, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2020, the Company's commercial paper borrowings were $185 million with a weighted average interest rate of 0.35 percent. At December 31, 2019, the Company's commercial paper borrowings were $170 million with a weighted average interest rate of 2.03 percent.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In second quarter 2020, the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both September 30, 2020 and December 31, 2019.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company did not renew the $250 million accounts receivable securitization agreement (the "A/R Facility") which expired April 2020. Eastman Chemical Financial Corporation ("ECFC"), a subsidiary of the Company, had an agreement to sell interests in trade receivables under the A/R Facility to a third party purchaser. Third party creditors of ECFC had first priority claims on the assets of ECFC before those assets would be available to satisfy the Company's general obligations. Borrowings under the A/R Facility were subject to interest rates based on a spread over the lender's borrowing costs and ECFC paid a fee to maintain availability of the A/R Facility. In first quarter 2020, the Company borrowed a total of $350 million, in two tranches, under the A/R Facility and repaid a total of $350 million using available cash. At December 31, 2019, the Company had no borrowings outstanding under the A/R Facility.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2020 and December 31, 2019 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily under the Credit Facility and commercial paper, equals the carrying value and is classified as Level 2. At September 30, 2020 and December 31, 2019, the fair value of total borrowings was $6.529 billion and $6.275 billion, respectively. The Company had no borrowings classified as Level 3 as of September 30, 2020 and December 31, 2019.

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

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each period to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total outstanding forward starting swaps as of September 30, 2020 was $75 million.

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

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI in the Unaudited Consolidated Statements of Financial Position. Cash flows from the CTA component are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

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

In September 2020, the Company terminated fixed-to-fixed cross-currency swaps designated to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. The notional amount terminated was €150 million ($180 million) which was scheduled to mature in January 2021. The termination resulted in a $3 million gain recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

In September 2020, the Company entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include €152 million ($180 million) maturing December 2028.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2020 and December 31, 2019 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2020	December 31, 2019

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€549	€630
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	—	1
Energy (in million british thermal units)	22	27
Interest rate swaps for the future issuance of debt (in millions)	$75	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,244	€1,243

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of September 30, 2020 and December 31, 2019. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2020 or 2019.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are within the Unaudited Consolidated Statements of Financial Position as of September 30, 2020 and December 31, 2019.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2020 Level 2	December 31, 2019 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$5	$—
Commodity contracts	Other noncurrent assets	1	—
Foreign exchange contracts	Other current assets	1	13
Foreign exchange contracts	Other noncurrent assets	1	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Fixed-for-floating interest rate swap	Other noncurrent assets	4	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	61	68
Total Derivative Assets		$73	$84

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$4	$26
Commodity contracts	Other long-term liabilities	—	2
Foreign exchange contracts	Payables and other current liabilities	8	1
Foreign exchange contracts	Other long-term liabilities	7	2
Forward starting interest rate swap contracts	Other long-term liabilities	—	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	13	—
Total Derivative Liabilities		$32	$32
Total Net Derivative Assets (Liabilities)		$41	$52

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.5 billion and $1.4 billion at September 30, 2020 and December 31, 2019, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K.

As of September 30, 2020 and December 31, 2019, the following amounts were included in the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term borrowings (1)	$772	$763	$(1)	$(7)
(1)At September 30, 2020 and December 31, 2019, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $5 million and $7 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2020 and 2019.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2020	2019	2020	2019	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Commodity contracts	$10	$(1)	$20	$(7)	$(5)	$(14)	$(26)	$(25)
Foreign exchange contracts	(20)	16	(19)	10	—	7	12	20
Forward starting interest rate and treasury lock swap contracts	2	1	5	3	(2)	(2)	(7)	(4)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(62)	60	(59)	68	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(44)	40	(45)	46	—	—	—	—
Cross-currency interest rate swaps excluded component	(13)	9	25	22	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,122	$1,621	$52	$2,325	$1,751	$54

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			1
Derivatives designated as hedging instruments			—			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(5)			(14)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	—			7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first nine months 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$6,287	$4,838	$159	$7,068	$5,331	$165

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(7)			(4)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(26)			(25)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	12			20

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $4 million and a net gain of $5 million during third quarter 2020 and 2019, respectively, and recognized a net gain of $4 million and $1 million during first nine months 2020 and 2019, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $117 million and $50 million at September 30, 2020 and December 31, 2019, respectively. Losses recognized between September 30, 2020 and December 31, 2019 primarily resulted from an increase in foreign currency exchange rates associated with the euro, partially offset by commodity price increases. If recognized, approximately $18 million in pre-tax losses, as of September 30, 2020, would be reclassified into earnings during the next 12 months.

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

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$5	$6	$4	$—	$—
Interest cost	15	4	19	5	5	6
Expected return on assets	(34)	(9)	(31)	(8)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(9)	(9)
Net periodic benefit (credit) cost	$(13)	$—	$(6)	$1	$(6)	$(5)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$19	$13	$20	$11	$—	$—
Interest cost	43	11	57	15	14	19
Expected return on assets	(101)	(25)	(96)	(24)	(4)	(4)
Amortization of:
Prior service credit, net	—	—	—	—	(28)	(29)
Net periodic benefit (credit) cost	$(39)	$(1)	$(19)	$2	$(18)	$(14)

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At September 30, 2020 and December 31, 2019, operating right-to-use assets of $174 million and $197 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $8 million at both periods of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2020, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2020	$17
2021	56
2022	42
2023	29
2024	16
2025 and beyond	35
Total lease payments	195
Less: amounts of lease payments representing interest	18
Present value of future lease payments	177
Less: current obligations under leases	54
Long-term lease obligations	$123

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

Lease costs during the period and other information is provided below:

	Third Quarter		First Nine Months
(Dollars in millions)	2020	2019	2020	2019
Lease costs:
Operating lease costs	$18	$17	$55	$49
Short-term lease costs	9	10	28	30
Sublease income	(1)	—	(3)	(1)
Total	$26	$27	$80	$78

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17	$17	$53	$52
Right-to-use assets obtained in exchange for new lease liabilities	$10	$15	$40	$36

Weighted-average remaining lease term, in years			5	5
Weighted-average discount rate			3.8%	4.1%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
Remainder of 2020	$—	$185	$52	$57	$17	$129	$440
2021	483	—	184	165	56	81	969
2022	743	—	174	103	42	88	1,150
2023	876	—	155	91	29	87	1,238
2024	241	—	135	94	16	100	586
2025 and beyond	3,337	—	1,407	1,959	35	1,139	7,877
Total	$5,680	$185	$2,107	$2,469	$195	$1,624	$12,260

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

The Company had various purchase obligations at September 30, 2020, totaling approximately $2.5 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental matters, accrued compensation benefits, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2025 and beyond" line item.

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

9.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results or operations, or cash flows. The Company's total reserve for environmental loss contingencies was $287 million at both September 30, 2020 and December 31, 2019.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve that management believes to be probable and reasonably estimable for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2020	December 31, 2019
Environmental contingent liabilities, current	$15	$20
Environmental contingent liabilities, long-term	272	267
Total	$287	$287

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $260 million to the maximum of $504 million at September 30, 2020 and from the best estimate or minimum of $260 million to the maximum of $487 million at December 31, 2019. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both September 30, 2020 and December 31, 2019.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2020 and full year 2019 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	4
Cash reductions	(15)
Balance at December 31, 2019	260
Changes in estimates recognized in earnings and other	9
Cash reductions	(9)
Balance at September 30, 2020	$260

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $27 million at both September 30, 2020 and December 31, 2019.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $50 million and $48 million at September 30, 2020 and December 31, 2019, respectively, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter 2020 and 2019 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098
Net Earnings	—	—	161	—	—	161	4	165
Cash Dividends Declared (1) ($0.66 per share)	—	—	(90)	—	—	(90)	—	(90)
Other Comprehensive Income (Loss)	—	—	—	(34)	—	(34)	—	(34)
Share Based Compensation Expense (2)	—	11	—	—	—	11	—	11
Stock Option Exercises	—	6	—	—	—	6	—	6
Balance at September 30, 2020	$2	$2,134	$8,142	$(243)	$(3,960)	$6,075	$81	$6,156

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2019	$2	$2,079	$7,848	$(235)	$(3,825)	$5,869	$77	$5,946
Net Earnings	—	—	266	—	—	266	1	267
Cash Dividends Declared (1) ($0.62 per share)	—	—	(85)	—	—	(85)	—	(85)
Other Comprehensive Income (Loss)	—	—	—	32	—	32	—	32
Share Based Compensation Expense (2)	—	13	—	—	—	13	—	13
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchase	—	—	—	—	(75)	(75)	—	(75)
Balance at September 30, 2019	$2	$2,092	$8,029	$(203)	$(3,900)	$6,020	$77	$6,097
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first nine months 2020 and 2019 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	446	—	—	446	9	455
Cash Dividends Declared (1) ($1.98 per share)	—	—	(269)	—	—	(269)	—	(269)
Other Comprehensive Income (Loss)	—	—	—	(29)	—	(29)	—	(29)
Share-Based Compensation Expense (2)	—	31	—	—	—	31	—	31
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(11)	—	—	—	(11)	1	(10)
Share Repurchases	—	—	—	—	(60)	(60)	—	(60)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$2	$2,134	$8,142	$(243)	$(3,960)	$6,075	$81	$6,156

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (4)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	733	—	—	733	2	735
Cash Dividends Declared (1) ($1.86 per share)	—	—	(257)	—	—	(257)	—	(257)
Other Comprehensive Income (Loss)	—	—	—	22	—	22	—	22
Share-Based Compensation Expense (2)	—	46	—	—	—	46	—	46
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (3)	—	(10)	—	—	—	(10)	—	(10)
Share Repurchases	—	—	—	—	(325)	(325)	—	(325)
Balance at September 30, 2019	$2	$2,092	$8,029	$(203)	$(3,900)	$6,020	$77	$6,097

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(309)	$106	$(41)	$(1)	$(245)
Period change (1)	45	—	(14)	—	31
Balance at December 31, 2019	(264)	106	(55)	(1)	(214)
Period change	(15)	(21)	7	—	(29)
Balance at September 30, 2020	$(279)	$85	$(48)	$(1)	$(243)
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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2020		2019
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(20)	$(20)	$23	$23
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(9)	(7)	(9)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	(17)	(13)	13	10
Reclassification adjustment for (gains) losses included in net income, net	7	6	8	6
Total other comprehensive income (loss)	$(39)	$(34)	$35	$32

	First Nine Months
	2020		2019
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(15)	$(15)	$40	$40
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(28)	(21)	(29)	(22)
Derivatives and hedging:
Unrealized gain (loss) during period	(12)	(9)	(3)	(2)
Reclassification adjustment for (gains) losses included in net income, net	21	16	8	6
Total other comprehensive income (loss)	$(34)	$(29)	$16	$22

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator
Earnings attributable to Eastman, net of tax	$161	$266	$446	$733

Denominator
Weighted average shares used for basic EPS	135.3	136.8	135.5	137.9
Dilutive effect of stock options and other awards	1.0	1.0	0.9	1.0
Weighted average shares used for diluted EPS	136.3	137.8	136.4	138.9

(Calculated using whole dollars and shares)
EPS
Basic	$1.19	$1.95	$3.29	$5.31
Diluted	$1.18	$1.93	$3.27	$5.27

Shares underlying stock options excluded from third quarter 2020 and 2019 calculations of diluted EPS were 2,247,621 and 2,620,529, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Third quarter 2019 reflects share repurchases of 1,032,623. There were no shares repurchased in third quarter 2020.

Shares underlying stock options excluded from first nine months 2020 and 2019 calculations of diluted EPS were 2,809,028 and 2,219,514, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First nine months 2020 and 2019 reflects share repurchases of 1,134,052 and 4,282,409, respectively.

The Company declared cash dividends of $0.66 and $0.62 per share for third quarter 2020 and 2019, respectively, and $1.98 and $1.86 per share for first nine months 2020 and 2019, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
Fixed Asset Impairments	2020	2019	2020	2019
Site optimizations
AFP - Tire additives (1)	$—	$—	$5	$—
AM - Performance films (2)	—	—	4	—
AFP - Animal nutrition (3)	—	—	3	—
Discontinuation of growth initiatives (4)	—	—	8	—
	—	—	20	—
Intangible Asset Impairments
AFP - Tradenames (5)	—	—	123	—
AFP - Customer relationships (6)	—	—	2	—
	—	—	125	—
Severance Charges
Business improvement and cost reduction actions (7)	46	1	46	45
CI & AFP - Singapore (8)	2	—	5	—
Site optimizations
AM - Advanced interlayers (9)	3	—	3	—
AFP - Tire additives (1)	1	—	1	—
AM - Performance films (2)	—	—	3	—
AFP - Animal nutrition (3)	—	—	1	—
	52	1	59	45
Other Restructuring Costs
Cost reduction initiatives (7)	7	1	7	3
Discontinuation of growth initiatives contract termination fees (4)	1	—	4	—
AFP - Discontinued capital project (10)	—	—	—	4
	8	1	11	7

Total	$60	$2	$215	$52

(1)Fixed asset impairments and severance in the Additives & Functional Products ("AFP") segment from the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Fixed asset impairments and severance in the Advanced Materials ("AM") segment from the closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(3)Fixed asset impairments and severance in the AFP segment from the closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(4)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
(5)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the Crystex™ and Santoflex™ tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(6)Intangible asset impairment charge in the AFP segment for customer relationships.
(7)Severance and related costs as part of business improvement and cost reduction initiatives which were reported in "Other".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8)Severance charges of $1 million and $4 million in third quarter and first nine months 2020, respectively, in the Chemical Intermediates ("CI") segment, and $1 million in both third quarter and first nine months 2020 in the AFP segment, resulting from the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site. Restructuring charges totaling up to $50 million are expected through 2020 and 2021 for this action.
(9)Severance in the AM segment due to the closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $7 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in third quarter 2020 related to the closure of this facility. Management expects total charges of up to $30 million, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, in 2020 and 2021 for the closure of this facility.
(10)Additional restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2020 and full year 2019:

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	60	—	(12)	65
Other restructuring costs	11	10	—	(8)	13
Total	$28	$215	$(145)	$(20)	$78

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2019
Non-cash charges	$—	$72	$(72)	$—	$—
Severance costs	6	45	—	(34)	17
Other restructuring costs	8	9	1	(7)	11
Total	$14	$126	$(71)	$(41)	$28

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2020 and 2019, $11 million and $13 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2020 and 2019 net earnings of $8 million and $9 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2020 and 2019, $31 million and $46 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2020 and 2019 net earnings of $23 million and $34 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2020	2019
Other current assets	$(1)	$23
Other noncurrent assets	(9)	13
Payables and other current liabilities	42	79
Long-term liabilities and equity	71	(25)
Total	$103	$90

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous receivables and accruals.

16.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 19, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2019 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2019 Annual Report on Form 10-K.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2020	2019	2020	2019
Additives & Functional Products	$742	$832	$2,249	$2,510
Advanced Materials	668	697	1,850	2,050
Chemical Intermediates	506	579	1,559	1,865
Fibers	206	217	629	643
Total Sales	$2,122	$2,325	$6,287	$7,068

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Earnings (Loss) Before Interest and Taxes by Segment	2020	2019	2020	2019
Additives & Functional Products	$107	$144	$194	$437
Advanced Materials	129	159	293	406
Chemical Intermediates	31	34	131	170
Fibers	41	51	140	144
Total Earnings Before Interest and Taxes by Operating Segment	308	388	758	1,157
Other
Growth initiatives and businesses not allocated to operating segments	(22)	(26)	(73)	(78)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	12	62	35
Asset impairments and restructuring charges, net	(54)	(2)	(65)	(48)
Other income (charges), net not allocated to operating segments	(10)	(5)	(17)	(8)
Total Earnings Before Interest and Taxes	$243	$367	$665	$1,058

(Dollars in millions)	September 30,	December 31,
Assets by Segment (1)	2020	2019
Additives & Functional Products	$6,142	$6,387
Advanced Materials	4,358	4,415
Chemical Intermediates	2,616	2,775
Fibers	986	1,014
Total Assets by Operating Segment	14,102	14,591
Corporate Assets	1,907	1,417
Total Assets	$16,009	$16,008
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Customer Location	2020	2019	2020	2019
United States and Canada	$894	$966	$2,660	$2,961
Asia Pacific	547	602	1,565	1,729
Europe, Middle East, and Africa	556	611	1,713	1,949
Latin America	125	146	349	429
Total Sales	$2,122	$2,325	$6,287	$7,068

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

•In first nine months 2019, the Company recognized an unusual increase to earnings from adjustments of the provision for income taxes resulting from tax law changes, primarily the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"), and the tax impact of the related outside-U.S. entity reorganizations. Management considers these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant one-time impacts on earnings.

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

Non-GAAP Cash Flow Measures

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net,
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization, and
•Early debt extinguishment costs resulting from repayment of borrowings.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Adjustments to the provision for income taxes resulting from fourth quarter 2017 tax law changes, primarily the Tax Reform Act, and related outside-U.S. entity reorganizations.

As described above, the alternative non-GAAP measures of cash flow, free cash flow, and of debt, net debt, are also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluded Non-Core and Unusual Items and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2020	2019	2020	2019
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$60	$2	$215	$52
Accelerated depreciation	7	—	7	—
Total non-core items impacting earnings before interest and taxes	67	2	222	52
Non-core item impacting earnings before income taxes:
Early debt extinguishment costs	1	—	1	—
Total non-core item impacting earnings before income taxes	1	—	1	—
Less: Items impacting provision for income taxes:
Tax effect of non-core items	17	1	53	13
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	—	(7)
Interim adjustment to tax provision	(2)	—	9	(13)
Total items impacting provision for income taxes	15	1	62	(7)
Total items impacting net earnings attributable to Eastman	$53	$1	$161	$59

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "EBIT Margin", "Adjusted EBITDA", "EBITDA Margin", and "Return on Invested Capital" (or "ROIC"). Management defines EBIT Margin as the GAAP measure EBIT adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods divided by the GAAP measure sales in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same period. Adjusted EBITDA is EBITDA (net earnings before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same periods. Management defines ROIC as net earnings plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Management believes that EBIT Margin, Adjusted EBITDA, EBITDA Margin, and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of EBIT Margin, Adjusted EBITDA, EBITDA Margin, and ROIC to compare the results, returns, and value of the Company with those of peer and other companies.

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-users' products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, rubber additive formulations, adhesives formulations, nonwovens and textiles, animal nutrition, and chemical and plastics recycling technologies. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $2.1 billion and $2.3 billion in third quarter 2020 and 2019, respectively, and $6.3 billion and $7.1 billion in first nine months 2020 and 2019, respectively. EBIT was $243 million and $367 million in third quarter 2020 and 2019, respectively, and $665 million and $1.058 billion in first nine months 2020 and 2019, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $310 million and $369 million in third quarter 2020 and 2019, respectively, and $887 million and $1.11 billion in first nine months 2020 and 2019, respectively. Sales revenue decreased in third quarter 2020 compared to third quarter 2019 primarily due to lower sales volume and lower selling prices. As overall economic conditions improved through the third quarter, sales volume recovered to five percent below 2019 levels. Sales volume for products serving end-markets negatively impacted by the COVID-19 coronavirus global pandemic ("COVID-19"), including transportation, building and construction, and consumer durables, increased compared to second quarter 2020. Sales volume for products used in certain resilient end-markets positively impacted by COVID-19, including consumables, personal care, and medical, declined compared to second quarter 2020. As sales volume improved throughout the third quarter 2020, the Company increased capacity utilization across all available assets. Lower selling prices in third quarter 2020 compared to third quarter 2019 were primarily due to lower raw material prices. Adjusted EBIT decreased in third quarter 2020 compared to third quarter 2019 due to lower sales volume, reduced capacity utilization, and less favorable product mix, partially offset by the impact of cost reduction actions.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$161	$1.18	$266	$1.93
Total non-core and unusual items, net of tax	51	0.37	1	0.01
Interim adjustment to tax provision	2	0.02	—	—
Adjusted net earnings	$214	$1.57	$267	$1.94

	First Nine Months
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$446	$3.27	$733	$5.27
Total non-core and unusual items, net of tax	170	1.24	46	0.34
Interim adjustment to tax provision	(9)	(0.06)	13	0.09
Adjusted net earnings	$607	$4.45	$792	$5.70

Cash provided by operating activities was $1.049 billion and $833 million in first nine months 2020 and 2019, respectively. Free cash flow was $771 million and $525 million in first nine months 2020 and 2019, respectively.

COVID-19 Coronavirus Pandemic Response and Impact

Following the outbreak of COVID-19 in early 2020, in March 2020 the U.S. Centers for Disease Control issued guidelines to mitigate the spread and health consequences of COVID-19. The Company implemented changes to its operations and business practices to follow the guidelines and minimize physical interaction, including using technology to allow employees to work from home when possible and altering production procedures and schedules.

In response to the uncertainties of the impact of COVID-19 (including on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption), management's focus shifted to cash flow, liquidity, and cost management.

As previously reported, as a precautionary measure due to increased financial market volatility resulting from COVID-19, Eastman took certain liquidity actions, including borrowing $400 million under the revolving credit agreement (the "Credit Facility") in first quarter 2020 and $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") in second quarter 2020. Borrowings under the Credit Facility were repaid in second quarter 2020 and borrowings under the Term Loan were repaid in third quarter 2020. The Company reduced net debt by $363 million in the first nine months 2020, and its cash balance as of September 30, 2020 was $650 million. See "Liquidity and Other Financial Information" for additional information.

In first nine months 2020, capacity utilization was substantially lower due to lower sales volume and the Company's focus on maximizing cash generation by reducing inventories, reducing EBIT approximately $205 million. Cost reduction actions in response to COVID-19, some of which are expected to be structural, included reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, totaling approximately $115 million in first nine months 2020 and are expected to total approximately $150 million for full year 2020, primarily in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. See "Summary by Operating Segment" and "Outlook" for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Sales	$2,122	$2,325	$(203)	(9)%	$6,287	$7,068	$(781)	(11)%
Volume / product mix effect			(117)	(5)%			(422)	(6)%
Price effect			(100)	(5)%			(345)	(5)%
Exchange rate effect			14	1%			(14)	—%

Sales revenue decreased in third quarter and first nine months 2020 compared to third quarter and first nine months 2019 as a result of decreases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Gross profit	$501	$574	(13)%	$1,449	$1,737	(17)%
Accelerated depreciation	7	—		7	—
Gross profit excluding non-core item	$508	$574	(11)%	$1,456	$1,737	(16)%

Third quarter and first nine months 2020 EBIT included accelerated depreciation resulting from the closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding this non-core item, gross profit decreased in third quarter and first nine months 2020 compared to third quarter and first nine months 2019 as a result of decreases in all operating segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Selling, general and administrative expenses	$165	$163	1%	$480	$515	(7)%

Selling, General and Administrative ("SG&A") expenses slightly increased in third quarter 2020 compared to third quarter 2019 primarily as a result of higher variable compensation costs mostly offset by cost reduction actions. SG&A expenses decreased in first nine months 2020 compared to first nine months 2019 primarily as a result of cost reduction actions.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Research and development expenses	$56	$59	(5)%	$169	$174	(3)%

R&D expenses decreased in third quarter and first nine months 2020 compared to third quarter and first nine months 2019 primarily due to cost reduction actions including increased focus on project prioritization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Third Quarter		First Nine Months
Fixed Asset Impairments	2020	2019	2020	2019
Site optimizations
AFP - Tire additives (1)	$—	$—	$5	$—
AM - Performance films (2)	—	—	4	—
AFP - Animal nutrition (3)	—	—	3	—
Discontinuation of growth initiatives (4)	—	—	8	—
	—	—	20	—
Intangible Asset Impairments
AFP -Tradenames (5)	—	—	123	—
AFP - Customer relationships (6)	—	—	2	—
	—	—	125	—
Severance Charges
Business improvement and cost reduction initiatives (7)	46	1	46	45
CI & AFP - Singapore (8)	2	—	5	—
Site optimizations
AM - Advanced interlayers (9)	3	—	3	—
AFP - Tire additives (1)	1	—	1	—
AM - Performance films (2)	—	—	3	—
AFP - Animal nutrition (3)	—	—	1	—
	52	1	59	45
Other Restructuring Costs
Cost reduction initiatives (7)	7	1	7	3
Discontinuation of growth initiatives contract termination fees (4)	1	—	4	—
AFP - Discontinued capital project (10)	—	—	—	4
	8	1	11	7

Total	$60	$2	$215	$52

(1)Fixed asset impairments and severance in the AFP segment from the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Fixed asset impairments and severance in the AM segment from the closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(3)Fixed asset impairments and severance in the AFP segment from the closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(4)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
(5)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the Crystex™ and Santoflex™ tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(6)Intangible asset impairment charge in the AFP segment for customer relationships.
(7)Severance and related costs as part of business improvement and cost reduction initiatives which were reported in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(8)Severance charges of $1 million and $4 million in third quarter and first nine months 2020, respectively, in the CI segment, and $1 million in both third quarter and first nine months 2020 in the AFP segment, resulting from the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site. Restructuring charges totaling up to $50 million are expected through 2020 and 2021 for this action. This action is projected to result in an estimated annual earnings benefit of approximately $25 million, primarily in the CI segment, beginning mostly in 2021.
(9)Severance in the AM segment due to the closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $7 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in third quarter 2020 related to the closure of this facility. Management expects total charges of up to $30 million, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, in 2020 and 2021 for the closure of this facility. This closure is projected to result in an estimated annual earnings benefit between $5 million and $10 million beginning in 2021.
(10)Additional restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2020	2019	2020	2019
Other components of post-employment (benefit) cost, net	$(30)	$(20)	$(90)	$(62)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2020	2019	2020	2019
Foreign exchange transaction (gains) losses, net	$8	$4	$14	$6
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(2)	(10)	(8)
Other, net	2	1	6	2
Other (income) charges, net	$7	$3	$10	$—

For more information regarding components of foreign exchange transaction losses, see Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Earnings before interest and taxes	$243	$367	(34)%	$665	$1,058	(37)%
Asset impairments and restructuring charges, net	60	2		215	52
Accelerated depreciation	7	—		7	—
Earnings before interest and taxes excluding non-core items	$310	$369	(16)%	$887	$1,110	(20)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2020	2019	Change	2020	2019	Change
Gross interest costs	$55	$56	(2)%	$165	$170	(3)%
Less: Capitalized interest	1	1		3	3
Interest expense	54	55		162	167
Less: Interest income	2	1		3	2
Net interest expense	$52	$54	(4)%	$159	$165	(4)%

Net interest expense decreased primarily as a result of lower interest rates and prior year repayment of public debt.

Early Debt Extinguishment Costs

In third quarter 2020, the Company repaid the Term Loan using available cash. The early repayment resulted in a charge of $1 million for early debt extinguishment costs for unamortized issuance costs. For additional information regarding the early debt extinguishment costs, see Note 5, "Borrowings" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Third Quarter				First Nine Months
	2020		2019		2020		2019
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$25	13%	$46	15%	$50	10%	$158	18%
Tax provision for non-core items (1)	17		1		53		13
Adjustments from tax law changes and outside-U.S. entity reorganizations	—		—		—		(7)
Interim adjustment to tax provision (2)	(2)		—		9		(13)
Adjusted provision for income taxes and effective tax rate	$40	16%	$47	15%	$112	16%	$151	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Third quarter 2020 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2019 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2020 and 2019 are calculated applying the forecasted full year effective tax rates as shown below.

	First Nine Months (1)
	2020	2019
Effective tax rate	10%	18%
Tax impact of current year non-core and unusual items (2)	7%	1%
Changes in tax contingencies and valuation allowances	1%	—%
Forecasted full year impact of expected tax events	(2)%	(3)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent and 16.0 percent for first nine months 2020 and 2019, respectively.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$161	$1.18	$266	$1.93
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	45	0.33	1	0.01
Accelerated depreciation	5	0.04	—	—
Early debt extinguishment costs	1	—	—	—
Interim adjustment to tax provision	2	0.02	—	—
Adjusted net earnings and diluted earnings per share attributable to Eastman	$214	$1.57	$267	$1.94

	First Nine Months
	2020		2019
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$446	$3.27	$733	$5.27
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	164	1.20	39	0.29
Accelerated depreciation	5	0.04	—	—
Early debt extinguishment costs	1	—	—	—
Unusual items, net of tax: (1)
Adjustments from tax law changes and outside-U.S. entity reorganizations	—	—	7	0.05
Interim adjustment to tax provision	(9)	(0.06)	13	0.09
Adjusted net earnings and diluted earnings per share attributable to Eastman	$607	$4.45	$792	$5.70
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

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$742	$832	$(90)	(11)%	$2,249	$2,510	$(261)	(10)%
Volume / product mix effect			(67)	(8)%			(142)	(6)%
Price effect			(30)	(4)%			(115)	(4)%
Exchange rate effect			7	1%			(4)	—%

Earnings before interest and taxes	$107	$144	$(37)	(26)%	$194	$437	$(243)	(56)%
Asset impairments and restructuring charges, net	2	—	2		136	4	132
Earnings before interest and taxes excluding non-core items	109	144	(35)	(24)%	330	441	(111)	(25)%

Sales revenue in third quarter 2020 decreased compared to third quarter 2019 primarily due to lower sales volume, lower selling prices, and less favorable product mix. The negative impact of COVID-19 on demand resulted in lower sales volume of specialty fluids and coatings and inks additives sold into transportation end-markets resulting in less favorable product mix. Lower selling prices were primarily attributed to increased competition in tire additives product markets. Cost-pass-through contracts, primarily in care chemicals, also contributed to lower selling prices.

Sales revenue in first nine months 2020 decreased compared to first nine months 2019 primarily due to lower sales volume and lower selling prices. Lower sales volume was due to lower sales volume of tire additives, coatings and inks additives, and specialty fluids sold into transportation end-markets, partially offset by higher sales volume of care chemicals and adhesives resins products sold into certain consumable and personal care end-markets, resulting in less favorable product mix. Lower selling prices were due to increased competitive activity in tire additives, adhesives resins, and animal nutrition products. Lower raw material prices also contributed to price declines, particularly for cost-pass-through contracts.

Third quarter 2020 EBIT included severance charges of $1 million for closure of a manufacturing facility in Asia Pacific as part of ongoing site optimization actions and $1 million related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. Excluding these non-core items, EBIT decreased in third quarter 2020 compared to third quarter 2019 primarily due to $48 million of lower sales volume, including less favorable product mix, and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These higher costs were offset $17 million by cost reduction actions.

First nine months 2020 EBIT included intangible asset impairment charges of $125 million for tradenames and customer relationships. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. First nine months 2020 EBIT also included asset impairments and restructuring charges of $10 million for closure of manufacturing facilities in Asia Pacific as part of ongoing site optimization actions and $1 million related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. First nine months 2019 EBIT included a restructuring charge related to a capital project. Excluding these non-core items, EBIT decreased in first nine months 2020 compared to first nine months 2019 primarily due to $132 million of lower sales volume and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These higher costs were offset $28 million by cost reduction actions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$668	$697	$(29)	(4)%	$1,850	$2,050	$(200)	(10)%
Volume / product mix effect			(16)	(2)%			(140)	(7)%
Price effect			(18)	(3)%			(53)	(3)%
Exchange rate effect			5	1%			(7)	—%

Earnings before interest and taxes	$129	$159	$(30)	(19)%	$293	$406	$(113)	(28)%
Asset impairments and restructuring charges, net	3	—	3		10	—	10
Accelerated depreciation	7	—	7		7	—	7
Earnings before interest and taxes excluding non-core items	139	159	(20)	(13)%	310	406	(96)	(24)%

Sales revenue in third quarter 2020 decreased compared to third quarter 2019 due to lower selling prices, less favorable product mix, and lower sales volume. Lower selling prices were primarily attributed to lower raw material prices, particularly for paraxylene used in copolyester products. The negative impact of COVID-19 on demand resulted in lower sales volume of advanced interlayers products sold into transportation end-markets and lower specialty plastics sales volume, partially offset by increased performance films sales volume attributed to stronger demand.

Sales revenue in first nine months 2020 decreased compared to first nine months 2019 due to lower sales volume and less favorable product mix. The negative impact of COVID-19 on demand resulted in lower sales volume of advanced interlayers products sold into transportation end-markets, and lower specialty plastics sales volume, partially offset by increased sales volume of certain standard copolyester products used in applications for personal care and wellness and consumables end-markets attributed to strengthened demand due to COVID-19.

Third quarter 2020 EBIT included severance charges of $3 million and accelerated depreciation of $7 million resulting from the closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization actions. Excluding these non-core items, EBIT in third quarter 2020 decreased compared to third quarter 2019 primarily due to $30 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory and lower selling prices mostly offset by lower raw material and energy costs by $4 million. These higher costs were offset $15 million by cost reduction actions.
First nine months 2020 EBIT included severance charges of $3 million and accelerated depreciation charges of $7 million resulting from the closure of an advanced interlayers manufacturing facility, and asset impairments and restructuring charges of $7 million resulting from the closure of a performance films manufacturing facility, both in North America, as part of ongoing site optimization actions. Excluding these non-core items, EBIT in first nine months 2020 decreased compared to first nine months 2019 primarily due to $145 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. The lower sales volume was primarily due to declines in advanced interlayers products sold into transportation end-markets partially offset by growth in copolyester products sold in consumer durables end-markets, resulting in a less favorable product mix. These higher costs were offset $42 million by cost reduction actions and lower raw material and energy costs offsetting lower selling prices by $18 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$506	$579	$(73)	(13)%	$1,559	$1,865	$(306)	(16)%
Volume / product mix effect			(27)	(5)%			(137)	(7)%
Price effect			(48)	(8)%			(167)	(9)%
Exchange rate effect			2	—%			(2)	—%

Earnings before interest and taxes	$31	$34	$(3)	(9)%	$131	$170	$(39)	(23)%
Asset impairments and restructuring charges, net	1	—	1		4	—	4
Earnings before interest and taxes excluding non-core item	32	34	(2)	(6)%	135	170	(35)	(21)%

Sales revenue in third quarter 2020 decreased compared to third quarter 2019 primarily due to lower selling prices and lower sales volume across the segment. Lower selling prices resulted from lower raw material prices. Lower sales volume was due to planned maintenance shutdowns and also attributed to the negative impact of COVID-19 on demand, partially offset by licensing revenue of $14 million.

Sales revenue in first nine months 2020 decreased compared to first nine months 2019 primarily due to lower selling prices across the segment attributed to lower raw material prices and lower sales volume in most product lines attributed to the negative impact of COVID-19 on demand and increased competitive pressure.

Third quarter and first nine months 2020 EBIT included severance charges related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. Excluding this non-core item, EBIT decreased compared to third quarter and first nine months 2019 primarily due to $24 million and $77 million, respectively, of lower sales volume and higher manufacturing costs due to lower capacity utilization, and lower selling prices partially offset by lower raw material and energy costs, totaling $10 million in both periods. The higher manufacturing costs were offset by $17 million and $32 million of cost reduction actions and $14 million and $18 million of technology licensing earnings in third quarter and first nine months 2020, respectively.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2020	2019	$	%	2020	2019	$	%
(Dollars in millions)
Sales	$206	$217	$(11)	(5)%	$629	$643	$(14)	(2)%
Volume / product mix effect			(7)	(3)%			(3)	—%
Price effect			(4)	(2)%			(10)	(2)%
Exchange rate effect			—	—%			(1)	—%

Earnings before interest and taxes	$41	$51	$(10)	(20)%	$140	$144	$(4)	(3)%

Sales revenue in third quarter and first nine months 2020 decreased compared to third quarter and first nine months 2019 primarily due to lower textile products sales volume attributed to the impact of COVID-19 on demand and lower acetate tow selling prices primarily due to previously negotiated multi-year contracts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Third quarter 2020 EBIT decreased compared to third quarter 2019 primarily due to $8 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory, and lower selling prices mostly offset by lower raw material and energy costs by $3 million. These higher costs were offset $4 million by cost reduction actions.
First nine months 2020 EBIT decreased compared to first nine months 2019 primarily due to $13 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. These higher costs were offset $8 million by cost reduction actions.
Other

	Third Quarter		First Nine Months
	2020	2019	2020	2019
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(22)	$(26)	$(73)	$(78)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	21	12	62	35
Asset impairments and restructuring charges, net	(54)	(2)	(65)	(48)
Other income (charges), net not allocated to operating segments	(10)	(5)	(17)	(8)
Loss before interest and taxes	$(65)	$(21)	$(93)	$(99)
Asset impairments and restructuring charges, net	54	2	65	48
Loss before interest and taxes excluding non-core items	(11)	(19)	(28)	(51)
Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In third quarter and first nine months 2020, the Company recognized charges of $53 million for severance and related costs as part of business improvement and cost reduction initiatives. Additionally, in third quarter and first nine months 2020 the Company recognized charges of $1 million and $4 million, respectively, for contract termination fees, and in first nine months 2020 charges of $8 million for asset impairments resulting from management's decision to discontinue certain growth initiatives for polyester based microfibers, including Avra™ performance fibers.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
United States and Canada	$894	$966	$(72)	(7)%	$2,660	$2,961	$(301)	(10)%
Asia Pacific	547	602	(55)	(9)%	1,565	1,729	(164)	(9)%
Europe, Middle East, and Africa	556	611	(55)	(9)%	1,713	1,949	(236)	(12)%
Latin America	125	146	(21)	(14)%	349	429	(80)	(19)%
Total Eastman Chemical Company	$2,122	$2,325	$(203)	(9)%	$6,287	$7,068	$(781)	(11)%

Sales revenue in United States and Canada decreased in third quarter 2020 compared to third quarter 2019 primarily due to lower selling prices in all operating segments and lower sales volume in all operating segments, except in the AFP segment. Sales revenue in United States and Canada decreased in first nine months 2020 compared to first nine months 2019 primarily due to lower selling prices in all operating segments and lower sales volume in all operating segments, except in the Fibers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific decreased in third quarter 2020 compared to third quarter 2019 primarily due to lower selling prices in all operating segments, particularly in the AFP and CI segments, and lower sales volume in all operating segments. Sales revenue in Asia Pacific decreased in first nine months 2020 compared to first nine months 2019 primarily due to lower selling prices in all operating segments, particularly in the AFP and CI segments, and lower sales volume in all operating segments, except in the Fibers segment.

Sales revenue in Europe, Middle East, and Africa decreased in third quarter 2020 compared to third quarter 2019 primarily due to lower sales volume in all operating segments, except in the Fibers segment, and lower selling prices in all operating segments. Sales revenue in Europe, Middle East, and Africa decreased in first nine months 2020 compared to first nine months 2019 primarily due to lower sales volume and lower selling prices in all operating segments.

Sales revenue in Latin America decreased in third quarter and first nine months 2020 compared to third quarter and first nine months 2019 primarily due to lower sales volume and lower selling prices in all operating segments.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

COVID-19 Liquidity Actions

Priorities for uses of available cash for full year 2020 include payment of the quarterly dividend and the reduction of net debt by more than $600 million. In first quarter and second quarter 2020, as a precautionary measure due to increased financial market volatility resulting from COVID-19, the Company took certain liquidity actions, including borrowing $400 million under its existing Credit Facility and $250 million under a new Term Loan. Borrowings under the Credit Facility were repaid in second quarter 2020 and borrowings under the Term Loan were repaid in third quarter 2020. As previously reported, in second quarter 2020, the Company amended the covenants of both loan agreements to reflect higher cash balances and the expected negative impact on operating results impacted by COVID-19.

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

	First Nine Months
(Dollars in millions)	2020	2019
Net cash provided by (used in)
Operating activities	$1,049	$833
Investing activities	(282)	(360)
Financing activities	(322)	(487)
Effect of exchange rate changes on cash and cash equivalents	1	(5)
Net change in cash and cash equivalents	446	(19)
Cash and cash equivalents at beginning of period	204	226
Cash and cash equivalents at end of period	$650	$207

Cash provided by operating activities increased $216 million in first nine months 2020 compared with first nine months 2019 due to lower increases in net working capital (trade receivables, inventories, and trade payables), primarily due to a decrease in inventories, partially offset by lower net earnings.

Cash used in investing activities decreased $78 million in first nine months 2020 compared with first nine months 2019 due to lower additions to properties and equipment and acquisitions in the AFP and Fibers business segments in first nine months 2019.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities decreased $165 million in first nine months 2020 compared with first nine months 2019 due to lower share repurchases, partially offset by lower net proceeds from borrowings and higher dividend payments.

	First Nine Months
(Dollars in millions)	2020	2019
Net cash provided by operating activities	$1,049	$833
Capital expenditures	(278)	(308)
Free cash flow	$771	$525

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

Since 2019, the Company has been expanding its off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in third quarter 2020 and 2019 were $336 million and $190 million, respectively, and $1.20 billion and $460 million in first nine months 2020 and 2019, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $134 million and $169 million of these receivables would have been outstanding as of September 30, 2020 and December 31, 2019, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
Remainder of 2020	$—	$185	$52	$57	$17	$129	$440
2021	483	—	184	165	56	81	969
2022	743	—	174	103	42	88	1,150
2023	876	—	155	91	29	87	1,238
2024	241	—	135	94	16	100	586
2025 and beyond	3,337	—	1,407	1,959	35	1,139	7,877
Total	$5,680	$185	$2,107	$2,469	$195	$1,624	$12,260

In October 2020, the Company repaid the 4.5% notes due January 2021 ($185 million principal) using available cash. For information about debt and related interest, see Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For information about purchase obligations and operating leases, see Note 8, "Leases and Other Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental matters, accrued compensation benefits, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2025 and beyond" line item. See Note 7, "Retirement Plans" and Note 9, "Environmental Matters and Asset Retirement Obligations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information regarding pension and other postretirement benefit obligations and outstanding environmental matters and asset retirement obligations, respectively.

Loan Agreement, Credit Facility, and Commercial Paper Borrowings

In second quarter 2020, the Company borrowed $250 million under a new Term Loan as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from COVID-19. In third quarter 2020, the Term Loan was repaid using available cash. See Note 5, "Borrowings" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has access to a $1.50 billion Credit Facility expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At September 30, 2020, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2020, the Company's commercial paper borrowings were $185 million with a weighted average interest rate of 0.35 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2020 and December 31, 2019. As previously reported, in second quarter 2020 the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility and the Term Loan. The total amount of available borrowings under the Credit Facility was approximately $1.50 billion as of September 30, 2020.

In April 2020, management made the decision not to renew the Company's $250 million accounts receivable securitization agreement, determining other available sources of liquidity sufficient to meet foreseeable cash requirements. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Debt

	September 30,	December 31,
(Dollars in millions)	2020	2019
Total borrowings	$5,865	$5,782
Less: Cash and cash equivalents	650	204
Net debt	$5,215	$5,578

In the first nine months 2020 the Company reduced net debt by $363 million.

Capital Expenditures

Capital expenditures were $278 million and $308 million in first nine months 2020 and 2019, respectively. Capital expenditures in first nine months 2020 were primarily for targeted growth initiatives and site modernization projects. The Company expects that 2020 capital expenditures will be between $350 million and $375 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of September 30, 2020, a total of 7,887,216 shares have been repurchased under this authorization for a total amount of $633 million.

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

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of September 30, 2020, the goodwill balance as reported on the Unaudited Consolidated Statements of Financial Position is $4.4 billion. In accordance with GAAP, Eastman conducts testing of goodwill annually in the fourth quarter of each year or more frequently when events and circumstances indicate an impairment may have occurred. As a result of the impact on the Company of market deterioration impacted by COVID-19, the Company considered whether these conditions indicated that it was more likely than not that goodwill was impaired for each of its reporting units. Management does not believe it is more likely than not that goodwill was impaired for each of its reporting units as of September 30, 2020.

However, as previously reported in second quarter 2020, the decrease in forecasted revenue and EBIT for the tire additives reporting unit (part of the AFP operating segment as described in Part I, Item 1, "Business", of the Company's 2019 Annual Report on Form 10-K) reduced the fair value such that the estimated fair value approximates the carrying value. The decrease in forecasted revenue and EBIT for the tire additives reporting unit is primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. The Company uses an income approach, including some unobservable inputs, and applies a discounted cash flow model in testing the carrying value of goodwill. Key assumptions and estimates used in this impairment testing included projections of revenues and EBIT, the estimated weighted average cost of capital ("WACC"), and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair value. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value. The Company performed a sensitivity analysis assuming a 25 basis point decrease in the projected long-term growth rate or a 25 basis point increase in the WACC, and both scenarios independently yielded approximately a $50 million decrease to the estimated fair value for the tire additives reporting unit. As of September 30, 2020, goodwill allocated to the tire additives reporting unit is $721 million. Additional declines in the market conditions or forecasted revenue and EBIT could result in an impairment of goodwill, especially for the tire additives reporting unit.

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

As previously reported in second quarter 2020, the Company reviewed the indefinite-lived intangible assets associated with the tire additives reporting unit for impairment. As a result of the review, the Company recognized intangible asset impairments of $123 million in second quarter 2020 in the tire additives reporting unit to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to the estimated fair value. After recognizing the impairment, the Company had $371 million in indefinite-lived intangible assets. Amortization began in third quarter 2020 for the remaining tradename carrying value of $42 million for the tire additives reporting unit. Additional declines in the market conditions or forecasted revenue could result in additional impairment of indefinite-lived intangible assets.

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

OUTLOOK

The continuing negative impact of COVID-19 (on overall business and market conditions; Eastman manufacturing sites and distribution, sales, and service facilities closure or reduced availability; and Eastman products market demand weakness and supply chain disruption) remains uncertain. Accordingly, in the Quarterly Report on Form 10-Q for first quarter 2020, management withdrew the previous 2020 earnings and cash flow forecasts and underlying expectations disclosed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook" in the Company's 2019 Annual Report on Form 10-K.

For full year 2020, management expects:
•cost reduction actions in response to COVID-19, some of which are expected to be structural, including reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, to reduce costs approximately $150 million;
•free cash flow greater than $1 billion enabling more than $600 million of net debt reduction (excluding the impact of currency translation on debt); and
•limiting share repurchases to offset dilution, with no share repurchases in second half of 2020.

Assuming recent overall demand for Eastman products continues in fourth quarter 2020, including sales volume exceeding that of underlying end-markets for more innovative product lines including performance films, specialty plastics, and coatings additives, management expects fourth quarter 2020 adjusted EPS will be similar to fourth quarter 2019 adjusted EPS of $1.42.

The Company's fourth quarter and full year 2020 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected earnings excluding non-core, unusual, or non-recurring items to project reported GAAP earnings without unreasonable efforts.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Trenton, Michigan Environmental Proceeding

In December 2018, Solutia, a wholly-owned subsidiary of the Company, received a Notice and Finding of Violations from the United States Environmental Protection Agency's Region 5 Office ("EPA") alleging that Solutia's Trenton, Michigan manufacturing operation violated certain federal air quality regulations and certain provisions in the site's Clean Air Act Title V permit. Company representatives recently met with EPA and have determined that it is not reasonably likely that any civil penalty assessed by EPA will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which currently requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Not applicable.

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

4.15	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.16	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.18	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01*	Forms of Performance Share Awards to Executive Officers (2020 - 2022 Performance Period) (replaces Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019) **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2020

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2020

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2020

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2020

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 3, 2020	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer