Form 10-K
period 2020-12-31
EASTMAN CHEMICAL CO
filed 2021-02-22
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-12626

EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware		62-1539359
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer identification no.)

200 South Wilcox Drive
Kingsport	Tennessee	37662
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (423) 229-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EMN	New York Stock Exchange
1.50% Notes Due 2023	EMN23	New York Stock Exchange
1.875% Notes Due 2026	EMN26	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

					Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.					☒	☐
					Yes	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.					☐	☒
					Yes	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.					☒	☐
					Yes	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).					☒	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒

					Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).					☐	☒

The aggregate market value (based upon the $69.64 closing price on the New York Stock Exchange on June 30, 2020) of the 135,107,969 shares of common equity held by non-affiliates as of December 31, 2020 was $9,408,918,961 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2020 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 135,861,854 shares of common stock of the registrant were outstanding at December 31, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

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

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The known material factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report. Other factors, risks or uncertainties of which management is not aware, or presently deems immaterial, could also cause actual results to differ materially from those in the forward-looking statements.

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

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5
1A.	Risk Factors	24
1B.	Unresolved Staff Comments	24
	Information about our Executive Officers	24
2.	Properties	25
3.	Legal Proceedings	28
4.	Mine Safety Disclosures	28
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	124
11.	Executive Compensation	124
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	124
13.	Certain Relationships and Related Transactions, and Director Independence	125
14.	Principal Accountant Fees and Services	125
PART IV

15.	Exhibits and Financial Statement Schedules	126
16.	Form 10-K Summary	126
	Exhibit Index	127
SIGNATURES

Signatures	131

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty materials company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 47 manufacturing facilities and has equity interests in three manufacturing joint ventures in 14 countries that supply products to customers throughout the world. See Item 2. "Properties" of this Annual Report on Form 10-K (this "Annual Report"). The Company's headquarters and largest manufacturing facility are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions with commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Additives & Functional Products, Advanced Materials, Chemical Intermediates, and Fibers. See "Business Segments".

In the first years as a stand-alone company, Eastman was diversified between commodity and more specialty chemical businesses. Beginning in 2004, the Company refocused its strategy and changed its businesses and portfolio of products, first by the divestiture and discontinuance of under-performing assets and commodity businesses and initiatives (including divestiture in 2004 of resins, inks, and monomers product lines, divestiture in 2006 of the polyethylene business, and divestiture from 2007 to 2010 of the polyethylene terephthalate ("PET") assets and business). The Company then pursued growth through the development and acquisition of more specialty businesses and product lines by inorganic acquisition and integration (including the acquisition of Solutia, Inc., a global leader in performance materials and specialty chemicals, in 2012, and Taminco Corporation, a global specialty chemical company, in 2014) and organic development and commercialization of new and enhanced technologies and products.

Eastman currently uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include molecular recycling technologies, thermoplastic conversion, functional films, coatings formulations, rubber additive formulations, adhesives formulations, nonwovens and textiles, and animal nutrition. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, is transforming Eastman to a global specialty materials company that enhances the quality of life in a material way. To facilitate Eastman's transformation to a global specialty materials company, management is changing the Company's business and operations to improve cost structure, increase investment in growth, and strengthen execution capabilities, including specific initiatives during 2020 and currently to transform operations, work processes and systems, and business structure alignment, scale, and integration.

In 2020, the Company reported sales revenue of $8.5 billion, earnings before interest and taxes ("EBIT") of $741 million, and net earnings of $478 million. Diluted earnings per share were $3.50. Net cash provided by operating activities was $1.5 billion and "free cash flow" (cash provided by or used in operating activities less the amount of net capital expenditures) was $1.1 billion. Excluding non-core and unusual items, adjusted EBIT was $1.2 billion and adjusted diluted earnings per share were $6.15. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for reconciliation of financial measures under accounting principles generally accepted in the United States ("GAAP") to non-GAAP financial measures, description of excluded items, and related information. For Company sales revenue by end-market, see Exhibit 99.01 "2020 Company and Segment Sales Revenue by End-Use Market" of this Annual Report. Approximately 60 percent of 2020 sales revenue was generated from outside the United States and Canada region. For additional information regarding sales by customer location and by segment, see Note 19, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment", "Sales by Customer Location", and "Risk Factors" in Part II, Item 7 of this Annual Report.

BUSINESS STRATEGY

Eastman's objective is to be a global specialty materials company that enhances the quality of life in a material way with consistent, sustainable earnings growth and strong cash flow. Integral to the Company's strategy for growth is leveraging its heritage expertise and innovation within its cellulose and acetyl, olefins, polyester, and alkylamine chemistries. For each of these "streams", the Company has developed and acquired a combination of assets and technologies that combine scale and integration across multiple manufacturing units and sites as a competitive advantage. Management uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development, and relentlessly engaging the market. The Company sells differentiated products into diverse markets and geographic regions and engages the market by collaborating and co-innovating with customers and downstream users in existing and new niche markets to creatively solve problems. Management believes that this innovation-driven growth model will result in consistent financial results by leveraging the Company's proven technology capabilities to improve product mix, increasing emphasis on specialty businesses, and sustaining and expanding leadership in attractive niche markets. A consistent increase in earnings is expected to result from both organic growth initiatives and strategic inorganic initiatives.

Innovation

Management is pursuing specific opportunities to leverage Eastman's innovation-driven growth model for continued near-term and long-term greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. Recently developed, introduced, or commercialized innovation products, applications, and technologies include the following:

•As described below under "Circular Economy and Sustainability", commercialization of two molecular recycling technologies, carbon renewal technology and polyester renewal technology. These technologies are being used for production of multiple products with commercial sales in various markets leveraging our polyester and acetyl streams.
•Eastman Tritan™ Renew copolyester based on polyester renewal technology which transforms single-use polyester waste into basic building blocks that are then used to make durable, high performance materials.
•Naia™ Renew, a fiber product for the apparel market developed from proprietary cellulose ester technology.
•Saflex™ E series, an enhanced acoustic interlayer product, formulated to dampen sound, particularly in the high frequency range, and provides improved performance compared to traditional acoustic interlayers.
•Tetrashield™ performance polyester resins based on proprietary monomer technology with improved performance and sustainability features for packaging, industrial, and automotive coatings end-users.
•Paint protection films ongoing innovation and new product line additions, including faster adhering films and black paint protection films, and expansion of our service offerings, including the launch of Eastman CORE (trademark and patent pending), a differentiated analytics-based software platform that provides high performance paint protection films and window films product customers and end-users access to digital service and automotive film patterns to improve customer experience and accelerate category development.
•Impera™ tire additives performance resins that enable tire manufacturers to improve the safety and handling of tires, balance tire performance and fuel economy needs, and achieve superior levels of tack for tire construction.
•Regalite™ UltraPure Platform, a class of tackifying hydrocarbon adhesives resins with enhanced features addressing hygiene end-use product consumer odor, volatile organic compounds, and trace chemicals concerns.

Circular Economy and Sustainability

Central to Eastman's innovation-driven growth model is our dedication to enhance the quality of life in a material way with an ongoing commitment to our sustainability strategy to create more value than the resources used by innovating to deliver consumer choices that will sustain and protect our world.

The Company's long history of technical expertise in chemical processes and polymer science position it to provide innovative solutions to some of the world's most complex problems, contributing to development of a more "circular economy" - an economic system in which resource input and waste generation, emissions, and energy usage are reduced by slowing, closing, and narrowing energy and material loops through long-lasting design, maintenance, repair, reuse, remanufacturing, refurbishing, recycling, and upcycling. The Company's sustainable innovation initiatives include mechanical recycling, biodegradation, molecular recycling, and strategic collaborations with end-user markets. In 2019, the Company announced the use of its unique platform of solutions to address the challenges of plastic waste in the environment with advanced circular recycling, or molecular recycling, including carbon renewal and polyester renewal technologies. Together, these technologies can recycle multiple kinds of plastic waste, including polyester carpet and textiles. These technologies reduce plastic waste and lower greenhouse gas emissions compared to traditional processes. Eastman's scale and integration provides a unique opportunity to accelerate the use of these advanced circular recycling technologies and make a meaningful positive impact on the environment.

Management approaches sustainability as a source of competitive strength by focusing its innovation strategy on opportunities where disruptive macro trends align with the Company's differentiated technology platforms and applications development capabilities to develop innovative products, applications, and technologies that enable customers' development and sales of sustainable products. Eastman's sustainability-related growth initiatives include targeted products utilizing technology that enhance end-use product durability, material usage, recyclability, and health and safety impact characteristics to reduce unnecessary waste, pollution, and greenhouse gas emissions associated with climate change. These efforts include collaboration and communication with stakeholders, including policymakers and other interested parties, to include the concepts of molecular recycling and mass balance accounting (an accepted and certified protocol that documents and tracks recycled content through complex manufacturing systems). Eastman has committed to reduce greenhouse gas emissions by one-third by 2030 in order to achieve carbon neutrality by 2050, and to innovate to provide products that enable energy savings and greenhouse gas emissions reductions to customers and end-users.

Examples of Eastman sustainable solutions within identified disruptive macro trends include:

•circular economy: molecular recycling technology including carbon renewal and polyester renewal technologies, including Tritan™ Renew coployesters, Acetate Renew cellulose esters, Trēva™ Renew cellulose esters, Cristal™ Renew copolyesters, Naia™ Renew cellulosic yarn, and the announcement in January 2021 of a planned methanolysis manufacturing plant;
•health and wellness: Tritan™ copolyester, Tetrashield™ performance polyester resins, and Vestera™ cellulosic fiber;
•natural resource efficiency: Saflex™ Q series advanced acoustic interlayers, Impera™ high performance resins for tires, and Treva™ proprietary engineering bioplastic;
•feeding a growing population: Eastman organic acids, Enhanz™ feed additive, and Banguard™ crop protectant; and
•emerging middle class: Saflex™ and head-up display ("HUD") acoustic interlayers, Regalite™ hydrocarbon resins, and Naia™ cellulosic yarn.

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

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ and supports the Company's continued transformation towards a global specialty materials company. For segment sales revenue and earnings and segment product lines revenues, see Note 19, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment" in Part II, Item 7 of this Annual Report. For identification of manufacturing facilities by segment, see Item 2, "Properties" of this Annual Report.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

Overview

In the AFP segment, the Company manufactures materials for products in the transportation, consumables, building and construction, animal nutrition, crop protection, energy, personal and home care, and other markets. Key technology platforms in this segment are cellulose esters, polyester polymers, insoluble sulfur, hydrocarbon resins, alkylamine derivatives, and propylene derivatives.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Adhesives Resins
Piccotac™ Regalite™ Eastotac™ Eastoflex™ Aerafin™	hydrocarbon resins and rosin resins mainly for hot-melt and pressure sensitive adhesives	Exxon Mobil Corporation Kolon Industries, Inc. Evonik Industries	C9 resin oil piperylene gum rosin propylene	consumables (resins used in hygiene and packaging adhesives) building and construction (resins for construction adhesives and interior flooring)
Animal Nutrition
Organic acids and derivatives Choline chloride Enhanz™	organic acid-based solutions	BASF SE Perstorp Holding AB Luxi Chemical Group Feicheng Acid Chemicals	formic acid ethylene oxide propane heavy fuel oil	gut health solutions preservation industrial applications
Care Chemicals
Alkylamine derivatives Organic acids and derivatives Cellulose esters Banguard™	amine derivative-based building blocks for production of flocculants intermediates for surfactants metam-based soil fumigants thiram and ziram-based fungicides plant growth regulator	BASF SE Dow Inc. Huntsman Corporation Corteva, Inc. Argo-Kanesho Co., Ltd. Bayer AG	alkylamines ammonia alcohols ethylene oxide CS2 caustic soda	water treatment personal and home care pharmaceuticals agriculture crop protection
Coatings and Inks Additives
Polymers cellulosics Tetrashield™ polyesters polyolefins Additives and Solvents Texanol™ Optifilm™ ketones esters glycol ethers oxo alcohols EastaPure™ electronic chemicals	specialty coalescents, specialty solvents, and commodity solvents paint additives and specialty polymers	BASF SE Dow Inc. Oxea Celanese Corporation Alternative Technologies	wood pulp propane propylene
building and construction (architectural coatings)
transportation (OEM) and refinish coatings
durable goods (wood, industrial coatings and applications)
consumables (graphic arts, inks, and packaging)
electronics

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Specialty Fluids
Therminol™ Turbo oils Skydrol™ SkyKleen™ Marlotherm™	heat transfer and aviation fluids	Dow Inc. Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	industrial chemicals and processing (heat transfer fluids for chemical processes) renewable energy commercial aviation
Tire Additives
Crystex™	insoluble sulfur rubber additive	Oriental Carbon & Chemicals Limited Shikoku Chemicals Corporation	sulfur naphthenic process oil	transportation (tire manufacturing) other rubber products (such as hoses, belts, seals, and footwear)
Santoflex™	antidegradant rubber additive	Jiangsu Sinorgchem Technology Co., Ltd. Kumho Petrochemical Co., Ltd. Lanxess AG	nitrobenzene aniline methyl isobutyl ketone	transportation (tire manufacturing) other rubber products (such as hoses, belts, seals, and footwear)
Impera™	performance resins	Cray Valley Hydrocarbon Specialty Chemicals Exxon Mobil Corporation Kolon Industries, Inc.	alpha methylstyrene piperylene styrene	transportation (tire manufacturing)
See Exhibit 99.01 for AFP segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts on further expanding end-markets such as transportation, building and construction, consumables, industrial applications, animal nutrition, care chemicals, and energy. Management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, Eastman Bisphenol A ("BPA") -non intent (BPA-NI) Tetrashield™ protective resins enable metal packaging coatings formulation with a unique balance of durability and flexibility and allows the coating to stay intact even with hard-to-hold foods and beverages. Such protective resins can also be used in protective coatings, industrial coatings and automotive coatings. The Company is also developing new technologies such as ultrapure tackifier for hot-melt adhesives, sustainable solvents and hydrocarbon resins for tires to address identified customer and end-user desired features.

Eastman's global manufacturing presence is a key element of the AFP segment's growth strategy. For example, the AFP segment expects to capitalize on industrial growth in Asia from its manufacturing capacity expansion in Kuantan, Malaysia and cellulose ester products sourced from the Company's low-cost cellulose and acetyl manufacturing stream in North America.

In 2020, the AFP segment:
•completed a Dimethylethanolamine ("DMAE") manufacturing capacity expansion in China in response to growing demand for stricter regulation of sustainable water treatment. In addition, the Company decided to significantly increase capacity to produce tertiary amines at its Ghent, Belgium, facility to meet growing demand for hand sanitizers and other household cleaning products;
•advanced growth and innovation of Tetrashield™ , resins that enable low-VOC formulations and eliminate energy-intensive manufacturing steps, by working with key customers and other brands through the value chain;
•completed process improvements of Eastoflex amorphous polyolefin ("APO") polymers manufacturing capacity in Longview, Texas to support product line growth and innovation; and
•entered into a global customer supply agreement to meet a growing demand for products in the animal nutrition industry, expanding the Company's gut health solutions offerings.

Eastman is pursuing specific opportunities in the AFP segment to leverage its innovation-driven growth model to create greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. Examples of recent product innovation within the AFP segment include Tetrashield™ performance polyester resins based on proprietary monomer technology, Impera™ high performance resins for tires, Regalite™ UltraPure Platform addressing consumer concerns associated with odor, volatile organic compounds and trace chemicals in the hygiene industry, Aerafin™ polymer developed from proprietary olefin technology, and care chemicals alkylamine derivatives including state-of-the-art water treatment solutions.

In response to market and business conditions, management continues to evaluate strategic alternatives for certain businesses and product lines within the AFP segment, including certain adhesives resins, tire additives, and animal nutrition products constituting approximately one-third of segment revenue. In 2020, the Company recognized charges related to the closures of an animal nutrition manufacturing facility in first quarter and a tire additives manufacturing facility in second quarter, both in Asia Pacific. AFP segment strategic alternatives being considered include restructuring and cost management actions, partnerships or other arrangements with third-parties, and divestitures.

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

Eastman's technical, application development, and market development capabilities enable the AM segment to modify its polymers, films, and plastics to control and customize their final properties for development of new applications with enhanced functionality. For example, Tritan™ copolyesters are a leading solution for food contact applications due to their performance and processing attributes and BPA free properties. The Saflex™ Q Series product line is a leading acoustic solution for architectural and automotive applications. The Company also maintains a leading solar control technology position in the window films market through the use of high performance sputter coatings which enhance solar heat rejection while maintaining superior optical properties. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Advanced Interlayers
Saflex™ Saflex™ Q Series Saflex™ ST Saflex™ E Series	standard PVB sheet premium PVB sheet	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd. Kingboard (Fo Gang) Specialty Resins Limited Chang Chun Petrochemical Co., Ltd.	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol triethylene glycol	transportation (automotive safety glass, automotive acoustic glass, and HUD) building and construction (PVB for architectural interlayers)
Performance Films
LLumar™ Flexvue™ SunTek™ V-KOOL™ Gila™	window films and protective films products for aftermarket applied films	3M Company Saint-Gobain S.A. XPEL, Inc.	polyethylene terephthalate film aliphatic thermoplastic polyurethane film	transportation (automotive after- market window films and paint protection films) building and construction (residential and commercial window films) health and wellness (medical)
Specialty Plastics
Tritan™ copolyester Eastar™ copolyesters Spectar™ copolyester Embrace™ copolyester Visualize™ Eastman Aspira™ family of resins Treva™	standard copolyesters premium copolyesters cellulose esters	Covestro AG Trinseo S.A. Evonik Industries AG Saudi Basic Industries Corporation Mitsubishi Chemical Corporation S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd.	paraxylene ethylene glycol cellulose purified terephthalic acid waste plastics and textiles	consumables (consumer packaging, cosmetics packaging, in-store fixtures and displays) durable goods (consumer housewares and appliances) health and wellness (medical) electronics (displays)
See Exhibit 99.01 for AM segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AM segment by leveraging innovation and technology platforms to develop new and multi-generational products and applications to accelerate AM segment growth and leverage its manufacturing capacity. The segment continues to expand its portfolio of higher margin products in attractive end-markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for continued future growth. The advanced interlayers product lines, including acoustic and HUD sheet interlayer products, leverage Eastman's global presence to supply industry leading innovations to automotive and architectural end-markets by collaborating with global and large regional customers. In the automotive end-market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment's product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets. Additionally, the AM segment is positioned to benefit from recent Eastman polyesters and acetyl streams sustainability innovations by leveraging advanced circular recycling technology to enable various waste plastics to be recycled into specialty plastics products marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Circular Economy and Sustainability".

The AM segment expects to continue to improve its product mix from increased sales of premium products, including Tritan™ copolyester, Visualize™ material, Saflex™ Q acoustic series, Saflex™ HUD interlayer products, LLumar™, V-KOOL™, and SunTek™ window and protective films.

In 2020, the AM segment:
•commercialized polyester renewal technology with multiple products in various markets including the adoption of Tritan™ Renew in durable goods end-markets;
•commercialized carbon renewal technology with multiple products in various markets including the adoption of Acetate Renew in the premium eyewear end-market;
•continued circular economy advancements (including the January 2021 announced methanolysis advanced plastic-to-plastic molecular recycling manufacturing facility);
•continued the growth of Tritan™ copolyester in the durable goods and health and wellness markets, supported by continued market and application development
•continued to expand portfolio of differentiated next generation products for both automotive and architectural interlayer films products; and
•developed and launched Eastman CORE (trademark and patent pending) digital product data analytics software for accessory sales management and installation of automotive window and paint protection films products.

Eastman is pursuing specific opportunities in its AM segment to leverage its innovation-driven growth model to create greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets.

CHEMICAL INTERMEDIATES SEGMENT

Overview

Eastman leverages large scale and vertical integration from the cellulose and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. Key technology platforms include acetyls, oxos, plasticizers, polyesters, and alkylamines.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE US Amines Limited Oxea GmbH Belle Chemical Company	methanol ammonia acetone ethanol butanol	agrochemicals energy consumables water treatment animal nutrition industrial intermediates
Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters	Olefin derivatives, acetyl derivatives, ethylene, commodity solvents	Lyondell Bassell, BASF SE Dow Inc. Oxea BP plc Celanese Corporation Lonza Ineos Group Holdings S.A. Indorama Ventures Public Company Limited	propane ethane propylene coal natural gas paraxylene metaxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168™ DOP Benzoflex™ TXIB™ Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Emerald Performance Materials	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)

See Exhibit 99.01 for CI segment revenue by end-use market.

Strategy

To maintain and enhance its status as a low-cost producer and optimize earnings, the CI segment continuously focuses on cost control, operational efficiency, and capacity utilization. This includes focusing on products used internally by other operating segments, thereby supporting growth in specialty product lines throughout the Company, and also external licensing opportunities. Through the CI segment, the Company has leveraged the advantage of its highly integrated manufacturing facilities. The Kingsport, Tennessee manufacturing facility allows for the production of acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing site, Eastman uses its proprietary oxo technology in one of the world's largest single-site oxo butyraldehyde manufacturing facilities to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies and purchased propylene. The Pace, Florida manufacturing facility, which uses ammonia and methanol feedstocks, is one of the world's largest methylamine production site in the world. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the CI segment product lines to remain cost competitive and, for some products, cost-advantaged as compared to competitors. Use of refinery-grade propylene ("RGP") in the feedstock mix of the olefin cracking units at the Longview, Texas manufacturing site reduces the amount of other purchased feedstocks, resulting in a decrease in ethylene production and excess ethylene sales while maintaining historical levels of propylene production and providing flexibility to reduce participation in the merchant ethylene market while retaining a cost-advantaged integrated propylene position to support specialty derivatives throughout the Company.

In 2020, the CI segment announced a strategic project for site optimization and recognized revenue and earnings from licensing of innovative technologies. Under a site optimization project with Gulf Coast Ammonia ("GCA") and Air Products, Inc., GCA leases a portion of Eastman's Texas City, Texas site and will build and own a new world-scale ammonia production plant. In 2018, the Company and Johnson Matthey announced that Eastman's proprietary technology for the production of mono ethylene glycol ("MEG") from coal had been selected by Inner Mongolia Jiutai New Material (Jiutai) for its planned 1,000,000 tonnes per annum ethylene glycol facility. The Company recognized revenue and earnings from the MEG technology license in 2020. In addition, production of certain products at the Singapore manufacturing site discontinued as of December 31, 2020 with the site to be shut down in 2021.

FIBERS SEGMENT

Overview

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; natural (undyed), cellulosic fibers and yarn for use in apparel, home furnishings, and industrial fabrics; nonwovens for use in filtration and friction media, used primarily in transportation, industrial, and agricultural markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s. The Company is the world's largest producer of acetate yarn and has been in this business for over 85 years.

The 10 largest Fibers segment customers accounted for approximately 70 percent of the segment's 2020 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.

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

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, internally produced acetate flake supply for Fibers segment's products, a reputation for customer service excellence, and a customer base characterized by strategic long-term customer and end-user relationships. The Company continues to capitalize and build on these strengths to further improve the strategic position of its Fibers segment. In response to challenging acetate tow market conditions, including additional industry capacity and lower capacity utilization rates, the Company has taken actions in recent years expected to stabilize segment earnings, including the establishment of long-term acetate tow customer arrangements and agreements, development of innovative textile and nonwoven applications, and repurposing manufacturing capacity from acetate tow to new products.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Acetate Tow
Estron™	cellulose acetate tow	Celanese Corporation Cerdia International Daicel Corporation	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Acetate Yarn and Fiber
Naia™ Estron™	natural (undyed) acetate yarn solution dyed acetate yarn staple fiber	UAB Dirbtinis Pluostas Lenzing AG Aditya Birla Group	wood pulp methanol high sulfur coal waste plastics and textiles	consumables (apparel, home furnishings, and industrial fabrics) health and wellness (medical tape)
Acetyl Chemical Products
Estrobond™	triacetin cellulose acetate flake acetic acid acetic anhydride	Jiangsu Ruijia Chemistry Co., Ltd. Polynt SpA Daicel Corporation Celanese Corporation Cerdia International	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Nonwovens
Nonwovens Vestera™ Cellulosic Fiber	wetlaid nonwoven media specialty and engineered papers cellulose acetate fiber	Hollingsworth and Vose Company Lydall, Inc. BorgWarner Inc. Lenzing AG	natural and synthetic fibers inorganic and metallic additives resins	filtration and friction media for transportation industrial agriculture and mining aerospace markets personal hygiene consumables

Strategy

Management applies the innovation-driven growth model to the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated coal gasification facility and is the largest and most integrated acetate tow site in the world. The Fibers segment also expects to benefit from Eastman’s recently developed carbon renewal technology, which enables the substitution of fossil fuel feedstock with waste plastics and textiles. Products using this technology are marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Circular Economy and Sustainability". Eastman's global acetate tow capacity is approximately 150,000 metric tons, not including the Company's participation in an acetate tow joint venture manufacturing facility in China. The Company supplies 100 percent of the acetate flake raw material to the China manufacturing joint venture from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. The Company's focus on innovation has resulted in repurposing some of its acetate tow manufacturing capacity to fibers products for textiles and nonwovens markets, resulting in increased capacity utilization and lower acetate tow costs.

To meet customers' evolving needs and further improve the Fibers segment's manufacturing process efficiencies, the Company makes use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements.

The Fibers segment R&D efforts focus on serving existing customers, leveraging proprietary cellulose ester and spinning technology for differentiated application development in new markets, optimizing asset productivity, and working with suppliers to reduce costs. For acetate tow, these efforts are assisting customers in the effective use of the Fibers segment's products and customers' product development efforts. For other products, management is applying the Company's innovation-driven growth model to leverage its fibers technology and expertise to focus on innovative growth in the textiles and nonwovens markets. Examples of recent product innovation within the Fibers segment include Naia™ yarn for the apparel market developed from Eastman's proprietary cellulose ester technology; and Vestera™ wood pulp-based alternative for the nonwoven industry used in personal hygiene applications.

In 2019 the Company acquired Industrias del Acetato de Celulosa. S.A. ("INACSA"), a cellulosic yarn business in LA Batllòria, Spain as a targeted addition to the Fibers segment's acetate yarn business.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Seasonality

Eastman's earnings are typically higher in the second and third quarters, and cash flows from operations are typically highest in the second half of the year due to seasonal demand based on general economic activity in the Company's key markets as described in "Business Segments". Results in all segments except Fibers are typically weaker in the fourth quarter due to seasonal downturns in key markets.

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

Research and Development

Management applies its innovation-driven growth model to leverage the Company's world class scalable technology platforms that provide a competitive advantage and the foundation for sustainable earnings growth. The Company's R&D strategy for sustainable growth through innovation includes multi-generational product development for specialty products, faster and more differentiated product development by leveraging global application development capabilities, and the creation of value through integration of multiple technology platforms. The Company's innovation strategy is guided by the need to provide practical solutions to sustainability macro-drivers that will improve the quality of life globally through material solutions. This strategy has been accelerated by enhancements of global differentiated application development capabilities that position Eastman as a strategic element of customers' success within attractive niche markets. See examples of recent product and technology innovations in "Corporate Overview - Business Strategy - Innovation".

Eastman manages certain growth initiatives and costs at the corporate level, including certain R&D costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision-making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional amounts are spent on those projects. The Company continues to explore and invest in R&D initiatives such as high-performance materials and opportunities created by disruptive macro trends including sustainability and development of a more "circular economy". See "Corporate Overview - Business Strategy - Circular Economy and Sustainability".

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

•In the cellulose and acetyl stream, the Company begins with gasification of fossil fuels with oxygen. The resulting synthesis gas is converted into acetic acid and acetic anhydride. Cellulose derivative manufacturing at the Company begins with natural polymers, sourced from managed forests, which, when combined with acetyl and olefin chemicals, provide differentiated product lines. Through a new recycling innovation, carbon renewal technology is now enabling the recycling of complex plastics to the basic building blocks of Eastman's cellulosic product stream. The major end-markets for products from the cellulose and acetyl stream include coatings, displays, thermoplastics, and filtration media.

•In the olefins stream, the Company begins primarily with propane and ethane, which are thermally "cracked" (the process whereby hydrocarbon molecules are broken down and rearranged) into ethylene and propylene in three cracking units at its site in Longview, Texas. As a result of modifications completed in 2018, these units also offer flexibility to use RGP as a diversified feedstock to minimize the impact of olefins spread volatility. The Company purchases some additional propylene to supplement cracking unit production. Propylene derivative products are used in a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. Ethylene derivative products are converted for end-uses in the food industry, health and beauty products, detergents, and automotive products.

•In the polyester stream, the Company begins with paraxylene and glycol feedstocks, converting them through a series of intermediate materials to ultimately produce copolyesters. Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters effectively compete with materials such as polycarbonate and acrylic. The polyester stream is now leveraging polyester renewal technology to enable various waste plastics to be recycled into high quality, specialty copolyester products.

•In the alkylamines stream, the Company begins with ammonia and alcohol feedstocks to produce methylamines and higher alkylamines, which can then be further converted into alkylamine derivatives. The Company's alkylamines products are primarily used in agriculture, water treatment, consumables, animal nutrition, and oil and gas end-markets.

The Company leverages its expertise and innovation in cellulose and acetyl, olefins, polyester, and alkylamine chemistries and technologies to meet demand and create new uses and opportunities for the Company's products in key markets. Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Sources and Availability of Raw Materials and Energy

Eastman purchases a majority of its key raw materials and energy through different contract mechanisms, generally of one to three years in initial duration with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase; however, from time to time Eastman uses derivative financial instruments for certain key raw materials to mitigate the impact of market price fluctuations. Key raw materials include propane, propylene, paraxylene, methanol, cellulose, fatty alcohol, polyvinyl alcohol, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessments and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and reduce cost and has contingency plans to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, the ongoing COVID-19 coronavirus global pandemic ("COVID-19"), natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have in the past, and may in the future, be adversely affected by these factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 35 percent in 2020. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Intellectual Property, Trademarks, and Licensing

While Eastman's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular operating segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 800 active United States patents and more than 1,500 active foreign patents, expiring at various times over several years, and owns over 5,300 active worldwide trademark applications and registrations. Eastman continues to actively protect its intellectual property. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report.

The Company pursues opportunities to license proprietary technology to third parties where it has determined competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.

Information Security

The Company employs information systems to support its business, enable Company transformation, and deploy digital services. The Company utilizes a risk-based, multi-layered information security approach following the U.S. National Institute of Standards and Technology Cybersecurity Framework, including dedicated security operations center monitoring; network-based and host-based protections; a Privacy Council focused upon adherence to privacy regulations; privilege access management controls; annual and on-going information security training and targeted exercises for employees and third-parties; encryption of data, backup, recovery, and testing; regular internal and external assessments against information security best practices; and benchmarking utilizing external third parties. As with other manufacturing companies, the Company from time to time experiences attempted cyber-attacks of its information systems. None of these attempts has resulted in a material adverse impact on the Company's operations or financial results, any penalties or settlements. Management, including the Chief Information Officer ("CIO"), reviews information security performance and recent cybersecurity industry trends at least quarterly, and at least annually reviews information security strategy with executive management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors" in Part II, Item 7 of this Annual Report.

Under the Company's enterprise-wide approach to risk management, cybersecurity and security of Company information is a "high-level" risk that is reported to and overseen by the Audit Committee of the Board of Directors, which consists of five non-employee independent directors, three with information systems experience and one with a Certified Information Privacy Professional (CIPP) certification. The CIO provides an overview of information security performance and recent cybersecurity industry trends to the Audit Committee of the Board of Directors at least six times per year.

Human Capital

Effective attraction, development, and retention of our employees ("human capital"), including workforce and management development, inclusion and diversity initiatives, succession management, corporate culture and leadership quality, morale, and compensation and benefits are vital to the success of Eastman's innovation-driven growth strategy. Management's goal is to continue building a high performing, inclusive culture where everyone is inspired to do their best work. The Compensation and Management Development Committee of the Board of Directors oversees workforce and senior management development and the Board of Directors monitors the culture of the Company and leadership quality, morale, and development.

Eastman places a strong emphasis on the health, safety and well-being of employees — both at work and at home. Eastman's "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that employees are operating responsibly, accountably, and safely. For 2020, in addition to annual process and personal safety performance expectations (see "Executive Compensation" in Part III, Item 11 of this Annual Report), this included safety and wellness protocols for protection against the COVID-19 virus for employees returning to the workplace. The Company's focus on well-being also includes physical, emotional, and financial health of employees and their families, with on-site and on-demand resources such as fitness classes, health coaches, and financial counselors.

Increased efforts for more diverse representation in the global employee population of approximately 14,500 people worldwide include commitment to be a manufacturing and chemical industry leader in inclusion and diversity. The Company has committed to achieve gender parity globally and to be an industry leader in racial and ethnic diversity in the United States by 2030; in 2020, business and technical employees were 36 percent female globally and 14 percent racially and ethnically diverse in the United States. The Executive Team, the top employee leadership of the Company, is 13 percent female and 25 percent racially and ethnically diverse (see "Information About our Executive Officers" in Part I of this Annual Report). The non-employee directors of Eastman's Board of Directors are 40 percent female and 20 percent racially and ethnically diverse (see "Directors, Executive Officers and Corporate Governance"— "Election of Directors" in Part III. Item 10 of this Annual Report).

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 55 percent of the Company's 2020 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2020.

Compliance With Environmental and Other Government Regulations

The Company is subject to significant and complex governmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance and may, depending on specific facts and circumstances, impact the Company's competitive position. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs." in Part II, Item 7 of this Annual Report.) These include health, safety, and environmental laws and regulations; site security regulations; chemical control laws; laws protecting intellectual property; privacy, data sharing and data protection laws; laws regulating energy generation and distribution, such as utilities, pipelines and co-generation facilities; and customs laws and laws regulating import and export of products and technology. As described below, the most significant capital and other expenditures are for compliance with environmental and health and safety laws. In addition to these regulations, compliance with chemical control laws (including the U.S. Toxic Substances Control Act, the U.S. Federal Insecticide, Fungicide, and Rodenticide Act and similar non-U.S. counterparts, and the Registration, Evaluation, Authorisation and Restriction of Chemicals ("REACH") program in the European Union) and laws protecting intellectual property (see "Intellectual Property, Trademarks, and Licensing") have the most impact on the Company's day-to-day operations and competitive position.

Environmental

The Company is subject to laws, regulations, and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal, remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Environmental, Safety, and Sustainability Committee of Eastman's Board of Directors oversees the Company's policies and practices concerning health, safety, and the environment and its processes for complying with related laws and regulations and monitors related matters.

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with available technology. In some cases, applicable environmental regulations such as those adopted under the Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies determine the timing and amount of environmental costs incurred by the Company. Likewise, any new legislation or regulations related to greenhouse gas emissions, energy or climate change, or the repeal of such legislation or regulations, could impact the timing and amount of environmental costs incurred by the Company.

The Company accrues environmental costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures. In these cases, the liability is monitored until such time that sufficient information exists. With respect to a contaminated site, the amount accrued reflects liabilities expected to be paid out within approximately 30 years as well as the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs.

The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities. Other matters concerning health, safety, and the environment are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 and in Note 1, "Significant Accounting Policies"; Note 12, "Environmental Matters and Asset Retirement Obligations"; and Note 21, "Reserve Rollforwards", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Eastman's cash expenditures related to environmental protection and improvement were $265 million, $244 million, and $274 million in 2020, 2019, and 2018, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $42 million, $27 million, and $44 million in 2020, 2019, and 2018, respectively.

Health and Safety

Eastman places a strong emphasis on the health, safety and well-being of employees. Eastman's "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that employees are operating responsibly, accountably, and safely. See "Human Capital". Under the U.S. Occupational Safety and Health Act of 1970, as administered by the Occupational Safety and Health Administration ("OSHA"), some of the Company's operations are subject to workplace standards under OSHA's Process Safety Management program. From time to time, the Company may incur significant capital expenditures to maintain compliance with the requirements of this program.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 54, is Chair of the Eastman Chemical Company Board of Directors and Chief Executive Officer. Mr. Costa joined the Company in June 2006 as Chief Marketing Officer and leader of corporate strategy and business development; was appointed Executive Vice President, Specialty Plastics and Performance Polymers Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Products and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group, a global management consulting firm. He joined Monitor in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and was named Board Chair effective July 2014.

William T. McLain, Jr., age 48, is Senior Vice President and Chief Financial Officer. Mr. McLain joined Eastman in 2000 and has served in high-level finance and accounting roles throughout the organization in the United States, Asia, and Europe. In 2011, Mr. McLain served as Director, Asia Pacific Finance, and in 2013 was appointed to International Controller. In 2014, Mr. McLain was appointed Corporate Controller until 2016 when he became Vice President of Finance. He was appointed to his current position in February 2020. Prior to Eastman, Mr. McLain worked for the public accounting firm PricewaterhouseCoopers LLP.

Brad A. Lich, age 53, is Executive Vice President and Chief Commercial Officer, with responsibility for the AM and Fibers segments, outside-U.S. regional business leadership, and the marketing, sales, pricing, and procurement organizations. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside-U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Lucian Boldea, age 49, is Executive Vice President with responsibility for the AFP and CI segments. Dr. Boldea joined Eastman in 1997 as a chemist. During his career at Eastman, he has held various positions in R&D, licensing, business management, and corporate growth platforms leadership in the AM segment. Between 2012 and 2015 he served as Vice President and General Manager, Specialty Plastics, in the AM segment. In 2015, he was appointed Group Vice President and General Manager of the AFP segment and became Senior Vice President of the AFP segment in July 2016. Dr. Boldea was appointed to his current position effective January 2019.

Mark K. Cox, age 55, is Senior Vice President and Chief Manufacturing, Supply Chain, and Engineering Officer. Mr. Cox joined Eastman in 1986 and has served in a variety of management positions, including commercial, engineering, manufacturing, and technology leadership roles. In August 2008, Mr. Cox was appointed Vice President, Chemicals and Fibers Technology. Beginning in May 2009, Mr. Cox served as Vice President, Chemicals, Fibers, and Performance Polymers Technology. He was appointed Vice President, Worldwide Engineering and Construction in August 2010, appointed Senior Vice President and Chief Manufacturing and Engineering Officer effective January 2014, and to his current position effective March 2016.

Stephen G. Crawford, age 56, is Senior Vice President and Chief Technology and Sustainability Officer, with executive responsibility for innovation and sustainability. Mr. Crawford joined Eastman in 1984 and held leadership positions of increasing responsibility in both the manufacturing and technology organizations. From 2007 until January 2014 he served as Vice President of Global R&D in the AM and AFP segments. He was appointed Senior Vice President and Chief Technology Officer effective January 2014, and to his current position effective October 2019.

Kellye L. Walker, age 54, is Executive Vice President and Chief Legal Officer. Ms. Walker joined Eastman in April 2020. Ms. Walker has overall leadership responsibility for Eastman's legal organization, including corporate governance, compliance and litigation management, as well as government affairs, product stewardship and regulatory affairs, global business conduct and the Company's global health, safety, environment and security organization. For the five years prior to joining Eastman, Ms. Walker served as executive vice president and chief legal officer of Huntington Ingalls Industries. Prior to that, Ms. Walker's work experience includes serving as general counsel or chief legal officer at American Water Works Company, Diageo North America, and BJ's Wholesale Club.

Perry Stuckey III, age 61, is Senior Vice President, Chief Human Resources Officer. Mr. Stuckey joined Eastman in 2011 as Vice President, Global Human Resources, and was responsible for Eastman's human resources strategy and services worldwide. Mr. Stuckey's work experience includes a variety of global human resource management positions in manufacturing, industrial automation, and bio-technology companies, including Hill-Rom Company, Rockwell Automation, and Monsanto Company. Mr. Stuckey was appointed to his current position in January 2013.

Scott V. King, age 52, is Vice President, Corporate Controller and Chief Accounting Officer. Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, Mr. King has held various positions of increasing responsibility in the financial organization. He was first appointed Corporate Controller in August 2007 and has served as Chief Accounting Officer since September 2008. Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.

ITEM 2.PROPERTIES

At December 31, 2020, Eastman owned or operated 47 manufacturing facilities and had equity interests in three manufacturing joint ventures in a total of 14 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Shanghai, China; Rotterdam, the Netherlands; Singapore; and Zug, Switzerland.

The locations and general character of the Company's manufacturing facilities are:

Segment using manufacturing location
Location	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Fibers

USA
Alvin, Texas (1)	x
Anniston, Alabama	x
Axton, Virginia		x
Cartersville, Georgia (1)	x
Chestertown, Maryland			x
Columbia, South Carolina (1)		x
Fieldale, Virginia		x
Franklin, Virginia (1)	x
Jefferson, Pennsylvania	x
Kingsport, Tennessee	x	x	x	x
Lemoyne, Alabama (1)	x
Linden, New Jersey	x
Longview, Texas	x	x	x
Martinsville, Virginia		x
Monongahela, Pennsylvania	x
Pace, Florida (2)	x		x
Sauget, Illinois	x
Springfield, Massachusetts		x
St. Gabriel, Louisiana	x		x
Sun Prairie, Wisconsin		x
Texas City, Texas			x
Trenton, Michigan (3)		x
Watertown, New York				x
Europe
Antwerp, Belgium (1)	x	x
Ghent, Belgium (4)	x	x	x
Kohtla-Järve, Estonia	x		x
Oulu, Finland (2)	x
Dresden, Germany		x
Leuna, Germany	x		x
Marl, Germany (2)	x
Nienburg, Germany	x
Middelburg, the Netherlands	x
LA Batllòria, Spain				x
Newport, Wales	x	x
(1)Eastman is a guest under an operating agreement with a third party that operates its manufacturing facilities at the site.
(2)Eastman leases from a third party and operates the site.
(3)Expected to close during 2021.
(4)Eastman has more than one manufacturing facility at this location.

Segment using manufacturing location
Location	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Fibers

Asia Pacific
Nanjing, China	x		x
Suzhou, China (1)(2)(3)	x	x
Wuhan, China (4)			x
Zibo, China (5)	x		x
Ulsan, Korea (6)				x
Kuantan, Malaysia (1)	x	x
Jurong Island, Singapore (1)(7)	x		x
Latin America
Itupeva, Brazil (8)	x
Mauá, Brazil			x
Santo Toribio, Mexico		x
Uruapan, Mexico	x
(1)Eastman leases from a third party and operates the site.
(2)Eastman has more than one manufacturing facility at this location.
(3)Eastman holds a 60 percent share of Solutia Therminol Co., Ltd. Suzhou in the AFP segment.
(4)Eastman holds a 51 percent share of Eastman Specialties Wuhan Youji Chemical Co., Ltd.
(5)Eastman holds a 51 percent share of Qilu Eastman Specialty Chemical, Ltd.
(6)Eastman holds an 80 percent share of Eastman Fibers Korea Limited.
(7)Expected to close in 2021.
(8)Eastman is a guest under an operating agreement with a third party that operates its manufacturing facilities at the site.

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

ITEM 3.LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Securities and Exchange Commission Regulation S-K, Item 103, the Company’s threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that management believes will exceed $1 million.

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

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)Eastman's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN".

As of December 31, 2020, there were 135,861,854 shares of Eastman's common stock issued and outstanding, which shares were held by 12,974 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Securities Authorized for Issuance Under Equity Compensation Plans" in Part III, Item 12 of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c)        Not applicable.

ITEM 6.SELECTED FINANCIAL DATA

Statements of Earnings Data	Year Ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018	2017	2016
Sales	$8,473	$9,273	$10,151	$9,549	$9,008
Earnings before interest and taxes	741	1,120	1,552	1,530	1,389

Net earnings	489	762	1,084	1,388	859
Less: Net earnings attributable to noncontrolling interest	11	3	4	4	5
Net earnings attributable to Eastman	$478	$759	$1,080	$1,384	$854

Basic earnings per share attributable to Eastman:	$3.53	$5.52	$7.65	$9.56	$5.80
Diluted earnings per share attributable to Eastman:	$3.50	$5.48	$7.56	$9.47	$5.75

Statements of Financial Position Data
Current assets	$3,541	$3,321	$3,365	$3,143	$2,866
Net properties	5,549	5,571	5,600	5,607	5,276
Goodwill	4,465	4,431	4,467	4,527	4,461
Intangible assets, net of accumulated amortization	1,792	2,011	2,185	2,373	2,479
Total assets	16,083	16,008	15,995	15,999	15,457
Current liabilities	2,038	1,789	1,851	1,982	1,795
Long-term borrowings	5,269	5,611	5,925	6,147	6,311
Total liabilities	9,975	9,976	10,117	10,519	10,849
Total Eastman stockholders' equity	6,023	5,958	5,803	5,403	4,532
Dividends declared per share	2.67	2.52	2.30	2.09	1.89

Statements of Cash Flow Data
Cash provided by operating activities	$1,455	$1,504	$1,543	$1,657	$1,385

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described below are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of properties and equipment and the review of definite-lived intangible assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the fair value. The Company's assumptions to estimate cash flows in the evaluation of impairment related to long-lived assets are subject to change and impairments may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.

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

A reporting unit's goodwill is considered to be impaired when the reporting unit's estimated fair value is less than its carrying value. The Company uses an income approach, including some unobservable inputs, and applies a discounted cash flow model in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2020 goodwill impairment testing included projections of revenues and EBIT determined using the Company's annual multi-year strategic plan, the estimated weighted average cost of capital ("WACC"), and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair values of reporting units. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future calculations of estimated fair value. For additional information, see Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In second quarter 2020, the decrease in forecasted revenue and EBIT for the tire additives reporting unit (part of the Additives & Functional Products ("AFP") operating segment) reduced the fair value such that the estimated fair value approximated the carrying value. The decrease in forecasted revenue and EBIT for the tire additives reporting unit was primarily the result of weakened demand in transportation markets impacted by COVID-19 coronavirus global pandemic ("COVID-19") and increased competitive pricing pressure as a result of global capacity increases.

The Company had $4.5 billion of goodwill as of December 31, 2020. As a result of the goodwill impairment testing performed during fourth quarter 2020, fair values were determined to substantially exceed the carrying values for each reporting unit tested with the exception of the tire additives reporting unit (part of the Additives & Functional Products operating segment as described in "Business" in Part I, Item 1 of this Annual Report) whose fair value continues to approximate its carrying value. Two of the most critical assumptions used in the calculation of the fair value of the tire additives reporting unit are the projected long-term growth rate and the WACC. The Company performed a sensitivity analysis assuming a 25 basis point decrease in the projected long-term growth rate or a 25 basis point increase in the WACC, and both scenarios independently yielded approximately a $50 million decrease to the estimated fair value for the tire additives reporting unit. As of December 31, 2020, goodwill allocated to the tire additives reporting unit is $725 million. Additional declines in the market conditions or forecasted revenue and EBIT could result in an impairment of goodwill, especially for the tire additives reporting unit.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on projections of revenue and an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The Company had $374 million in indefinite-lived intangible assets at the time of the annual impairment test. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2020.

Additional declines in the market conditions or forecasted revenue could result in additional impairment of indefinite-lived intangible assets. For additional information, see Note 1, "Significant Accounting Policies", Note 3, "Properties and Accumulated Depreciation", Note 4, "Goodwill and Other Intangible Assets", and Note 15, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of events which might require additional testing before the next annual impairment test and could result in material impairment charges.

Environmental Costs

Eastman recognizes environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company recognizes the minimum undiscounted amount. This undiscounted amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $257 million to the maximum of $501 million and from the best estimate or minimum of $260 million to the maximum of $487 million at December 31, 2020 and December 31, 2019, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both December 31, 2020 and December 31, 2019.

For additional information, see Note 12, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefit plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 2.48 percent and 1.08 percent, respectively, and weighted average expected returns on plan assets of 7.29 percent and 4.04 percent, respectively, at December 31, 2020. The Company assumed a weighted average discount rate of 2.38 percent for its other postretirement benefit plans at December 31, 2020. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The projected benefit obligation as of December 31, 2020 and 2021 expense are affected by year-end 2020 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2021 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2020 Projected Benefit Obligation for Pension Plans		Impact on 2021 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2020 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	$-4 Million	$+51 Million	$+52 Million	$-1 Million	$+18 Million
25 basis point increase in discount rate	$+4 Million	$-48 Million	$-48 Million	$+1 Million	$-17 Million
25 basis point decrease in expected return on plan assets	$+7 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	$-7 Million	No Impact	No Impact	<-$0.5 Million	No Impact

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

The Company uses fair value accounting for plan assets. If actual experience differs from actuarial assumptions, primarily discount rates and long-term assumptions for asset returns which were used in determining the current year expense, the difference is recognized as part of the MTM net gain or loss in fourth quarter each year, and any other quarter in which an interim remeasurement is triggered. See the calculation of the MTM pension and other post-retirement benefits (gain) loss table below in "NON-GAAP FINANCIAL MEASURES - Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings".

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

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's Consolidated Statements of Financial Position are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income and domestic and foreign taxes, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statements of financial position. As of December 31, 2020 and 2019, valuation allowances of $393 million and $453 million, respectively, have been provided against the deferred tax assets.

The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and management judgment. Eastman's income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments which could result in additional income tax liabilities and income tax expense. Income tax expense could be materially impacted to the extent the Company prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits or valuation allowances have been established, or to the extent payments are required in excess of the established liability for unrecognized tax benefits.

For further information, see Note 7, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures, and the accompanying reconciliations of the non-GAAP financial measures to the most comparable GAAP measures, are presented below in this section and in "Overview", "Results of Operations", "Summary by Operating Segment", "Liquidity and Other Financial Information - Cash Flows", and "Outlook" in this MD&A.

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
•In 2018 the Company recognized unusual income from insurance in excess of costs for, and in 2017 recognized unusual net costs of, the disruption, repairs, and reconstruction of the Kingsport site's coal gasification operations area resulting from the previously reported October 4, 2017 explosion (the "coal gasification incident"). Management considered the coal gasification incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•In 2018 the Company recognized unusual costs and in both 2019 and 2018 unusual net decreases to earnings from adjustments of the net tax benefit recognized in fourth quarter 2017, resulting from tax law changes, primarily the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"), and related outside-U.S. entity reorganizations as part of the transition to an international treasury services center. Management considered these actions and associated costs and income unusual because of the infrequent nature of such changes in tax law and resulting actions and the significant impacts on earnings.

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

Non-GAAP Cash Flow Measure

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as net cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment, and in 2018 net of proceeds from property insurance). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization, and "free cash flow conversion", which management defines as annual free cash flow divided by adjusted net income. Management believes these metrics are useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

Non-GAAP Measures in this Annual Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Annual Report:

•MTM pension and other postretirement benefit plans gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period;
•Asset impairments and restructuring charges, including severance costs and site closure or shutdown charges, net, of which asset impairments are non-cash transactions impacting profitability;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following unusual items are excluded by management in its evaluation of certain earnings results in this Annual Report:

•Costs of, and income from insurance for, the coal gasification incident;
•Costs of currency transaction and professional fees resulting from fourth quarter 2017 tax law changes and related outside-U.S. entity reorganizations; and
•Estimated net tax benefit recognized in fourth quarter 2017 resulting from tax law changes, primarily the Tax Reform Act, and tax impact of related outside-U.S. entity reorganizations and related subsequent adjustments recognized in 2018 and 2019.

As described above, the alternative non-GAAP measures of cash flow, "free cash flow", and of debt, "net debt", are also presented in this Annual Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings

(Dollars in millions)	2020	2019	2018
Non-core items impacting EBIT:
Mark-to-market pension and other postretirement benefits loss, net	$240	$143	$99
Asset impairments and restructuring charges, net	227	126	45
Accelerated depreciation	8	—	—
Unusual items impacting EBIT:
Net coal gasification incident insurance	—	—	(83)
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	20
Total non-core and unusual items impacting EBIT	475	269	81
Non-core item impacting earnings before income taxes:
Early debt extinguishment and other related costs	1	—	7
Total non-core item impacting earnings before income taxes	1	—	7
Less: Items impacting provision for income taxes:
Tax effect for non-core and unusual items	115	47	16
Estimated net tax (expense) benefit from tax law changes and tax loss from outside-U.S. entity reorganizations	—	(7)	(20)
Total items impacting provision for income taxes	115	40	(4)
Total items impacting net earnings attributable to Eastman	$361	$229	$92

Below is the calculation of the "Other components of post-employment (benefit) cost, net" that are not included in the above non-core item "mark-to-market pension and other postretirement benefits loss, net" and that are included in the non-GAAP results.

(Dollars in millions)	2020	2019	2018
Other components of post-employment (benefit) cost, net	$119	$60	$(21)
Service cost	42	41	49
Net periodic benefit (credit) cost	161	101	28
Less: Mark-to-market pension and other postretirement benefits loss, net	240	143	99
Components of post-employment (benefit) cost, net included in non-GAAP earnings measures	$(79)	$(42)	$(71)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Below is the calculation of the MTM pension and other post-retirement benefits (gain) loss disclosed above.

(Dollars in millions)	2020		2019		2018
Actual return and percentage of return on assets	$260	9%	$406	15%	$(82)	(3)%
Less: expected return on assets	174	6%	165	6%	189	7%
Mark-to-market (loss) gain on assets	86		241		(271)
Actuarial (loss) gain (1)	(326)		(384)		172
Total mark-to-market (loss) gain	$(240)		$(143)		$(99)
Global weighted-average assumed discount rate for year ended December 31:	2.07%		2.80%		3.82%
(1)Actuarial (loss) gain resulted primarily from the change in discount rates from the prior year and changes in other actuarial assumptions.

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

This MD&A includes the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Selling, general and administrative ("SG&A") expenses,
•Other components of post-employment (benefit) cost, net,
•Other (income) charges, net,
•EBIT,
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "EBIT Margin", "Adjusted EBITDA", "EBITDA Margin", "Return on Invested Capital" (or "ROIC"), and "Adjusted ROIC". Management defines EBIT Margin as the GAAP measure EBIT adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods divided by the GAAP measure sales revenue in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same period. Adjusted EBITDA is EBITDA (net earnings before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same periods. Management defines ROIC as net earnings plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Adjusted ROIC is ROIC adjusted to exclude from net earnings the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. Management believes that EBIT Margin, Adjusted EBITDA, EBITDA Margin, and ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of EBIT Margin, Adjusted EBITDA, EBITDA Margin, ROIC, and Adjusted ROIC to compare the results, returns, and value of the Company with those of peer and other companies.

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, rubber additive formulations, adhesives formulations, nonwovens and textiles, animal nutrition, and molecular recycling technologies. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $8.5 billion and $9.3 billion for 2020 and 2019, respectively. EBIT was $741 million and $1.1 billion in 2020 and 2019, respectively. Excluding the non-core and unusual items referenced in "Non-GAAP Financial Measures", adjusted EBIT was $1.2 billion and $1.4 billion in 2020 and 2019, respectively. Sales revenue decreased primarily due to lower sales volume and lower selling prices. Sales volume decreased for products serving end-markets negatively impacted by COVID-19, including transportation, building and construction, consumer durables, and textiles end-markets. Lower selling prices were primarily due to lower raw material prices. Adjusted EBIT decreased due to reduced capacity utilization, lower sales volume, and less favorable product mix, partially offset by the impact of cost reduction actions.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net earnings and EPS and adjusted net earnings and EPS were as follows:

	2020		2019
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$478	$3.50	$759	$5.48
Total non-core and unusual items, net of tax	361	2.65	229	1.65
Net earnings attributable to Eastman excluding non-core and unusual items	$839	$6.15	$988	$7.13

The Company generated $1.5 billion of cash from operating activities in both 2020 and 2019. Free cash flow was $1.1 billion in both 2020 and 2019.

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

As previously reported, as a precautionary measure due to increased financial market volatility resulting from COVID-19, Eastman took certain liquidity actions, including borrowing $400 million under the revolving credit agreement (the "Credit Facility") in first quarter 2020 and $250 million under a new 364-Day Term Loan Credit Agreement (the "Term Loan") in second quarter 2020. Borrowings under the Credit Facility were repaid in second quarter 2020 and borrowings under the Term Loan were repaid in third quarter 2020. The Company reduced net debt by $656 million excluding the impact of foreign currency exchange rates in 2020, and its cash balance as of December 31, 2020 was $564 million. See "Liquidity and Other Financial Information" for additional information.

In 2020, capacity utilization was substantially lower due to lower sales volume and the Company's focus on maximizing cash generation by reducing inventories, reducing EBIT approximately $200 million. Cost reduction actions in response to COVID-19, some of which are expected to be structural, included reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, totaling approximately $150 million in 2020, with approximately 60 percent in "Cost of sales" and approximately 40 percent in "Selling, general and administrative expenses" and "Research and development expenses" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. See "Results of Operations" and "Summary by Operating Segment" in this MD&A for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

Sales

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Sales	$8,473	$9,273	(9)%	$9,273	$10,151	(9)%
Volume / product mix effect			(5)%			(4)%
Price effect			(4)%			(4)%
Exchange rate effect			—%			(1)%

2020 Compared to 2019

Sales revenue decreased as a result of decreases in all operating segments. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

2019 Compared to 2018

Sales revenue decreased as a result of decreases in all operating segments. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

Gross Profit

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Gross profit	$1,975	$2,234	(12)%	$2,234	$2,479	(10)%
Net coal gasification incident insurance	—	—		—	(18)
Accelerated depreciation	8	—		—	—
Gross profit excluding non-core and unusual items	$1,983	$2,234	(11)%	$2,234	$2,461	(9)%

2020 Compared to 2019

Gross profit included accelerated depreciation resulting from the closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding this non-core item, gross profit decreased as a result of decreases in all operating segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

2019 Compared to 2018

Gross profit included coal gasification incident insurance in excess of costs in 2018. Excluding this unusual item, gross profit decreased due to lower sales volume and an unfavorable shift in foreign currency exchange rates across all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Selling, General and Administrative Expenses

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Selling, general and administrative expenses	$654	$691	(5)%	$691	$721	(4)%
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—		—	(7)
Selling, general and administrative expenses excluding unusual item	$654	$691	(5)%	$691	$714	(3)%

2020 Compared to 2019

SG&A expenses decreased primarily due to cost reduction actions.

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

Research and Development Expenses

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Research and development expenses	$226	$234	(3)%	$234	$235	—%

2020 Compared to 2019

R&D expenses decreased primarily due to cost reduction actions including an increased focus on project prioritization.

2019 Compared to 2018

R&D expenses were relatively unchanged.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Asset Impairments and Restructuring Charges, Net

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Fixed Asset Impairments
CI & AFP - Singapore (1)	$—	$27	$—
Site optimizations
AFP - Tire additives (2)	5	—	—
AM - Performance films (3)	5	—	—
AFP - Animal nutrition (4)	3	—	—
Discontinuation of growth initiatives (5)	8	—	—
	21	27	—
Intangible Asset Impairments
AFP - Tradenames (6)	123	—	—
AFP - Customer relationships (7)	2	—	—
AFP - Goodwill (8)	—	45	38
AM - Customer relationships (7)	—	—	1
	125	45	39
Severance Charges
Business improvement and cost reduction actions (9)	47	45	6
CI & AFP - Singapore (1)	6	—	—
Site optimizations
AM - Advanced interlayers (10)	5	—	—
AFP - Tire additives (2)	3	—	—
AM - Performance films (3)	3	—	—
AFP - Animal nutrition (4)	1	—	—
	65	45	6
Other Restructuring Costs
Cost reduction initiatives (9)	14	5	—
Discontinuation of growth initiatives contract termination fees (5)	4	—	—
AFP - Animal nutrition (4)	(2)	—	—
AFP - Discontinued capital project (11)	—	4	—
	16	9	—

Total	$227	$126	$45

(1)Asset impairment charges of $22 million and $5 million in the CI segment and the AFP segment, respectively, and severance charges of $5 million and $1 million in the CI segment and the AFP segment, respectively, resulting from the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site. Total asset impairments and restructuring charges for this action are expected to be up to $50 million continuing through 2021.
(2)Fixed asset impairments and severance in the AFP segment from the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(3)Fixed asset impairments and severance in the AM segment from the closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(4)Fixed asset impairments, severance, and other restructuring gains in the AFP segment from the closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(5)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(6)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the Crystex™ and Santoflex™ tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(7)Intangible asset impairment charge for customer relationships.
(8)Goodwill impairment charge in the crop protection reporting unit resulting from the annual impairment test. In first quarter 2020, the crop protection reporting unit combined with the care chemicals reporting unit as a result of business management realignment.
(9)Severance and related costs as part of business improvement and cost reduction initiatives which were reported in "Other".
(10)Severance in the AM segment due to the closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $8 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2020 related to the closure of this facility. Management expects total charges of up to $30 million, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, continuing through 2021 for the closure of this facility.
(11)Additional restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

Other Components of Post-employment (Benefit) Cost, Net

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Other components of post-employment (benefit) cost, net	$119	$60	98%	$60	$(21)	>(100%)
Mark-to-market pension and other postretirement benefit loss, net	(240)	(143)		(143)	(99)
Other components of post-employment (benefit) cost, net excluding non-core item	$(121)	$(83)	46%	$(83)	$(120)	(31)%

For more information regarding "Other components of post-employment (benefit) cost, net" see Note 1, "Significant Accounting Policies", and Note 10, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2020	2019	2018
Foreign exchange transaction losses (gains), net	$16	$9	$12
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(15)	(10)	(17)
Coal gasification incident property insurance	—	—	(65)
Other, net	7	4	4
Other (income) charges, net	$8	$3	$(53)
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	(13)
Coal gasification incident property insurance	—	—	65
Other (income) charges, net excluding non-core and unusual items	$8	$3	$(1)

For more information regarding components of foreign exchange transaction losses, see Note 9, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Earnings Before Interest and Taxes

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
EBIT	$741	$1,120	(34)%	$1,120	$1,552	(28)%
Mark-to-market pension and other postretirement benefit loss, net	240	143		143	99
Net coal gasification incident insurance	—	—		—	(83)
Asset impairments and restructuring charges, net	227	126		126	45
Accelerated depreciation	8	—		—	—
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—		—	20
EBIT excluding non-core and unusual items	$1,216	$1,389	(12)%	$1,389	$1,633	(15)%

Net Interest Expense

	2020 Compared to 2019			2019 Compared to 2018
(Dollars in millions)	2020	2019	Change	2019	2018	Change
Gross interest expense	$218	$225		$225	$242
Less: Capitalized interest	4	4		4	4
Interest Expense	214	221		221	238
Less: Interest income	4	3		3	3
Net interest expense	$210	$218	(4)%	$218	$235	(7)%

2020 Compared to 2019

Net interest expense decreased primarily as a result of prior year repayment of public debt and lower interest rates.

2019 Compared to 2018

Net interest expense decreased $17 million primarily as a result of U.S. dollar to euro cross-currency swaps, reduced debt balances, and lower interest rates.

Early Debt Extinguishment and Other Related Costs

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes

(Dollars in millions)	2020		2019		2018
	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$41	8%	$140	16%	$226	17%
Tax provision for non-core and unusual items(1)	115		47		16
Estimated net tax (expense) benefit from tax law changes and tax loss from outside-U.S. entity reorganizations	—		(7)		(20)
Adjusted provision for income taxes and effective tax rate	$156	15.6%	$180	15.4%	$222	16.0%

(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

The 2020 effective tax rate includes a $27 million decrease to the provision for income taxes as a result of a decrease in unrecognized tax positions and a $7 million decrease to the provision for income taxes related to adjustments to certain prior year tax returns.

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

For more information, see Note 7, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2020		2019		2018
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$478	$3.50	$759	$5.48	$1,080	$7.56
Non-core items, net of tax: (1)
Mark-to-market pension and other postretirement benefit loss, net	180	1.32	109	0.79	75	0.52
Accelerated depreciation	6	0.05	—	—	—	—
Asset impairments and restructuring charges, net	174	1.28	113	0.81	43	0.30
Early debt extinguishment and other related costs	1	—	—	—	6	0.04
Unusual items, net of tax: (1)
Net coal gasification incident insurance	—	—	—	—	(67)	(0.47)
Estimated net tax expense from tax law changes and tax loss from outside-U.S. entity reorganizations	—	—	7	0.05	20	0.14
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	—	—	15	0.11
Adjusted net earnings and diluted earnings per share attributable to Eastman	$839	$6.15	$988	$7.13	$1,172	$8.20

(1)The provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

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

Additives & Functional Products Segment

	2020 Compared to 2019				2019 Compared to 2018
			Change				Change
(Dollars in millions)	2020	2019	$	%	2019	2018	$	%

Sales	$3,022	$3,273	$(251)	(8)%	$3,273	$3,647	$(374)	(10)%
Volume / product mix effect			(116)	(4)%			(177)	(5)%
Price effect			(145)	(4)%			(133)	(3)%
Exchange rate effect			10	—%			(64)	(2)%

EBIT	$312	$496	$(184)	(37)%	$496	$639	$(143)	(22)%
Asset impairments and restructuring charges, net	136	54	82		54	38	16
Net coal gasification incident insurance	—	—	—		—	(6)	6
EBIT excluding non-core and unusual items	448	550	(102)	(19)%	550	671	(121)	(18)%

2020 Compared to 2019

Sales revenue decreased primarily due to lower selling prices and lower sales volume. Lower selling prices were due to lower raw material prices and competitive activity in animal nutrition, tire additives, and adhesive resins products. The negative impact of COVID-19 on demand resulted in lower sales volume of aviation fluids and coatings and inks additives sold into transportation end-markets resulting in less favorable product mix.

EBIT in 2020 included intangible asset impairment charges of $125 million for tradenames and customer relationships. The impairments were primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. 2020 EBIT also included asset impairments and restructuring charges of $10 million for closure of manufacturing facilities in Asia Pacific as part of ongoing site optimization actions and $1 million related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. EBIT in 2019 included a $45 million goodwill impairment of the crop protection business, an asset impairment charge of $5 million resulting from management's approval of a plan to discontinue production of certain products at the Singapore manufacturing site, and a $4 million restructuring charge related to a capital project. Excluding these non-core and unusual items, EBIT decreased primarily due to $133 million of lower sales volume and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These higher costs were offset $41 million by cost reduction actions.

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

Growth and Cost Initiatives

In 2020, the AFP segment:
•completed a Dimethylethanolamine ("DMAE") manufacturing capacity expansion in China in response to growing demand for sustainable water treatment under stricter regulation. In addition, the Company decided to significantly increase capacity to produce tertiary amines at its Ghent, Belgium, facility to meet growing demand for hand sanitizers and other household cleaning products;
•advanced growth and innovation of Tetrashield™ , resins that enable low-VOC formulations and eliminate energy-intensive manufacturing steps, by working with key customers and other brands through the value chain;
•completed process improvements of Eastoflex amorphous polyolefin ("APO") polymers manufacturing capacity in Longview, Texas to support product line growth and innovation;
•entered into a global customer supply agreement to meet a growing demand for products in the animal nutrition industry, expanding the Company's gut health solutions offerings; and
•as a result of the ongoing evaluation of strategic alternatives for certain businesses and product lines within the AFP segment, an animal nutrition manufacturing facility and a tire additives manufacturing facility were closed.

Advanced Materials Segment

	2020 Compared to 2019				2019 Compared to 2018
			Change				Change
(Dollars in millions)	2020	2019	$	%	2019	2018	$	%

Sales	$2,524	$2,688	$(164)	(6)%	$2,688	$2,755	$(67)	(2)%
Volume / product mix effect			(101)	(4)%			(25)	(1)%
Price effect			(67)	(2)%			—	—%
Exchange rate effect			4	—%			(42)	(1)%

EBIT	$427	$517	$(90)	(17)%	$517	$509	$8	2%
Asset impairments and restructuring charges, net	13	1	12		1	1	—
Accelerated depreciation	8	—	8		—	—	—
Net coal gasification incident insurance	—	—	—		—	(9)	9
EBIT excluding non-core and unusual items	448	518	(70)	(14)%	518	501	17	3%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2020 Compared to 2019

Sales revenue decreased due to lower sales volume and lower selling prices. The negative impact of COVID-19 on demand resulted in lower sales volume of advanced interlayers products sold into transportation end-markets, partially offset by increased sales volume in the fourth quarter for consumer durables and increased sales volume of certain standard copolyester products used in applications for personal care and wellness and consumables end-markets, resulting in a less favorable product mix. Lower selling prices were primarily attributed to lower raw material prices, particularly for paraxylene used in copolyester products.

EBIT in 2020 included severance charges of $5 million and accelerated depreciation charges of $8 million resulting from the closure of an advanced interlayers manufacturing facility, and asset impairments and restructuring charges of $8 million resulting from the closure of a performance films manufacturing facility, both in North America, as part of ongoing site optimization actions. Excluding these non-core items, EBIT decreased primarily due to $128 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. These higher costs were offset $53 million by cost reduction actions and lower raw material and energy costs offsetting lower selling prices by $19 million.

2019 Compared to 2018

Sales revenue decreased due to lower sales volume and an unfavorable shift in foreign currency exchange rates. Increased sales volume of premium products, including paint protection films, Tritan™ copolyester, and Saflex™ acoustic and architectural interlayers, was more than offset by decreased sales volume of standard copolyester and interlayers products related to underlying market declines in transportation and consumer durable end markets.

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

Growth and Cost Initiatives

In 2020, the AM segment:
•commercialized polyester renewal technology with multiple products in various markets including the adoption of Tritan™ Renew in durable goods end-markets;
•commercialized carbon renewal technology with multiple products in various markets including the adoption of Acetate Renew in the premium eyewear end-market;
•continued circular economy advancements (including the January 2021 announced methanolysis advanced plastic-to-plastic molecular recycling manufacturing facility);
•continued the growth of Tritan™ copolyester in the durable goods and health and wellness markets, supported by continued market and application development;
•continued to expand portfolio of differentiated next generation products for both automotive and architectural interlayer films products;
•developed and launched Eastman CORE (trademark and patent pending) digital product data analytics software for accessory sales management and installation of automotive window and paint protection films products; and
•as part of ongoing site optimization, a performance films manufacturing facility and an advanced interlayers manufacturing facility in North America were closed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	2020 Compared to 2019				2019 Compared to 2018
			Change				Change
(Dollars in millions)	2020	2019	$	%	2019	2018	$	%

Sales	$2,090	$2,443	$(353)	(14)%	$2,443	$2,831	$(388)	(14)%
Volume / product mix effect			(175)	(7)%			(122)	(4)%
Price effect			(180)	(7)%			(247)	(9)%
Exchange rate effect			2	—%			(19)	(1)%

EBIT	$166	$170	$(4)	(2)%	$170	$308	$(138)	(45)%
Asset impairments and restructuring charges, net	5	22	(17)		22	—	22
Net coal gasification incident insurance	—	—	—		—	(30)	30
EBIT excluding unusual item	171	192	(21)	(11)%	192	278	(86)	(31)%

2020 Compared to 2019

Sales revenue decreased primarily due to lower selling prices across the segment attributed to lower raw material prices, and lower sales volume in most product lines attributed to the negative impact of COVID-19 on demand and increased competitive pressure.

EBIT in 2020 included severance charges and EBIT in 2019 included an asset impairment charge both related to the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. Excluding these non-core items, EBIT decreased due to $66 million of lower sales volume and higher manufacturing costs due to lower capacity utilization, and lower selling prices partially offset by lower raw material and energy costs, totaling $17 million. The higher manufacturing costs were offset by $38 million of cost reduction actions and $18 million of technology licensing earnings in 2020.

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

Growth and Cost Initiatives

To maintain and enhance its status as a low-cost producer and optimize earnings, the CI segment continuously focuses on cost control, operational efficiency, and capacity utilization. This includes focusing on products used internally by other operating segments, thereby supporting growth in specialty product lines throughout the Company, and also external licensing opportunities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In 2020, the CI segment announced a strategic project for site optimization and recognized revenue and earnings from licensing of innovative technologies. Under a site optimization project with Gulf Coast Ammonia ("GCA") and Air Products, Inc., GCA leases a portion of Eastman's Texas City, Texas site and will build and own a new world-scale ammonia production plant. In 2018, the Company and Johnson Matthey announced that Eastman's proprietary technology for the production of mono ethylene glycol ("MEG") from coal had been selected by Inner Mongolia Jiutai New Material (Jiutai) for its planned 1,000,000 tonnes per annum ethylene glycol facility. The Company recognized revenue and earnings from the MEG technology license in 2020. In addition, production of certain products at the Singapore manufacturing site discontinued as of December 31, 2020 with the site to be shut down in 2021.

Fibers Segment

	2020 Compared to 2019				2019 Compared to 2018
(Dollars in millions)			Change				Change
	2020	2019	$	%	2019	2018	$	%

Sales	$837	$869	$(32)	(4)%	$869	$918	$(49)	(5)%
Volume / product mix effect			(18)	(2)%			(38)	(4)%
Price effect			(14)	(2)%			(7)	(1)%
Exchange rate effect			—	—%			(4)	—%

EBIT	$180	$194	$(14)	(7)%	$194	$257	$(63)	(25)%
Net coal gasification incident insurance	—	—	—		—	(38)	38
EBIT excluding non-core and unusual items	180	194	(14)	(7)%	194	219	(25)	(11)%
2020 Compared to 2019

Sales revenue decreased primarily due to lower textile products sales volume attributed to the impact of COVID-19 on demand and lower acetate tow selling prices primarily due to previously negotiated multi-year contracts.

EBIT decreased primarily due to $26 million of lower sales volume and higher manufacturing costs due to lower capacity utilization and reduction of inventory. These higher costs were offset $10 million by cost reduction actions.

2019 Compared to 2018

Sales revenue decreased primarily due to lower acetate tow sales volume attributed to weakened market demand resulting from general market decline and customer buying patterns.

EBIT included coal gasification incident insurance in excess of costs in 2018. Excluding this unusual item, EBIT decreased primarily due to lower acetate tow sales volume of $24 million.

Growth and Cost Initiatives

The Fibers segment R&D efforts focus on serving existing customers, leveraging proprietary cellulose ester and spinning technology for differentiated application development in new markets, optimizing asset productivity, and working with suppliers to reduce costs. For acetate tow, these efforts are assisting customers in the effective use of the Fibers segment's products and customers' product development efforts. For other products, management is applying the Company's innovation-driven growth model to leverage its fibers technology and expertise to focus on innovative growth in the textiles and nonwovens markets. Examples of recent product innovation within the Fibers segment include Naia™ yarn for the apparel market developed from Eastman's proprietary cellulose ester technology; and Vestera™ wood pulp-based alternative for the nonwoven industry used in personal hygiene applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In 2019 the Company acquired Industrias del Acetato de Celulosa. S.A. ("INACSA"), a cellulosic yarn business in LA Batllòria, Spain as a targeted addition to the Fibers segment's acetate yarn business.

Other

(Dollars in millions)	2020	2019	2018
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(95)	$(102)	$(114)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	(156)	(97)	(17)
Asset impairments and restructuring charges, net	(73)	(49)	(6)
Other income (charges), net not allocated to operating segments	(20)	(9)	(24)
Loss before interest and taxes before non-core and unusual items	$(344)	$(257)	$(161)
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	240	143	99
Asset impairments and restructuring charges, net	73	49	6
Costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	20
Loss before interest and taxes excluding non-core and unusual items	(31)	(65)	(36)

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In 2020, the Company recognized charges of $61 million for severance and related costs as part of business improvement and cost reduction initiatives, $4 million, for contract termination fees, and $8 million for asset impairments resulting from management's decision to discontinue certain growth initiatives for polyester based microfibers, including Avra™ performance fibers. In 2019, the Company recognized charges of $49 million for severance and related restructuring costs. In 2018, the Company recognized charges of $6 million for severance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change				Change
(Dollars in millions)	2020	2019	$	%	2019	2018	$	%
United States and Canada	$3,579	$3,885	$(306)	(8)%	$3,885	$4,303	$(418)	(10)%
Europe, Middle East, and Africa	2,299	2,544	(245)	(10)%	2,544	2,756	(212)	(8)%
Asia Pacific	2,111	2,278	(167)	(7)%	2,278	2,504	(226)	(9)%
Latin America	484	566	(82)	(14)%	566	588	(22)	(4)%
Total	$8,473	$9,273	$(800)	(9)%	$9,273	$10,151	$(878)	(9)%

2020 Compared to 2019

Sales revenue in United States and Canada decreased primarily due to lower selling prices in all operating segments and lower sales volume in the CI and AM segments. These items were partially offset by higher sales volume in the Fibers and AFP segments.

Sales revenue in Europe, Middle East, and Africa decreased primarily due to lower sales volume and lower selling prices in all operating segments. These items were partially offset by favorable foreign currency exchange rates in all operating segments.

Sales revenue in Asia Pacific decreased primarily due to lower selling prices and lower sales volume in all operating segments.

Sales revenue in Latin America decreased primarily due to lower sales volume and lower selling prices in all operating segments.

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

See Note 19, "Segment and Regional Sales Information", in Part II, Item 8 of this Annual Report for segment sales revenues by customer location.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND OTHER FINANCIAL INFORMATION

COVID-19 Liquidity Actions

Priorities for uses of available cash for full year 2020 included payment of the quarterly dividend and the reduction of net debt. In first quarter and second quarter 2020, as a precautionary measure due to increased financial market volatility resulting from COVID-19, the Company took certain liquidity actions, including borrowing $400 million under its existing Credit Facility and $250 million under a new Term Loan. Borrowings under the Credit Facility were repaid in second quarter 2020 and borrowings under the Term Loan were repaid in third quarter 2020. As previously reported, in second quarter 2020, the Company amended the covenants of both loan agreements to reflect higher cash balances to enhance liquidity and the expected negative impact on operating results of COVID-19.

Cash Flows

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2020	2019	2018
Cash and cash equivalents	$564	$204	$226

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

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$1,455	$1,504	$1,543
Investing activities	(394)	(480)	(463)
Financing activities	(704)	(1,043)	(1,040)
Effect of exchange rate changes on cash and cash equivalents	3	(3)	(5)
Net change in cash and cash equivalents	360	(22)	35
Cash and cash equivalents at beginning of period	204	226	191
Cash and cash equivalents at end of period	$564	$204	$226

2020 Compared to 2019

Cash provided by operating activities decreased $49 million due to lower net earnings, partially offset by lower net working capital (trade receivables, inventories, and trade payables), primarily due to a decrease in inventories.

Cash used in investing activities decreased $86 million due to lower additions to properties and equipment. Additionally, there were acquisitions in the AFP and Fibers business segments in 2019.

Cash used in financing activities decreased $339 million due to lower share repurchases and lower debt repayments.

2019 Compared to 2018

Cash provided by operating activities decreased primarily due to lower net earnings, partially offset by lower net working capital (trade receivables, inventories, and trade payables).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash used in investing activities increased $17 million. Proceeds from coal gasification incident insurance for property damage of $65 million was included in 2018. Excluding this item, cash used in investing activities decreased $48 million due to lower capital expenditures partially offset by acquisitions of businesses in the AFP and Fibers segments. Lower capital expenditures were due to significant capital projects related to key growth initiatives being completed and put into service during 2018.

Cash used in financing activities was relatively unchanged with increased net debt repayments and dividend payments offset by lower share repurchases.

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Net cash provided by operating activities	$1,455	$1,504	$1,543
Capital expenditures
Additions to properties and equipment	(383)	(425)	(528)
Proceeds from property insurance (1)	—	—	65
Net capital expenditures	(383)	(425)	(463)
Free cash flow	$1,072	$1,079	$1,080
(1)Cash proceeds from insurance for coal gasification incident property damage.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amount of receivables sold in 2020 and 2019 were $1.5 billion and $0.9 billion, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $150 million and $169 million of these receivables would have been outstanding as of December 31, 2020 and December 31, 2019, respectively, had they not been sold under these factoring agreements.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, in 2019 the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for additional information regarding both programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Debt and Other Commitments

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2021	$299	$50	$172	$187	$60	$274	$1,042
2022	744	—	174	174	44	95	1,231
2023	919	—	157	137	31	91	1,335
2024	241	—	137	140	18	99	635
2025	701	—	119	112	12	87	1,031
2026 and beyond	2,664	—	1,291	2,432	28	1,191	7,606
Total	$5,568	$50	$2,050	$3,182	$193	$1,837	$12,880

At December 31, 2020, Eastman's borrowings totaled approximately $5.6 billion with various maturities. In October 2020, the Company repaid the 4.5% notes due January 2021 ($185 million principal) using available cash. In fourth quarter 2019, the Company repaid the 2.7% notes due January 2020 ($250 million principal) using available cash. For information about debt and related interest, see Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

For information about purchase obligations and operating leases, see Note 11, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency estimates, accrued compensation benefits, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2026 and beyond" line item.

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

The Company has access to a $1.50 billion Credit Facility expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At December 31, 2020, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2020, commercial paper borrowings were $50 million with a weighted average interest rate of 0.25 percent. See Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all covenants at both December 31, 2020 and December 31, 2019. As previously reported, in second quarter 2020 the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility and the Term Loan. The total amount of available borrowings under the Credit Facility was approximately $1.50 billion as of December 31, 2020.

In second quarter 2020, management made the decision not to renew the Company's $250 million accounts receivable securitization agreement, determining other available sources of liquidity sufficient to meet foreseeable cash requirements. See Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Debt

	December 31,	December 31,
(Dollars in millions, unaudited)	2020	2019
Total borrowings	$5,618	$5,782
Less: Cash and cash equivalents	564	204
Net debt (1)	$5,054	$5,578

(1)Includes a non-cash increase of $132 million in 2020 and a non-cash decrease of $25 million in 2019 resulting from foreign currency exchange rates.

In 2020 the Company reduced net debt by $656 million excluding the impact of foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $383 million, $425 million, and $528 million ($463 million net of proceeds from property damage insurance for 2017 coal gasification incident) in 2020, 2019, and 2018, respectively. Capital expenditures in 2020 were primarily for targeted growth initiatives and site modernization projects.

The Company expects that 2021 capital spending will be between $500 million and $525 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and global site modernization projects.

The Company had capital expenditures related to environmental protection and improvement of approximately $42 million, $27 million, and $44 million in 2020, 2019, and 2018, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Stock Repurchases and Dividends

In February 2014, the Company's Board of Directors authorized the repurchase of up to $1 billion of the Company's outstanding common stock. The Company completed the $1 billion repurchase authorization in May 2018, acquiring a total of 12,215,950 shares. In February 2018, the Company's Board of Directors authorized the repurchase of up to an additional $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of December 31, 2020, a total of 7,887,216 shares have been repurchased under the February 2018 authorization for a total amount of $633 million. During 2020, the Company repurchased a total of 1,134,052 shares for a total cost of approximately $60 million.

The Board of Directors has declared a cash dividend of $0.69 per share during the first quarter of 2021, payable on April 5, 2021 to stockholders of record on March 15, 2021.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK

In 2021, management expects adjusted EPS to increase between 20 and 30 percent compared with 2020 and free cash flow to be greater than $1 billion. These expectations assume:
•economic activity recovering from the impact of COVID-19;
•cost structure to be similar to 2020 due to structural cost savings from transformation of businesses and operations;
•lower costs of approximately $100 million from improved capacity utilization in 2021 due to aggressive inventory actions in 2020;
•increased sales volume and improved product mix due to innovation-driven growth model and continued recovery in key end-markets, including auto, textiles, and durables;
•timing of price increases in response to higher raw material, energy, and logistics costs and continued competitive pressure in markets for tire additives and adhesives resins products to negatively impact financial results;
•interest expense of approximately $200 million;
•the full-year effective tax rate on adjusted earnings before income tax to be between 15 and 16 percent;
•depreciation and amortization of approximately $570 million; and
•capital expenditures between $500 million and $525 million.

In addition, the Company expects net debt reduction of approximately $300 million.

The Company's 2021 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected full-year 2021 earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

See "Risk Factors" below.

RISK FACTORS

In addition to factors described elsewhere in this Annual Report, the following are the material known factors, risks, and uncertainties that could cause actual results to differ materially from those under "Outlook" and in the forward-looking statements made in this Annual Report and elsewhere from time to time. See "Forward-Looking Statements". The following risk factors are not necessarily presented in the order of importance. In addition, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. This and other related disclosures made by the Company in this Annual Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

Risks Related to Global Economy and Industry Conditions

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, as a company which operates and sells products worldwide, continued uncertainty in the global economy and global capital markets resulting from the current global COVID-19 pandemic have adversely impacted and are expected to continue to adversely impact demand for certain Eastman products and, accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the ongoing global COVID-19 pandemic has adversely impacted and is expected to continue to impact, and natural disasters, plant interruptions, supply chain disruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities could adversely impact, both the cost and availability of these commodities.

The Company's substantial global operations subject it to risks of doing business in other countries, including U.S. and non-U.S. trade relations, which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2020 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions including the unique geographic impacts of the global COVID-19 pandemic. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. and foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of this Annual Report), or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions (including the U.K. departure from the European Union, also known as "Brexit") in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Risks Related to the Company's Business and Strategy

The Company's business is subject to operating risks common to chemical manufacturing businesses, including cybersecurity risks, any of which could disrupt manufacturing operations or related infrastructure and adversely impact results of operations.

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of this Annual Report). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, manufacturing operations and earnings were previously negatively impacted by the second quarter 2018 third-party supplier operational disruptions at the Texas City and Longview, Texas manufacturing facilities.

Growth initiatives may not achieve desired business or financial objectives and may require significant resources in addition to or different from those available or in excess of those estimated or budgeted for such initiatives.

Eastman continues to identify and pursue growth opportunities through both organic and inorganic initiatives. These growth opportunities include development and commercialization or licensing of innovative new products and technologies and related employee leadership, expertise, skill development and retention, expansion into new markets and geographic regions, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. Such initiatives are necessarily constrained by availability and development of additional resources, including development, attraction, and retention of employee leadership, application development, and sales and marketing talent and capabilities. There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will receive necessary governmental or regulatory approvals, or result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively impact the returns from any proposed or current investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant acquisitions expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of this Annual Report, the carrying values of certain assets from acquisitions may, as has been the case for certain acquired assets primarily in the AFP segment, be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Specifically, future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of this Annual Report.

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

At December 31, 2020, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $65 million, with an additional $6 million exposure for each additional one percentage point adverse change in those foreign currency rates. At December 31, 2019, the market risk associated with cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to those currencies was $74 million, with an additional $7 million exposure for each additional one percentage point adverse change in those exchange rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

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

At December 31, 2020, a 10 percent fluctuation in the euro currency rate would have had a $258 million impact on the designated net investment values in the foreign subsidiaries. At December 31, 2019, a 10 percent fluctuation in the euro currency rate would have had a $235 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2020 and December 31, 2019, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $5 million and $9 million, respectively, with an additional $1 million of exposure at both December 31, 2020 and December 31, 2019 for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had variable interest rate borrowings (including credit facility borrowings and commercial paper borrowings) of $50 million and $171 million at December 31, 2020 and 2019, respectively. These borrowings represented approximately 1 percent and 3 percent of total outstanding debt and bore weighted average interest rates of 0.25 percent and 2.03 percent at December 31, 2020 and 2019, respectively. A hypothetical 10 percent increase in the average interest rate applicable to these borrowings would have no material impact on the annualized interest expense as of December 31, 2020 and December 31, 2019.

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each quarter to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total outstanding forward starting swaps as of December 31, 2020 was $75 million.

Eastman may enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of December 31, 2020 and December 31 2019, the Company had interest rate swaps outstanding with notional values of $150 million and $75 million, respectively. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk of the interest rate swap hedging the interest rate risk on the 3.8% bonds maturing March 2025 and the interest rate swap hedging the variability in interest rates for long-term debt issuances was $1 million as of both December 31, 2020 and December 31, 2019.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/s/ Mark J. Costa	/s/ William T. McLain, Jr.
Mark J. Costa	William T. McLain, Jr.
Chief Executive Officer	Senior Vice President and
Chief Financial Officer
February 22, 2021	February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive income and retained earnings, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment – Tire Additives Reporting Unit

As described in Note 4 to the consolidated financial statements, the Company's consolidated goodwill balance was $4.5 billion as of December 31, 2020. Goodwill allocated to the tire additives reporting unit of the Additives & Functional Products segment is $725 million. Management conducts testing of goodwill annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. As disclosed by management, in second quarter 2020, management concluded that the decrease in forecasted revenue and earnings before interest and taxes (EBIT) for the tire additives reporting unit reduced the fair value such that the estimated fair value approximated the carrying value. The decrease in forecasted revenue and EBIT for the tire additives reporting unit was primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. Additionally, management disclosed that as a result of the goodwill impairment testing performed during fourth quarter 2020, fair values were determined to substantially exceed the carrying values for each reporting unit tested with the exception of the tire additives reporting unit whose fair value continues to approximate carrying value. Management uses an income approach, including some unobservable inputs, and applies a discounted cash flow model in testing the carrying value of goodwill for impairment. Management's cash flow projections for the tire additives reporting unit included key assumptions and estimates related to projections of revenues and EBIT, the estimated weighted average cost of capital (WACC) and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the tire additives reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management's significant assumptions related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the Company's reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the tire additives reporting unit, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness, accuracy and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate. Evaluating management's assumptions related to the projections of revenues and EBIT and the projected long-term growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external industry reports, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's discounted cash flow model and the estimated WACC.

Indefinite-lived Intangible Impairment Assessment – Crystex™ and Santoflex™

As described in Note 4 to the consolidated financial statements, the Company's consolidated indefinite-lived intangible assets balance was $374 million as of December 31, 2020. The Company conducts testing of indefinite-lived intangible assets annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred.

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. In second quarter 2020, outside of the annual impairment testing process, management reviewed the indefinite-lived intangible assets associated with the tire additives reporting unit for impairment. As a result of the review, the Company recognized intangible asset impairments of $123 million in second quarter 2020 in the tire additives reporting unit to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to their estimated fair values. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases. Management uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets for impairment. The estimated fair value of tradenames is determined based on projections of revenues and an assumed royalty rate savings, discounted by the estimated WACC plus a risk premium.

The principal considerations for our determination that performing procedures relating to the Crystex™ and Santoflex™ tradenames is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the tradenames; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues, the assumed royalty rate savings, and the estimated WACC plus a risk premium; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's indefinite-lived intangible impairment assessment, including controls over the valuation of the Company's tradenames. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the Crystex™ and Santoflex™ tradenames, (ii) evaluating the appropriateness of the relief from royalty method, (iii) testing the completeness, accuracy and relevance of underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to projections of revenues, the assumed royalty rate savings, and the estimated WACC plus a risk premium. Evaluating management's assumptions related to the projections of revenues involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the tradenames, (ii) the consistency with external industry reports, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company's relief from royalty method, the assumed royalty rate savings and the estimated WACC plus a risk premium assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, NC
February 22, 2021

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2020	2019	2018
Sales	$8,473	$9,273	$10,151
Cost of sales	6,498	7,039	7,672
Gross profit	1,975	2,234	2,479
Selling, general and administrative expenses	654	691	721
Research and development expenses	226	234	235
Asset impairments and restructuring charges, net	227	126	45
Other components of post-employment (benefit) cost, net	119	60	(21)
Other (income) charges, net	8	3	(53)
Earnings before interest and taxes	741	1,120	1,552
Net interest expense	210	218	235
Early debt extinguishment costs	1	—	7
Earnings before income taxes	530	902	1,310
Provision for income taxes	41	140	226
Net earnings	489	762	1,084
Less: Net earnings attributable to noncontrolling interest	11	3	4
Net earnings attributable to Eastman	$478	$759	$1,080

Basic earnings per share attributable to Eastman	$3.53	$5.52	$7.65
Diluted earnings per share attributable to Eastman	$3.50	$5.48	$7.56

Comprehensive Income
Net earnings including noncontrolling interest	$489	$762	$1,084
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(29)	45	(13)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	9	—	—
Amortization of unrecognized prior service credits included in net periodic costs	(28)	(29)	(30)
Derivatives and hedging:
Unrealized gain (loss) during period	(34)	(20)	22
Reclassification adjustment for (gains) losses included in net income, net	23	15	(15)
Total other comprehensive income (loss), net of tax	(59)	11	(36)
Comprehensive income including noncontrolling interest	430	773	1,048
Less: Comprehensive income attributable to noncontrolling interest	11	3	4
Comprehensive income attributable to Eastman	$419	$770	$1,044
Retained Earnings
Retained earnings at beginning of period	$7,965	$7,573	$6,802
Cumulative effect adjustment resulting from adoption of new accounting standards	—	(20)	16
Net earnings attributable to Eastman	478	759	1,080
Cash dividends declared	(363)	(347)	(325)
Retained earnings at end of period	$8,080	$7,965	$7,573
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$564	$204
Trade receivables, net of allowance for credit losses	1,033	980
Miscellaneous receivables	482	395
Inventories	1,379	1,662
Other current assets	83	80
Total current assets	3,541	3,321
Properties
Properties and equipment at cost	13,531	13,081
Less: Accumulated depreciation	7,982	7,510
Net properties	5,549	5,571
Goodwill	4,465	4,431
Intangible assets, net of accumulated amortization	1,792	2,011
Other noncurrent assets	736	674
Total assets	$16,083	$16,008
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,689	$1,618
Borrowings due within one year	349	171
Total current liabilities	2,038	1,789
Long-term borrowings	5,269	5,611
Deferred income tax liabilities	848	915
Post-employment obligations	1,143	1,016
Other long-term liabilities	677	645
Total liabilities	9,975	9,976
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 220,641,506 and 219,638,646 for 2020 and 2019, respectively)	2	2
Additional paid-in capital	2,174	2,105
Retained earnings	8,080	7,965
Accumulated other comprehensive loss	(273)	(214)
	9,983	9,858
Less: Treasury stock at cost (84,830,450 shares for 2020 and 83,696,398 shares for 2019)	3,960	3,900
Total Eastman stockholders' equity	6,023	5,958
Noncontrolling interest	85	74
Total equity	6,108	6,032
Total liabilities and stockholders' equity	$16,083	$16,008
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Operating activities
Net earnings	$489	$762	$1,084
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	574	611	604
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	240	143	99
Asset impairment charges	146	72	39
Early debt extinguishment costs	1	—	7
Gain from sale of assets	—	—	(4)
Gain from property insurance	—	—	(65)
Provision for (benefit from) deferred income taxes	(111)	23	(51)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(31)	170	16
(Increase) decrease in inventories	291	(80)	(224)
Increase (decrease) in trade payables	(100)	(27)	90
Pension and other postretirement contributions (in excess of) less than expenses	(136)	(119)	(152)
Variable compensation (in excess of) less than expenses	87	38	55
Other items, net	5	(89)	45
Net cash provided by operating activities	1,455	1,504	1,543
Investing activities
Additions to properties and equipment	(383)	(425)	(528)
Proceeds from property insurance	—	—	65
Proceeds from sale of assets and businesses	—	—	5
Acquisitions, net of cash acquired	(1)	(48)	(3)
Other items, net	(10)	(7)	(2)
Net cash used in investing activities	(394)	(480)	(463)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(121)	(70)	(146)
Proceeds from borrowings	249	460	1,604
Repayment of borrowings	(435)	(760)	(1,774)
Dividends paid to stockholders	(358)	(343)	(318)
Treasury stock purchases	(60)	(325)	(400)
Other items, net	21	(5)	(6)
Net cash used in financing activities	(704)	(1,043)	(1,040)
Effect of exchange rate changes on cash and cash equivalents	3	(3)	(5)
Net change in cash and cash equivalents	360	(22)	35
Cash and cash equivalents at beginning of period	204	226	191
Cash and cash equivalents at end of period	$564	$204	$226
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

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

ASU 2018-14 Retirement Benefits - Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: In fourth quarter 2020, Eastman adopted this standard which applied the disclosures changes on a retrospective basis to all periods presented. The FASB issued this update as a part of its disclosure framework project to improve the effectiveness of disclosures in the notes to financial statements. The primary change impacting Eastman is the addition of disclosures related to significant gains and losses resulting from changes in the benefit obligation for the period and weighted-average interest crediting rates for cash balance plans. The adoption of the disclosure changes did not materially impact the Company's related disclosures. Please see Note 10, "Retirement Plans", for these disclosure changes.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Adopted as of December 31, 2020

ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes: In December 2019, the FASB issued this update as part of its initiative to reduce complexity in accounting standards which removes certain exceptions and provides simplification to specific tax items. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Adoption methods vary based on the specific items impacted. Management does not expect that changes required by the new standard will materially impact the Company's financial statements and related disclosures.

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

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract, but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were $18 million and $4 million as of December 31, 2020 or December 31, 2019, respectively, and are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position. Contract assets were $62 million and $65 million as of December 31, 2020 and December 31, 2019, respectively, and are included as a component of "Miscellaneous receivables" in the Consolidated Statements of Financial Position.

For additional information, see Note 19, "Segment and Regional Sales Information".

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefits plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits reflect the Company's assumptions related to discount rates, expected return on plan assets, rate of compensation increase or decrease for employees, and health care cost trends. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company also establishes reserves for closure and post-closure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and surface impoundments. When these types of assets are constructed or installed, a loss contingency reserve is established for the anticipated future costs associated with the retirement or closure of the asset based on its expected life and the applicable regulatory closure requirements. The Company recognizes the asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The asset retirement obligations are discounted to expected present value and subsequently adjusted for changes in fair value. These future estimated costs are charged to earnings over the estimated useful life of the assets. If the Company changes its estimate of the environmental asset retirement obligation costs or its estimate of the useful lives of these assets, expenses charged to earnings will be impacted. The associated estimated asset retirement costs are capitalized as part of the carrying value of the long-lived assets and depreciated over their useful life and charged to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, or mitigate the possibility of future contamination. The cost of operating and maintaining environmental control facilities is charged to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, as incurred.

For additional information see Note 12, "Environmental Matters and Asset Retirement Obligations".

Share-Based Compensation

Eastman recognizes compensation expense in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period. For additional information, see Note 17, "Share-Based Compensation Plans and Awards".

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of Eastman's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. The recoverability of our deferred tax assets are evaluated each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be indefinitely reinvested. The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and management judgment. Eastman's income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments. The Company has evaluated these potential issues under the more-likely-than-not standard of the accounting literature. A tax position is recognized if it meets this standard and is measured at the largest amount of benefit that has a greater than 50 percent likelihood of being realized. Such judgments and estimates may change based on audit settlements, court cases and interpretation of tax laws and regulations. The Company accrues interest related to unrecognized income tax positions, which is included as a component of the income tax provision on the balance sheet.

The Company recognizes income tax positions that meet the more likely than not threshold. The accrued interest related to unrecognized income tax positions and taxes resulting from the global intangible low-tax income ("GILTI") are recorded as a component of the income tax provision.

For additional information, see Note 7, "Income Taxes".

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for credit losses was $14 million and $11 million as of December 31, 2020 and December 31, 2019, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Inventories

Inventories measured by the last-in, first-out ("LIFO") method are valued at the lower of cost or market and inventories measured by the first-in, first-out ("FIFO") method are valued at the lower of cost or net realizable value. Eastman determines the cost of most raw materials, work in process, and finished goods inventories in the United States and Switzerland by the LIFO method. The cost of all other inventories is determined by the average cost method, which approximates the FIFO method. The Company writes-down its inventories equal to the difference between the carrying value of inventory and the estimated market value or net realizable value based upon assumptions about future demand and market conditions.

Properties

Eastman records properties at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts. The Company records any profit or loss on retirement or other disposition in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Asset impairments are reflected as increases in accumulated depreciation for properties that have been placed in service. In instances when an asset has not been placed in service and is impaired, the associated costs are removed from the appropriate property accounts.

Depreciation and Amortization

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets, generally using the straight-line method. Estimated useful lives for buildings and building equipment generally range from 20 to 50 years. Estimated useful lives generally ranging from 3 to 33 years are applied to machinery and equipment in the following categories: computer software (3 to 5 years); office furniture and fixtures and computer equipment (5 to 10 years); vehicles, railcars, and general machinery and equipment (5 to 20 years); and manufacturing-related improvements (20 to 33 years). Accelerated depreciation is reported when the estimated useful life is shortened and continues to be reported in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Amortization expense for definite-lived intangible assets is generally determined using a straight-line method over the estimated useful life of the asset. Amortization expense is reported in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

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

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant estimated weighted average cost of capital ("WACC") plus a risk premium.

For additional information, see Note 4, "Goodwill and Other Intangible Assets".

Leases

There are two types of leases: finance and operating. Both types of leases have associated right-to-use assets and lease liabilities that are valued at the present value of the lease payments and recognized on the Consolidated Statements of Financial Position. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the collateralized incremental borrowing rate is used. The Company elected the accounting policy not to apply the recognition and measurement requirements to short-term leases with a term of 12 months or less and do not include a bargain purchase option. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease.

For lease accounting policies, see Note 11, "Leases and Other Commitments".

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

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Under the equity method of accounting, these investments are included in "Other noncurrent assets" in the Consolidated Statements of Financial Position. The Company includes its share of earnings and losses of such investments in "Other (income) charges, net" located in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. For additional information, see Note 5, "Equity Investments".

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

For additional information, see Note 9, "Derivative and Non-Derivative Financial Instruments".

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

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in 2020 and 2019 were $1.5 billion and $0.9 billion, respectively.

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

2.INVENTORIES

	December 31,
(Dollars in millions)	2020	2019

Finished goods	$891	$1,114
Work in process	203	220
Raw materials and supplies	511	576
Total inventories at FIFO or average cost	1,605	1,910
Less: LIFO reserve	226	248
Total inventories	$1,379	$1,662

Inventories valued on the LIFO method were approximately 50 percent of total inventories at both December 31, 2020 and December 31, 2019. In 2020, a $13 million LIFO decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2020	2019
Properties
Land	$163	$158
Buildings	1,824	1,450
Machinery and equipment	11,494	11,117
Construction in progress	50	356
Properties and equipment at cost	$13,531	$13,081
Less: Accumulated depreciation	7,982	7,510
Net properties	$5,549	$5,571

Depreciation expense was $445 million, $450 million, and $437 million for 2020, 2019, and 2018, respectively.

Cumulative construction-period interest of $100 million and $98 million, reduced by accumulated depreciation of $41 million and $38 million, is included in net properties at December 31, 2020 and 2019, respectively.

Eastman capitalized $4 million of interest in 2020, 2019, and 2018.

4.GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	Additives & Functional Products	Advanced Materials	Chemical Intermediates	Other	Total
Balance at December 31, 2018	$2,410	$1,283	$764	$10	$4,467
Acquisitions	15	—	—	—	15
Impairments recognized	(45)	—	—	—	(45)
Currency translation adjustments	(3)	(1)	(2)	—	(6)
Balance at December 31, 2019	2,377	1,282	762	10	4,431
Currency translation adjustments	20	10	4	—	34
Balance at December 31, 2020	$2,397	$1,292	$766	$10	$4,465

The Company uses an income approach and applies a discounted cash flow model in testing the carrying value of goodwill for each reporting unit. Key assumptions and estimates used in the Company's 2020 goodwill impairment testing included projections of revenues and earnings before interest and taxes ("EBIT") determined using the Company's annual multi-year strategic plan, the estimated WACC, and a projected long-term growth rate. As a result of the annual goodwill impairment testing performed during fourth quarter 2020, fair values were determined to substantially exceed the carrying values for each reporting unit tested with the exception of tire additives (part of the Additives & Functional Products ("AFP") segment).

In fourth quarter 2019, as a result of the annual impairment test of goodwill, the Company recognized goodwill impairments of $45 million in the crop protection reporting unit. The impairment was primarily due to the impact of regulatory changes in the European Union on current period and forecasted revenue and EBIT and a decrease in the long-term growth rate for the reporting unit assumed in the goodwill impairment model. The crop protection reporting unit's goodwill after the reduction for impairment was $190 million as of December 31, 2019. In first quarter 2020, the crop protection reporting unit combined with the care chemicals reporting unit as a result of business management realignment.

As of December 31, 2020 and 2019, the reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, Chemical Intermediates ("CI") segment, and other segments, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of intangible assets follow:

				December 31, 2020			December 31, 2019
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	8	-	25	$1,589	$571	$1,018	$1,566	$494	$1,072
Technology	7	-	20	687	392	295	677	343	334
Tradenames	25			44	2	42	—	—	—
Other	18	-	37	86	23	63	88	22	66

Indefinite-lived intangible assets:
Tradenames				364	—	364	529	—	529
Other				10	—	10	10	—	10
Total identified intangible assets				$2,780	$988	$1,792	$2,870	$859	$2,011

In second quarter 2020, outside of the annual impairment testing process, the Company reviewed the indefinite-lived intangible assets associated with the tire additives reporting unit for impairment. As a result of the review, the Company recognized intangible asset impairments of $123 million in second quarter 2020 in the tire additives reporting unit to reduce the carrying value of the Crystex™ and Santoflex™ tradenames to the estimated fair value. The impairments are primarily the result of weakened demand in transportation end markets impacted by the COVID-19 coronavirus global pandemic ("COVID-19") and increased competitive pricing pressure as a result of global capacity increases. Amortization began in third quarter 2020 for the remaining value of the Crystex™ tradename of $42 million. Additional declines in the market conditions or forecasted revenue could result in additional impairment of indefinite-lived intangible assets.

Amortization expense of definite-lived intangible assets was $128 million, $160 million, and $164 million for 2020, 2019, and 2018, respectively. Estimated amortization expense for future periods is $125 million in 2021, $115 million in each year for 2022 through 2024, and $110 million for 2025.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of events which might require additional testing before the next annual impairment test and could result in material impairment charges.

5.EQUITY INVESTMENTS

Eastman owns a 50 percent or less interest in joint ventures which are accounted for under the equity method. These include a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. The Company owns a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China. The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. These also include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end-use products. At December 31, 2020 and 2019, the Company's total investment in these joint ventures was $111 million and $106 million, respectively, included in "Other noncurrent assets" in the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2020	2019
Trade creditors	$799	$890
Accrued payrolls, vacation, and variable-incentive compensation	228	176
Accrued taxes	178	89
Post-employment obligations	138	93
Dividends payable to shareholders	94	90
Other	252	280
Total payables and other current liabilities	$1,689	$1,618

The "Other" above consists primarily of accruals for the current portion of operating lease liabilities, interest payable, the current portion of derivative hedging liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

7.INCOME TAXES

Components of earnings before income taxes and the provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Earnings before income taxes
United States	$164	$454	$718
Outside the United States	366	448	592
Total	$530	$902	$1,310
Provision for income taxes
United States Federal
Current	$70	$55	$161
Deferred	(96)	19	(11)
Outside the United States
Current	77	62	86
Deferred	(14)	(32)	(22)
State and other
Current	5	—	30
Deferred	(1)	36	(18)
Total	$41	$140	$226

The following represents the deferred tax (benefit) charge recorded as a component of "Accumulated other comprehensive income (loss)" ("AOCI") in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Defined benefit pension and other postretirement benefit plans	$(7)	$(10)	$(10)
Derivatives and hedging	(4)	(2)	3
Total	$(11)	$(12)	$(7)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Earnings before income taxes	$41	$140	$226
Other comprehensive income	(11)	(12)	(7)
Total	$30	$128	$219

Differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Amount computed using the statutory rate	$109	$189	$274
State income taxes, net	2	36	6
Foreign rate variance	(49)	(68)	(52)
Change in reserves for tax contingencies	4	36	21
General business credits	(39)	(52)	(60)
U.S. tax on foreign earnings	13	(17)	10
Foreign tax credits	—	—	(12)
Tax law changes and tax loss from outside-U.S. entity reorganizations	—	7	20
Other	1	9	19
Provision for income taxes	$41	$140	$226

Effective income tax rate	8%	16%	17%

The 2020 effective tax rate includes a $27 million decrease to the provision for income taxes as a result of a decrease in previously unrecognized tax positions and a $7 million decrease to the provision for income taxes related to adjustments to certain prior year tax returns.

The 2019 effective tax rate includes a $7 million increase to the provision for income taxes resulting from adjustments to the net tax benefit recognized in fourth quarter 2017 resulting from tax law changes, primarily the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"). The 2019 effective tax rate also includes adjustments to the tax provision to reflect finalization of prior year's income tax returns and an increase to state income taxes related to additional valuation allowance provided against state income tax credits.

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

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company’s earnings in 2020, 2019, or 2018.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2020	2019
Deferred tax assets
Post-employment obligations	$280	$247
Net operating loss carryforwards	619	606
Tax credit carryforwards	216	239
Environmental contingencies	68	68
Unrealized derivative loss	22	18
Other	213	173
Total deferred tax assets	1,418	1,351
Less: Valuation allowance	393	453
Deferred tax assets less valuation allowance	$1,025	$898
Deferred tax liabilities
Property, plant, and equipment	$(893)	$(895)
Intangible assets	(388)	(439)
Investments	(305)	(235)
Other	(175)	(178)
Total deferred tax liabilities	$(1,761)	$(1,747)
Net deferred tax liabilities	$(736)	$(849)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$112	$66
Deferred income tax liabilities	(848)	(915)
Net deferred tax liabilities	$(736)	$(849)

All foreign earnings, with the exception of short-term liquid assets on certain foreign subsidiaries, including basis differences, continue to be considered indefinitely reinvested. As of December 31, 2020, unremitted earnings of subsidiaries outside the U.S. totaled approximately $2.7 billion of which a substantial portion has already been subject to U.S. tax. The Company has not determined the deferred tax liability associated with these unremitted earnings and basis differences, as such determination is not practicable.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the U.S. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the U.S., a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will be only to the extent that there are differences between the U.S. statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $29 million at December 31, 2020 has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2020, foreign net operating loss carryforwards totaled $2.2 billion. Of this total, $700 million will expire in 1 to 20 years and $1.5 billion have no expiration date. A valuation allowance of approximately $217 million has been provided against such net operating loss carryforwards.

At December 31, 2020, federal net operating loss carryforwards of $3 million were available to offset future taxable income, which expire from 2028 to 2030. At December 31, 2020, foreign tax credit carryforwards of approximately $56 million were available to reduce possible future U.S. income taxes and which expire from 2021 to 2030. As a result of the Tax Reform Act, the Company may no longer be able to utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $24 million has been established on a portion of deferred tax assets as of December 31, 2020.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, a partial valuation allowance of $72 million has been provided against state tax credits that the Company may not be able to utilize.

A partial valuation allowance of $47 million has been established for the Solutia, Inc. ("Solutia") state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, or the related statute expires.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2020	2019
Miscellaneous receivables	$311	$211

Payables and other current liabilities	$147	$36
Other long-term liabilities	83	139
Total income taxes payable	$230	$175

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2020	2019	2018
Balance at January 1	$202	$182	$142
Adjustments based on tax positions related to current year	14	25	9
Adjustments based on tax positions related to prior years	63	(3)	35
Lapse of statute of limitations	(22)	(2)	(4)
Balance at December 31 (1)	$257	$202	$182
(1)All of the unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

A reconciliation of the beginning and ending amounts of accrued interest related to unrecognized tax positions is as follows:

(Dollars in millions)	2020	2019	2018
Balance at January 1	$13	$10	$6
Expense for interest, net of tax	5	5	4
Income for interest, net of tax	(5)	(2)	—
Balance at December 31	$13	$13	$10

Accrued penalties related to unrecognized tax positions were immaterial as of December 31, 2020, 2019, and 2018.

Eastman files federal income tax returns in the U.S. and income tax returns in various state and foreign jurisdictions. The Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2012 for Eastman legal entities and years before 2002 for Solutia legal entities. With few exceptions, Eastman is no longer subject to state and local income tax examinations by tax authorities for years before 2012. Solutia and related subsidiaries are no longer subject to state and local income tax examinations for years before 2000. With few exceptions, the Company is no longer subject to foreign income tax examinations by tax authorities for tax years before 2012.

It is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits could decrease within the next twelve months by up to $120 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.BORROWINGS

	December 31,
(Dollars in millions)	2020	2019
Borrowings consisted of:
4.5% notes due January 2021	$—	$185
3.5% notes due December 2021	299	298
3.6% notes due August 2022	744	741
1.50% notes due May 2023 (1)	919	840
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	701	695
1.875% notes due November 2026 (1)	609	556
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	493	493
4.8% notes due September 2042	493	493
4.65% notes due October 2044	874	874
Commercial paper and short-term borrowings	50	171
Total borrowings	5,618	5,782
Borrowings due within one year	349	171
Long-term borrowings	$5,269	$5,611
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

In fourth quarter 2020, the Company repaid the 4.5% notes due January 2021 ($185 million principal) using available cash. There were no material debt extinguishment costs associated with the early repayment of this debt. The total consideration for this redemption is reported under financing activities on the Consolidated Statement of Cash Flows.

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

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In first quarter 2020, the Company borrowed a total of $400 million under the Credit Facility. In second quarter 2020, the Company repaid a total of $400 million using available cash. At December 31, 2020 and December 31, 2019, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2020, the Company's commercial paper borrowings were $50 million with a weighted average interest rate of 0.25 percent. At December 31, 2019, the Company's commercial paper borrowings were $170 million with a weighted average interest rate of 2.03 percent.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In second quarter 2020, the Company amended the Credit Facility and the Term Loan maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, COVID-19 and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both December 31, 2020 and December 31, 2019.

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

Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2020 and 2019 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings primarily under the commercial paper and receivables facility equals the carrying value and is classified as Level 2. At December 31, 2020 and 2019, the fair value of total borrowings was $6.449 billion and $6.275 billion, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of December 31, 2020 and 2019.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each period to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total outstanding forward starting swaps as of December 31, 2020 was $75 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Long-term borrowings" on the Consolidated Statements of Financial Position at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

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

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investment in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI located in the Consolidated Statements of Financial Position. Cash flows from the CTA component are classified as operating activities in the Consolidated Statement of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Consolidated Statements of Cash Flows.

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

In September 2020, the Company terminated fixed-to-fixed cross-currency swaps designated to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. The notional amount terminated was €150 million ($180 million) which was scheduled to mature in January 2021. The termination resulted in a $3 million gain recognized in CTA. The related cash flows were classified as investing activities in the Consolidated Statements of Cash Flows.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2020 and 2019 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2020	December 31, 2019

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€521	€630
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	—	1
Energy (in million british thermal units)	17	27
Interest rate swaps for the future issuance of debt (in millions)	75	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€851

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,245	€1,243

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of December 31, 2020 or December 31, 2019. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss during the years ended December 31, 2020 or 2019.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2020 and 2019.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2020 Level 2	December 31, 2019 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$—
Foreign exchange contracts	Other current assets	—	13
Foreign exchange contracts	Other noncurrent assets	—	2
Forward starting interest rate swap contracts	Other noncurrent assets	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Fixed-for-floating interest rate swap	Other noncurrent assets	4	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	40	68
Total Derivative Assets		$47	$84

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$6	$26
Commodity contracts	Other long-term liabilities	—	2
Foreign exchange contracts	Payables and other current liabilities	21	1
Foreign exchange contracts	Other long-term liabilities	14	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	51	—
Total Derivative Liabilities		$92	$32
Total Net Derivative Assets (Liabilities)		$(45)	$52

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $1.5 billion and $1.4 billion associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2020 and December 31, 2019, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020 and 2019, the following amounts were included within the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Consolidated Statements of Financial Position in which the hedged item is included	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Long-term borrowings (1)	$772	$763	$(1)	$(7)
(1)The cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $5 million and $7 million at December 31, 2020 and December 31, 2019, respectively.

The following table presents the effect of the Company's hedging instruments on Other comprehensive income (loss), net of tax ("OCI") and financial performance for the twelve months ended December 31, 2020 and 2019:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives		Pre-tax amount of gain/(loss) reclassified from AOCI into income
	December 31,		December 31,
Hedging Relationships	2020	2019	2020	2019
Derivatives in cash flow hedging relationships:
Commodity contracts	$17	$(2)	$(31)	$(40)
Foreign exchange contracts	(36)	(5)	9	26
Forward starting interest rate and treasury lock swap contracts	8	4	(9)	(6)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(130)	26	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(88)	19	—	—
Cross-currency interest rate swaps excluded component	10	23	—	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for 2020 and 2019.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Twelve Months
	2020			2019
(Dollars in millions)	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$8,473	$6,498	$210	$9,273	$7,039	$218

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(9)			(6)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(31)			(40)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	9			26

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized net losses of $1 million and $2 million in 2020 and 2019, respectively, on these derivatives.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $270 million at December 31, 2020 and losses of $50 million at December 31, 2019. Losses in AOCI increased in 2020 compared to 2019 primarily as a result of an increase in foreign currency exchange rates, particularly the euro. If realized, approximately $35 million in pre-tax losses will be reclassified into earnings during the next 12 months.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2021 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2020 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,997,587; 2,076,203; and 2,119,614 shares as of December 31, 2020, 2019, and 2018, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share ("EPS").

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $67 million, $68 million, and $67 million for 2020, 2019, and 2018, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary balance sheet of the change in plan assets during 2020 and 2019, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2020		2019		2020	2019
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$2,067	$972	$1,959	$840	$716	$672
Service cost	25	17	27	14	—	—
Interest cost	57	15	76	20	19	25
Actuarial loss	203	66	200	113	57	71
Settlement	(122)	(6)	—	—	—	—
Plan amendments and other	—	(12)	—	—	—	—
Plan participants' contributions	—	1	—	1	10	10
Effect of currency exchange	—	61	—	11	—	1
Federal subsidy on benefits paid	—	—	—	—	1	—
Benefits paid	(180)	(25)	(195)	(27)	(58)	(63)
Benefit obligation, end of year	$2,050	$1,089	$2,067	$972	$745	$716
Change in plan assets:
Fair value of plan assets, beginning of year	$1,919	$820	$1,820	$713	$139	$135
Actual return on plan assets	175	72	289	102	18	27
Effect of currency exchange	—	54	—	9	—	—
Company contributions	6	22	5	22	39	42
Reserve for third party contributions	—	—	—	—	(5)	(12)
Plan participants' contributions	—	1	—	1	10	10
Benefits paid	(180)	(25)	(195)	(27)	(58)	(63)
Federal subsidy on benefits paid	—	—	—	—	1	—
Settlements	(122)	(6)	—	—	—	—
Fair value of plan assets, end of year	$1,798	$938	$1,919	$820	$144	$139
Funded status at end of year	$(252)	$(151)	$(148)	$(152)	$(601)	$(577)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$1	$13	$—	$57	$50
Current liabilities	(3)	(1)	(3)	(1)	(46)	(47)
Post-employment obligations	(249)	(151)	(158)	(151)	(612)	(580)
Net amount recognized, end of year	$(252)	$(151)	$(148)	$(152)	$(601)	$(577)
Accumulated benefit obligation	$1,979	$1,036	$2,005	$919
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$1	$(11)	$2	$—	$(105)	$(143)

Actuarial losses in the projected benefit obligations for both years were primarily due to lower discount rates.

In fourth quarter 2020, the Company settled approximately $110 million of one of the U.S. defined benefit pension plans' obligation to an insurer through the purchase of a nonparticipating group annuity contract. In addition, there were settlements for several pension plans where lump sum payments exceeded the sum of the service and interest cost components of net periodic benefit cost of the respective plan for the year.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2020, the Company had a plan amendment that changed benefits provided by a Netherlands defined benefit pension plan which resulted in a remeasurement of the plan's obligation. The remeasurement resulted in a pre-tax reduction in the projected benefit obligation of $12 million which will be amortized as a prior service from accumulated other comprehensive income over approximately 13 years.

Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,050	$769	$1,673	$972
Fair value of plan assets	1,798	617	1,512	820

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2020		2019
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$2,050	$718	$1,673	$651
Accumulated benefit obligation	1,979	693	1,611	625
Fair value of plan assets	1,798	574	1,512	513

Postretirement benefit plans with accumulated benefit obligations in excess of plan assets are $658 million and $627 million at December 31, 2020 and 2019, respectively. The plans have no assets.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2020		2019		2018		2020	2019	2018
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$25	$17	$27	$14	$35	$14	$—	$—	$—
Interest cost	57	15	76	20	67	20	19	25	22
Expected return on plan assets	(135)	(34)	(128)	(32)	(147)	(37)	(5)	(5)	(5)
Amortization of:
Prior service (credit) cost	1	(1)	—	—	(1)	1	(38)	(39)	(40)
Mark-to-market pension and other postretirement benefits (gain) loss, net	163	28	39	43	89	36	49	61	(26)
Net periodic benefit (credit) cost	$111	$25	$14	$45	$43	$34	$25	$42	$(49)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service credit (cost)	$—	$12	$—	$—	$—	$—	$—	$—	$—
Amortization of:
Prior service (credit) cost	1	(1)	—	—	(1)	1	(38)	(39)	(40)
Total	$1	$11	$—	$—	$(1)	$1	$(38)	$(39)	$(40)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assumptions

The assumptions used to develop the projected benefit obligation for Eastman's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
	2020		2019		2018		2020	2019	2018
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.48%	1.08%	3.25%	1.56%	4.29%	2.35%	2.38%	3.21%	4.26%
Interest crediting rate	5.50%	N/A	5.52%	N/A	5.54%	N/A	N/A	N/A	N/A
Rate of compensation increase	2.75%	2.94%	3.25%	2.94%	3.25%	2.94%	N/A	3.25%	3.25%
Health care cost trend
Initial							6.25%	6.50%	6.50%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2026	2026	2025

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	3.25%	1.56%	4.29%	2.35%	3.57%	2.25%	3.21%	4.26%	3.54%
Discount rate for service cost	3.31%	1.56%	4.32%	2.35%	3.64%	2.25%	2.92%	4.05%	3.28%
Discount rate for interest cost	2.83%	1.56%	3.96%	2.35%	3.18%	2.25%	2.80%	3.93%	3.14%
Expected return on assets	7.37%	4.26%	7.43%	4.49%	7.48%	4.83%	3.75%	3.75%	3.75%
Rate of compensation increase	3.25%	2.94%	3.25%	2.94%	3.25%	2.95%	3.25%	3.25%	3.25%
Interest crediting rate	5.52%	N/A	5.54%	N/A	5.55%	N/A	N/A	N/A	N/A
Health care cost trend
Initial							6.50%	6.50%	6.75%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2026	2025	2025

The Company calculates service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.

The fair value of plan assets for the U.S. pension plans at December 31, 2020 and 2019 was $1.8 billion and $1.9 billion, respectively, while the fair value of plan assets at December 31, 2020 and 2019 for non-U.S. pension plans was $938 million and $820 million, respectively. At December 31, 2020 and 2019, the expected weighted-average long-term rate of return on U.S. pension plan assets was 7.29 percent and 7.37 percent, respectively. The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 4.04 percent and 4.26 percent at December 31, 2020 and 2019, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2020
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$47	$103	$47	$103	$—	$—	$—	$—
Public Equity - United States (2)	1	—	1	—	—	—	—	—
Other Investments (3)	—	68	—	—	—	—	—	68
Total Assets at Fair Value	$48	$171	$48	$103	$—	$—	$—	$68
Investments Measured at Net Asset Value (4)	1,750	767
Total Assets	$1,798	$938

(Dollars in millions)			Fair Value Measurements at December 31, 2019
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$35	$72	$35	$72	$—	$—	$—	$—
Public Equity - United States (2)	1	—	1	—	—	—	—	—
Other Investments (3)	—	57	—	—	—	—	—	57
Total Assets at Fair Value	$36	$129	$36	$72	$—	$—	$—	$57
Investments Measured at Net Asset Value (4)	1,883	691
Total Assets	$1,919	$820
(1)Cash and Cash Equivalents: Funds generally invested in actively managed collective trust funds or interest bearing accounts.
(2)Public Equity - United States: Common stock equity securities which are primarily valued using a market approach based on the quoted market prices.
(3)Other Investments: Primarily consist of insurance contracts which are generally valued using a crediting rate that approximates market returns and investments in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques.
(4)Investments Measured at Net Asset Value: The underlying debt, public equity, and public real asset investments in this category are generally held in common trust funds, which are either actively or passively managed investment vehicles, that are valued at the net asset value per unit/share multiplied by the number of units/shares held as of the measurement date. The other alternative investments in this category are valued under the practical expedient method which is based on the most recently reported net asset value provided by the management of each private investment fund, adjusted as appropriate, for any lag between the date of the financial reports and the measurement date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the fair value of the postretirement benefit plan assets. The postretirement benefit plan is for the voluntary employees' beneficiary association ("VEBA") trust the Company assumed as part of the Solutia acquisition.

(Dollars in millions)		Fair Value Measurements at December 31, 2020
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$1	$1	$—	$—
Debt (2):
Fixed Income (U.S.)	89	—	89	—
Fixed Income (Non-U.S.)	25	—	25	—
Total	$115	$1	$114	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2019
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Debt (2):
Fixed Income (U.S.)	$85	$—	$85	$—
Fixed Income (Non-U.S.)	26	—	26	—
Total	$111	$—	$111	$—
(1)Cash and Cash Equivalents: Funds generally invested in actively managed collective trust funds or interest bearing accounts.
(2)Debt: The fixed income securities are primarily valued upon a market approach, using matrix pricing and considering a security's relationship to other securities for which quoted prices in an active market may be available, or an income approach, converting future cash flows to a single present value amount. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmark yields, and base spreads.

The Company valued assets with unobservable inputs (Level 3), primarily insurance contracts, using a crediting rate that approximates market returns and investments in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2018	$51
Unrealized gains	5
Purchases, issuances, sales, and settlements	1
Balance at December 31, 2019	57
Unrealized gains	9
Purchases, issuances, sales, and settlements	2
Balance at December 31, 2020	$68
(1)Primarily consists of insurance contracts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2021 and the asset allocation at December 31, 2020 and 2019, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2021 Target Allocation	Plan Assets at December 31, 2020	Plan Assets at December 31, 2019	2021 Target Allocation	Plan Assets at December 31, 2020	Plan Assets at December 31, 2019	2021 Target Allocation	Plan Assets at December 31, 2020	Plan Assets at December 31, 2019
Asset category
Equity securities	41%	39%	50%	24%	20%	21%	—%	—%	—%
Debt securities	39%	43%	37%	59%	57%	53%	100%	100%	100%
Real estate	2%	2%	2%	5%	6%	8%	—%	—%	—%
Other investments (1)	18%	16%	11%	12%	17%	18%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
(1)U.S. primarily consists of private equity and natural resource and energy related limited partnership investments and public real assets. Non-U.S. primarily consists of annuity contracts and alternative investments.

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

The Company made no contributions to its U.S. defined benefit pension plans in 2020 or 2019. For 2021 calendar year, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2021	$151	$33	$56
2022	147	34	53
2023	143	38	48
2024	135	39	47
2025	142	39	47
2026-2030	639	242	221

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.LEASES AND OTHER COMMITMENTS

Leases

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At December 31, 2020 and December 31, 2019, operating right-to-use assets of $176 million and $197 million, respectively, are included as a part of "Other noncurrent assets" in the Consolidated Statements of Financial Position and includes $9 million and $8 million, respectively, of assets previously classified as lease intangibles. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position.

As of December 31, 2020, maturities of operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2021	$60
2022	44
2023	31
2024	18
2025	12
2026 and beyond	28
Total lease payments	193
Less: amounts of lease payments representing interest	14
Present value of future lease payments	179
Less: current obligations under leases	56
Long-term lease obligations	$123

As of December 31, 2019, maturities of operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2020	$62
2021	49
2022	38
2023	25
2024	14
2025 and beyond	30
Total lease payments	218
Less: amounts of lease payments representing interest	22
Present value of future lease payments	196
Less: current obligations under leases	55
Long-term lease obligations	$141

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning in second quarter 2021. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

(Dollars in millions)	2020	2019
Lease costs:
Operating lease costs	$73	$70
Short-term lease costs	37	40
Sublease income	(4)	(2)
Total	$106	$108

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$72	$72
Right-to-use assets obtained in exchange for new lease liabilities	$55	$54

Weighted-average remaining lease term, in years	5	5
Weighted-average discount rate	3.6%	4.0%

Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2021	$299	$50	$172	$187	$60	$274	$1,042
2022	744	—	174	174	44	95	1,231
2023	919	—	157	137	31	91	1,335
2024	241	—	137	140	18	99	635
2025	701	—	119	112	12	87	1,031
2026 and beyond	2,664	—	1,291	2,432	28	1,191	7,606
Total	$5,568	$50	$2,050	$3,182	$193	$1,837	$12,880

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2020 totaling approximately $3.2 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, environmental loss contingency estimates, accrued compensation benefits, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2026 and beyond" line item.

The amount and timing of pension and other postretirement benefit payments included in other liabilities is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. Excess contributions are periodically made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment. The Company's U.S. defined benefit pension plans are not currently under any benefit restrictions. See Note 10, "Retirement Plans", for more information regarding pension and other postretirement benefit obligations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See Note 1, "Significant Accounting Policies", for environmental costs, and see Note 12, "Environmental Matters and Asset Retirement Obligations", for more information regarding outstanding environmental matters and asset retirement obligations.

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have terms up to 30 years with maximum potential future payments of approximately $25 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote.

12.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies". The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial condition. The Company's total reserve for environmental loss contingencies was $285 million and $287 million at December 31, 2020 and December 31, 2019, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's total environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2020	2019
Environmental contingencies, current	$15	$20
Environmental contingencies, long-term	270	267
Total	$285	$287

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $257 million to the maximum of $501 million and from the best estimate or minimum of $260 million to the maximum of $487 million at December 31, 2020 and December 31, 2019, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both December 31, 2020 and December 31, 2019.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $104 million had been paid for costs at the Shared Sites as of December 31, 2020. As of December 31, 2020, an additional $200 million has been recognized for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation contingencies for twelve months ended 2020 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2018	$271
Changes in estimates recognized in earnings and other	4
Cash reductions	(15)
Balance at December 31, 2019	260
Changes in estimates recognized in earnings and other	7
Cash reductions	(10)
Balance at December 31, 2020	$257

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million and $27 million at December 31, 2020 and December 31, 2019, respectively.

Other

Eastman's cash expenditures related to environmental protection and improvement were $265 million, $244 million, and $274 million in 2020, 2019, and 2018, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $42 million, $27 million, and $44 million in 2020, 2019, and 2018, respectively.

The Company also has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $51 million and $48 million at December 31, 2020 and December 31, 2019, respectively, and are included as part of "Other long-term liabilities" in the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.LEGAL MATTERS

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of legal matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2020, 2019, and 2018 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$2	$1,983	$6,802	$(209)	$(3,175)	$5,403	$77	$5,480
Cumulative Effect of Adoption of New Accounting Standards (1)	—	—	16	—	—	16	—	16
Net Earnings	—	—	1,080	—	—	1,080	4	1,084
Cash Dividends (2)	—	—	(325)	—	—	(325)	—	(325)
Other Comprehensive (Loss)	—	—	—	(36)	—	(36)	—	(36)
Share-Based Compensation Expense (3)	—	64	—	—	—	64	—	64
Stock Option Exercises	—	18	—	—	—	18	—	18
Other (4)	—	(17)	—	—	—	(17)	(1)	(18)
Share Repurchase	—	—	—	—	(400)	(400)	—	(400)
Distributions to noncontrolling interest	—	—	—	—	—	—	(5)	(5)
Balance at December 31, 2018	$2	$2,048	$7,573	$(245)	$(3,575)	$5,803	$75	$5,878
Cumulative Effect of Adoption of New Accounting Standards (5)	—	—	(20)	20	—	—	—	—
Net Earnings	—	—	759	—	—	759	3	762
Cash Dividends (1)	—	—	(347)	—	—	(347)	—	(347)
Other Comprehensive Income	—	—	—	11	—	11	—	11
Share-Based Compensation Expense (2)	—	59	—	—	—	59	—	59
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (4)	—	(11)	—	—	—	(11)	—	(11)
Share Repurchase	—	—	—	—	(325)	(325)	—	(325)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	478	—	—	478	11	489
Cash Dividends (1)	—	—	(363)	—	—	(363)	—	(363)
Other Comprehensive Income	—	—	—	(59)	—	(59)	—	(59)
Share-Based Compensation Expense (2)	—	44	—	—	—	44	—	44
Stock Option Exercises	—	36	—	—	—	36	—	36
Other (4)	—	(11)	—	—	—	(11)	2	(9)
Share Repurchase	—	—	—	—	(60)	(60)	—	(60)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
(1)On January 1, 2018, the Company adopted new accounting standards for revenue recognition and derivatives and hedging, which resulted in increases to beginning retained earnings of $53 million and $2 million, respectively. The Company also adopted a new accounting standard for income taxes, which resulted in a decrease to beginning retained earnings of $39 million.
(2)Cash dividends includes cash dividends paid and dividends declared, but unpaid.
(3)Share-based compensation expense is the fair value of share-based awards
(4)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(5)On January 1, 2019, Eastman adopted ASU 2018-02 Income Statement - Reporting Comprehensive Income resulting in the reclassification of $20 million of stranded tax expense from AOCI to retained earnings.

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $2.67 in 2020, $2.52 in 2019, and $2.30 in 2018.

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

The additions to paid-in capital in 2020, 2019, and 2018 are primarily for compensation expense of equity awards and employee stock option exercises.

In February 2014, the Company's Board of Directors authorized repurchase of up to $1 billion of the Company's outstanding common stock. The Company completed the $1 billion repurchase authorization in May 2018, acquiring a total of 12,215,950 shares. In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of December 31, 2020, a total of 7,887,216 shares have been repurchased under this authorization for a total of $633 million. During 2020, 2019, and 2018, the Company repurchased shares of common stock of 1,134,052, 4,282,409, and 3,959,878, respectively, for a cost of approximately $60 million, $325 million, and $400 million, respectively.

The Company's charitable foundation held 50,798 issued and outstanding shares of the Company's common stock at December 31, 2020, 2019, and 2018 which are included in treasury stock in the Consolidated Statements of Financial Position and excluded from calculations of diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	For years ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Numerator
Net earnings attributable to Eastman	$478	$759	$1,080

Denominator
Weighted average shares used for basic EPS	135.5	137.4	141.2
Dilutive effect of stock options and other award plans	1.0	1.1	1.7
Weighted average shares used for diluted EPS	136.5	138.5	142.9

EPS (1)
Basic	$3.53	$5.52	$7.65
Diluted	$3.50	$5.48	$7.56
(1)     EPS is calculated using whole dollars and shares.
Shares underlying stock options excluded from the 2020, 2019, and 2018 calculations of diluted EPS were 2,424,826, 2,183,875, and 619,706, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive.

Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2020	2019	2018

Balance at beginning of year	219,638,646	219,140,523	218,369,992
Issued for employee compensation and benefit plans	1,002,860	498,123	770,531
Balance at end of year	220,641,506	219,638,646	219,140,523

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(309)	$106	$(41)	$(1)	$(245)
Period change (1)	45	—	(14)	—	31
Balance at December 31, 2019	(264)	106	(55)	(1)	(214)
Period change	(29)	(19)	(11)	—	(59)
Balance at December 31, 2020	$(293)	$87	$(66)	$(1)	$(273)
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

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2020		2019		2018
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$(29)	$(29)	$45	$45	$(13)	$(13)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	12	9	—	—	—	—
Amortization of unrecognized prior service credits included in net periodic costs	(38)	(28)	(39)	(29)	(40)	(30)
Derivatives and hedging:
Unrealized gain (loss) during period	(46)	(34)	(27)	(20)	30	22
Reclassification adjustment for (gains) losses included in net income, net	31	23	20	15	(20)	(15)
Total other comprehensive income (loss)	$(70)	$(59)	$(1)	$11	$(43)	$(36)

For additional information regarding the impact of reclassifications into earnings, refer to Note 9, "Derivative and Non-Derivative Financial Instruments", and Note 10, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Components of asset impairments and restructuring charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Fixed Asset Impairments
CI & AFP - Singapore (1)	$—	$27	$—
Site optimizations
AFP - Tire additives (2)	5	—	—
AM - Performance films (3)	5	—	—
AFP - Animal nutrition (4)	3	—	—
Discontinuation of growth initiatives (5)	8	—	—
	21	27	—
Intangible Asset Impairments
AFP - Tradenames (6)	123	—	—
AFP - Customer relationships (7)	2	—	—
AFP - Goodwill (8)	—	45	38
AM - Customer relationships (7)	—	—	1
	125	45	39
Severance Charges
Business improvement and cost reduction actions (9)	47	45	6
CI & AFP - Singapore (1)	6	—	—
Site optimizations
AM - Advanced interlayers (10)	5	—	—
AFP - Tire additives (2)	3	—	—
AM - Performance films (3)	3	—	—
AFP - Animal nutrition (4)	1	—	—
	65	45	6
Other Restructuring Costs
Cost reduction initiatives (9)	14	5	—
Discontinuation of growth initiatives contract termination fees (5)	4	—	—
AFP - Animal nutrition (4)	(2)	—	—
AFP - Discontinued capital project (11)	—	4	—
	16	9	—

Total	$227	$126	$45

(1)Asset impairment charges of $22 million and $5 million in the CI segment and the AFP segment, respectively, and severance charges of $5 million and $1 million in the CI segment and the AFP segment, respectively, resulting from the previously disclosed plan to discontinue production of certain products at the Singapore manufacturing site. Total asset impairments and restructuring charges for this action are expected to be up to $50 million continuing through 2021.
(2)Fixed asset impairments and severance in the AFP segment from the closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(3)Fixed asset impairments and severance in the Advanced Materials ("AM") segment from the closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(4)Fixed asset impairments, severance, and other restructuring gains in the AFP segment from the closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(5)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(6)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the Crystex™ and Santoflex™ tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(7)Intangible asset impairment charge for customer relationships.
(8)Goodwill impairment charge in the crop protection reporting unit resulting from the annual impairment test. In first quarter 2020 the crop protection reporting unit combined with the care chemicals reporting unit as a result of business management realignment.
(9)Severance and related costs as part of business improvement and cost reduction initiatives which were reported in "Other".
(10)Severance in the AM segment due to the closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $8 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2020 related to the closure of this facility. Management expects total charges of up to $30 million, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, continuing through 2021 for the closure of this facility.
(11)Additional restructuring charge related to a capital project in the AFP segment that was discontinued in 2016.

Reconciliations of the beginning and ending restructuring liability amounts are as follows:

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	65	1	(18)	65
Site closure & restructuring costs	11	17	—	(14)	14
Total	$28	$227	$(144)	$(32)	$79

(Dollars in millions)	Balance at January 1, 2019	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2019
Non-cash charges	$—	$72	$(72)	$—	$—
Severance costs	6	45	—	(34)	17
Site closure & restructuring costs	8	9	1	(7)	11
Total	$14	$126	$(71)	$(41)	$28

(Dollars in millions)	Balance at January 1, 2018	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2018
Non-cash charges	$—	$39	$(39)	$—	$—
Severance costs	19	6	1	(20)	6
Site closure & restructuring costs	10	—	—	(2)	8
Total	$29	$45	$(38)	$(22)	$14

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Foreign exchange transaction losses (gains), net (1)	$16	$9	$12
Currency transaction costs resulting from tax law changes and outside-U.S. entity reorganizations	—	—	13
(Income) loss from equity investments and other investment (gains) losses, net	(15)	(10)	(17)
Coal gasification incident property insurance	—	—	(65)
Other, net	7	4	4
Other (income) charges, net	$8	$3	$(53)
(1)Net impact of revaluation of foreign entity assets and liabilities and effects of foreign exchange non-qualifying derivatives.

17.SHARE-BASED COMPENSATION PLANS AND AWARDS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Compensation Expense

For 2020, 2019, and 2018, total share-based compensation expense (before tax) of approximately $44 million, $59 million, and $64 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which approximately $7 million, $9 million, and $9 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. Approximately $1 million for 2020, $3 million for 2019, and $3 million for 2018 of stock option compensation expense was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for stock options awarded in 2020, 2019, and 2018 are provided in the table below:

Assumptions	2020	2019	2018
Expected volatility rate	21.56%	19.80%	19.03%
Expected dividend yield	3.30%	2.51%	2.48%
Average risk-free interest rate	0.94%	2.44%	2.61%
Expected term years	5.9	5.7	5.1

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

A summary of the activity of the Company's stock option awards for 2020, 2019, and 2018 is presented below:

	2020		2019		2018
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,479,300	$80	2,905,600	$79	2,614,100	$70
Granted	622,000	62	786,000	81	619,700	104
Exercised	(568,800)	64	(135,700)	67	(323,000)	55
Cancelled, forfeited, or expired	(5,900)	82	(76,600)	88	(5,200)	78
Outstanding at end of year	3,526,600	$79	3,479,300	$80	2,905,600	$79
Options exercisable at year-end	2,192,300		2,077,600		1,606,800
Available for grant at end of year	4,046,748		6,085,857		8,174,614

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2020	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2020	Weighted-Average Exercise Price
$38-$64	658,900	8.8	$61	21,300	$44
$65-$74	829,900	6.2	70	781,900	70
$75-$89	1,440,800	6.7	82	991,100	82
$90-$104	597,000	7.2	104	398,000	104
	3,526,600	7.1	$79	2,192,300	$81

The range of exercise prices of options outstanding at December 31, 2020 is approximately $38 to $104 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2020 is $77 million and $43 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2020 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2020 is 5.7 years.

The weighted average fair value of options granted during 2020, 2019, and 2018 was $7.92, $13.12, and $15.90, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was $14 million, $2 million, and $15 million, respectively. Cash proceeds received by the Company from option exercises totaled $36 million and the related tax benefit was $2 million, respectively, for 2020, $9 million and de minimis, respectively, for 2019, and $18 million and $3 million, respectively, for 2018. The total fair value of shares vested during the years ended December 31, 2020, 2019, and 2018 was $9 million, $8 million, and $7 million, respectively.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2020 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2020	1,401,700	$13.68
Granted	622,000	$7.92
Vested	(689,400)	$13.47
Nonvested options at December 31, 2020	1,334,300	$11.11

For nonvested options at December 31, 2020, approximately $2 million in compensation expense will be recognized over the next two years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2020-2022, 2019-2021, and 2018-2020 periods were 423 thousand, 412 thousand, and 310 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2020, 2019, and 2018 were 227 thousand 189 thousand, and 160 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2020, 2019, and 2018 was approximately $37 million, $50 million, and $55 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2020 was approximately $45 million and will be recognized primarily over a period of two years.

18.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Current assets	$(1)	$(5)	$(47)
Other assets	(14)	15	43
Current liabilities	5	(82)	(38)
Long-term liabilities and equity	15	(17)	87
Total	$5	$(89)	$45

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, equity investment dividends, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2020	2019	2018

Interest, net of amounts capitalized	$191	$235	$239
Income taxes	179	217	202
Non-cash investing activities:
Outstanding trade payables related to capital expenditures	20	22	18

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
19.SEGMENT AND REGIONAL SALES INFORMATION

The Company's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers.

Additives & Functional Products Segment

In the AFP segment, the Company manufactures materials for products in the transportation, consumables, building and construction, animal nutrition, crop protection, energy, personal and home care, and other markets.

The products the Company manufactures in the adhesives resins product line consists of hydrocarbon and rosin resins, The animal nutrition business consists of organic acid-based solutions product lines. In 2020 the crop protection business combined with the care chemicals business as a result of business management realignment. The care chemicals business consists of amine derivative-based building blocks for the production of flocculants, intermediates for surfactants, fumigants, fungicides, and plant growth regulator products. The coatings and inks additives product line can be broadly classified as polymers and additives and solvents and include specialty coalescents, specialty solvents, paint additives, and specialty polymers. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products. The tire additives product line includes insoluble sulfur rubber additives, antidegradant rubber additives, and performance resins.

	Percentage of Total Segment Sales
Product Lines	2020	2019	2018
Adhesives Resins	16%	15%	16%
Animal Nutrition	8%	9%	10%
Care Chemicals	24%	22%	21%
Coatings and Inks Additives	25%	24%	23%
Specialty Fluids	13%	14%	13%
Tire Additives	14%	16%	17%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2020	2019	2018
United States and Canada	38%	37%	36%
Asia Pacific	24%	24%	24%
Europe, Middle East, and Africa	32%	33%	34%
Latin America	6%	6%	6%
Total	100%	100%	100%

Advanced Materials Segment

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end-uses in transportation, consumables, building and construction, durable goods, and health and wellness markets.

The advanced interlayers product line includes polyvinyl butyral sheet and specialty polyvinyl butyral intermediates. The performance films product line primarily consists of window films and protective films products for aftermarket applied films. The specialty plastics product line consists of two primary products: copolyesters and cellulose esters.

	Percentage of Total Segment Sales
Product Lines	2020	2019	2018
Advanced Interlayers	29%	32%	33%
Performance Films	20%	19%	18%
Specialty Plastics	51%	49%	49%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Sales by Customer Location	2020	2019	2018
United States and Canada	34%	34%	35%
Asia Pacific	33%	32%	33%
Europe, Middle East, and Africa	27%	28%	27%
Latin America	6%	6%	5%
Total	100%	100%	100%

Chemical Intermediates Segment

Eastman leverages large scale and vertical integration from the cellulose and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals.

The functional amines product lines include methylamines and salts, and higher amines and solvents. In the intermediates product line, the Company produces olefin derivatives, acetyl derivatives, ethylene, and commodity solvents. The plasticizers product line consists of a unique set of primary non-phthalate and phthalate plasticizers and a range of niche non-phthalate plasticizers.

	Percentage of Total Segment Sales
Product Lines	2020	2019	2018
Functional Amines	23%	20%	20%
Intermediates	57%	59%	60%
Plasticizers	20%	21%	20%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2020	2019	2018
United States and Canada	65%	64%	64%
Asia Pacific	13%	14%	15%
Europe, Middle East, and Africa	16%	15%	15%
Latin America	6%	7%	6%
Total	100%	100%	100%

Fibers Segment

In the Fibers segment, Eastman manufactures and sells cellulose acetate tow for use in filtration media, primarily cigarette filters. The acetate yarn product line consists of natural (undyed) acetate and polyester yarn for use in apparel, home furnishings, and industrial fabrics. The acetyl chemicals product line consists of triacetin, cellulose acetate flake, and acetyl raw materials for other acetate fiber producers. The nonwovens product line consists primarily of the nonwovens innovation products.

	Percentage of Total Segment Sales
Product Lines	2020	2019	2018
Acetate Tow	70%	68%	69%
Acetate Yarn	9%	12%	10%
Acetyl Chemical Products	16%	15%	15%
Nonwovens	5%	5%	6%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Sales by Customer Location	2020	2019	2018
United States and Canada	26%	25%	26%
Asia Pacific	32%	32%	33%
Europe, Middle East, and Africa	39%	39%	37%
Latin America	3%	4%	4%
Total	100%	100%	100%

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Sales by Segment
Additives & Functional Products	$3,022	$3,273	$3,647
Advanced Materials	2,524	2,688	2,755
Chemical Intermediates	2,090	2,443	2,831
Fibers	837	869	918
Total Sales	$8,473	$9,273	$10,151

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Earnings Before Interest and Taxes by Segment
Additives & Functional Products	$312	$496	$639
Advanced Materials	427	517	509
Chemical Intermediates	166	170	308
Fibers	180	194	257
Total EBIT by Operating Segment	1,085	1,377	1,713
Other
Growth initiatives and businesses not allocated to operating segments	(95)	(102)	(114)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	(156)	(97)	(17)
Asset impairments and restructuring charges, net	(73)	(49)	(6)
Other income (charges), net not allocated to operating segments	(20)	(9)	(24)
Total EBIT	$741	$1,120	$1,552

	December 31,
(Dollars in millions)	2020	2019
Assets by Segment (1)
Additives & Functional Products	$6,238	$6,387
Advanced Materials	4,345	4,415
Chemical Intermediates	2,614	2,775
Fibers	978	1,014
Total Assets by Operating Segment	14,175	14,591
Corporate Assets	1,908	1,417
Total Assets	$16,083	$16,008

(1)The chief operating decision maker holds operating segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Depreciation and Amortization Expense by Segment
Additives & Functional Products	$220	$218	$219
Advanced Materials	187	172	169
Chemical Intermediates	108	150	151
Fibers	56	64	64
Total Depreciation and Amortization Expense by Operating Segment	571	604	603
Other	3	7	1
Total Depreciation and Amortization Expense	$574	$611	$604

	For years ended December 31,
(Dollars in millions)	2020	2019	2018
Capital Expenditures by Segment
Additives & Functional Products	$126	$152	$150
Advanced Materials	140	130	187
Chemical Intermediates	84	98	137
Fibers	31	42	50
Total Capital Expenditures by Operating Segment	381	422	524
Other	2	3	4
Total Capital Expenditures	$383	$425	$528

Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2020	2019	2018
Sales
United States	$3,437	$3,720	$4,118
All foreign countries	5,036	5,553	6,033
Total	$8,473	$9,273	$10,151

	December 31,
	2020	2019	2018
Net properties
United States	$4,106	$4,178	$4,228
All foreign countries	1,443	1,393	1,372
Total	$5,549	$5,571	$5,600

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
20.QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Sales	$2,241	$1,924	$2,122	$2,186
Gross profit	577	371	501	526
Asset impairments and restructuring charges, net	14	141	60	12
Net earnings attributable to Eastman	$258	$27	$161	$32
Net earnings per share attributable to Eastman(1)
Basic	$1.90	$0.20	$1.19	$0.23
Diluted	$1.89	$0.20	$1.18	$0.23
(1)Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Sales	$2,380	$2,363	$2,325	$2,205
Gross profit	574	589	574	497
Asset impairments and restructuring charges, net	32	18	2	74
Net earnings attributable to Eastman	$209	$258	$266	$26
Net earnings per share attributable to Eastman(1)
Basic	$1.50	$1.87	$1.95	$0.19
Diluted	$1.49	$1.85	$1.93	$0.19
(1)Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

21. RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2020	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2020
Reserve for:
Credit losses	$11	$4	$—	$1	$14
LIFO inventory	248	(22)	—	—	226
Non-environmental asset retirement obligations	48	2	1	—	51
Environmental contingencies	287	8	—	10	285
Deferred tax valuation allowance	453	(61)	1	—	393
	$1,047	$(69)	$2	$11	$969

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Additions
	Balance at January 1, 2019	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2019
Reserve for:
Credit losses	$11	$—	$—	$—	$11
LIFO inventory	337	(89)	—	—	248
Non-environmental asset retirement obligations	46	2	—	—	48
Environmental contingencies	296	7	—	16	287
Deferred tax valuation allowance	487	(20)	(14)	—	453
	$1,177	$(100)	$(14)	$16	$1,047

(Dollars in millions)		Additions
	Balance at January 1, 2018	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2018
Reserve for:
Credit losses	$12	$—	$—	$1	$11
LIFO inventory	288	44	5	—	337
Non-environmental asset retirement obligations	49	(2)	—	1	46
Environmental contingencies	304	9	—	17	296
Deferred tax valuation allowance	410	81	(4)	—	487
	$1,063	$132	$1	$19	$1,177

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2020, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

The Company's internal control over financial reporting includes policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2020 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement"), is incorporated by reference herein in response to this Item. Certain information concerning executive officers of Eastman is set forth under the heading "Information About our Executive Officers" in Part I of this Annual Report on Form 10-K (this "Annual Report").

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors--Board Committees--Compensation and Management Development Committee--Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2021 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders" as included and to be filed in the 2021 Proxy Statement is incorporated by reference herein in response to this Item.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2007 Omnibus Long-Term Compensation Plan, the 2012 Omnibus Stock Compensation Plan, and the 2017 Omnibus Stock Compensation Plan. Although stock and stock-based awards are still outstanding under the 2007 Omnibus Long-Term Compensation Plan and the 2012 Omnibus Stock Compensation Plan, no shares are available under these plans for future awards. All future share-based awards are made from the 2017 Omnibus Stock Compensation Plan and the 2018 Director Stock Compensation Subplan, a component of the 2017 Omnibus Stock Compensation Plan and, if approved by stockholders at the 2021 Annual Meeting of Stockholders, from the new 2021 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2020 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,526,600	(1)	$79	4,046,748	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	3,526,600		$79	4,046,748

(1)Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2007 Omnibus Long-Term Compensation Plan, the 2012 Omnibus Stock Compensation Plan, and the 2017 Omnibus Stock Compensation Plan.
(2)Shares of common stock available for future awards under the Company's 2017 Omnibus Stock Compensation Plan, including the 2018 Director Stock Compensation Subplan, a component of the 2017 Omnibus Stock Compensation Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2021 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 4 - Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2021 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.FORM 10-K SUMMARY

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

4.09	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.10	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.11	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.12	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

4.13
Form of 1.50% Note due 2023 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 2016 and Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.14	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.15	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.16	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

Exhibit Number	EXHIBIT INDEX
Description
10.01
Amended and Restated Five-Year Credit Agreement dated as of October 25, 2018 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A., JPMorgan Chase Bank, N.A. and Merrill Lynch, Pierce, Fenner & Smith Incorporate, as joint lead arrangers (amended April 30, 2020) (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018) and Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020)

10.02
Amended and Restated Non-Recourse Account Receivable Purchase Agreement dated December 21, 2012 (amended March 28, 2013, July 30, 2013, March 22, 2016, December 16, 2016 and December 28, 2017) between BNP Paribas Fortis Factor N.V. and Taminco US LLC (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

10.03
Amended and Restated Non-Recourse Accounts Receivable Purchase Agreement dated October 31, 2012 (amended March 28, 2013, May 23, 2013, July 30, 2013, December 10, 2013, January 7, 2014, March 22, 2016, December 16, 2016, and December 28, 2017) between BNP Paribas Fortis Factor N.V. and Taminco B.V.B.A. (initial agreement incorporated herein by reference to Exhibit 10.8 to Taminco Corporation Amendment No. 1 to Registration Statement on Form S-1, File No. 333-185244, filed with the SEC January 18, 2013 and Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

10.04
Non-Recourse Accounts Receivable Purchase agreement dated April 25, 2014 (amended May 13, 2014, November 21, 2014, March 22, 2016, December 16, 2016, and December 28, 2017) between BNP Parisbas Fortis Factor N.V. and Taminco Finland Oy (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, and Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017)

10.05	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

10.06	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010) **

10.07	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

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

10.09
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

10.12
Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) **

10.13
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012) **

10.14
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) **

Exhibit Number	EXHIBIT INDEX
Description

10.15
Forms of Award Notices for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) **

10.16	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007) **

10.17 *	Forms of Performance Share Awards to Executive Officers (2018 – 2020 Performance Period) (replaces Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) **

10.18 *	Forms of Performance Share Awards to Executive Officers (2019 - 2021 Performance Period) (replaces Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019) **

10.19
Forms of Performance Share Awards to Executive Officers (2020 - 2022 Performance Period) (incorporated by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) **

10.20 *	Forms of Performance Share Awards to Executive Officers (2021 - 2023 Performance Period) **

10.21
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2020 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 4, 2019) **

10.22
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2021 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 2, 2020) **

10.23	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **

10.24	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **

10.25
2018 Director Stock Compensation Subplan of the 2017 Omnibus Stock Compensation Plan and form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018) **

10.26
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) **

10.27
Form of Award Notice for Stock Options and Restricted Stock Unit Awards Granted to Executive Officers under the 2017 Omnibus Stock Compensation Plan (incorporated by reference to Exhibit 10.31 and Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017) **

10.28	Eastman Chemical Company Executive Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated February 3, 2015) **

10.29	Executive Retirement Agreement (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019) **

21.01*	Subsidiaries of the Company

23.01*	Consent of Independent Registered Public Accounting Firm

31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2020

31.02*	Rule 13a – 14(a) Certification by William T. McLain, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2020

Exhibit Number	EXHIBIT INDEX
Description
32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2020

32.02*	Section 1350 Certification by William T. McLain, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2020

99.01*	2020 Company and Segment Revenue by End-Use Market

99.02*	Product and Raw Material Information

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 22, 2021
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ William T. McLain, Jr.	Senior Vice President and	February 22, 2021
William T. McLain, Jr.	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Corporate Controller	February 22, 2021
Scott V. King	and Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS* (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 22, 2021
Humberto P. Alfonso

/s/ Brett D. Begemann	Director	February 22, 2021
Brett D. Begemann

/s/ Edward L. Doheny II	Director	February 22, 2021
Edward L. Doheny II

/s/ Julie F. Holder	Director	February 22, 2021
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 22, 2021
Renée J. Hornbaker

/s/ Kim A. Mink	Director	February 22, 2021
Kim A. Mink

/s/ James J. O'Brien	Director	February 22, 2021
James J. O'Brien

/s/ David W. Raisbeck	Director	February 22, 2021
David W. Raisbeck

/s/ Charles K. Stevens III	Director	February 22, 2021
Charles K. Stevens III

*Vanessa L. Allen Sutherland was appointed to the Board of Directors in January 2021.