Form 10-Q
period 2021-03-31
EASTMAN CHEMICAL CO
filed 2021-05-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2021
Common Stock, par value $0.01 per share	136,323,522
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	50

1A.	Risk Factors	50

2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

6.	Exhibits	51

SIGNATURES

Signatures	53

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs; foreign currencies and interest rates; disruption or interruption of operations and of raw material or energy supply; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2021	2020
Sales	$2,409	$2,241
Cost of sales	1,811	1,664
Gross profit	598	577
Selling, general and administrative expenses	184	160
Research and development expenses	58	61
Asset impairments and restructuring charges, net	7	14
Other components of post-employment (benefit) cost, net	(36)	(30)
Other (income) charges, net	(4)	4
Earnings before interest and taxes	389	368
Net interest expense	50	52
Earnings before income taxes	339	316
Provision for income taxes	62	56
Net earnings	277	260
Less: Net earnings attributable to noncontrolling interest	3	2
Net earnings attributable to Eastman	$274	$258

Basic earnings per share attributable to Eastman	$2.01	$1.90
Diluted earnings per share attributable to Eastman	$1.99	$1.89

Comprehensive Income
Net earnings including noncontrolling interest	$277	$260
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2	19
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	25	7
Reclassification adjustment for (gains) losses included in net income, net	5	(2)
Total other comprehensive income (loss), net of tax	25	17
Comprehensive income including noncontrolling interest	302	277
Less: Comprehensive income attributable to noncontrolling interest	3	2
Comprehensive income attributable to Eastman	$299	$275
Retained Earnings
Retained earnings at beginning of period	$8,080	$7,965
Net earnings attributable to Eastman	274	258
Cash dividends declared	(94)	(90)
Retained earnings at end of period	$8,260	$8,133

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$540	$564
Trade receivables, net of allowance for doubtful accounts	1,229	1,033
Miscellaneous receivables	440	482
Inventories	1,505	1,379
Other current assets	83	83
Total current assets	3,797	3,541
Properties
Properties and equipment at cost	13,527	13,531
Less: Accumulated depreciation	8,061	7,982
Net properties	5,466	5,549
Goodwill	4,446	4,465
Intangible assets, net of accumulated amortization	1,741	1,792
Other noncurrent assets	745	736
Total assets	$16,195	$16,083

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,692	$1,689
Borrowings due within one year	324	349
Total current liabilities	2,016	2,038
Long-term borrowings	5,200	5,269
Deferred income tax liabilities	855	848
Post-employment obligations	1,116	1,143
Other long-term liabilities	689	677
Total liabilities	9,876	9,975
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 221,457,969 and 220,641,506 for 2021 and 2020, respectively)	2	2
Additional paid-in capital	2,219	2,174
Retained earnings	8,260	8,080
Accumulated other comprehensive income (loss)	(248)	(273)
	10,233	9,983
Less: Treasury stock at cost (85,185,245 shares for 2021 and 84,830,450 shares for 2020)	4,000	3,960
Total Eastman stockholders' equity	6,233	6,023
Noncontrolling interest	86	85
Total equity	6,319	6,108
Total liabilities and stockholders' equity	$16,195	$16,083

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$277	$260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	149	139
Asset impairment charges	—	9
Provision for (benefit from) deferred income taxes	2	12
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(211)	(72)
(Increase) decrease in inventories	(144)	(18)
Increase (decrease) in trade payables	197	(104)
Pension and other postretirement contributions (in excess of) less than expenses	(53)	(52)
Variable compensation (in excess of) less than expenses	(78)	(74)
Other items, net	77	71
Net cash provided by operating activities	216	171
Investing activities
Additions to properties and equipment	(91)	(99)
Additions to capitalized software	(6)	(2)
Other items, net	(2)	—
Net cash used in investing activities	(99)	(101)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(25)	539
Dividends paid to stockholders	(94)	(90)
Treasury stock purchases	(40)	(30)
Other items, net	22	(11)
Net cash (used in) provided by financing activities	(137)	408
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net change in cash and cash equivalents	(24)	476
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$540	$680

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2020 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2020 financial position data included herein was derived from the consolidated financial statements included in the 2020 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes: On January 1, 2021, Eastman adopted this update which is a part of the Financial Accounting Standards Board's ("FASB") initiative to reduce complexity in accounting standards. Adoption methods varied based on the specific tax items impacted. The adoption of this standard did not result in a material impact to the Company's financial statements and related disclosures.

ASU 2020-01 Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: On January 1, 2021, Eastman prospectively adopted this update which provides clarification that an entity should consider observable transactions that require the application or discontinuance of the equity method of accounting for the purposes of applying the measurement alternative and clarification that certain forward contracts and purchased options to purchase securities that, upon settlement, would be accounted for under the equity method of accounting. The adoption of this standard did not result in a material impact to the Company's financial statements and related disclosures.

ASU 2021-01 Reference Rate Reform (Topic 848): In January 2021, the FASB issued this update to clarify that certain optional expedients and exceptions under this topic for contract modifications and hedge accounting apply to derivatives instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (the global financial markets transition in contracts, hedging relationships, and other transactions away from referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates and toward new reference rates). This update was effective immediately upon release. As the Company has not experienced any reference rate reform modification to date, this update will be adopted on a prospective basis in the event of such modifications.

Accounting Standards Issued But Not Adopted as of March 31, 2021

None applicable to Eastman.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold in first quarter 2021 and 2020 were $289 million and $457 million, respectively.

2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2021	2020
Finished goods	$944	$891
Work in process	214	203
Raw materials and supplies	586	511
Total inventories at FIFO or average cost	1,744	1,605
Less: LIFO reserve	239	226
Total inventories	$1,505	$1,379

Inventories valued on the last-in, first-out ("LIFO") method were approximately 45 percent and 50 percent of total inventories at March 31, 2021 and December 31, 2020, respectively. In 2020, a $13 million LIFO decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Audited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Audited Consolidated Statements of Financial Position.

3.PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2021	2020
Trade creditors	$976	$799
Accrued payroll and variable compensation	143	228
Accrued taxes	143	178
Post-employment obligations	106	138
Other	324	346
Total payables and other current liabilities	$1,692	$1,689

"Other" consists primarily of accruals for dividends payable to stockholders, interest payable, the current portion of operating lease liabilities, the current portion of environmental liabilities, and miscellaneous accruals.

4.INCOME TAXES

	First Quarter
(Dollars in millions)	2021		2020
	$	%	$	%
Provision for income taxes and tax rate	$62	18%	$56	18%

First quarter 2021 and 2020 effective tax rates included adjustments to the tax provision to reflect adjustments of prior years' income tax returns.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2021 and December 31, 2020, Eastman had $256 million and $257 million, respectively, in unrecognized tax benefits. At March 31, 2021, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease within the next 12 months by up to $70 million.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in first quarter 2021 or 2020.

5.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2021	2020
Borrowings consisted of:
3.5% notes due December 2021	$299	$299
3.6% notes due August 2022	745	744
1.50% notes due May 2023 (1)	878	919
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	699	701
1.875% notes due November 2026 (1)	582	609
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	493	493
4.8% notes due September 2042	493	493
4.65% notes due October 2044	874	874
Commercial paper and short-term borrowings	25	50
Total borrowings	5,524	5,618
Borrowings due within one year	324	349
Long-term borrowings	$5,200	$5,269
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

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2021, the Company's commercial paper borrowings were $25 million with a weighted average interest rate of 0.25 percent. At December 31, 2020, the Company's commercial paper borrowings were $50 million with a weighted average interest rate of 0.25 percent.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In second quarter 2020, the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 coronavirus global pandemic ("COVID-19") and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both March 31, 2021 and December 31, 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2021 and December 31, 2020 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily under commercial paper, equals the carrying value and is classified as Level 2. At March 31, 2021 and December 31, 2020, the fair value of total borrowings was $6.153 billion and $6.449 billion, respectively. The Company had no borrowings classified as Level 3 as of March 31, 2021 and December 31, 2020.

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

For further information on hedging programs, see Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

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

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each period to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total outstanding forward starting swaps as of March 31, 2021 was $75 million.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2021 and December 31, 2020 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2021	December 31, 2020

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€483	€521
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	9	17
Interest rate swaps for the future issuance of debt (in millions)	$75	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,245	€1,245

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of March 31, 2021 and December 31, 2020. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2021 or 2020.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are within the Unaudited Consolidated Statements of Financial Position as of March 31, 2021 and December 31, 2020.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2021 Level 2	December 31, 2020 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$1
Foreign exchange contracts	Other current assets	3	—
Foreign exchange contracts	Other noncurrent assets	2	—
Forward starting interest rate swap contracts	Other noncurrent assets	8	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Fixed-for-floating interest rate swap	Other noncurrent assets	2	4

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	43	40
Total Derivative Assets		$59	$47

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$6
Foreign exchange contracts	Payables and other current liabilities	6	21
Foreign exchange contracts	Other long-term liabilities	3	14

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	23	51
Total Derivative Liabilities		$32	$92
Total Net Derivative Assets (Liabilities)		$27	$(45)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.5 billion at both March 31, 2021 and December 31, 2020, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021 and December 31, 2020, the following amounts were included in the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term borrowings (1)	$771	$772	$(2)	$(1)
(1)At March 31, 2021 and December 31, 2020, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $4 million and $5 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2021 and 2020.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Commodity contracts	$1	$(9)	$—	$(1)
Foreign exchange contracts	23	13	(5)	6
Forward starting interest rate and treasury lock swap contracts	7	1	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	69	33	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	42	18	—	—
Cross-currency interest rate swaps excluded component	(11)	41	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2021 and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,409	$1,811	$50	$2,241	$1,664	$52

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			—
Derivatives designated as hedging instruments			—			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		—			(1)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(5)			6

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $5 million and $7 million during first quarter 2021 and 2020, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $129 million and $270 million at March 31, 2021 and December 31, 2020, respectively. Losses in AOCI decreased between March 31, 2021 and December 31, 2020 primarily as a result of a decrease in foreign currency exchange rates associated with the euro. If recognized, approximately $17 million in pre-tax losses, as of March 31, 2021, would be reclassified into earnings during the next 12 months.

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

For additional information regarding retirement plans, see Note 10, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$4	$7	$4	$—	$—
Interest cost	9	3	14	4	3	5
Expected return on assets	(32)	(9)	(34)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(9)	(10)
Net periodic benefit (credit) cost	$(16)	$(2)	$(13)	$—	$(7)	$(6)

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At March 31, 2021 and December 31, 2020, operating right-to-use assets of $177 million and $185 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $9 million at both periods of assets previously classified as lease intangibles and $8 million and $9 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2021	$46
2022	47
2023	33
2024	19
2025	12
2026 and beyond	28
Total lease payments	185
Less: amounts of lease payments representing interest	16
Present value of future lease payments	169
Less: current obligations under leases	55
Long-term lease obligations	$114

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning second quarter 2021. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

Lease costs during the period and other information is provided below:

	First Quarter
(Dollars in millions)	2021	2020
Lease costs:
Operating lease costs	$18	$19
Short-term lease costs	8	9
Sublease income	(1)	(1)
Total	$25	$27

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17	$18
Right-to-use assets obtained in exchange for new lease liabilities	$8	$16

Weighted-average remaining lease term, in years	5	5
Weighted-average discount rate	3.5%	3.9%

Other Commitments

Supplier Purchase Obligations

The Company had various purchase obligations at March 31, 2021, totaling approximately $3.1 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current guarantees relate to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These guarantees have terms up to 30 years with maximum potential future payments of approximately $25 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under guarantees is remote.

9.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial position. The Company's net reserve for environmental contingencies was $282 million and $285 million at March 31, 2021 and December 31, 2020, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" in the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2021	December 31, 2020
Environmental contingencies, current	$15	$15
Environmental contingencies, long-term	267	270
Total	$282	$285

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $255 million to the maximum of $497 million and from the best estimate or minimum of $257 million to the maximum of $501 million at March 31, 2021 and December 31, 2020, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both March 31, 2021 and December 31, 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2021 and full year 2020 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2019	$260
Changes in estimates recognized in earnings and other	7
Cash reductions	(10)
Balance at December 31, 2020	257
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2021	$255

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $27 million and $28 million at March 31, 2021 and December 31, 2020, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $51 million at both March 31, 2021 and December 31, 2020, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

10.LEGAL MATTERS

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2021 and 2020 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	274	—	—	274	3	277
Cash Dividends Declared (1) ($0.69 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	25	—	25	—	25
Share Based Compensation Expense (2)	—	22	—	—	—	22	—	22
Stock Option Exercises	—	38	—	—	—	38	—	38
Other (3)	—	(15)	—	—	—	(15)	(1)	(16)
Share Repurchase	—	—	—	—	(40)	(40)	—	(40)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	$2	$2,219	$8,260	$(248)	$(4,000)	$6,233	$86	$6,319

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	258	—	—	258	2	260
Cash Dividends Declared (1) ($0.66 per share)	—	—	(90)	—	—	(90)	—	(90)
Other Comprehensive Income (Loss)	—	—	—	17	—	17	—	17
Share Based Compensation Expense (2)	—	15	—	—	—	15	—	15
Other (3)	—	(11)	—	—	—	(11)	(1)	(12)
Share Repurchase	—	—	—	—	(30)	(30)	—	(30)
Balance at March 31, 2020	$2	$2,109	$8,133	$(197)	$(3,930)	$6,117	$75	$6,192
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(264)	$106	$(55)	$(1)	$(214)
Period change	(29)	(19)	(11)	—	(59)
Balance at December 31, 2020	(293)	87	(66)	(1)	(273)
Period change	2	(7)	30	—	25
Balance at March 31, 2021	$(291)	$80	$(36)	$(1)	$(248)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$2	$2	$19	$19
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(9)	(7)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	33	25	10	7
Reclassification adjustment for (gains) losses included in net income, net	7	5	(3)	(2)
Total other comprehensive income (loss)	$33	$25	$16	$17

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2021	2020
Numerator
Earnings attributable to Eastman, net of tax	$274	$258

Denominator
Weighted average shares used for basic EPS	136.1	136.0
Dilutive effect of stock options and other awards	1.5	0.5
Weighted average shares used for diluted EPS	137.6	136.5

(Calculated using whole dollars and shares)
EPS
Basic	$2.01	$1.90
Diluted	$1.99	$1.89

Shares underlying stock options excluded from first quarter 2021 and 2020 calculations of diluted EPS were 327,782 and 3,921,686, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First quarter 2021 and 2020 reflect share repurchases of 354,795 and 510,301, respectively.

The Company declared cash dividends of $0.69 and $0.66 per share for first quarter 2021 and 2020, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	First Quarter
Fixed Asset Impairments	2021	2020
Site optimizations
AM - Performance films (1)	$—	$4
AFP - Animal nutrition (2)	—	3
	—	7
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition (2)	(1)	—
	(1)	—
Intangible Asset Impairments
AFP - Customer relationships (3)	—	2
	—	2
Severance Charges
CI & AFP - Singapore (4)	—	1
Site optimizations
AM - Advanced interlayers (5)	1	—
AM - Performance films (1)	—	3
AFP - Animal nutrition (2)	—	1
	1	5
Other Restructuring Costs
CI & AFP - Singapore (4)	5	—
Site optimizations
AFP - Tire additives (6)	2	—
	7	—

Total	$7	$14

(1)Fixed asset impairments and severance in the Advanced Materials ("AM") segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(2)Fixed asset impairments, net and severance in the Additives & Functional Products ("AFP") segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(3)Intangible asset impairment charge in the AFP segment for customer relationships.
(4)Severance charges in first quarter 2020 of $1 million in the Chemical Intermediates ("CI") segment and site closure costs in first quarter 2021 of $4 million and $1 million in the CI and AFP segments, respectively, resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. Excluding the fixed asset impairments in 2019, restructuring charges of up to $50 million are expected for this closure, of which $6 million was recognized in 2020.
(5)Severance in the AM segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first quarter 2021 related to the closure of this facility. Management expects total charges of up to $30 million for the closure of this facility, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, of which $13 million was recognized in 2020.
(6)Site closure costs in the AFP segment from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2021 and full year 2020:

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2021
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	65	1	—	(23)	43
Other restructuring costs	14	6	—	(6)	14
Total	$79	$7	$—	$(29)	$57

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	65	1	(18)	65
Other restructuring costs	11	17	—	(14)	14
Total	$28	$227	$(144)	$(32)	$79

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

14.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2021 and 2020, $22 million and $15 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $4 million and $3 million, respectively, was for stock options. The compensation expense is recognized over the substantive vesting period, which may be shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2021 and 2020, $2 million and $1 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2021 and 2020 net earnings of $17 million and $11 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2021 and 2020, the number of stock options granted under the 2017 Omnibus Stock Compensation Plan was approximately 450 thousand and 622 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the determination of fair value for stock options granted in first quarter 2021 and 2020 are provided in the table below:

	First Quarter
Assumptions	2021	2020
Expected volatility rate	28.99%	21.56%
Expected dividend yield	3.58%	3.30%
Average risk-free interest rate	0.95%	0.94%
Expected term years	6.0	5.9

The grant date exercise price and fair value of options granted during first quarter 2021 were $109.26 and $19.81, respectively, and first quarter 2020 were $61.51 and $7.92, respectively.

For options unvested at March 31, 2021, $7 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2021 and 2020 for the 2021-2023 and 2020-2022 periods were approximately 311 thousand and 423 thousand, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2021 and 2020 were approximately 109 thousand and 123 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2021 and 2020, $18 million and $12 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2021 was approximately $90 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

15.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Three Months
	2021	2020
Other current assets	$10	$7
Other noncurrent assets	1	9
Payables and other current liabilities	5	58
Long-term liabilities and equity	61	(3)
Total	$77	$71

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 19, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2020 Annual Report on Form 10-K.

(Dollars in millions)	First Quarter
Sales by Segment	2021	2020
Additives & Functional Products	$871	$822
Advanced Materials	716	615
Chemical Intermediates	605	592
Fibers	217	212
Total Sales	$2,409	$2,241

(Dollars in millions)	First Quarter
Earnings (Loss) Before Interest and Taxes by Segment	2021	2020
Additives & Functional Products	$135	$143
Advanced Materials	146	100
Chemical Intermediates	69	80
Fibers	45	53
Total Earnings Before Interest and Taxes by Operating Segment	395	376
Other
Growth initiatives and businesses not allocated to operating segments	(29)	(23)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	21
Other income (charges), net not allocated to operating segments	(4)	(6)
Total Earnings Before Interest and Taxes	$389	$368

(Dollars in millions)	March 31,	December 31,
Assets by Segment (1)	2021	2020
Additives & Functional Products	$6,304	$6,238
Advanced Materials	4,392	4,345
Chemical Intermediates	2,643	2,614
Fibers	996	978
Total Assets by Operating Segment	14,335	14,175
Corporate Assets	1,860	1,908
Total Assets	$16,195	$16,083
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter
Sales by Customer Location	2021	2020
United States and Canada	$1,004	$980
Asia Pacific	608	495
Europe, Middle East, and Africa	656	631
Latin America	141	135
Total Sales	$2,409	$2,241

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2020 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Cash Flow Measures

Eastman regularly evaluates and discloses to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as net cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment). Such net capital expenditures are generally funded from available cash and, as such, management believes they should be considered in determining free cash flow. Management believes this is an appropriate metric to assess the Company's ability to fund priorities for uses of available cash. The priorities for cash after funding operations include payment of quarterly dividends, repayment of debt, funding targeted growth opportunities, and repurchasing shares. Management believes this metric is useful to investors and securities analysts to provide them with information similar to that used by management in evaluating financial performance and potential future cash available for various initiatives and assessing organizational performance in determining certain performance-based compensation, and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies. In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization, and "free cash flow conversion", which management defines as annual free cash flow divided by adjusted net income. Management believes this metric is useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net, and
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization.

As described above, the alternative non-GAAP measures of cash flow, "free cash flow", and of debt, "net debt", are also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2021	2020
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$7	$14
Accelerated depreciation	4	—
Total non-core items impacting earnings before interest and taxes	11	14
Less: Items impacting provision for income taxes:
Tax effect of non-core items	2	3
Interim adjustment to tax provision	(10)	(8)
Total items impacting provision for income taxes	(8)	(5)
Total items impacting net earnings attributable to Eastman	$19	$19

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Earnings before interest and taxes ("EBIT"),
•Provision for income taxes,
•Net earnings attributable to Eastman,
•Diluted EPS,
•Net cash provided by operating activities, and
•Total borrowings.

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

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "EBIT Margin", "Adjusted EBITDA", "EBITDA Margin", "Return on Invested Capital" (or "ROIC"), and "Adjusted ROIC". Management defines EBIT Margin as the GAAP measure EBIT adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods divided by the GAAP measure sales revenue in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same period. Adjusted EBITDA is EBITDA (net earnings before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's Consolidated Statement of Earnings, Comprehensive Income and Retained Earnings for the same periods. Management defines ROIC as net earnings plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Adjusted ROIC is ROIC adjusted to exclude from net earnings the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. Management believes that EBIT Margin, Adjusted EBITDA, EBITDA Margin, and ROIC and Adjusted ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of EBIT Margin, Adjusted EBITDA, EBITDA Margin, ROIC, and Adjusted ROIC to compare the results, returns, and value of the Company with those of peer and other companies.

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

The Company generated sales revenue of $2.4 billion and $2.2 billion in first quarter 2021 and 2020, respectively. EBIT was $389 million and $368 million in first quarter 2021 and 2020, respectively. Excluding the non-core items identified in "Non-GAAP Financial Measures", adjusted EBIT was $400 million and $382 million in first quarter 2021 and 2020, respectively. Sales revenue increased in first quarter 2021 compared to first quarter 2020 primarily due to higher selling prices, higher sales volume, and a favorable shift in foreign currency exchange rates. Adjusted EBIT increased primarily due to favorable product mix and higher sales volume, particularly in the AM and AFP segments, partially offset by higher raw material and energy costs, and distribution costs. Costs from the impact of Winter Storm Uri, which resulted in outages at both the Longview, Texas and Texas City, Texas sites, totaled approximately $30 million, with approximately $20 million in the CI segment and approximately $10 million in the AFP segment. Cost reduction actions partially offset higher variable compensation costs.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$274	$1.99	$258	$1.89
Total non-core items, net of tax	9	0.06	11	0.08
Interim adjustment to tax provision	10	0.08	8	0.06
Adjusted net earnings	$293	$2.13	$277	$2.03

Cash provided by operating activities was $216 million and $171 million in first three months 2021 and 2020, respectively. Free cash flow was $125 million and $72 million in first three months 2021 and 2020, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2021	2020	$	%
Sales	$2,409	$2,241	$168	7%
Volume / product mix effect			45	2%
Price effect			78	3%
Exchange rate effect			45	2%

Sales revenue increased in first quarter 2021 compared to first quarter 2020 as a result of increases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2021	2020	Change
Gross profit	$598	$577	4%
Accelerated depreciation	4	—
Gross profit excluding non-core item	$602	$577	4%

Gross profit in first quarter 2021 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding this non-core item, gross profit increased in first quarter 2021 compared to first quarter 2020 as a result of an increase in the AM segment, partially offset by decreases in all other segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2021	2020	Change
Selling, general and administrative expenses	$184	$160	15%

Selling, General and Administrative ("SG&A") expenses increased in first quarter 2021 compared to first quarter 2020 primarily as a result of higher variable compensation costs, including for incentive compensation based on annual business performance and deferred compensation with returns based on financial market performance, partially offset by cost reduction actions.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2021	2020	Change
Research and development expenses	$58	$61	(5)%

R&D expenses decreased in first quarter 2021 compared to first quarter 2020 primarily due to cost reduction actions and project prioritization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	First Quarter
Fixed Asset Impairments	2021	2020
Site optimizations
AM - Performance films (1)	$—	$4
AFP - Animal nutrition (2)	—	3
	—	7
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition (2)	(1)	—
	(1)	—
Intangible Asset Impairments
AFP - Customer relationships (3)	—	2
	—	2
Severance Charges
CI & AFP - Singapore (4)	—	1
Site optimizations
AM - Advanced interlayers (5)	1	—
AM - Performance films (1)	—	3
AFP - Animal nutrition (2)	—	1
	1	5
Other Restructuring Costs
CI & AFP - Singapore (4)	5	—
Site optimizations
AFP - Tire additives (6)	2	—
	7	—

Total	$7	$14

(1)Fixed asset impairments and severance in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(2)Fixed asset impairments, net and severance in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(3)Intangible asset impairment charge in the AFP segment for customer relationships.
(4)Severance charges of $1 million in the CI segment and site closure costs of $4 million and $1 million in the CI and AFP segments, respectively, resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. Excluding fixed asset impairments in 2019, restructuring charges of up to $50 million are expected for this closure, of which $6 million was recognized in 2020.
(5)Severance in the AM segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first quarter 2021 related to the closure of this facility. Management expects total charges of up to $30 million for the closure of this facility, mostly in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, of which $13 million was recognized in 2020.
(6)Site closure costs in the AFP segment from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2021	2020
Other components of post-employment (benefit) cost, net	$(36)	$(30)

For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2021	2020
Foreign exchange transaction (gains) losses, net	$4	$5
(Income) loss from equity investments and other investment (gains) losses, net	(6)	(3)
Other, net	(2)	2
Other (income) charges, net	$(4)	$4

For more information regarding components of foreign exchange transaction losses, see Note 6, "Derivative and Non-Derivative Financial Instruments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2021	2020	Change
Earnings before interest and taxes	$389	$368	6%
Asset impairments and restructuring charges, net	7	14
Accelerated depreciation	4	—
Earnings before interest and taxes excluding non-core items	$400	$382	5%

Net Interest Expense

	First Quarter
(Dollars in millions)	2021	2020	Change
Gross interest costs	$52	$54	(4)%
Less: Capitalized interest	1	1
Interest expense	51	53
Less: Interest income	1	1
Net interest expense	$50	$52	(4)%

Net interest expense decreased primarily as a result of prior year repayment of public debt.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	First Quarter
	2021		2020
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$62	18%	$56	18%
Tax provision for non-core items (1)	2		3
Interim adjustment to tax provision (2)	(10)		(8)
Adjusted provision for income taxes and effective tax rate	$54	16%	$51	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)First quarter 2021 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2020 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first three months 2021 and 2020 are calculated applying the forecasted full year effective tax rates as shown below.

	First Three Months (1)
	2021	2020
Effective tax rate	18%	18%
Discrete tax items (2)	2%	(1)%
Tax impact of current year non-core items (3)	1%	1%
Changes in tax contingencies and valuation allowances	(1)%	—%
Forecasted full year impact of expected tax events	(4)%	(2)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent for first three months 2021 and 2020.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete items for first three months 2021 and 2020 are for share based compensation expense and adjustments to certain prior year tax returns.
(3)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$274	$1.99	$258	$1.89
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	6	0.04	11	0.08
Accelerated depreciation	3	0.02	—	—
Interim adjustment to tax provision	10	0.08	8	0.06
Adjusted net earnings and diluted earnings per share attributable to Eastman	$293	$2.13	$277	$2.03
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 19, "Segment and Regional Sales Information", in the Company's 2020 Annual Report on Form 10-K.

Additives & Functional Products Segment

	First Quarter
			Change
	2021	2020	$	%
(Dollars in millions)
Sales	$871	$822	$49	6%
Volume / product mix effect			22	3%
Price effect			5	—%
Exchange rate effect			22	3%

Earnings before interest and taxes	$135	$143	$(8)	(6)%
Asset impairments and restructuring charges, net	2	6	(4)
Earnings before interest and taxes excluding non-core items	137	149	(12)	(8)%

Sales revenue in first quarter 2021 increased compared to first quarter 2020 primarily due to higher sales volume and a favorable shift in foreign currency exchange rates. Higher sales volume was primarily attributed to strengthened demand and improved market conditions for coatings and inks additives products sold in transportation, building and construction, and durable goods end-markets resulting in a more favorable product mix, partially offset by lower sales volume of aviation fluids.

First quarter 2021 EBIT included asset impairments and severance of $2 million from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization and site closure costs of $1 million resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. First quarter 2021 and 2020 EBIT included a $1 million gain on the sale of impaired assets and asset impairments and restructuring charges of $4 million, respectively, from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization. First quarter 2020 EBIT included an intangible asset impairment charge of $2 million for customer relationships. Excluding these non-core items, EBIT decreased in first quarter 2021 compared to first quarter 2020 primarily due to higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $27 million and approximately $10 million of costs resulting from the impact of the weather-related outage at the Longview, Texas site. These costs were partially offset by $19 million of higher sales volume and lower manufacturing costs, primarily due to higher capacity utilization and $7 million by cost reduction actions.

In April 2021, the Company completed the acquisition of 3F Food & Feed ("3F"), a manufacturer of additives for animal feed and human food for a preliminary purchase price of approximately $70 million, net of cash acquired. The acquisition of 3F is expected to enhance continued global growth of the AFP segment animal nutrition product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	First Quarter
			Change
	2021	2020	$	%
(Dollars in millions)
Sales	$716	$615	$101	16%
Volume / product mix effect			93	15%
Price effect			(8)	(1)%
Exchange rate effect			16	2%

Earnings before interest and taxes	$146	$100	$46	46%
Asset impairments and restructuring charges, net	1	7	(6)
Accelerated depreciation	4	—	4
Earnings before interest and taxes excluding non-core items	151	107	44	41%

Sales revenue in first quarter 2021 increased compared to first quarter 2020 primarily due to higher sales volume. This increase was primarily due to higher performance films sales volume of premium automotive products, stronger demand in durables goods and electronics end markets for specialty plastics products, and higher sales volume of advanced interlayers products sold into transportation end-markets resulting in a more favorable product mix.

First quarter 2021 EBIT included asset impairments and restructuring charges and accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility. First quarter 2020 EBIT included asset impairments and restructuring charges resulting from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization actions. Excluding these non-core items, EBIT increased in first quarter 2021 compared to first quarter 2020 primarily due to $45 million of higher sales volume, favorable product mix, and lower manufacturing costs, primarily due to higher capacity utilization and $8 million by cost reduction actions. These lower costs were partially offset by lower selling prices and higher distribution costs totaling $12 million.
Chemical Intermediates Segment

	First Quarter
			Change
	2021	2020	$	%
(Dollars in millions)
Sales	$605	$592	$13	2%
Volume / product mix effect			(76)	(13)%
Price effect			82	14%
Exchange rate effect			7	1%

Earnings before interest and taxes	$69	$80	$(11)	(14)%
Asset impairments and restructuring charges, net	4	1	3
Earnings before interest and taxes excluding non-core item	73	81	(8)	(10)%

Sales revenue in first quarter 2021 increased compared to first quarter 2020 primarily due to higher selling prices mostly offset by lower sales volume. Higher selling prices resulted from higher raw material prices. Lower sales volume was primarily due to the impact of the weather-related outage at the Longview, Texas site and the discontinued production of certain products at the Singapore manufacturing facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2021 and first quarter 2020 EBIT included restructuring charges resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing facility. Excluding this non-core item, EBIT decreased in first quarter 2021 compared to first quarter 2020 primarily due to approximately $20 million of higher costs resulting from the impact of the weather-related outage at the Longview, Texas site and $13 million of lower sales volume. These costs were partially offset by higher selling prices offsetting higher raw material and energy costs by $17 million and $6 million by cost reduction actions.

Fibers Segment

	First Quarter
			Change
	2021	2020	$	%
(Dollars in millions)
Sales	$217	$212	$5	2%
Volume / product mix effect			6	3%
Price effect			(1)	(1)%
Exchange rate effect			—	—%

Earnings before interest and taxes	$45	$53	$(8)	(15)%

Sales revenue in first quarter 2021 increased compared to first quarter 2020 primarily due to higher sales volume. Higher sales volume was due to increased textile products sales attributed to strengthened end-market demand. Acetate tow sales volume was stable.
EBIT decreased in first quarter 2021 compared to first quarter 2020 primarily due to higher raw material and energy costs, higher distribution costs, and lower selling prices totaling $4 million and $2 million of less favorable product mix due to the discontinuation of a tobacco specialty product.
Other

	First Quarter
	2021	2020
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(29)	$(23)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	21
Other income (charges), net not allocated to operating segments	(4)	(6)
Loss before interest and taxes	$(6)	$(8)
Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2021	2020	$	%
United States and Canada	$1,004	$980	$24	2%
Asia Pacific	608	495	113	23%
Europe, Middle East, and Africa	656	631	25	4%
Latin America	141	135	6	4%
Total Eastman Chemical Company	$2,409	$2,241	$168	7%

Sales revenue in United States and Canada increased in first quarter 2021 compared to first quarter 2020 primarily due to higher selling prices in all operating segments, except in the AM segment. This item was partially offset by lower sales volume in all operating segments, except in the Fibers segment.

Sales revenue in Asia Pacific increased in first quarter 2021 compared to first quarter 2020 primarily due to higher sales volume in all operating segments, except in the CI segment, and higher selling prices in all operating segments, particularly in the AFP and CI segments.

Sales revenue in Europe, Middle East, and Africa increased in first quarter 2021 compared to first quarter 2020 primarily due to higher selling prices and a favorable shift in foreign currency exchange rates in all operating segments. These items were partially offset by lower sales volume in all operating segments, except in the AM segment.

Sales revenue in Latin America increased in first quarter 2021 compared to first quarter 2020 primarily due to higher sales volume in all operating segments, except in the CI segment. This item was partially offset by lower selling prices in all operating segments, except in the CI segment.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

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

	First Three Months
(Dollars in millions)	2021	2020
Net cash provided by (used in)
Operating activities	$216	$171
Investing activities	(99)	(101)
Financing activities	(137)	408
Effect of exchange rate changes on cash and cash equivalents	(4)	(2)
Net change in cash and cash equivalents	(24)	476
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$540	$680

Cash provided by operating activities increased $45 million in first three months 2021 compared with first three months 2020 due to lower increases in net working capital (trade receivables, inventories, and trade payables) and higher net earnings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities was relatively unchanged in first three months 2021 compared with first three months 2020.

Cash used in financing activities was $137 million in first three months 2021 compared to $408 million cash provided by financing activities in first three months 2020, primarily due to first three months 2020 borrowings of $400 million under the revolving credit agreement (the "Credit Facility") as a precautionary measure due to increased financial market volatility, particularly in the availability and terms of commercial paper, resulting from COVID-19 coronavirus global pandemic ("COVID-19").

	First Three Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$216	$171
Capital expenditures	(91)	(99)
Free cash flow	$125	$72

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in first quarter 2021 and 2020 were $289 million and $457 million, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $174 million and $150 million of these receivables would have been outstanding as of March 31, 2021 and December 31, 2020, respectively, had they not been sold under these factoring agreements.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K for additional information.

Debt and Other Commitments

At March 31, 2021, the Company's borrowings totaled $5.5 billion with various maturities. The Company plans to repay the $300 million principal amount of the 3.5% notes due December 2021 in fourth quarter of 2021 using available cash. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

See Note 8, "Leases and Other Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding operating leases, purchase commitments, and guarantees.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K for information on other commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion Credit Facility expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At March 31, 2021, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2021, the Company's commercial paper borrowings were $25 million with a weighted average interest rate of 0.25 percent. See Note 5, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2021 and December 31, 2020. As previously reported, in second quarter 2020 the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 pandemic and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility. The total amount of available borrowings under the Credit Facility was $1.50 billion as of March 31, 2021.

Net Debt

	March 31,	December 31,
(Dollars in millions)	2021	2020
Total borrowings	$5,524	$5,618
Less: Cash and cash equivalents	540	564
Net debt (1)	$4,984	$5,054
(1)Includes a non-cash decrease of $68 million in 2021 and a non-cash increase of $132 million in 2020 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $91 million and $99 million in first three months 2021 and 2020, respectively. Capital expenditures in first three months 2021 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2021 capital expenditures will be between $500 million and $525 million.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. During first three months 2021, the Company repurchased 354,795 shares of common stock for a cost of $40 million. As of March 31, 2021, a total of 8,242,011 shares have been repurchased under this authorization for a total amount of $673 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUTLOOK

In 2021, management expects adjusted EPS to be between $8.25 and $8.75 and free cash flow to approach $1.1 billion. These expectations assume:
•continued economic activity recovery from the impact of COVID-19;
•increased sales volume and improved product mix due to innovation-driven growth model and continued recovery in key end-markets, including auto, textiles, and consumer durables;
•lower costs of approximately $100 million from improved capacity utilization in 2021 due to aggressive inventory actions in 2020;
•cost structure similar to 2020 due to structural cost savings from transformation of businesses and operations;
•timing of price increases in response to higher raw material and energy costs and higher distribution costs to negatively impact financial results;
•interest expense of approximately $200 million;
•the full-year effective tax rate on adjusted earnings before income tax to be between 15 and 16 percent;
•depreciation and amortization of approximately $570 million; and
•capital expenditures between $500 million and $525 million.

In addition, the Company expects net debt reduction of approximately $300 million and share repurchases of approximately $350 million.

The Company's 2021 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected earnings excluding non-core, unusual, or non-recurring items to project reported GAAP earnings without unreasonable efforts.

See "Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS

In addition to factors described elsewhere in this Quarterly Report, the following are the material known factors, risks, and uncertainties that could cause actual results to differ materially from those under "Outlook" and in the forward-looking statements made in this Quarterly Report and elsewhere from time to time. See "Forward-Looking Statements". The following risk factors are not necessarily presented in the order of importance. In addition, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. This and other related disclosures made by the Company in this Quarterly Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

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

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the ongoing global COVID-19 pandemic, which has adversely impacted cost and availability of commodities, natural disasters, plant interruptions, supply chain disruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities could adversely impact, both the cost and availability of these commodities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's substantial global operations subject it to risks of doing business in other countries, including U.S. and non-U.S. trade relations, which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2020 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions including the unique geographic impacts of the global COVID-19 pandemic. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. and foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K), or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

Risks Related to the Company's Business and Strategy

The Company's business is subject to operating risks common to chemical manufacturing businesses, including cybersecurity risks, any of which could disrupt manufacturing operations or related infrastructure and adversely impact results of operations.

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, manufacturing operations and earnings were previously negatively impacted by the second quarter 2018 third-party supplier operational disruptions at the Texas City and Longview, Texas manufacturing facilities.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K, the carrying values of certain assets from acquisitions may, as has been the case for certain acquired assets primarily in the AFP segment, be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Specifically, future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

There have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

For identification and discussion of the material risks applicable to the Company and its business, see "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of March 31, 2021, a total of 8,242,011 shares have been repurchased under this authorization for a total amount of $673 million. During first three months 2021, the Company repurchased 354,795 shares of common stock for a cost of $40 million. For additional information, see Note 11, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
January 1 - 31, 2021	—	$—	—	$1.367	billion
February 1 - 28, 2021	—	$—	—	$1.367	billion
March 1 - 31, 2021	354,795	$112.74	354,795	$1.327	billion
Total	354,795	$112.74	354,795
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

EXHIBIT INDEX
Exhibit Number	Description
4.14	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.15	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.16	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01 *	Form of Restricted Stock Unit Award to Executive Officer Kellye L. Walker **

10.02 *	Form of Restricted Stock Unit Award to Executive Officer Brad A. Lich **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2021

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2021

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2021

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2021

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 3, 2021	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer