Form 10-Q
period 2021-06-30
EASTMAN CHEMICAL CO
filed 2021-08-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2021
Common Stock, par value $0.01 per share	135,782,719
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	56

1A.	Risk Factors	56

2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

6.	Exhibits	57

SIGNATURES

Signatures	59

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber attacks or other breaches of information security systems); global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Sales	$2,653	$1,924	$5,062	$4,165
Cost of sales	1,972	1,553	3,783	3,217
Gross profit	681	371	1,279	948
Selling, general and administrative expenses	202	155	386	315
Research and development expenses	63	52	121	113
Asset impairments and restructuring charges, net	15	141	22	155
Other components of post-employment (benefit) cost, net	(37)	(30)	(73)	(60)
Other (income) charges, net	(1)	(1)	(5)	3
Loss on business held for sale	495	—	495	—
Earnings (loss) before interest and taxes	(56)	54	333	422
Net interest expense	51	55	101	107
Earnings (loss) before income taxes	(107)	(1)	232	315
Provision for income taxes	37	(31)	99	25
Net earnings (loss)	(144)	30	133	290
Less: Net earnings attributable to noncontrolling interest	2	3	5	5
Net earnings (loss) attributable to Eastman	$(146)	$27	$128	$285

Basic earnings per share attributable to Eastman	$(1.07)	$0.20	$0.94	$2.10
Diluted earnings per share attributable to Eastman	$(1.07)	$0.20	$0.93	$2.09

Comprehensive Income
Net earnings (loss) including noncontrolling interest	$(144)	$30	$133	$290
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	9	(14)	11	5
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)	(14)	(14)
Derivatives and hedging:
Unrealized gain (loss) during period	4	(3)	29	4
Reclassification adjustment for (gains) losses included in net income, net	9	12	14	10
Total other comprehensive income (loss), net of tax	15	(12)	40	5
Comprehensive income including noncontrolling interest	(129)	18	173	295
Less: Comprehensive income attributable to noncontrolling interest	2	3	5	5
Comprehensive income (loss) attributable to Eastman	$(131)	$15	$168	$290
Retained Earnings
Retained earnings at beginning of period	$8,260	$8,133	$8,080	$7,965
Net earnings (loss) attributable to Eastman	(146)	27	128	285
Cash dividends declared	(94)	(89)	(188)	(179)
Retained earnings at end of period	$8,020	$8,071	$8,020	$8,071

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$609	$564
Trade receivables, net of allowance for doubtful accounts	1,293	1,033
Miscellaneous receivables	447	482
Inventories	1,501	1,379
Other current assets	95	83
Assets held for sale	793	—
Total current assets	4,738	3,541
Properties
Properties and equipment at cost	13,079	13,531
Less: Accumulated depreciation	7,898	7,982
Net properties	5,181	5,549
Goodwill	4,053	4,465
Intangible assets, net of accumulated amortization	1,390	1,792
Other noncurrent assets	736	736
Total assets	$16,098	$16,083

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,873	$1,689
Borrowings due within one year	325	349
Liabilities held for sale	97	—
Total current liabilities	2,295	2,038
Long-term borrowings	5,223	5,269
Deferred income tax liabilities	831	848
Post-employment obligations	1,051	1,143
Other long-term liabilities	670	677
Total liabilities	10,070	9,975
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 221,750,746 and 220,641,506 for 2021 and 2020, respectively)	2	2
Additional paid-in capital	2,255	2,174
Retained earnings	8,020	8,080
Accumulated other comprehensive income (loss)	(233)	(273)
	10,044	9,983
Less: Treasury stock at cost (85,968,027 shares for 2021 and 84,830,450 shares for 2020)	4,100	3,960
Total Eastman stockholders' equity	5,944	6,023
Noncontrolling interest	84	85
Total equity	6,028	6,108
Total liabilities and stockholders' equity	$16,098	$16,083

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$133	$290
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	289	280
Asset impairment charges	5	145
Loss on business held for sale	495	—
Provision for (benefit from) deferred income taxes	(28)	(20)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(361)	73
(Increase) decrease in inventories	(214)	221
Increase (decrease) in trade payables	306	(343)
Pension and other postretirement contributions (in excess of) less than expenses	(97)	(83)
Variable compensation (in excess of) less than expenses	8	(30)
Other items, net	106	74
Net cash provided by operating activities	642	607
Investing activities
Additions to properties and equipment	(198)	(196)
Acquisitions, net of cash acquired	(63)	—
Additions to capitalized software	(12)	(4)
Other items, net	(4)	(1)
Net cash used in investing activities	(277)	(201)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(25)	97
Proceeds from borrowings	—	249
Dividends paid to stockholders	(188)	(179)
Treasury stock purchases	(140)	(60)
Proceeds from stock option exercises and other items, net	38	(13)
Net cash (used in) provided by financing activities	(315)	94
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	45	500
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$609	$704

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") ASU 2019-12 Income Taxes - Simplifying the Accounting for Income Taxes: On January 1, 2021, Eastman adopted this update which is a part of the Financial Accounting Standards Board's ("FASB") initiative to reduce complexity in accounting standards. Adoption methods varied based on the specific tax items impacted. The adoption of this standard did not have a material impact on the Company's financial statements and related disclosures.

ASU 2020-01 Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815: On January 1, 2021, Eastman prospectively adopted this update which provides clarification that an entity should consider observable transactions that require the application or discontinuance of the equity method of accounting for the purposes of applying the measurement alternative and clarification that certain forward contracts and purchased options to purchase securities that, upon settlement, would be accounted for under the equity method of accounting. The adoption of this standard did not have an impact to the Company's financial statements and related disclosures.

ASU 2021-01 Reference Rate Reform (Topic 848): In January 2021, the FASB issued this update to clarify that certain optional expedients and exceptions under this topic for contract modifications and hedge accounting apply to derivatives instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (the global financial markets transition in contracts, hedging relationships, and other transactions from referencing the London Interbank Offered Rate (LIBOR) and other interbank offered rates to new reference rates). This update was effective immediately upon release. The Company has had no reference rate reform modifications to date; this update will be adopted on a prospective basis in the event of any such modifications.

Accounting Standards Issued But Not Adopted as of June 30, 2021

None applicable to Eastman.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold in second quarter 2021 and 2020 were $298 million and $411 million, respectively, and $587 million and $868 million in first six months 2021 and 2020, respectively.

2.BUSINESS HELD FOR SALE

On June 9, 2021, Eastman entered into a definitive agreement to sell rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its Additives & Functional Products ("AFP") segment. The sale does not include the Eastman Impera™ and other performance resins product lines of the tire additives business. The Company will provide certain rubber additives business transition and post-closing services on agreed terms.

The total sale price includes $725 million in cash at closing and an additional amount to be paid based on the performance of the rubber additives business post-closing through 2023. The final purchase price is subject to working capital and other adjustments at closing. The business being sold is not reported as a discontinued operation because the sale will not have a major effect on the Company's operations and financial results.
The sale, subject to regulatory approvals and satisfaction of other customary closing conditions, is expected to be completed in second half 2021. The agreement contains customary representations, warranties, and covenants of both parties including, among other things, that Eastman conduct the rubber additives business in the ordinary course consistent with past practice through the date of closing.

As of the definitive agreement date and until sale, the rubber additives business disposal group is classified as held for sale and was measured at its fair value less costs to sell resulting in a $495 million loss on the business held for sale (including a preliminary estimated total purchase price, anticipated liquidation of cumulative translation adjustment, and certain costs to sell). The fair value loss adjustment on the disposal group is reported as a component of "Assets held for sale" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The major classes of assets and liabilities of the business classified as held for sale as of June 30, 2021 were as follows:

June 30,
(Dollars in millions)	2021
Assets held for sale
Trade receivables, net of allowance for doubtful accounts	$98
Inventories	85
Other assets	11
Properties, net of accumulated depreciation	309
Goodwill	399
Intangible assets, net of accumulated amortization	381
Assets held for sale	1,283
Liabilities held for sale
Payables and other liabilities	48
Post-employment obligations	32
Other liabilities	17
Liabilities held for sale	97
Disposal group, net	$1,186
Long-lived assets and definite-lived intangible assets are not depreciated or amortized while classified as held for sale.

3.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2021	2020
Finished goods	$945	$891
Work in process	240	203
Raw materials and supplies	580	511
Total inventories at FIFO or average cost	1,765	1,605
Less: LIFO reserve	264	226
Total inventories	$1,501	$1,379

Inventories valued on the last-in, first-out ("LIFO") method were approximately 45 percent and 50 percent of total inventories at June 30, 2021 and December 31, 2020, respectively. During 2020, a $13 million LIFO decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2021	2020
Trade creditors	$1,059	$799
Accrued payroll and variable compensation	188	228
Accrued taxes	183	178
Post-employment obligations	94	138
Other	349	346
Total payables and other current liabilities	$1,873	$1,689

"Other" consists primarily of accruals for dividends payable to stockholders, interest payable, the current portion of operating lease liabilities, restructuring reserves, the current portion of environmental liabilities, and other miscellaneous accruals.

5.INCOME TAXES

	Second Quarter (1)				First Six Months
(Dollars in millions)	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$37	—	$(31)	—	$99	44%	$25	8%
(1)The calculated effective tax rates are greater than 100 percent or less than zero percent.

Second quarter and first six months 2021 effective tax rates include a $21 million decrease to the provision for income taxes from the revaluation of deferred tax liabilities as a result of business held for sale classification of certain assets. Second quarter and first six months 2020 effective tax rates included a $19 million decrease to the provision for income taxes as a result of a decrease in unrecognized tax positions and a $7 million decrease to the provision for income taxes related to estimated adjustments to certain prior year tax returns.

At June 30, 2021 and December 31, 2020, Eastman had $256 million and $257 million, respectively, in unrecognized tax benefits. At June 30, 2021, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits will decrease by $65 million during second half 2021.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in second quarter or first six months 2021 or 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2021	2020
Borrowings consisted of:
3.5% notes due December 2021	$300	$299
3.6% notes due August 2022	745	744
1.50% notes due May 2023 (1)	890	919
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	699	701
1.875% notes due November 2026 (1)	590	609
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	494	493
4.8% notes due September 2042	494	493
4.65% notes due October 2044	875	874
Commercial paper and short-term borrowings	25	50
Total borrowings	5,548	5,618
Borrowings due within one year	325	349
Long-term borrowings	$5,223	$5,269
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

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2021, the Company's commercial paper borrowings were $25 million with a weighted average interest rate of 0.15 percent. At December 31, 2020, the Company's commercial paper borrowings were $50 million with a weighted average interest rate of 0.25 percent.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In second quarter 2020, the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 coronavirus global pandemic ("COVID-19") and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both June 30, 2021 and December 31, 2020.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2021 and December 31, 2020 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily under commercial paper, equals the carrying value and is classified as Level 2. At June 30, 2021 and December 31, 2020, the fair values of total borrowings were $6.242 billion and $6.449 billion, respectively. The Company had no borrowings classified as Level 3 as of June 30, 2021 and December 31, 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

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

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each period to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total notional amount of outstanding forward starting swaps as of June 30, 2021 was $75 million.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2021 and December 31, 2020 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2021	December 31, 2020

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€471	€521
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	—
Energy (in million british thermal units)	10	17
Interest rate swaps for the future issuance of debt (in millions)	$75	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,246	€1,245

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of June 30, 2021 and December 31, 2020. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter and first six months 2021 or 2020.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are within the Unaudited Consolidated Statements of Financial Position as of June 30, 2021 and December 31, 2020.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2021 Level 2	December 31, 2020 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$14	$1
Commodity contracts	Other noncurrent assets	1	—
Foreign exchange contracts	Other current assets	2	—
Foreign exchange contracts	Other noncurrent assets	2	—
Forward starting interest rate swap contracts	Other noncurrent assets	5	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Fixed-for-floating interest rate swap	Other noncurrent assets	2	4

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	38	40
Total Derivative Assets		$65	$47

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$6
Foreign exchange contracts	Payables and other current liabilities	6	21
Foreign exchange contracts	Other long-term liabilities	3	14

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	23	51
Total Derivative Liabilities		$32	$92
Total Net Derivative Assets (Liabilities)		$33	$(45)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.5 billion at both June 30, 2021 and December 31, 2020, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

As of June 30, 2021 and December 31, 2020, the following amounts were included in the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term borrowings (1)	$772	$772	$(1)	$(1)
(1)At June 30, 2021 and December 31, 2020, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $4 million and $5 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2021 and 2020.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2021	2020	2021	2020	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Commodity contracts	$14	$19	$15	$10	$(5)	$(20)	$(5)	$(21)
Foreign exchange contracts	—	(12)	22	1	(5)	6	(10)	12
Forward starting interest rate and treasury lock swap contracts	(1)	2	6	3	(3)	(3)	(5)	(5)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(19)	(30)	50	3	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(10)	(19)	32	(1)	—	—	—	—
Cross-currency interest rate swaps excluded component	6	(3)	(5)	38	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter 2021 and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,653	$1,972	$51	$1,924	$1,553	$55

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(3)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(5)			(20)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(5)			6

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first six months 2021 and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$5,062	$3,783	$101	$4,165	$3,217	$107

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(5)			(5)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(5)			(21)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(10)			12

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $5 million during second quarter 2021 and a net gain of $1 million during second quarter 2020, and recognized no gain or loss during first six months 2021 and a net gain of $8 million during first six months 2020.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $135 million and $270 million at June 30, 2021 and December 31, 2020, respectively. Losses in AOCI decreased between June 30, 2021 and December 31, 2020 primarily as a result of a decrease in foreign currency exchange rates associated with the euro. If recognized, approximately $2 million in pre-tax gains, as of June 30, 2021, would be reclassified into earnings during the next 12 months.

8.RETIREMENT PLANS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$5	$6	$4	$—	$—
Interest cost	9	3	14	3	3	4
Expected return on assets	(31)	(10)	(33)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(10)	(9)
Net periodic benefit (credit) cost	$(16)	$(2)	$(13)	$(1)	$(8)	$(6)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$9	$13	$8	$—	$—
Interest cost	18	6	28	7	6	9
Expected return on assets	(63)	(19)	(67)	(16)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(19)	(19)
Net periodic benefit (credit) cost	$(32)	$(4)	$(26)	$(1)	$(15)	$(12)

9.LEASES AND OTHER COMMITMENTS

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At June 30, 2021 and December 31, 2020, operating right-to-use assets of $159 million and $185 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $9 million at both periods of assets previously classified as lease intangibles and $8 million and $9 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2021, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2021	$31
2022	48
2023	34
2024	20
2025	13
2026 and beyond	31
Total lease payments	177
Less: amounts of lease payments representing interest	16
Present value of future lease payments	161
Less: current obligations under leases	53
Long-term lease obligations	$108

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning fourth quarter 2021. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

Lease costs during the period and other information is provided below:

	Second Quarter		First Six Months
(Dollars in millions)	2021	2020	2021	2020
Lease costs:
Operating lease costs	$18	$18	$36	$37
Short-term lease costs	11	10	19	19
Sublease income	(1)	(1)	(2)	(2)
Total	$28	$27	$53	$54

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$18	$18	$35	$36
Right-to-use assets obtained in exchange for new lease liabilities	$26	$14	$34	$30

Weighted-average remaining lease term, in years			5	5
Weighted-average discount rate			3.5%	3.9%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future liquidity or financial position. The Company's net reserve for environmental contingencies were $286 million and $285 million at June 30, 2021 and December 31, 2020, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" in the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2021	December 31, 2020
Environmental contingencies, current	$15	$15
Environmental contingencies, long-term	271	270
Total	$286	$285

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $258 million to the maximum of $482 million and from the best estimate or minimum of $257 million to the maximum of $501 million at June 30, 2021 and December 31, 2020, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both June 30, 2021 and December 31, 2020.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included within "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first six months 2021 and full year 2020 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2019	$260
Changes in estimates recognized in earnings and other	7
Cash reductions	(10)
Balance at December 31, 2020	257
Changes in estimates recognized in earnings and other	7
Cash reductions	(6)
Balance at June 30, 2021	$258

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $28 million at both June 30, 2021 and December 31, 2020.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets at Pace, Florida and Oulu, Finland. These recognized non-environmental asset retirement obligations were $51 million at both June 30, 2021 and December 31, 2020, and is included as part of "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

11.LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter 2021 and 2020 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$2	$2,219	$8,260	$(248)	$(4,000)	$6,233	$86	$6,319
Net Earnings	—	—	(146)	—	—	(146)	2	(144)
Cash Dividends Declared (1) ($0.69 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	15	—	15	—	15
Share Based Compensation Expense (2)	—	18	—	—	—	18	—	18
Stock Option Exercises	—	21	—	—	—	21	—	21
Other	—	(3)	—	—	—	(3)	—	(3)
Share Repurchase	—	—	—	—	(100)	(100)	—	(100)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2020	$2	$2,109	$8,133	$(197)	$(3,930)	$6,117	$75	$6,192
Net Earnings	—	—	27	—	—	27	3	30
Cash Dividends Declared (1) ($0.66 per share)	—	—	(89)	—	—	(89)	—	(89)
Other Comprehensive Income (Loss)	—	—	—	(12)	—	(12)	—	(12)
Share Based Compensation Expense (2)	—	5	—	—	—	5	—	5
Stock Option Exercises	—	3	—	—	—	3	—	3
Other	—	—	—	—	—	—	2	2
Share Repurchase	—	—	—	—	(30)	(30)	—	(30)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first six months 2021 and 2020 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	128	—	—	128	5	133
Cash Dividends Declared (1) ($1.38 per share)	—	—	(188)	—	—	(188)	—	(188)
Other Comprehensive Income (Loss)	—	—	—	40	—	40	—	40
Share-Based Compensation Expense (2)	—	40	—	—	—	40	—	40
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	(18)	—	—	—	(18)	(1)	(19)
Share Repurchases	—	—	—	—	(140)	(140)	—	(140)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	285	—	—	285	5	290
Cash Dividends Declared (1) ($1.32 per share)	—	—	(179)	—	—	(179)	—	(179)
Other Comprehensive Income (Loss)	—	—	—	5	—	5	—	5
Share-Based Compensation Expense (2)	—	20	—	—	—	20	—	20
Stock Option Exercises	—	3	—	—	—	3	—	3
Other (3)	—	(11)	—	—	—	(11)	1	(10)
Share Repurchases	—	—	—	—	(60)	(60)	—	(60)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(264)	$106	$(55)	$(1)	$(214)
Period change	(29)	(19)	(11)	—	(59)
Balance at December 31, 2020	(293)	87	(66)	(1)	(273)
Period change	11	(14)	43	—	40
Balance at June 30, 2021	$(282)	$73	$(23)	$(1)	$(233)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$9	$9	$(14)	$(14)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(7)	(9)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	6	4	(5)	(3)
Reclassification adjustment for (gains) losses included in net income, net	12	9	17	12
Total other comprehensive income (loss)	$17	$15	$(11)	$(12)

	First Six Months
	2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$11	$11	$5	$5
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(19)	(14)	(19)	(14)
Derivatives and hedging:
Unrealized gain (loss) during period	39	29	5	4
Reclassification adjustment for (gains) losses included in net income, net	19	14	14	10
Total other comprehensive income (loss)	$50	$40	$5	$5

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator
Earnings attributable to Eastman, net of tax	$(146)	$27	$128	$285

Denominator
Weighted average shares used for basic EPS	135.9	135.3	136.0	135.6
Dilutive effect of stock options and other awards (1)	—	0.8	1.8	0.8
Weighted average shares used for diluted EPS	135.9	136.1	137.8	136.4

(Calculated using whole dollars and shares)
EPS
Basic	$(1.07)	$0.20	$0.94	$2.10
Diluted	$(1.07)	$0.20	$0.93	$2.09
(1)Dilutive effect is not applicable in periods with a net loss.

Shares underlying stock options excluded from second quarter 2021 and 2020 calculations of diluted EPS were 327,782 and 3,735,978, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Second quarter 2021 and 2020 reflect share repurchases of 833,580 and 623,751, respectively.

No shares underlying stock options were excluded from first six months 2021 calculation of diluted EPS. First six months 2020 calculation of diluted EPS excluded 3,920,216 shares underlying stock options because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First six months 2021 and 2020 reflect share repurchases of 1,188,375 and 1,134,052, respectively.

The Company declared cash dividends of $0.69 and $0.66 per share for second quarter 2021 and 2020, respectively, and $1.38 and $1.32 per share for first six months 2021 and 2020, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
Tangible Asset Impairments	2021	2020	2021	2020
Site optimizations
AFP - Tire additives (1)	$4	$5	$4	$5
AM - Advanced interlayers (2)	1	—	1	—
AM - Performance films (3)	—	—	—	4
AFP - Animal nutrition (4)	—	—	—	3
Discontinuation of growth initiatives (5)	—	8	—	8
	5	13	5	20
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition (4)	—	—	(1)	—
	—	—	(1)	—
Intangible Asset Impairments
AFP - Tradenames (6)	—	123	—	123
AFP - Customer relationships (7)	—	—	—	2
	—	123	—	125
Severance Charges
CI & AFP - Singapore (8)	—	2	—	3
Site optimizations
AM - Advanced interlayers (2)	—	—	1	—
AM - Performance films (3)	—	—	—	3
AFP - Animal nutrition (4)	—	—	—	1
	—	2	1	7
Other Restructuring Costs
Discontinuation of growth initiatives contract termination fees (5)	—	3	—	3
CI & AFP - Singapore (8)	8	—	13	—
Site optimizations
AM - Advanced interlayers (2)	2	—	2	—
AFP - Tire additives (1)	—	—	2	—
	10	3	17	3

Total	$15	$141	$22	$155

(1)Asset impairments and site closure costs in the AFP segment from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Asset impairments, severance charges, and site closure costs in the Advanced Materials ("AM") segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first six months 2021 related to the closure of this facility. Management expects total charges of up to $30 million for the closure of this facility, primarily reported in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, of which $13 million was recognized in 2020.
(3)Fixed asset impairments and severance in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(4)Fixed asset impairments, net and severance in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(5)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including AvraTM performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
(6)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the CrystexTM and SantoflexTM tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments were primarily the result of weakened demand in the transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(7)Intangible asset impairment charge in the AFP segment for customer relationships.
(8)Severance charges in second quarter and first six months 2020 of $2 million and $1 million, respectively, in the Chemical Intermediates ("CI") segment, contract termination fees in second quarter 2021 of $7 million and $1 million in the CI segment and AFP segment, respectively, and site closure costs in first six months 2021 of $4 million and $1 million in the CI and AFP segments, respectively, resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. Excluding the fixed asset impairments in 2019, restructuring charges of up to $50 million are expected for this closure, of which $6 million was recognized in 2020.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first six months 2021 and full year 2020:

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2021
Non-cash charges	$—	$5	$(5)	$—	$—
Severance costs	65	1	—	(38)	28
Other restructuring costs	14	16	1	(9)	22
Total	$79	$22	$(4)	$(47)	$50

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	65	1	(18)	65
Other restructuring costs	11	17	—	(14)	14
Total	$28	$227	$(144)	$(32)	$79

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2021 and 2020, $18 million and $5 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2021 and 2020 net earnings of $13 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2021 and 2020, $40 million and $20 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2021 and 2020 net earnings of $30 million and $15 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional information regarding share-based compensation plans and awards, see Note 17, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K and "Item 3 - Approval of the 2021 Omnibus Stock Compensation Plan" and "Appendix A - 2021 Omnibus Stock Compensation Plan" of the Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders filed on March 25, 2021 and amended on April 13, 2021.

16.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Six Months
	2021	2020
Other current assets	$(33)	$11
Other noncurrent assets	8	9
Payables and other current liabilities	69	(7)
Long-term liabilities and equity	62	61
Total	$106	$74

The above changes resulted primarily from accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, equity investment dividends, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

17.SEGMENT AND REGIONAL SALES INFORMATION

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

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2021	2020	2021	2020
Additives & Functional Products	$925	$685	$1,796	$1,507
Advanced Materials	769	567	1,485	1,182
Chemical Intermediates	736	461	1,341	1,053
Fibers	223	211	440	423
Total Sales	$2,653	$1,924	$5,062	$4,165

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Earnings (Loss) Before Interest and Taxes by Segment	2021	2020	2021	2020
Additives & Functional Products	$(368)	$(56)	$(233)	$87
Advanced Materials	150	64	296	164
Chemical Intermediates	137	20	206	100
Fibers	37	46	82	99
Total Earnings Before Interest and Taxes by Operating Segment	(44)	74	351	450
Other
Growth initiatives and businesses not allocated to operating segments	(39)	(28)	(68)	(51)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	20	54	41
Asset impairments and restructuring charges, net	—	(11)	—	(11)
Other income (charges), net not allocated to operating segments	—	(1)	(4)	(7)
Total Earnings Before Interest and Taxes	$(56)	$54	$333	$422

(Dollars in millions)	June 30,	December 31,
Assets by Segment (1)	2021	2020
Additives & Functional Products	$5,952	$6,238
Advanced Materials	4,322	4,345
Chemical Intermediates	2,889	2,614
Fibers	991	978
Total Assets by Operating Segment	14,154	14,175
Corporate Assets	1,944	1,908
Total Assets	$16,098	$16,083
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Customer Location	2021	2020	2021	2020
United States and Canada	$1,197	$786	$2,201	$1,766
Asia Pacific	611	523	1,219	1,018
Europe, Middle East, and Africa	688	526	1,344	1,157
Latin America	157	89	298	224
Total Sales	$2,653	$1,924	$5,062	$4,165

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2020 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closure, or shutdowns of businesses or assets, financing transaction costs, and mark-to-market losses or gains for pension and other postretirement benefit plans.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net,
•Preliminary loss on business held for sale; and
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization.

As described above, the alternative non-GAAP measures of cash flow, "free cash flow", and of debt, "net debt", are also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2021	2020	2021	2020
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$15	$141	$22	$155
Loss on business held for sale	495	—	495	—
Accelerated depreciation	—	—	4	—
Total non-core items impacting earnings before interest and taxes	510	141	521	155
Less: Items impacting provision for income taxes:
Tax effect of non-core items	33	33	35	36
Interim adjustment to tax provision	(8)	19	(18)	11
Total items impacting provision for income taxes	25	52	17	47
Total items impacting net earnings attributable to Eastman	$485	$89	$504	$108

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

The Company generated sales revenue of $2.7 billion and $1.9 billion in second quarter 2021 and 2020, respectively, and $5.1 billion and $4.2 billion in first six months 2021 and 2020, respectively. Loss before interest and taxes was $56 million in second quarter 2021 and EBIT was $54 million in second quarter 2020, and $333 million and $422 million in first six months 2021 and 2020, respectively. Excluding the non-core items identified in "Non-GAAP Financial Measures", adjusted EBIT was $454 million and $195 million in second quarter 2021 and 2020, respectively, and $854 million and $577 million in first six months 2021 and 2020, respectively. Sales revenue increased in second quarter and first six months 2021 compared to second quarter and first six months 2020 primarily due to higher sales volume and higher selling prices. Compared to first quarter 2021, sales revenue increased by 10 percent primarily due to higher selling prices. Adjusted EBIT increased primarily due to higher sales volume and a favorable product mix, particularly in the AM and AFP segments, and higher selling prices more than offsetting higher raw material and energy costs in the CI segment. Compared to first quarter 2021, adjusted EBIT increased primarily due to higher selling prices more than offsetting higher raw material and energy costs in the CI segment, partially offset by planned manufacturing site maintenance costs.

In second quarter and first six months 2020, capacity utilization was substantially lower due to lower sales volume resulting from the impact of the COVID-19 coronavirus global pandemic ("COVID-19") and the Company's focus on maximizing cash generation by reducing inventories, which reduced EBIT, particularly in the AM segment. As a result, cost reduction actions, including reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, totaled approximately $60 million and $150 million in second quarter and full year 2020, respectively, with approximately 60 percent presented in "Cost of Sales" and approximately 40 percent in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. In second quarter and first six months 2021, adjusted EBIT increased significantly as demand across key end-markets affected by COVID-19 are recovering, resulting in higher sales volume and more favorable product mix, led by increased sales of specialty products in the AM and AFP segments. In first six months 2021, capacity utilization was higher due to increased sales volume and inventory quantities approximating demand levels resulting in increased adjusted EBIT in all segments, except the Fibers segment.

As previously reported, in the second quarter 2021 the Company entered into a definitive agreement to sell rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its AFP segment for $725 million in cash with an additional amount of up to $75 million to be paid based on the performance of the rubber additives business post-closing through 2023. The sale does not include the Eastman Impera™ and other performance resins product lines of the tire additives business. See Note 2, "Business Held for Sale", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings (loss) and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings (loss) attributable to Eastman	$(146)	$(1.07)	$27	$0.20
Total non-core items, net of tax	477	3.47	108	0.79
Interim adjustment to tax provision	8	0.06	(19)	(0.14)
Adjusted net earnings	$339	$2.46	$116	$0.85

	First Six Months
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$128	$0.93	$285	$2.09
Total non-core and unusual items, net of tax	486	3.53	119	0.87
Interim adjustment to tax provision	18	0.13	(11)	(0.08)
Adjusted net earnings	$632	$4.59	$393	$2.88

Cash provided by operating activities was $642 million and $607 million in first six months 2021 and 2020, respectively. Free cash flow was $444 million and $411 million in first six months 2021 and 2020, respectively.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Sales	$2,653	$1,924	$729	38%	$5,062	$4,165	$897	22%
Volume / product mix effect			380	20%			427	10%
Price effect			300	16%			377	9%
Exchange rate effect			49	2%			93	3%

Sales revenue increased in second quarter and first six months 2021 compared to second quarter and first six months 2020 as a result of increases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Gross profit	$681	$371	84%	$1,279	$948	35%
Accelerated depreciation	—	—		4	—
Gross profit excluding non-core item	$681	$371	84%	$1,283	$948	35%

Gross profit in first six months 2021 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding this non-core item, gross profit increased in second quarter and first six months 2021 compared to second quarter and first six months 2020 as a result of increases in all operating segments, except the Fibers segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$202	$155	30%	$386	$315	23%

SG&A expenses increased in second quarter 2021 compared to second quarter 2020 primarily as a result of higher variable compensation costs, including for incentive compensation based on annual business performance, and higher discretionary spending corresponding to strengthened business and market conditions. SG&A expenses increased in first six months 2021 compared to first six months 2020 primarily as a result of higher variable compensation costs, including for incentive compensation based on annual business performance and deferred compensation with returns based on financial market performance.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Research and development expenses	$63	$52	21%	$121	$113	7%

R&D expenses increased in second quarter and first six months 2021 compared to second quarter and first six months 2020 primarily due to higher growth initiative project costs, particularly in the AM and AFP segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Second Quarter		First Six Months
Tangible Asset Impairments	2021	2020	2021	2020
Site optimizations
AFP - Tire additives (1)	$4	$5	$4	$5
AM - Advanced interlayers (2)	1	—	1	—
AM - Performance films (3)	—	—	—	4
AFP - Animal nutrition (4)	—	—	—	3
Discontinuation of growth initiatives (5)	—	8	—	8
	5	13	5	20
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition (4)	—	—	(1)	—
	—	—	(1)	—
Intangible Asset Impairments
AFP - Tradenames (6)	—	123	—	123
AFP - Customer relationships (7)	—	—	—	2
	—	123	—	125
Severance Charges
CI & AFP - Singapore (8)	—	2	—	3
Site optimizations
AM - Advanced interlayers (2)	—	—	1	—
AM - Performance films (3)	—	—	—	3
AFP - Animal nutrition (4)	—	—	—	1
	—	2	1	7
Other Restructuring Costs
Discontinuation of growth initiatives contract termination fees (5)	—	3	—	3
CI & AFP - Singapore (8)	8	—	13	—
Site optimizations
AM - Advanced interlayers (2)	2	—	2	—
AFP - Tire additives (1)	—	—	2	—
	10	3	17	3

Total	$15	$141	$22	$155

(1)Asset impairments and site closure costs in the AFP segment from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Asset impairments, severance charges, and site closure costs in the AM segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first six months 2021 related to the closure of this facility. Management expects total charges of up to $30 million for the closure of this facility, primarily reported in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, of which $13 million was recognized in 2020.
(3)Fixed asset impairments and severance in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(4)Fixed asset impairments, net and severance in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(5)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including AvraTM performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
(6)Intangible asset impairment charges in the AFP segment tire additives business to reduce the carrying values of the CrystexTM and SantoflexTM tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments were primarily the result of weakened demand in the transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(7)Intangible asset impairment charge in the AFP segment for customer relationships.
(8)Severance charges in second quarter and first six months 2020 of $2 million and $1 million, respectively, in the CI segment, contract termination fees in second quarter 2021 of $7 million and $1 million in the CI segment and AFP segment, respectively, and site closure costs in first six months 2021 of $4 million and $1 million in the CI and AFP segments, respectively, resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. Excluding the fixed asset impairments in 2019, restructuring charges of up to $50 million are expected for this closure, of which $6 million was recognized in 2020.

For more information regarding asset impairments and restructuring charges, net see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2021	2020	2021	2020
Other components of post-employment (benefit) cost, net	$(37)	$(30)	$(73)	$(60)

For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2021	2020	2021	2020
Foreign exchange transaction (gains) losses, net	$1	$1	$5	$6
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(4)	(9)	(7)
Other, net	1	2	(1)	4
Other (income) charges, net	$(1)	$(1)	$(5)	$3

For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings (Loss) Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Earnings (loss) before interest and taxes	$(56)	$54	(204)%	$333	$422	(21)%
Asset impairments and restructuring charges, net	15	141		22	155
Loss on business held for sale	495	—		495	—
Accelerated depreciation	—	—		4	—
Earnings before interest and taxes excluding non-core items	$454	$195	133%	$854	$577	48%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Gross interest costs	$52	$56	(7)%	$104	$110	(5)%
Less: Capitalized interest	1	1		2	2
Interest expense	51	55		102	108
Less: Interest income	—	—		1	1
Net interest expense	$51	$55	(7)%	$101	$107	(6)%

Net interest expense decreased primarily as a result of lower total borrowings.

Provision for Income Taxes

	Second Quarter				First Six Months
	2021		2020		2021		2020
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$37	—	$(31)	—	$99	44%	$25	8%
Tax provision for non-core items (1)	33		33		35		36
Interim adjustment to tax provision (2)	(8)		19		(18)		11
Adjusted provision for income taxes and effective tax rate	$62	16%	$21	16%	$116	16%	$72	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter 2021 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2020 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2021 and 2020 are calculated applying the forecasted full year effective tax rates as shown below.

	First Six Months (1)
	2021	2020
Effective tax rate	44%	8%
Discrete tax items (2)	—%	1%
Tax impact of current year non-core items (3)	(25)%	7%
Changes in tax contingencies and valuation allowances	—%	2%
Forecasted full year impact of expected tax events	(3)%	(2)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent for first six months 2021 and 2020.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings (Loss) Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings (loss) and diluted earnings per share attributable to Eastman	$(146)	$(1.07)	$27	$0.20
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	12	0.09	108	0.79
Loss on business held for sale	465	3.38	—	—
Interim adjustment to tax provision	8	0.06	(19)	(0.14)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$339	$2.46	$116	$0.85

	First Six Months
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$128	$0.93	$285	$2.09
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	18	0.13	119	0.87
Loss on business held for sale	465	3.38	—	—
Accelerated depreciation	3	0.02	—	—
Interim adjustment to tax provision	18	0.13	(11)	(0.08)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$632	$4.59	$393	$2.88
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

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$925	$685	$240	35%	$1,796	$1,507	$289	19%
Volume / product mix effect			154	23%			176	12%
Price effect			64	9%			69	4%
Exchange rate effect			22	3%			44	3%

Earnings (loss) before interest and taxes	$(368)	$(56)	$(312)	(557)%	$(233)	$87	$(320)	(368)%
Loss on business held for sale	495	—	495		495	—	495
Asset impairments and restructuring charges, net	5	128	(123)		7	134	(127)
Earnings before interest and taxes excluding non-core items	132	72	60	83%	269	221	48	22%

Sales revenue in second quarter and first six months 2021 increased compared to second quarter and first six months 2020 primarily due to higher sales volume. This increase was primarily due to strengthened demand and improved market conditions for coatings and inks additives and tire additives products sold in transportation, building and construction, and durable goods end-markets, resulting in a more favorable product mix.

Second quarter and first six months 2021 loss before interest and taxes included a loss on business held for sale and asset impairments and restructuring charges resulting from a manufacturing facility closure, contract termination fees, discontinued production of certain products, and a gain on the sale of impaired assets. Second quarter 2020 loss before interest and taxes and first six months 2020 EBIT included asset impairment and restructuring charges resulting from the impairment of tradenames and, customer relationships, and the closure of manufacturing facilities. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding these non-core items, EBIT increased in second quarter and first six months 2021 compared to second quarter and first six months 2020 primarily due to $98 million and $124 million, respectively, of higher sales volume. This increase was partially reduced by higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $16 million and $43 million, respectively, and $13 million and $20 million, respectively, of higher manufacturing costs, primarily due to planned manufacturing site maintenance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2021		Change
	Second Quarter	First Quarter	$	%
(Dollars in millions)
Sales	$925	$871	$54	6%
Volume / product mix effect			—	—%
Price effect			55	6%
Exchange rate effect			(1)	—%

Earnings (loss) before interest and taxes	$(368)	$135	$(503)	(373)%
Loss on business held for sale	495	—	495
Asset impairments and restructuring charges, net	5	2	3
Earnings before interest and taxes excluding non-core items	132	137	(5)	(4)%

Sales revenue in second quarter 2021 increased compared to first quarter 2021 primarily due to higher selling prices, resulting from higher raw material prices.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for first quarter 2021 for description of first quarter 2021 non-core items. Excluding these non-core items, EBIT decreased in second quarter 2021 compared to first quarter 2021 primarily due to $20 million of planned manufacturing site maintenance costs, partially offset by higher selling prices offsetting higher raw material and energy costs by $8 million and $5 million favorable product mix from sales of specialty products.

In April 2021, the Company completed the acquisition of 3F Food & Feed ("3F"), a manufacturer of additives for animal feed and human food for a preliminary purchase price of approximately $65 million, net of cash acquired. The acquisition of 3F is expected to enhance continued global growth of the AFP segment animal nutrition product lines.

In June 2021, Eastman entered into a definitive agreement to sell the rubber additives business of the AFP segment. Sales revenue for the tire additives product line represented 14 percent of 2020 AFP segment sales. See "Overview".

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$769	$567	$202	36%	$1,485	$1,182	$303	26%
Volume / product mix effect			177	31%			271	23%
Price effect			9	2%			(1)	—%
Exchange rate effect			16	3%			33	3%

Earnings before interest and taxes	$150	$64	$86	134%	$296	$164	$132	80%
Asset impairments and restructuring charges, net	3	—	3		4	7	(3)
Accelerated depreciation	—	—	—		4	—	4
Earnings before interest and taxes excluding non-core items	153	64	89	139%	304	171	133	78%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2021 increased compared to second quarter and first six months 2020 primarily due to higher sales volume of advanced interlayers products sold into transportation end-markets, stronger demand in durables goods and electronics end-markets for specialty plastics products, and higher sales volume of performance films premium automotive products, resulting in a more favorable product mix.

Second quarter and first six months 2021 EBIT included asset impairments and restructuring charges resulting from a manufacturing facility closure. First six months 2021 and first six months 2020 EBIT included accelerated depreciation and asset impairment and restructuring charges, respectively, from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT increased in second quarter 2021 compared to second quarter 2020. Several manufacturing facilities were temporarily idled in second quarter 2020, resulting in certain manufacturing costs being recognized in second quarter 2020 rather than being assigned to products in inventory and then recognized over several periods. The increase was primarily due to $138 million of higher sales volume and a favorable product mix and lower manufacturing costs. These lower costs were partially reduced by higher distribution costs and higher raw material and energy costs offsetting higher selling prices by $36 million.
Excluding these non-core items, EBIT increased in first six months 2021 compared to first six months 2020 primarily due to $184 million of higher sales volume and a favorable product mix, partially offset by higher distribution costs and higher raw material and energy costs totaling $47 million.

	2021		Change
	Second Quarter	First Quarter	$	%
(Dollars in millions)
Sales	$769	$716	$53	8%
Volume / product mix effect			34	5%
Price effect			20	3%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$150	$146	$4	3%
Asset impairments and restructuring charges, net	3	1	2
Accelerated depreciation	—	4	(4)
Earnings before interest and taxes excluding non-core items	153	151	2	1%
Sales revenue in second quarter 2021 increased compared to first quarter 2021 primarily due to higher sales volume and higher selling prices. Higher sales volume was primarily due to stronger demand for specialty plastics in durable goods end-markets. Higher selling prices resulted from strong end-market demand for specialty plastics products and higher raw material and distribution prices.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for first quarter 2021 for description of first quarter 2021 non-core items. Excluding these non-core items, EBIT increased in second quarter 2021 compared to first quarter 2021 primarily due to $25 million of higher sales volume, partially reduced by higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $11 million and $9 million of higher growth initiative project costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$736	$461	$275	60%	$1,341	$1,053	$288	27%
Volume / product mix effect			34	7%			(40)	(4)%
Price effect			232	51%			315	30%
Exchange rate effect			9	2%			13	1%

Earnings before interest and taxes	$137	$20	$117	585%	$206	$100	$106	106%
Asset impairments and restructuring charges, net	7	2	5		11	3	8
Earnings before interest and taxes excluding non-core item	144	22	122	555%	217	103	114	111%

Sales revenue in second quarter 2021 increased compared to second quarter 2020 primarily due to higher selling prices, resulting from higher raw material prices.

Sales revenue in first six months 2021 increased compared to first six months 2020 primarily due to higher selling prices, resulting from higher raw material prices. This increase was partially offset by lower sales volume, primarily due to the discontinued production of certain products at the Singapore manufacturing facility.

Second quarter and first six months 2021 and second quarter and first six months 2020 EBIT included restructuring charges resulting from the discontinued production of certain products. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding this non-core item, EBIT increased in second quarter 2021 compared to second quarter 2020 primarily due to higher selling prices offsetting higher raw material and energy costs by $114 million.

Excluding this non-core item, EBIT increased in first six months 2021 compared to first six months 2020 primarily due to higher selling prices offsetting higher raw material and energy costs by $131 million, partially offset by $18 million of lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2021		Change
	Second Quarter	First Quarter	$	%
(Dollars in millions)
Sales	$736	$605	$131	22%
Volume / product mix effect			18	3%
Price effect			113	19%
Exchange rate effect			—	—%

Earnings before interest and taxes	$137	$69	$68	99%
Asset impairments and restructuring charges, net	7	4	3
Earnings before interest and taxes excluding non-core item	144	73	71	97%

Sales revenue in second quarter 2021 increased compared to first quarter 2021 primarily due to higher selling prices, resulting from higher raw material prices.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for first quarter 2021 for description of first quarter 2021 non-core item. Excluding this non-core item, EBIT increased in second quarter 2021 compared to first quarter 2021 primarily due to higher selling prices offsetting higher raw material and energy costs by $83 million, partially attributed to the impact of Winter Storm Uri. This increase was partially offset by $9 million of planned manufacturing site maintenance costs.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$223	$211	$12	6%	$440	$423	$17	4%
Volume / product mix effect			15	7%			20	5%
Price effect			(5)	(2)%			(6)	(1)%
Exchange rate effect			2	1%			3	—%

Earnings before interest and taxes	$37	$46	$(9)	(20)%	$82	$99	$(17)	(17)%

Sales revenue in second quarter and first six months 2021 increased compared to second quarter and first six months 2020 primarily due to higher sales volume of textile products attributed to strengthened end-market demand. Acetate tow sales volume was relatively unchanged.
EBIT decreased in second quarter and first six months 2021 compared to second quarter and first six months 2020 primarily due to lower selling prices and higher raw material and energy costs totaling $8 million and $12 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2021		Change
	Second Quarter	First Quarter	$	%
(Dollars in millions)
Sales	$223	$217	$6	3%
Volume / product mix effect			6	3%
Price effect			—	—%
Exchange rate effect			—	—%

Earnings before interest and taxes	$37	$45	$(8)	(18)%
Sales revenue in second quarter 2021 increased compared to first quarter 2021 primarily due to higher sales volume, resulting from strengthened textile products end-market demand.
EBIT decreased in second quarter 2021 compared to first quarter 2021 primarily due to $4 million of planned manufacturing site maintenance costs and $4 million of higher raw material and energy costs.

Other

	Second Quarter		First Six Months
	2021	2020	2021	2020
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(39)	$(28)	$(68)	$(51)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	20	54	41
Asset impairments and restructuring charges, net	—	(11)	—	(11)
Other income (charges), net not allocated to operating segments	—	(1)	(4)	(7)
Loss before interest and taxes	$(12)	$(20)	$(18)	$(28)
Asset impairments and restructuring charges, net	—	11	—	11
Loss before interest and taxes excluding non-core items	(12)	(9)	(18)	(17)

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In second quarter and first six months 2020, the Company recognized $8 million of asset impairments and $3 million in contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including AvraTM performance fibers.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
United States and Canada	$1,197	$786	$411	52%	$2,201	$1,766	$435	25%
Asia Pacific	611	523	88	17%	1,219	1,018	201	20%
Europe, Middle East, and Africa	688	526	162	31%	1,344	1,157	187	16%
Latin America	157	89	68	76%	298	224	74	33%
Total Eastman Chemical Company	$2,653	$1,924	$729	38%	$5,062	$4,165	$897	22%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased 38 percent and 22 percent, respectively in second quarter and first six months 2021 compared to second quarter and first six months 2020 due to increases in sales revenue across all regions. Higher sales revenue was primarily due to higher sales volume (up 20 percent and 10 percent, respectively) and higher selling prices (up 16 percent and 9 percent, respectively) across all regions. The most significant increase in sales revenue occurred in United States and Canada, primarily due to higher selling prices and sales volume in the CI and AFP segments. The increase in Asia Pacific was partially offset by lower sales volume in the CI segment primarily resulting from the previously reported discontinued production at the Singapore manufacturing facility.

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

	First Six Months
(Dollars in millions)	2021	2020
Net cash provided by (used in)
Operating activities	$642	$607
Investing activities	(277)	(201)
Financing activities	(315)	94
Effect of exchange rate changes on cash and cash equivalents	(5)	—
Net change in cash and cash equivalents	45	500
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$609	$704

Cash provided by operating activities increased $35 million in first six months 2021 compared with first six months 2020 due to higher net earnings excluding loss on business held for sale partially offset by higher increases in net working capital (trade receivables, inventories, and trade payables) primarily due to improved economic and business conditions.

Cash used in investing activities increased $76 million in first six months 2021 compared with first six months 2020 primarily due to an acquisition in the AFP segment.

Cash used in financing activities was $315 million in first six months 2021 compared to $94 million cash provided by financing activities in first six months 2020, primarily due to lower net proceeds from borrowings, primarily the Term Loan borrowings, and a net decrease in commercial paper borrowings.

	First Six Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$642	$607
Capital expenditures	(198)	(196)
Free cash flow	$444	$411

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with our past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2021 and 2020 were $298 million and $411 million, respectively, and $587 million and $868 million in first six months 2021 and 2020, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $162 million and $150 million of these receivables would have been outstanding as of June 30, 2021 and December 31, 2020, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

At June 30, 2021, the Company's borrowings totaled $5.5 billion with various maturities. The Company plans to repay the $300 million principal amount of the 3.5% notes due December 2021 at maturity in fourth quarter of 2021 using available cash. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

See Note 9, "Leases and Other Commitments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding operating leases, purchase commitments, and guarantees.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K for information on other commitments.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At June 30, 2021, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2021, the Company's commercial paper borrowings were $25 million with a weighted average interest rate of 0.15 percent. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2021 and December 31, 2020. As previously reported, in second quarter 2020 the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 pandemic and added a new restrictive covenant prohibiting stock repurchases through June 30, 2021 in the event certain financial ratios were exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility. The total amount of available borrowings under the Credit Facility was $1.50 billion as of June 30, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	June 30,	December 31,
(Dollars in millions)	2021	2020
Total borrowings	$5,548	$5,618
Less: Cash and cash equivalents	609	564
Net debt (1)	$4,939	$5,054
(1)Includes a non-cash decrease of $48 million in 2021 and a non-cash increase of $132 million in 2020 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $198 million and $196 million in first six months 2021 and 2020, respectively. Capital expenditures in first six months 2021 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2021 capital expenditures will be between $500 million and $525 million.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. During first six months 2021, the Company repurchased 1,188,375 shares of common stock for a cost of $140 million. As of June 30, 2021, a total of 9,075,591 shares have been repurchased under this authorization for a total amount of $773 million.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

In 2021, management expects adjusted EPS to be between $8.80 and $9.20 and free cash flow to be greater than $1.1 billion. These expectations assume:
•continued economic activity recovery from the impact of COVID-19;
•increased sales volume, improved product mix, and above-market growth across specialty product lines due to innovation-driven growth model and continued recovery in key end-markets;
•lower costs from improved capacity utilization in 2021 due to aggressive inventory actions in 2020;
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
•capital expenditures between $500 million and $525 million;
•depreciation and amortization of approximately $540 million; and
•completion of the rubber additives business divestiture during second half 2021.

In addition, the Company expects net debt reduction of approximately $300 million and share repurchases of approximately $400 million.

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

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, as a company which operates and sells products worldwide, uncertainty in the global economy and global capital markets (including resulting from the continuing COVID-19 pandemic) have impacted and may adversely impact demand for certain Eastman products and, accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the global COVID-19 pandemic, which has adversely impacted cost and availability of commodities, natural disasters, plant interruptions, supply chain disruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities could adversely impact, both the cost and availability of these commodities.

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

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, manufacturing operations and earnings have previously been negatively impacted by the 2017 coal gasification explosion at the Kingsport manufacturing facility and the 2018 third-party supplier operational disruptions at the Texas City and Longview, Texas manufacturing facilities.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K, the carrying values of goodwill and certain assets from acquisitions may, as has been the case for certain acquired assets primarily in the AFP segment, be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business resulting in a loss of focus on the successful operation of the Company's existing businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business into Eastman or that the integration efforts will not achieve the expected benefits.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions, including associated with physical impacts of climate change, could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Specifically, future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct and indirect compliance costs. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of June 30, 2021, a total of 9,075,591 shares have been repurchased under this authorization for a total amount of $723 million. During first six months 2021, the Company repurchased 1,188,375 shares of common stock for a cost of $140 million. For additional information, see Note 12, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1-30, 2021	354,831	$112.73	354,831	$1.287	billion
May 1-31, 2021	478,749	$125.33	478,749	$1.227	billion
June 1-30, 2021	—	$—	—	$1.227	billion
Total	833,580	$119.96	833,580
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

EXHIBIT INDEX
Exhibit Number	Description
4.14	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.15	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.16	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01	2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2021 Annual Meeting Proxy Statement dated March 25, 2021 as amended on April 13, 2021) **

10.02 *	2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2021

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2021

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2021

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2021

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 3, 2021	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer