Form 10-Q
period 2021-09-30
EASTMAN CHEMICAL CO
filed 2021-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2021
Common Stock, par value $0.01 per share	134,440,279
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	58

1A.	Risk Factors	58

2.	Unregistered Sales of Equity Securities and Use of Proceeds	59

6.	Exhibits	60

SIGNATURES

Signatures	62

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2021	2020	2021	2020
Sales	$2,720	$2,122	$7,782	$6,287
Cost of sales	2,058	1,621	5,841	4,838
Gross profit	662	501	1,941	1,449
Selling, general and administrative expenses	201	165	587	480
Research and development expenses	66	56	187	169
Asset impairments and restructuring charges, net	7	60	29	215
Other components of post-employment (benefit) cost, net	(36)	(30)	(109)	(90)
Other (income) charges, net	(6)	7	(11)	10
Loss on business held for sale	60	—	555	—
Earnings before interest and taxes	370	243	703	665
Net interest expense	49	52	150	159
Early debt extinguishment costs	—	1	—	1
Earnings before income taxes	321	190	553	505
Provision for income taxes	(33)	25	66	50
Net earnings	354	165	487	455
Less: Net earnings attributable to noncontrolling interest	3	4	8	9
Net earnings attributable to Eastman	$351	$161	$479	$446

Basic earnings per share attributable to Eastman	$2.60	$1.19	$3.53	$3.29
Diluted earnings per share attributable to Eastman	$2.57	$1.18	$3.49	$3.27

Comprehensive Income
Net earnings including noncontrolling interest	$354	$165	$487	$455
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2	(20)	13	(15)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(7)	(21)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	57	(13)	86	(9)
Reclassification adjustment for (gains) losses included in net income, net	(4)	6	10	16
Total other comprehensive income (loss), net of tax	48	(34)	88	(29)
Comprehensive income including noncontrolling interest	402	131	575	426
Less: Comprehensive income attributable to noncontrolling interest	3	4	8	9
Comprehensive income (loss) attributable to Eastman	$399	$127	$567	$417
Retained Earnings
Retained earnings at beginning of period	$8,020	$8,071	$8,080	$7,965
Net earnings attributable to Eastman	351	161	479	446
Cash dividends declared	(93)	(90)	(281)	(269)
Retained earnings at end of period	$8,278	$8,142	$8,278	$8,142

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$717	$564
Trade receivables, net of allowance for doubtful accounts	1,356	1,033
Miscellaneous receivables	351	482
Inventories	1,630	1,379
Other current assets	68	83
Assets held for sale	753	—
Total current assets	4,875	3,541
Properties
Properties and equipment at cost	13,138	13,531
Less: Accumulated depreciation	7,966	7,982
Net properties	5,172	5,549
Goodwill	4,044	4,465
Intangible assets, net of accumulated amortization	1,407	1,792
Other noncurrent assets	761	736
Total assets	$16,259	$16,083

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,970	$1,689
Borrowings due within one year	1,046	349
Liabilities held for sale	97	—
Total current liabilities	3,113	2,038
Long-term borrowings	4,442	5,269
Deferred income tax liabilities	827	848
Post-employment obligations	1,009	1,143
Other long-term liabilities	661	677
Total liabilities	10,052	9,975
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 221,763,043 and 220,641,506 for 2021 and 2020, respectively)	2	2
Additional paid-in capital	2,275	2,174
Retained earnings	8,278	8,080
Accumulated other comprehensive income (loss)	(185)	(273)
	10,370	9,983
Less: Treasury stock at cost (87,373,562 shares for 2021 and 84,830,450 shares for 2020)	4,250	3,960
Total Eastman stockholders' equity	6,120	6,023
Noncontrolling interest	87	85
Total equity	6,207	6,108
Total liabilities and stockholders' equity	$16,259	$16,083

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2021	2020
Operating activities
Net earnings	$487	$455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	416	429
Asset impairment charges	5	145
Early debt extinguishment costs	—	1
Loss on business held for sale	555	—
Provision for (benefit from) deferred income taxes	(66)	(14)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(439)	(90)
(Increase) decrease in inventories	(369)	316
Increase (decrease) in trade payables	377	(213)
Pension and other postretirement contributions (in excess of) less than expenses	(142)	(108)
Variable compensation (in excess of) less than expenses	90	25
Other items, net	275	103
Net cash provided by operating activities	1,189	1,049
Investing activities
Additions to properties and equipment	(315)	(278)
Acquisitions, net of cash acquired	(111)	—
Additions to capitalized software	(18)	—
Other items, net	(3)	(4)
Net cash used in investing activities	(447)	(282)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(50)	14
Proceeds from borrowings	—	249
Repayment of borrowings	—	(250)
Dividends paid to stockholders	(282)	(269)
Treasury stock purchases	(290)	(60)
Proceeds from stock option exercises and other items, net	38	(6)
Net cash used in financing activities	(584)	(322)
Effect of exchange rate changes on cash and cash equivalents	(5)	1
Net change in cash and cash equivalents	153	446
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$717	$650

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

Accounting Standards Issued But Not Adopted as of September 30, 2021

ASU 2021-05 Leases - Lessors - Certain Leases with Variable Lease Payments (Topic 842): In July 2021, this update was issued as a part of the FASB's post-implementation review of this Topic. The update provides that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both: the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. This guidance is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years. Adoption can be applied on either a retrospective or prospective basis. Management does not expect that changes required by the new standard will materially impact the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold in third quarter 2021 and 2020 were $252 million and $336 million, respectively, and $839 million and $1,204 million in first nine months 2021 and 2020, respectively.

2.BUSINESS HELD FOR SALE

On June 9, 2021, Eastman entered into a definitive agreement to sell rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its Additives & Functional Products ("AFP") segment. The sale was completed November 1, 2021. The sale did not include the Eastman Impera™ and other performance resins product lines of the tire additives business. The Company will provide certain rubber additives business transition and post-closing services on agreed terms. The business being sold was not reported as a discontinued operation because the sale will not have a major effect on the Company's operations and financial results.
As of the definitive agreement date and until sale, the rubber additives business disposal group was classified as held for sale and was measured at its fair value less costs to sell, resulting in a $555 million loss on the business held for sale (including an estimated total purchase price, estimated working capital settlement, anticipated liquidation of cumulative translation adjustment, and certain costs to sell) in first nine months 2021. The fair value loss adjustment on the disposal group is reported as a component of "Assets held for sale" in the Unaudited Consolidated Statements of Financial Position.

The major classes of assets and liabilities of the business classified as held for sale as of September 30, 2021 were as follows:

September 30,
(Dollars in millions)	2021
Assets held for sale
Trade receivables, net of allowance for doubtful accounts	$103
Inventories	98
Other assets	26
Properties, net of accumulated depreciation	304
Goodwill	399
Intangible assets, net of accumulated amortization	378
Assets held for sale	1,308
Liabilities held for sale
Payables and other liabilities	51
Post-employment obligations	32
Other liabilities	14
Liabilities held for sale	97
Disposal group, net	$1,211
Long-lived assets and definite-lived intangible assets are not depreciated or amortized while classified as held for sale. Separately, the Company recognized $3 million and $8 million of transaction costs for the sale of the business in third quarter 2021 and first nine months 2021, respectively. Transaction costs are expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On October 28, 2021, the Company entered into a definitive agreement to sell the adhesives resins business, which includes hydrocarbon resins (including Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment for $1 billion. The final purchase price is subject to working capital and other adjustments at closing. As of the definitive agreement date and until sale, the adhesives resins business disposal group will be classified as held for sale. The business being sold will not be reported as a discontinued operation because the sale will not have a major effect on the Company's operations and financial results.

3.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2021	2020
Finished goods	$1,046	$891
Work in process	258	203
Raw materials and supplies	644	511
Total inventories at FIFO or average cost	1,948	1,605
Less: LIFO reserve	318	226
Total inventories	$1,630	$1,379

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2021 and December 31, 2020. During 2020, a $13 million LIFO decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Consolidated Statements of Financial Position.

4.PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2021	2020
Trade creditors	$1,121	$799
Accrued payroll and variable compensation	282	228
Accrued taxes	128	178
Post-employment obligations	88	138
Other	351	346
Total payables and other current liabilities	$1,970	$1,689

"Other" consists primarily of accruals for dividends payable to stockholders, interest payable, the current portion of operating lease liabilities, restructuring reserves, the current portion of environmental liabilities, and other miscellaneous accruals.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2021		2020		2021		2020
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$(33)	(10)%	$25	13%	$66	12%	$50	10%

Third quarter and first nine months 2021 effective tax rates include a $65 million decrease to the provision for income taxes as a result of decreases in unrecognized tax positions, a portion of which related to the 2017 Tax Cuts and Jobs Act. Additionally, first nine months 2021 effective tax rate includes a $20 million decrease to the provision for income taxes from the revaluation of deferred tax liabilities as a result of business held for sale classification of certain assets. First nine months 2020 effective tax rate included a $19 million decrease to the provision for income taxes as a result of a decrease in unrecognized tax positions and a $7 million decrease to the provision for income taxes related to estimated adjustments to certain prior year tax returns.

At September 30, 2021 and December 31, 2020 Eastman had $193 million and $257 million, respectively, in unrecognized tax benefits. At September 30, 2021, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits will decrease by up to $20 million within the next 12 months.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in third quarter or first nine months 2021 or 2020.

6.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2021	2020
Borrowings consisted of:
3.5% notes due December 2021	$300	$299
3.6% notes due August 2022	746	744
1.50% notes due May 2023 (1)	868	919
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	699	701
1.875% notes due November 2026 (1)	576	609
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	494	493
4.8% notes due September 2042	494	493
4.65% notes due October 2044	875	874
Commercial paper and short-term borrowings	—	50
Total borrowings	5,488	5,618
Borrowings due within one year	1,046	349
Long-term borrowings	$4,442	$5,269
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2021, the Company had no outstanding commercial paper borrowings. At December 31, 2020, the Company's commercial paper borrowings were $50 million with a weighted average interest rate of 0.25 percent.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. In second quarter 2020, the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 coronavirus global pandemic ("COVID-19") and added a new restrictive covenant prohibiting stock repurchases until June 30, 2021 in the event certain financial ratios are exceeded. The Company was in compliance with all applicable covenants at both September 30, 2021 and December 31, 2020.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2021 and December 31, 2020 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily commercial paper, equals the carrying value and is classified as Level 2. At September 30, 2021 and December 31, 2020, the fair values of total borrowings were $6.125 billion and $6.449 billion, respectively. The Company had no borrowings classified as Level 3 as of September 30, 2021 and December 31, 2020.

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

In first, second, and third quarters 2020, Eastman entered into forward-starting interest rate swaps with a notional amount of $25 million in each period to mitigate the risk of variability in interest rates for an expected long-term debt issuance by August 2022. These swaps were designated as cash flow hedges and will be settled upon debt issuance. The total notional amount of outstanding forward starting swaps as of September 30, 2021 was $75 million.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2021 and December 31, 2020 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2021	December 31, 2020

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€467	€521
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	2	—
Energy (in million british thermal units)	17	17
Interest rate swaps for the future issuance of debt (in millions)	$75	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,245	€1,245

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of September 30, 2021 and December 31, 2020. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2021 or 2020.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are within the Unaudited Consolidated Statements of Financial Position as of September 30, 2021 and December 31, 2020.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2021 Level 2	December 31, 2020 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$73	$1
Commodity contracts	Other noncurrent assets	2	—
Foreign exchange contracts	Other current assets	8	—
Foreign exchange contracts	Other noncurrent assets	5	—
Forward starting interest rate swap contracts	Other noncurrent assets	5	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Fixed-for-floating interest rate swap	Other noncurrent assets	2	4

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	16	—
Cross-currency interest rate swaps	Other noncurrent assets	31	40
Total Derivative Assets		$142	$47

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$6
Foreign exchange contracts	Payables and other current liabilities	2	21
Foreign exchange contracts	Other long-term liabilities	1	14

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	11	51
Total Derivative Liabilities		$14	$92
Total Net Derivative Assets (Liabilities)		$128	$(45)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion and $1.5 billion at September 30, 2021 and December 31, 2020, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 9, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021 and December 31, 2020, the following amounts were included in the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Long-term borrowings (1)	$773	$772	$(1)	$(1)
(1)At September 30, 2021 and December 31, 2020, the cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued was $3 million and $5 million, respectively.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2021 and 2020.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2021	2020	2021	2020	2021	2020	2021	2020
Derivatives in cash flow hedging relationships:
Commodity contracts	$40	$10	$55	$20	$9	$(5)	$4	$(26)
Foreign exchange contracts	11	(20)	33	(19)	—	—	(10)	12
Forward starting interest rate and treasury lock swap contracts	2	2	8	5	(2)	(2)	(7)	(7)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	36	(62)	86	(59)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	23	(44)	55	(45)	—	—	—	—
Cross-currency interest rate swaps excluded component	(2)	(13)	(7)	25	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter 2021 and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,720	$2,058	$49	$2,122	$1,621	$52

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			—
Derivatives designated as hedging instruments			—			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		9			(5)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	—			—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first nine months 2021 and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$7,782	$5,841	$150	$6,287	$4,838	$159

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(7)			(7)
Commodity Contracts:
Amount reclassified from AOCI into earnings		4			(26)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(10)			12

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $5 million during third quarter 2021 and a net loss of $4 million during third quarter 2020, and recognized a net gain of $5 million during first nine months 2021 and a net gain of $4 million during first nine months 2020.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net losses of $8 million and $270 million at September 30, 2021 and December 31, 2020, respectively. Losses in AOCI decreased between September 30, 2021 and December 31, 2020 primarily as a result of an increase in euro exchange rates. If recognized, approximately $82 million in pre-tax gains, as of September 30, 2021, would be reclassified into earnings during the next 12 months.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$5	$6	$5	$—	$—
Interest cost	9	3	15	4	3	5
Expected return on assets	(31)	(9)	(34)	(9)	(1)	(2)
Amortization of:
Prior service credit, net	—	(1)	—	—	(9)	(9)
Net periodic benefit (credit) cost	$(15)	$(2)	$(13)	$—	$(7)	$(6)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2021		2020		2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$20	$14	$19	$13	$—	$—
Interest cost	27	9	43	11	9	14
Expected return on assets	(94)	(28)	(101)	(25)	(3)	(4)
Amortization of:
Prior service credit, net	—	(1)	—	—	(28)	(28)
Net periodic benefit (credit) cost	$(47)	$(6)	$(39)	$(1)	$(22)	$(18)

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At September 30, 2021 and December 31, 2020, operating right-to-use assets of $184 million and $185 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $8 million and $9 million of assets previously classified as lease intangibles and $8 million and $9 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2021, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2021	$16
2022	54
2023	40
2024	25
2025	18
2026 and beyond	46
Total lease payments	199
Less: amounts of lease payments representing interest	17
Present value of future lease payments	182
Less: current obligations under leases	54
Long-term lease obligations	$128

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

Lease costs during the period and other information is provided below:

	Third Quarter		First Nine Months
(Dollars in millions)	2021	2020	2021	2020
Lease costs:
Operating lease costs	$18	$18	$54	$55
Short-term lease costs	9	9	28	28
Sublease income	(1)	(1)	(3)	(3)
Total	$26	$26	$79	$80

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17	$17	$52	$53
Right-to-use assets obtained in exchange for new lease liabilities	$59	$10	$93	$40

Weighted-average remaining lease term, in years			6	5
Weighted-average discount rate			3.1%	3.8%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2020 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows. The Company's net reserve for environmental contingencies was $284 million and $285 million at September 30, 2021 and December 31, 2020, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" in the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2021	December 31, 2020
Environmental contingencies, current	$20	$15
Environmental contingencies, long-term	264	270
Total	$284	$285

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $256 million to the maximum of $478 million and from the best estimate or minimum of $257 million to the maximum of $501 million at September 30, 2021 and December 31, 2020, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both September 30, 2021 and December 31, 2020.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first nine months 2021 and full year 2020 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2019	$260
Changes in estimates recognized in earnings and other	7
Cash reductions	(10)
Balance at December 31, 2020	257
Changes in estimates recognized in earnings and other	8
Cash reductions	(9)
Balance at September 30, 2021	$256

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million at both September 30, 2021 and December 31, 2020.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $52 million and $51 million at September 30, 2021 and December 31, 2020, respectively, and are included in "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter 2021 and 2020 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028
Net Earnings	—	—	351	—	—	351	3	354
Cash Dividends Declared (1) ($0.69 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	48	—	48	—	48
Share Based Compensation Expense (2)	—	20	—	—	—	20	—	20
Stock Option Exercises	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	1	1
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2021	$2	$2,275	$8,278	$(185)	$(4,250)	$6,120	$87	$6,207

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2020	$2	$2,117	$8,071	$(209)	$(3,960)	$6,021	$77	$6,098
Net Earnings	—	—	161	—	—	161	4	165
Cash Dividends Declared (1) ($0.66 per share)	—	—	(90)	—	—	(90)	—	(90)
Other Comprehensive Income (Loss)	—	—	—	(34)	—	(34)	—	(34)
Share Based Compensation Expense (2)	—	11	—	—	—	11	—	11
Stock Option Exercises	—	6	—	—	—	6	—	6
Balance at September 30, 2020	$2	$2,134	$8,142	$(243)	$(3,960)	$6,075	$81	$6,156
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first nine months 2021 and 2020 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	479	—	—	479	8	487
Cash Dividends Declared (1) ($2.07 per share)	—	—	(281)	—	—	(281)	—	(281)
Other Comprehensive Income (Loss)	—	—	—	88	—	88	—	88
Share-Based Compensation Expense (2)	—	60	—	—	—	60	—	60
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	(18)	—	—	—	(18)	—	(18)
Share Repurchases	—	—	—	—	(290)	(290)	—	(290)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2021	$2	$2,275	$8,278	$(185)	$(4,250)	$6,120	$87	$6,207

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	446	—	—	446	9	455
Cash Dividends Declared (1) ($1.98 per share)	—	—	(269)	—	—	(269)	—	(269)
Other Comprehensive Income (Loss)	—	—	—	(29)	—	(29)	—	(29)
Share-Based Compensation Expense (2)	—	31	—	—	—	31	—	31
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(11)	—	—	—	(11)	1	(10)
Share Repurchases	—	—	—	—	(60)	(60)	—	(60)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2020	$2	$2,134	$8,142	$(243)	$(3,960)	$6,075	$81	$6,156

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$(264)	$106	$(55)	$(1)	$(214)
Period change	(29)	(19)	(11)	—	(59)
Balance at December 31, 2020	(293)	87	(66)	(1)	(273)
Period change	13	(21)	96	—	88
Balance at September 30, 2021	$(280)	$66	$30	$(1)	$(185)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$2	$2	$(20)	$(20)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(10)	(7)	(9)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	76	57	(17)	(13)
Reclassification adjustment for (gains) losses included in net income, net	(6)	(4)	7	6
Total other comprehensive income (loss)	$62	$48	$(39)	$(34)

	First Nine Months
	2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$13	$13	$(15)	$(15)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(29)	(21)	(28)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	115	86	(12)	(9)
Reclassification adjustment for (gains) losses included in net income, net	13	10	21	16
Total other comprehensive income (loss)	$112	$88	$(34)	$(29)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator
Earnings attributable to Eastman, net of tax	$351	$161	$479	$446

Denominator
Weighted average shares used for basic EPS	135.3	135.3	135.8	135.5
Dilutive effect of stock options and other awards	1.7	1.0	1.8	0.9
Weighted average shares used for diluted EPS	137.0	136.3	137.6	136.4

(Calculated using whole dollars and shares)
EPS
Basic	$2.60	$1.19	$3.53	$3.29
Diluted	$2.57	$1.18	$3.49	$3.27

Shares underlying stock options excluded from third quarter 2021 and 2020 calculations of diluted EPS were 327,782 and 2,247,621, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. Third quarter 2021 reflects share repurchases of 1,354,737. There were no share repurchases in third quarter 2020.

Shares underlying stock options excluded from first nine months 2021 and 2020 calculations of diluted EPS were 150,781 and 2,809,028, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First nine months 2021 and 2020 reflect share repurchases of 2,543,112 and 1,134,052, respectively.

The Company declared cash dividends of $0.69 and $0.66 per share for third quarter 2021 and 2020, respectively, and $2.07 and $1.98 per share for first nine months 2021 and 2020, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
Tangible Asset Impairments	2021	2020	2021	2020
Site optimizations
AFP - Tire additives (1)	$—	$—	$4	$5
AM - Advanced interlayers (2)	—	—	1	—
AM - Performance films (3)	—	—	—	4
AFP - Animal nutrition (4)	—	—	—	3
Discontinuation of growth initiatives (5)	—	—	—	8
	—	—	5	20
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition (4)	—	—	(1)	—
	—	—	(1)	—
Intangible Asset Impairments
AFP - Tradenames (6)	—	—	—	123
AFP - Customer relationships (7)	—	—	—	2
	—	—	—	125
Severance Charges
Business improvement and cost reduction actions (8)	—	46	—	46
CI & AFP - Singapore (9)	—	2	—	5
Site optimizations
AM - Advanced interlayers (2)	—	3	1	3
AFP - Tire additives (1)	—	1	—	1
AM - Performance films (3)	—	—	—	3
AFP - Animal nutrition (4)	—	—	—	1
	—	52	1	59
Other Restructuring Costs
Cost reduction initiatives (8)	—	7	—	7
Discontinuation of growth initiatives contract termination fees (5)	—	1	—	4
CI & AFP - Singapore (9)	3	—	16	—
Site optimizations
AM - Advanced interlayers (2)	1	—	3	—
AFP - Tire additives (1)	1	—	3	—
AM - Performance films (3)	2	—	2	—
	7	8	24	11

Total	$7	$60	$29	$215

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1)Asset impairment charges, severance costs, and site closure costs in the AFP segment from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Asset impairment charges, severance costs, and site closure costs in the Advanced Materials ("AM") segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million in first nine months 2021 and $7 million in third quarter and first nine months 2020 was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings related to the closure of this facility. Management expects total charges of up to $30 million for the closure of this facility, primarily reported in "Cost of sales" and in "Asset impairments and restructuring charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, of which $13 million was recognized in 2020.
(3)Fixed asset impairment charges and severance costs in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(4)Fixed asset impairment charges, net and severance costs in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(5)Fixed asset impairment charges and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including AvraTM performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
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
(8)Severance and related costs as part of business improvement and cost reduction initiatives which were reported in "Other".
(9)Site closure costs in third quarter 2021 of $2 million and $1 million in the Chemical Intermediates ("CI") and AFP segments, respectively, and site closure costs, including contract termination fees, in first nine months 2021 of $13 million and $3 million in the CI and AFP segments, respectively, and severance charges in third quarter and first nine months 2020 of $1 million and $5 million, respectively, in the CI segment, resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. Excluding the fixed asset impairments in 2019, restructuring charges of up to $50 million are expected for this closure, of which $6 million was recognized in 2020.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first nine months 2021 and full year 2020:

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2021
Non-cash charges	$—	$5	$(5)	$—	$—
Severance costs	65	1	—	(47)	19
Other restructuring costs	14	23	—	(23)	14
Total	$79	$29	$(5)	$(70)	$33

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	65	1	(18)	65
Other restructuring costs	11	17	—	(14)	14
Total	$28	$227	$(144)	$(32)	$79

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2021 and 2020, $20 million and $11 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2021 and 2020 net earnings of $15 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2021 and 2020, $60 million and $31 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2021 and 2020 net earnings of $45 million and $23 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

16.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2021	2020
Other current assets	$(4)	$(1)
Other noncurrent assets	25	(9)
Payables and other current liabilities	221	42
Long-term liabilities and equity	33	71
Total	$275	$103

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2021	2020	2021	2020
Additives & Functional Products	$997	$742	$2,793	$2,249
Advanced Materials	770	668	2,255	1,850
Chemical Intermediates	731	506	2,072	1,559
Fibers	222	206	662	629
Total Sales	$2,720	$2,122	$7,782	$6,287

(Dollars in millions)	Third Quarter		First Nine Months
Earnings (Loss) Before Interest and Taxes by Segment	2021	2020	2021	2020
Additives & Functional Products	$91	$107	$(142)	$194
Advanced Materials	125	129	421	293
Chemical Intermediates	130	31	336	131
Fibers	32	41	114	140
Total Earnings Before Interest and Taxes by Operating Segment	378	308	729	758
Other
Growth initiatives and businesses not allocated to operating segments	(34)	(22)	(102)	(73)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	21	81	62
Asset impairments and restructuring charges, net	—	(54)	—	(65)
Other income (charges), net not allocated to operating segments	(1)	(10)	(5)	(17)
Total Earnings Before Interest and Taxes	$370	$243	$703	$665

(Dollars in millions)	September 30,	December 31,
Assets by Segment (1)	2021	2020
Additives & Functional Products	$5,929	$6,238
Advanced Materials	4,622	4,345
Chemical Intermediates	2,752	2,614
Fibers	986	978
Total Assets by Operating Segment	14,289	14,175
Corporate Assets	1,970	1,908
Total Assets	$16,259	$16,083
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Customer Location	2021	2020	2021	2020
United States and Canada	$1,197	$894	$3,398	$2,660
Asia Pacific	658	547	1,877	1,565
Europe, Middle East, and Africa	698	556	2,042	1,713
Latin America	167	125	465	349
Total Sales	$2,720	$2,122	$7,782	$6,287

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
•In third quarter and first nine months 2021, the Company decreased the provision for income taxes due to adjustment of the amount recognized in prior years resulting from the 2017 Tax Cuts and Jobs Act. See Note 5, "Income Taxes", for additional information. As with the prior years' item to which this relates, management considers this decrease unusual because of the infrequent nature of the underlying change in tax law and resulting impacts on earnings.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net,
•Preliminary loss on business held for sale and related transactions costs; and
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Decrease to the provision for income taxes due to adjustment of the amount recognized in prior years resulting from the 2017 Tax Cuts and Jobs Act.

As described above, the alternative non-GAAP measures of cash flow, "free cash flow", and of debt, "net debt", are also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2021	2020	2021	2020
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$7	$60	$29	$215
Loss on business held for sale and related transaction costs	68	—	563	—
Accelerated depreciation	—	7	4	7
Total non-core items impacting earnings before interest and taxes	75	67	596	222
Non-core item impacting earnings before income taxes:
Early debt extinguishment costs	—	1	—	1
Total non-core item impacting earnings before income taxes	—	1	—	1
Less: Items impacting provision for income taxes:
Tax effect of non-core items	26	17	61	53
Adjustment from tax law changes	15	—	15	—
Interim adjustment to tax provision	47	(2)	29	9
Total items impacting provision for income taxes	88	15	105	62
Total items impacting net earnings attributable to Eastman	$(13)	$53	$491	$161

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Earnings before interest and taxes ("EBIT"),
•Selling, general and administrative expenses ("SG&A"),
•Provision for income taxes,
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

The Company generated sales revenue of $2.7 billion and $2.1 billion in third quarter 2021 and 2020, respectively, and $7.8 billion and $6.3 billion in first nine months 2021 and 2020, respectively. EBIT was $370 million and $243 million in third quarter 2021 and 2020, respectively, and $703 million and $665 million in first nine months 2021 and 2020, respectively. Excluding the non-core items identified in "Non-GAAP Financial Measures", adjusted EBIT was $445 million and $310 million in third quarter 2021 and 2020, respectively, and $1.3 billion and $887 million in first nine months 2021 and 2020, respectively. Sales revenue increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 primarily due to higher selling prices and higher sales volume. Compared to second quarter 2021, sales revenue increased primarily due to higher selling prices. Adjusted EBIT increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 primarily due to higher sales volume and favorable product mix, particularly in the AM and AFP segments, and higher selling prices more than offsetting higher raw material and energy costs in the CI segment. Compared to second quarter 2021, adjusted EBIT decreased primarily due to higher raw material and energy costs offsetting higher selling prices in all segments, except the AFP segment, partially offset by lower planned manufacturing site maintenance costs in the AFP segment.

In first nine months 2020, capacity utilization was substantially lower due to lower sales volume resulting from the impact of the COVID-19 coronavirus global pandemic ("COVID-19") and the Company's focus on maximizing cash generation by reducing inventories, which reduced EBIT, particularly in the AM segment. As a result, cost reduction actions, including reduced discretionary spending, deferred asset maintenance turnarounds, and adjusted operations to ensure the health and safety of employees and contractors, totaled approximately $115 million and $150 million in first nine months and full year 2020, respectively, with approximately 60 percent presented in "Cost of Sales" and approximately 40 percent in "Selling, general and administrative expenses" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. In first nine months 2021, demand across key end-markets affected by COVID-19 continued to recover, resulting in higher sales volume and favorable product mix of specialty products, which increased adjusted EBIT. During third quarter 2021, inflation of raw material and energy costs accelerated, and automotive original equipment manufacturer ("OEM") component shortages began to negatively impact customers' demand for the Company's products, especially in the AM segment.

On November 1, 2021, the Company completed the sale of the rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its AFP segment. The sale did not include the Eastman Impera™ and other performance resins product lines of the tire additives business.

On October 28, 2021, the Company entered into a definitive agreement to sell the adhesives resins business, which includes hydrocarbon resins (including Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment for $1 billion. The final purchase price is subject to working capital and other adjustments at closing. As of the definitive agreement date and until sale, the adhesives resins business disposal group will be classified as held for sale.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For additional information on the sale of the rubber additives business and the pending sale of the adhesive resins business, see Note 2, "Business Held for Sale", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$351	$2.57	$161	$1.18
Total non-core and unusual items, net of tax	34	0.23	51	0.37
Interim adjustment to tax provision	(47)	(0.34)	2	0.02
Adjusted net earnings	$338	$2.46	$214	$1.57

	First Nine Months
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$479	$3.49	$446	$3.27
Total non-core and unusual items, net of tax	520	3.76	170	1.24
Interim adjustment to tax provision	(29)	(0.20)	(9)	(0.06)
Adjusted net earnings	$970	$7.05	$607	$4.45

Cash provided by operating activities was $1.189 billion and $1.049 billion in first nine months 2021 and 2020, respectively. Free cash flow was $874 million and $771 million in first nine months 2021 and 2020, respectively.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
Sales	$2,720	$2,122	$598	28%	$7,782	$6,287	$1,495	24%
Volume / product mix effect			186	9%			609	10%
Price effect			399	19%			776	12%
Exchange rate effect			13	—%			110	2%

Sales revenue increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 as a result of increases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Gross profit	$662	$501	32%	$1,941	$1,449	34%
Accelerated depreciation	—	7		4	7
Gross profit excluding non-core item	$662	$508	30%	$1,945	$1,456	34%

Gross profit in first nine months 2021 and in third quarter and first nine months 2020 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding this non-core item, gross profit increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 as a result of increases in all operating segments, except the Fibers segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Selling, general and administrative expenses	$201	$165	22%	$587	$480	22%
Business held for sale transaction costs	(8)	—		(8)	—
Selling, general and administrative expenses excluding non-core item	$193	$165	17%	$579	$480	21%

Third quarter and first nine months 2021 SG&A expenses included transaction costs for the sale of the AFP rubber additives business. Excluding this non-core item, SG&A expenses increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 primarily as a result of higher variable compensation costs, including for incentive compensation based on annual business performance, and higher discretionary spending corresponding to strengthened business and market conditions.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Research and development expenses	$66	$56	18%	$187	$169	11%

R&D expenses increased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 primarily due to higher growth initiative project costs, particularly in the AM and AFP segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Third Quarter		First Nine Months
Tangible Asset Impairments	2021	2020	2021	2020
Site optimizations
AFP - Tire additives	$—	$—	$4	$5
AM - Advanced interlayers	—	—	1	—
AM - Performance films	—	—	—	4
AFP - Animal nutrition	—	—	—	3
Discontinuation of growth initiatives	—	—	—	8
	—	—	5	20
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition	—	—	(1)	—
	—	—	(1)	—
Intangible Asset Impairments
AFP - Tradenames	—	—	—	123
AFP - Customer relationships	—	—	—	2
	—	—	—	125
Severance Charges
Business improvement and cost reduction actions	—	46	—	46
CI & AFP - Singapore	—	2	—	5
Site optimizations
AM - Advanced interlayers	—	3	1	3
AFP - Tire additives	—	1	—	1
AM - Performance films	—	—	—	3
AFP - Animal nutrition	—	—	—	1
	—	52	1	59
Other Restructuring Costs
Cost reduction initiatives	—	7	—	7
Discontinuation of growth initiatives contract termination fees	—	1	—	4
CI & AFP - Singapore	3	—	16	—
Site optimizations
AM - Advanced interlayers	1	—	3	—
AFP - Tire additives	1	—	3	—
AM - Performance films	2	—	2	—
	7	8	24	11

Total	$7	$60	$29	$215

For detailed information regarding asset impairments and restructuring charges, net and information related to future expected costs, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2021	2020	2021	2020
Other components of post-employment (benefit) cost, net	$(36)	$(30)	$(109)	$(90)

For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2021	2020	2021	2020
Foreign exchange transaction (gains) losses, net	$2	$8	$7	$14
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(3)	(12)	(10)
Other, net	(5)	2	(6)	6
Other (income) charges, net	$(6)	$7	$(11)	$10

For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings (Loss) Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Earnings (loss) before interest and taxes	$370	$243	52%	$703	$665	6%
Asset impairments and restructuring charges, net	7	60		29	215
Loss on business held for sale and related transaction costs	68	—		563	—
Accelerated depreciation	—	7		4	7
Earnings before interest and taxes excluding non-core items	$445	$310	44%	$1,299	$887	46%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2021	2020	Change	2021	2020	Change
Gross interest costs	$51	$55	(7)%	$155	$165	(6)%
Less: Capitalized interest	1	1		3	3
Interest expense	50	54		152	162
Less: Interest income	1	2		2	3
Net interest expense	$49	$52	(6)%	$150	$159	(6)%

Net interest expense decreased in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 primarily as a result of lower total borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter				First Nine Months
	2021		2020		2021		2020
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$(33)	(10)%	$25	13%	$66	12%	$50	10%
Tax provision for non-core items (1)	26		17		61		53
Adjustment from tax law changes (2)	15		—		15		—
Interim adjustment to tax provision (3)	47		(2)		29		9
Adjusted provision for income taxes and effective tax rate	$55	14%	$40	16%	$171	15%	$112	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Decrease to the provision for income taxes due to adjustment of the amount recognized in prior years as a result of the 2017 Tax Cuts and Jobs Act.
(3)Third quarter 2021 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2020 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2021 and 2020 are calculated applying the forecasted full year effective tax rates as shown below.

	First Nine Months (1)
	2021	2020
Effective tax rate	12%	10%
Tax impact of current year non-core and unusual items (2)	3%	7%
Changes in tax contingencies and valuation allowances	1%	1%
Forecasted full year impact of expected tax events	(1)%	(2)%
Forecasted full year adjusted effective tax rate	15%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.0 percent and 15.5 percent for first nine months 2021 and 2020, respectively.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings (Loss) Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings (loss) and diluted earnings per share attributable to Eastman	$351	$2.57	$161	$1.18
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	5	0.04	45	0.33
Accelerated depreciation	—	—	5	0.04
Early debt extinguishment costs	—	—	1	—
Loss on business held for sale and related transaction costs	44	0.30	—	—
Unusual items, net of tax: (1)
Adjustment from tax law changes	(15)	(0.11)	—	—
Interim adjustment to tax provision	(47)	(0.34)	2	0.02
Adjusted net earnings and diluted earnings per share attributable to Eastman	$338	$2.46	$214	$1.57

	First Nine Months
	2021		2020
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$479	$3.49	$446	$3.27
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	23	0.16	164	1.20
Loss on business held for sale and related transaction costs	509	3.69	—	—
Accelerated depreciation	3	0.02	5	0.04
Early debt extinguishment costs	—	—	1	—
Unusual items, net of tax: (1)
Adjustment from tax law changes	(15)	(0.11)	—	—
Interim adjustment to tax provision	(29)	(0.20)	(9)	(0.06)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$970	$7.05	$607	$4.45
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
Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$997	$742	$255	34%	$2,793	$2,249	$544	24%
Volume / product mix effect			117	16%			291	13%
Price effect			133	18%			202	9%
Exchange rate effect			5	—%			51	2%

Earnings (loss) before interest and taxes	$91	$107	$(16)	15%	$(142)	$194	$(336)	(173)%
Loss on business held for sale and related transaction costs	68	—	68		563	—	563
Asset impairments and restructuring charges, net	2	2	—		9	136	(127)
Earnings before interest and taxes excluding non-core items	161	109	52	48%	430	330	100	30%
Sales revenue in third quarter and first nine months 2021 increased compared to third quarter and first nine months 2020 primarily due to higher sales volume and higher selling prices. Higher sales volume was primarily due to strengthened demand and improved market conditions for coatings and inks additives products sold in transportation, building and construction, and durable goods end-markets, resulting in a more favorable product mix. Higher selling prices were primarily due to higher raw material, energy, and distribution prices.
Third quarter and first nine months 2021 earnings (loss) before interest and taxes included business held for sale loss and related transaction costs, and asset impairments and restructuring charges resulting from manufacturing facility closures. Additionally, first nine months 2021 included contract termination fees and a gain on the sale of impaired assets. Third quarter 2020 loss before interest and taxes and first nine months 2020 EBIT included asset impairment and restructuring charges resulting from the impairment of tradenames and customer relationships, and the closure of manufacturing facilities. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT increased in third quarter 2021 compared to third quarter 2020 primarily due to $68 million of higher sales volume and $17 million of lower planned manufacturing site maintenance costs. This increase was partially offset by higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $25 million.
Excluding these non-core items, EBIT increased in first nine months 2021 compared to first nine months 2020 primarily due to $192 million of higher sales volume. This increase was partially offset by higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $68 million, and $3 million of higher manufacturing costs, primarily due to planned manufacturing site maintenance costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	2021		Change
	Third Quarter	Second Quarter	$	%
(Dollars in millions)
Sales	$997	$925	$72	8%
Volume / product mix effect			16	2%
Price effect			61	7%
Exchange rate effect			(5)	(1)%

Earnings (loss) before interest and taxes	$91	$(368)	$459	(125)%
Loss on business held for sale and related transaction costs	68	495	(427)
Asset impairments and restructuring charges, net	2	5	(3)
Earnings before interest and taxes excluding non-core items	161	132	29	22%
Sales revenue in third quarter 2021 increased compared to second quarter 2021 primarily due to higher selling prices, resulting from higher raw material and energy prices.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for second quarter 2021 for description of second quarter 2021 non-core items. Excluding these non-core items, EBIT increased in third quarter 2021 compared to second quarter 2021 primarily due to $22 million of lower planned manufacturing site maintenance costs and higher selling prices offsetting higher raw material and energy costs by $7 million.
In April 2021, the Company completed the acquisition of 3F Food & Feed ("3F"), a manufacturer of additives for animal feed and human food for a preliminary purchase price of approximately $75 million, net of cash acquired. The acquisition of 3F is expected to enhance continued global growth of the AFP segment animal nutrition product lines.
On November 1, 2021, Eastman completed the sale of the rubber additives business of the AFP segment. Sales revenue for the tire additives product lines represented 14 percent of 2020 AFP segment sales. See "Overview".
On October 28, 2021, Eastman entered into a definitive agreement to sell the adhesives resins business of the AFP segment. Sales revenue for the adhesives resins product lines represented 16 percent of 2020 AFP segment sales. See "Overview".
Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$770	$668	$102	15%	$2,255	$1,850	$405	22%
Volume / product mix effect			66	10%			337	18%
Price effect			29	4%			28	2%
Exchange rate effect			7	1%			40	2%

Earnings before interest and taxes	$125	$129	$(4)	(3)%	$421	$293	$128	44%
Asset impairments and restructuring charges, net	3	3	—		7	10	(3)
Accelerated depreciation	—	7	(7)		4	7	(3)
Earnings before interest and taxes excluding non-core items	128	139	(11)	(8)%	432	310	122	39%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in third quarter and first nine months 2021 increased compared to third quarter and first nine months 2020 primarily due to higher sales volume. Demand strengthened for specialty plastics products sold into durables goods, medical, and electronics end-markets, advanced interlayers products sold into transportation end-markets, and performance films premium automotive products, resulting in a more favorable product mix.
Third quarter and first nine months 2021 EBIT included asset impairments and restructuring charges resulting from a manufacturing facility closure. First nine months 2021 and first nine months 2020 EBIT included accelerated depreciation and asset impairment and restructuring charges, respectively, from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT decreased in third quarter 2021 compared to third quarter 2020 primarily due to higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $54 million and $12 million of higher growth initiatives project costs. These higher costs were partially offset by $50 million of higher sales volume and a favorable product mix.
Excluding these non-core items, EBIT increased in first nine months 2021 compared to first nine months 2020 primarily due to $234 million of higher sales volume and a favorable product mix, partially offset by higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $101 million and $20 million of higher growth initiatives project costs.

	2021		Change
	Third Quarter	Second Quarter	$	%
(Dollars in millions)
Sales	$770	$769	$1	—%
Volume / product mix effect			(3)	(1)%
Price effect			5	1%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$125	$150	$(25)	(17)%
Asset impairments and restructuring charges, net	3	3	—
Accelerated depreciation	—	—	—
Earnings before interest and taxes excluding non-core items	128	153	(25)	(16)%
Sales revenue in third quarter 2021 was relatively unchanged compared to second quarter 2021 as higher selling prices resulting from strong end-market demand for specialty plastics products and higher raw material prices were offset by lower sales volume of performance films premium automotive products attributed to automotive OEM component shortages negatively impacting demand for performance films and advanced interlayers products used in higher-end premium vehicles.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for second quarter 2021 for description of second quarter 2021 non-core items. Excluding these non-core items, EBIT decreased in third quarter 2021 compared to second quarter 2021 primarily due to higher raw material and energy costs offsetting higher selling prices by $26 million.
In third quarter 2021, the Company acquired the Matrix Films performance films business. This acquisition expands the AM segment paint protection film pattern development capabilities, pattern database, and installation training expertise.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$731	$506	$225	44%	$2,072	$1,559	$513	33%
Volume / product mix effect			(11)	(2)%			(52)	(3)%
Price effect			235	46%			549	35%
Exchange rate effect			1	—%			16	1%

Earnings before interest and taxes	$130	$31	$99	319%	$336	$131	$205	156%
Asset impairments and restructuring charges, net	2	1	1		13	4	9
Earnings before interest and taxes excluding non-core item	132	32	100	313%	349	135	214	159%
Sales revenue in third quarter and first nine months 2021 increased compared to third quarter and first nine months 2020 primarily due to higher selling prices, resulting from higher raw material, energy, and distribution prices. This increase was partially offset by lower sales volume, primarily due to the discontinued production of certain products at the Singapore manufacturing facility.
Third quarter and first nine months 2021 and third quarter and first nine months 2020 EBIT included restructuring charges resulting from the discontinued production of certain products. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding this non-core item, EBIT increased in third quarter 2021 compared to third quarter 2020 primarily due to higher selling prices offsetting higher raw material and energy costs by $85 million and $13 million of lower planned manufacturing site maintenance costs.
Excluding this non-core item, EBIT increased in first nine months 2021 compared to first nine months 2020 primarily due to higher selling prices offsetting higher raw material and energy costs by $216 million.

	2021		Change
	Third Quarter	Second Quarter	$	%
(Dollars in millions)
Sales	$731	$736	$(5)	(1)%
Volume / product mix effect			(36)	(5)%
Price effect			32	4%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$130	$137	$(7)	(5)%
Asset impairments and restructuring charges, net	2	7	(5)
Earnings before interest and taxes excluding non-core item	132	144	(12)	(8)%
Sales revenue in third quarter 2021 decreased compared to second quarter 2021 primarily due to lower sales volume, resulting from lower functional amines and olefins products sales volume. This decrease was mostly offset by higher selling prices, resulting from higher raw material and energy prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Quarterly Report on Form 10-Q for second quarter 2021 for description of second quarter 2021 non-core item. Excluding this non-core item, EBIT decreased in third quarter 2021 compared to second quarter 2021 primarily due to $17 million of lower sales volume and higher raw material and energy costs offsetting higher selling prices by $14 million, partially offset by $14 million of lower planned manufacturing site maintenance costs.
Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2021	2020	$	%	2021	2020	$	%
(Dollars in millions)
Sales	$222	$206	$16	8%	$662	$629	$33	5%
Volume / product mix effect			14	7%			33	5%
Price effect			2	1%			(3)	—%
Exchange rate effect			—	—%			3	—%

Earnings before interest and taxes	$32	$41	$(9)	(22)%	$114	$140	$(26)	(19)%
Sales revenue in third quarter and first nine months 2021 increased compared to third quarter and first nine months 2020 primarily due to higher sales volume of textile products due to strengthened end-market demand attributed to continued recovery of the textiles end-market negatively impacted by COVID-19. Acetate tow sales volume was relatively unchanged.
EBIT decreased in third quarter 2021 compared to third quarter 2020 primarily due to higher raw material and energy costs and higher distribution costs offsetting higher selling prices by $11 million, partially offset by $5 million of higher sales volume of textile products.
EBIT decreased in first nine months 2021 compared to first nine months 2020 primarily due to higher raw material and energy costs, higher distribution costs, and lower selling prices, totaling $23 million.

	2021		Change
	Third Quarter	Second Quarter	$	%
(Dollars in millions)
Sales	$222	$223	$(1)	—%
Volume / product mix effect			(4)	(2)%
Price effect			3	2%
Exchange rate effect			—	—%

Earnings before interest and taxes	$32	$37	$(5)	(14)%
Sales revenue in third quarter 2021 was relatively unchanged compared to second quarter 2021 as higher selling prices of textiles products mostly offset lower acetate tow sales volume.
EBIT decreased in third quarter 2021 compared to second quarter 2021 primarily due to higher distribution costs and higher raw material and energy costs offsetting higher selling prices by $5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
	2021	2020	2021	2020
(Dollars in millions)
Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(34)	$(22)	$(102)	$(73)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	27	21	81	62
Asset impairments and restructuring charges, net	—	(54)	—	(65)
Other income (charges), net not allocated to operating segments	(1)	(10)	(5)	(17)
Loss before interest and taxes	$(8)	$(65)	$(26)	$(93)
Asset impairments and restructuring charges, net	—	54	—	65
Loss before interest and taxes excluding non-core items	(8)	(11)	(26)	(28)

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In third quarter and first nine months 2020, the Company recognized severance and related costs as part of business improvement and cost reduction initiatives, contract termination fees, and asset impairments charges from discontinue growth initiatives. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2021	2020	$	%	2021	2020	$	%
United States and Canada	$1,197	$894	$303	34%	$3,398	$2,660	$738	28%
Asia Pacific	658	547	111	20%	1,877	1,565	312	20%
Europe, Middle East, and Africa	698	556	142	26%	2,042	1,713	329	19%
Latin America	167	125	42	34%	465	349	116	33%
Total Eastman Chemical Company	$2,720	$2,122	$598	28%	$7,782	$6,287	$1,495	24%

Sales revenue increased 28 percent and 24 percent, respectively in third quarter and first nine months 2021 compared to third quarter and first nine months 2020 due to increases in sales revenue across all regions. Higher sales revenue was primarily due to higher selling prices (up 19 percent and 12 percent, respectively) and higher sales volume (up 9 percent and 10 percent, respectively) across all regions. The most significant increase in sales revenue occurred in United States and Canada, primarily due to higher selling prices and sales volume in the CI and AFP segments. The increase in Asia Pacific was partially offset by lower sales volume in the CI segment primarily resulting from the previously reported discontinued production at the Singapore manufacturing facility.
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

	First Nine Months
(Dollars in millions)	2021	2020
Net cash provided by (used in)
Operating activities	$1,189	$1,049
Investing activities	(447)	(282)
Financing activities	(584)	(322)
Effect of exchange rate changes on cash and cash equivalents	(5)	1
Net change in cash and cash equivalents	153	446
Cash and cash equivalents at beginning of period	564	204
Cash and cash equivalents at end of period	$717	$650

Cash provided by operating activities increased $140 million in first nine months 2021 compared with first nine months 2020 due to higher net earnings in first nine months 2021 partially offset by higher increases in net working capital (trade receivables, inventories, and trade payables) primarily due to improved economic and business conditions.

Cash used in investing activities increased $165 million in first nine months 2021 compared with first nine months 2020 primarily due to acquisitions in the AFP and AM segments and higher capital expenditures.

Cash used in financing activities increased $262 million in first nine months 2021 compared with first nine months 2020, primarily due to higher share repurchases and a net decrease in commercial paper borrowings.

	First Nine Months
(Dollars in millions)	2021	2020
Net cash provided by operating activities	$1,189	$1,049
Capital expenditures	(315)	(278)
Free cash flow	$874	$771

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support free cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in third quarter 2021 and 2020 were $252 million and $336 million, respectively, and $839 million and $1,204 million in first nine months 2021 and 2020, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $146 million and $150 million of these receivables would have been outstanding as of September 30, 2021 and December 31, 2020, respectively, had they not been sold under these factoring agreements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Debt and Other Commitments

At September 30, 2021, the Company's borrowings totaled $5.5 billion with various maturities. The Company plans to repay the $300 million principal amount of the 3.5% notes due December 2021 at maturity in fourth quarter of 2021 using available cash. The Company expects to use a combination of available cash and debt proceeds to repay the $750 million principal amount of 3.6% notes due August 2022 prior to maturity. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

See Note 9, "Leases and Other Commitments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding operating leases.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K for information on other commitments.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring October 2023. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. At September 30, 2021, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2021, the Company had no outstanding commercial paper borrowings. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2021 and December 31, 2020. As previously reported, in second quarter 2020 the Company amended the Credit Facility maximum debt covenants to reflect the higher cash balance to enhance liquidity due to, and the expected negative impact on operating results of, the COVID-19 pandemic and added a new restrictive covenant prohibiting stock repurchases through June 30, 2021 in the event certain financial ratios were exceeded. See the Current Report on Form 8-K filed May 6, 2020 for additional information on the amendments to the Credit Facility. The total amount of available borrowings under the Credit Facility was $1.50 billion as of September 30, 2021.

Net Debt

	September 30,	December 31,
(Dollars in millions)	2021	2020
Total borrowings	$5,488	$5,618
Less: Cash and cash equivalents	717	564
Net debt (1)	$4,771	$5,054
(1)Includes a non-cash decrease of $84 million in 2021 and a non-cash increase of $132 million in 2020 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $315 million and $278 million in first nine months 2021 and 2020, respectively. Capital expenditures in first nine months 2021 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2021 capital expenditures will be approximately $550 million.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. During first nine months 2021, the Company repurchased 2,543,113 shares of common stock for a cost of $290 million. As of September 30, 2021, a total of 10,430,328 shares have been repurchased under this authorization for a total amount of $923 million.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

In 2021, management expects adjusted EPS to be between $8.80 and $9.00 and free cash flow to approach $1.1 billion. These expectations assume:
•continued economic activity recovery from the impact of COVID-19;
•increased sales volume, improved product mix, and above-market growth across specialty product lines due to innovation-driven growth model and continued recovery in key end-markets, offset by the impact of automotive OEM component shortages;
•lower costs from improved capacity utilization in 2021 due to aggressive inventory actions in 2020;
•cost structure similar to 2020 due to structural cost savings from transformation of businesses and operations;
•supply chain disruptions, logistics constraints and costs, and timing of price increases in response to higher raw material and energy costs and higher distribution costs to negatively impact financial results;
•interest expense of approximately $200 million;
•the full-year effective tax rate on adjusted earnings before income tax to be 15 percent;
•capital expenditures of approximately $550 million; and
•depreciation and amortization of approximately $540 million.

In addition, in 2021 the Company expects net debt reduction of approximately $300 million, share repurchases of approximately $400 million, and additional share repurchases in fourth quarter using proceeds from the tire additives divestiture.

In 2022, management expects adjusted EPS to be between $9.50 to $10.00 assuming: four percent global GDP growth; innovation enabling growth above underlying end-markets; modestly lower raw material, energy, and distribution costs; automotive OEM production modestly increasing in second half 2022; and continued supply chain disruption and logistics constraints in first half 2022.

The Company's 2021 and 2022 financial results forecasts do not include non-core, unusual, or non-recurring items. Accordingly, management is unable to reconcile projected earnings excluding non-core, unusual, or non-recurring items to projected reported GAAP earnings without unreasonable efforts.

See "Risk Factors" below.

RISK FACTORS

In addition to factors described elsewhere in this Quarterly Report, the following are the material known factors, risks, and uncertainties that could cause actual results to differ materially from those under "Outlook" and in the forward-looking statements made in this Quarterly Report and elsewhere from time to time. See "Forward-Looking Statements". The following risk factors are not necessarily presented in the order of importance. In addition, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. This and other related disclosures made by the Company in this Quarterly Report, and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission, in Company press releases, or other public presentations) on related subjects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Risks Related to Global Economy and Industry Conditions

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, as a company which operates and sells products worldwide, uncertainty in the global economy and global capital markets (including resulting from the continuing COVID-19 pandemic and subsequent changes and disruptions in business and economic conditions) have impacted and may adversely impact demand for certain Eastman products and accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply and transportation of these commodities and in transportation of company products could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the global COVID-19 pandemic and subsequent changes and disruptions in business and economic conditions, which has adversely impacted cost and availability and transportation of commodities and transportation of Company products, natural disasters, plant interruptions, supply chain and transportation disruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities and for transportation of Company products, could adversely impact both the cost and availability of these commodities and sales of Company products.

The Company's substantial global operations subject it to risks of doing business in other countries, including U.S. and non-U.S. trade relations, which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2020 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions including the unique geographic impacts of the global COVID-19 pandemic. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. and foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K), or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage and mitigate these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Risks Related to the Company's Business and Strategy

The Company's business is subject to operating risks common to chemical and specialty materials manufacturing businesses, including cybersecurity risks, any of which could disrupt manufacturing operations or related infrastructure and adversely impact results of operations.

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber-attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations. As previously reported, manufacturing operations and earnings have previously been negatively impacted by the 2017 coal gasification explosion at the Kingsport manufacturing facility and the 2018 third-party supplier operational disruptions at the Texas City and Longview, Texas manufacturing facilities.

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

While acquisitions have been and continue to be a part of Eastman's growth strategy, acquisitions of large companies and businesses (such as the previous acquisitions of Taminco Corporation and Solutia, Inc.) subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibilities that the actual and projected future financial performance of the acquired business may be significantly worse than expected and that, as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2020 Annual Report on Form 10-K, the carrying values of goodwill and certain assets from acquisitions may, as has been the case for certain acquired assets primarily in the AFP segment, be impaired resulting in charges to future earnings; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the new business or specific assets or product lines resulting in a loss of focus on the successful operation of the Company's legacy businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business or specific assets or product lines into Eastman or that the integration efforts will not achieve the expected benefits.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions, including associated with physical impacts of climate change, could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Specifically, while the Company's sustainability and "circular economy" innovation initiatives are sources of competitive strength (see "Business - Corporate Overview - Business Strategy - Circular Economy and Sustainability" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K), future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct and indirect compliance or other costs or consequences including decreased demand for products related to carbon-based energy sources or increased demand for goods that result in lower emissions than competing products and reputational risk resulting from operations with greenhouse gas emissions. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of the Company's 2020 Annual Report on Form 10-K.

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

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At September 30, 2021 and December 31, 2020, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $20 million and $5 million, respectively, with an additional $2 million and $1 million of exposure at September 30, 2021 and December 31, 2020, respectively, for each one percentage point move in closing price thereafter.

Other than the commodity rate risk related to fluctuations in market prices and contract sales discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2020 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Securities and Exchange Commission Regulation S-K, Item 103, the Company’s threshold for disclosing any environmental legal proceeding involving a governmental authority (including the Jefferson Hills, Pennsylvania proceedings described below) is potential monetary sanctions that management believes will exceed $1 million.

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI’s Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Prior to the receipt of this proposed Consent Decree, ECRI and Company representatives met on various occasions with EPA and PADEP representatives and have determined that it is not reasonably likely that any civil penalty assessed by EPA and PADEP will be less than $1,000,000. ECRI and the Company intend to vigorously defend against these allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company. As of September 30, 2021, a total of 10,430,328 shares have been repurchased under this authorization for a total amount of $923 million. During first nine months 2021, the Company repurchased 2,543,113 shares of common stock for a cost of $290 million. For additional information, see Note 12, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
July 1-31, 2021	—	$—	—	$1.227	billion
August 1-31, 2021	664,689	$112.83	664,689	$1.152	billion
September 1-30, 2021	690,048	$108.69	690,048	$1.077	billion
Total	1,354,737	$110.72	1,354,737
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

EXHIBIT INDEX
Exhibit Number	Description
4.14	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.15	Form of 3.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.16	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.17	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01 *	2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (Amended August 5, 2021) **

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2021

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2021

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September30, 2021

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2021

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 1, 2021	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer