Form 10-Q
period 2022-03-31
EASTMAN CHEMICAL CO
filed 2022-05-04
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2022
Common Stock, par value $0.01 per share	128,882,363
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	54

1A.	Risk Factors	54

2.	Unregistered Sales of Equity Securities and Use of Proceeds	55

5.	Other Information	56

6.	Exhibits	57

SIGNATURES

Signatures	59

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2022	2021
Sales	$2,714	$2,409
Cost of sales	2,164	1,811
Gross profit	550	598
Selling, general and administrative expenses	196	184
Research and development expenses	65	58
Asset impairments and restructuring charges, net	2	7
Other components of post-employment (benefit) cost, net	(31)	(36)
Other (income) charges, net	(12)	(4)
Gain on divested business	(3)	—
Earnings before interest and taxes	333	389
Net interest expense	46	50
Earnings before income taxes	287	339
Provision for income taxes	51	62
Net earnings	236	277
Less: Net earnings attributable to noncontrolling interest	1	3
Net earnings attributable to Eastman	$235	$274

Basic earnings per share attributable to Eastman	$1.82	$2.01
Diluted earnings per share attributable to Eastman	$1.80	$1.99

Comprehensive Income
Net earnings including noncontrolling interest	$236	$277
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	7	2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(6)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	40	25
Reclassification adjustment for (gains) losses included in net income, net	(4)	5
Total other comprehensive income (loss), net of tax	37	25
Comprehensive income including noncontrolling interest	273	302
Less: Comprehensive income attributable to noncontrolling interest	1	3
Comprehensive income (loss) attributable to Eastman	$272	$299
Retained Earnings
Retained earnings at beginning of period	$8,557	$8,080
Net earnings attributable to Eastman	235	274
Cash dividends declared	(98)	(94)
Retained earnings at end of period	$8,694	$8,260

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$487	$459
Trade receivables, net of allowance for doubtful accounts	1,187	1,091
Miscellaneous receivables	461	489
Inventories	1,671	1,504
Other current assets	93	96
Assets held for sale	1,030	1,007
Total current assets	4,929	4,646
Properties
Properties and equipment at cost	12,753	12,680
Less: Accumulated depreciation	7,756	7,684
Net properties	4,997	4,996
Goodwill	3,665	3,641
Intangible assets, net of accumulated amortization	1,303	1,362
Other noncurrent assets	912	874
Total assets	$15,806	$15,519

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,053	$2,133
Borrowings due within one year	984	747
Liabilities held for sale	99	91
Total current liabilities	3,136	2,971
Long-term borrowings	4,379	4,412
Deferred income tax liabilities	795	810
Post-employment obligations	799	811
Other long-term liabilities	720	727
Total liabilities	9,829	9,731
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,271,829 and 221,809,309 for 2022 and 2021, respectively)	2	2
Additional paid-in capital	2,262	2,187
Retained earnings	8,694	8,557
Accumulated other comprehensive income (loss)	(145)	(182)
	10,813	10,564
Less: Treasury stock at cost (93,440,264 and 92,892,229 shares for 2022 and 2021, respectively)	4,920	4,860
Total Eastman stockholders' equity	5,893	5,704
Noncontrolling interest	84	84
Total equity	5,977	5,788
Total liabilities and stockholders' equity	$15,806	$15,519

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$236	$277
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	121	149
Gain on divested business	(3)	—
Provision for (benefit from) deferred income taxes	(24)	2
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(127)	(211)
(Increase) decrease in inventories	(184)	(144)
Increase (decrease) in trade payables	152	197
Pension and other postretirement contributions (in excess of) less than expenses	(43)	(53)
Variable compensation (in excess of) less than expenses	(168)	(78)
Other items, net	57	77
Net cash provided by operating activities	17	216
Investing activities
Additions to properties and equipment	(112)	(91)
Additions to capitalized software	(3)	(6)
Other items, net	(2)	(2)
Net cash used in investing activities	(117)	(99)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	236	(25)
Dividends paid to stockholders	(98)	(94)
Treasury stock purchases	—	(40)
Proceeds from stock option exercises and other items, net	(9)	22
Net cash provided by (used in) financing activities	129	(137)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	28	(24)
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$487	$540

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2021 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2021 financial position data included herein was derived from the consolidated financial statements included in the 2021 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), and assets related to the divested rubber additives product lines and related assets and technology and the held for sale adhesives resins business. See Note 17, "Segment and Regional Sales Information" for more information.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2021-05 Leases - Lessors - Certain Leases with Variable Lease Payments (Topic 842): On January 1, 2022 Eastman adopted this update which is a part of the Financial Accounting Standards Board's ("FASB") post-implementation review of this Topic. The update provides that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both: the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The adoption does not have significant impact on the Company's financial statements and related disclosures.

ASU 2021-10 Government Assistance - Disclosures by Business Entities about Government Assistance (Topic 832): On January 1, 2022 Eastman adopted prospectively this amendment which requires business entities that account for transactions with a government by applying a grant or contribution model by analogy (for example, a grant model within International Financial Reporting Standards) to provide annual disclosures about government assistance recorded during the period. The adoption does not have significant impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of March 31, 2022

ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging –Portfolio Layer Method: The FASB issued this update in March of 2022. This ASU clarifies the guidance in ASC 8152 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-123 (released on August 28, 2017) that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Management does not expect that changes required by the new standard will have a significant impact the Company's financial statements and related disclosures.

ASU 2022-02 Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: This ASU updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, and enhances creditors' disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. This ASU also amends the guidance on "vintage disclosures" to require disclosure of gross write-offs by year of origination. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Management does not expect that changes required by the new standard will have a significant impact the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2021-08 Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805): The FASB issued this update in October 2021, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, as if it had originated the contracts. The update also provides certain practical expedients for acquirers and is applicable to all contract assets and liabilities within the scope of Topic 606. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. Adoption is on a prospective basis to business combinations occurring on or after the initial application and if adopted early, retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. Management does not expect that changes required by the new standard will have a significant impact the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in first quarter 2022 and 2021 were $502 million and $289 million, respectively.

2.DIVESTITURE AND BUSINESS HELD FOR SALE

Divestiture

On November 1, 2021, the Company and certain of its subsidiaries completed the sale of its rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business ("rubber additives") of its Additives & Functional Products ("AFP") segment. The sale did not include the Eastman Impera™ and other performance resins product lines of the tire additives business. The Company is providing certain business transition and post-closing services to the buyer on agreed terms. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The major classes of divested assets and liabilities as of the date of the divestiture were as follows:

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

Separately, the Company recognized $1 million and $15 million of transaction costs for the sale of the business in first quarter 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Business Held for Sale

On October 28, 2021, the Company and certain of its subsidiaries entered into a definitive agreement to sell the adhesives resins business, which includes hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines ("adhesives resins"), of its AFP segment for $1 billion. The sale was completed on April 1, 2022. The business being sold is not being reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results. As of the definitive agreement date and until the sale, the adhesives resins business disposal group will be classified as held for sale and reported at its carrying value given this value is lower than the estimated fair value less cost to sell. Long-lived assets and definite-lived intangible assets are not depreciated or amortized while classified as held for sale.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The major classes of assets and liabilities of the business classified as held for sale as of March 31, 2022 were as follows:

March 31,
(Dollars in millions)	2022
Assets held for sale
Trade receivables, net of allowance for doubtful accounts	$132
Inventories	154
Other assets	28
Properties, net of accumulated depreciation	303
Goodwill	399
Intangible assets, net of accumulated amortization	14
Assets held for sale	1,030
Liabilities held for sale
Payables and other liabilities	88
Deferred tax liability	7
Other liabilities	4
Liabilities held for sale	99
Disposal group, net	$931

The Company recognized $8 million and $3 million of transaction costs for the business held for sale in first quarter 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

3.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2022	2021
Finished goods	$1,048	$1,007
Work in process	311	273
Raw materials and supplies	677	589
Total inventories at FIFO or average cost	2,036	1,869
Less: LIFO reserve	365	365
Total inventories	$1,671	$1,504

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both March 31, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2022	2021
Trade creditors	$1,381	$1,228
Accrued payroll and variable compensation	120	311
Accrued taxes	117	138
Post-employment obligations	63	70
Dividends payable to stockholders	101	101
Other	271	285
Total payables and other current liabilities	$2,053	$2,133

The "Other" above consists primarily of accruals for the current portion of interest payable, operating lease liabilities, environmental liabilities, and other miscellaneous accruals.

5.INCOME TAXES

	First Quarter
(Dollars in millions)	2022		2021
	$	%	$	%
Provision for income taxes and tax rate	$51	18%	$62	18%

First quarter 2022 and first quarter 2021 effective tax rates included adjustments to the provision for income taxes to reflect adjustments of prior years' income tax returns.

At March 31, 2022 and December 31, 2021, Eastman had $203 million and $200 million, respectively, in unrecognized tax benefits. At March 31, 2022, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $25 million within the next 12 months.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in first quarter 2022 or 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2022	2021
Borrowings consisted of:
3.6% notes due August 2022	$748	$747
1.50% notes due May 2023 (1)	833	850
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.8% notes due March 2025	695	698
1.875% notes due November 2026 (1)	552	565
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	494	494
4.8% notes due September 2042	494	494
4.65% notes due October 2044	875	875
Commercial paper and short-term borrowings	236	—
Total borrowings	5,363	5,159
Borrowings due within one year	984	747
Long-term borrowings	$4,379	$4,412
(1)The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 will fluctuate with changes in the euro to U.S. dollar exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms and provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2022, the Company's commercial paper borrowings were $236 million with a weighted average interest rate of 1.19 percent. At December 31, 2021, the Company had no outstanding commercial paper borrowings.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2022 and December 31, 2021.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2022 and December 31, 2021 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, primarily commercial paper, equals the carrying value and is classified as Level 2. At March 31, 2022 and December 31, 2021, the fair values of total borrowings were $5.559 billion and $5.737 billion, respectively. The Company had no borrowings classified as Level 3 as of March 31, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Subsequent Activity

In April 2022, the Company entered into an unsecured $500 million five-year term loan agreement ("Term Loan"). Borrowings under the Term Loan are subject to interest at varying spreads above quoted market rates. The Term Loan contains the same customary covenants and events of default, including maintenance of certain financial ratios, as the Credit Facility, with payment of customary fees.

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

For further information on hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2022 and December 31, 2021 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2022	December 31, 2021

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€512	€429
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	1
Energy (in million british thermal units)	5	13
Interest rate swaps for the future issuance of debt (in millions)	$75	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€853	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,246	€1,246

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of March 31, 2022 and December 31, 2021. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2022 or 2021.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are within the Unaudited Consolidated Statements of Financial Position as of March 31, 2022 and December 31, 2021.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	March 31, 2022 Level 2	December 31, 2021 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$16	$16
Commodity contracts	Other noncurrent assets	—	2
Foreign exchange contracts	Other current assets	19	12
Foreign exchange contracts	Other noncurrent assets	7	6
Forward starting interest rate swap contracts	Other current assets	10	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Fixed-for-floating interest rate swap	Other noncurrent assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	27	20
Cross-currency interest rate swaps	Other noncurrent assets	43	35
Total Derivative Assets		$122	$98

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$1
Commodity contracts	Other long-term liabilities	—	1
Foreign exchange contracts	Payables and other current liabilities	—	1
Foreign exchange contracts	Other long-term liabilities	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	2	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	6	5
Total Derivative Liabilities		$9	$8
Total Net Derivative Assets (Liabilities)		$113	$90

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion at both March 31, 2022 and December 31, 2021. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

As of March 31, 2022 and December 31, 2021, the following amounts were included in the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Borrowings due within one year (1)	$698	$697	$(1)	$(2)
Long-term borrowings	$77	$76	$(2)	$1
(1)Cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2022 and 2021.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Commodity contracts	$24	$1	$3	$—
Foreign exchange contracts	6	23	5	(5)
Forward starting interest rate and treasury lock swap contracts	5	7	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	61	69	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	23	42	—	—
Cross-currency interest rate swaps excluded component	(10)	(11)	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2022 and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,714	$2,164	$46	$2,409	$1,811	$50

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		3			—
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	5			(5)

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" of the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company did not recognize a gain or loss during first quarter 2022 and recognized a net gain of $5 million during first quarter 2021.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $85 million and net losses of $7 million at March 31, 2022 and December 31, 2021, respectively. Gains in AOCI increased between March 31, 2022 and December 31, 2021 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If recognized, approximately $30 million in pre-tax gains, as of March 31, 2022, would be reclassified into earnings during the next 12 months.

8.RETIREMENT PLANS

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. In addition, Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. The Company provided a subsidy for pre-Medicare health care and dental benefits to eligible retirees hired prior to January 1, 2007 that ended on December 31, 2021. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. Costs recognized for these benefits are estimated amounts, which may change as actual costs for the year are determined.

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$4	$7	$4	$—	$—
Interest cost	11	4	9	3	4	3
Expected return on assets	(32)	(9)	(32)	(9)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(8)	(9)
Net periodic benefit (credit) cost	$(15)	$(1)	$(16)	$(2)	$(5)	$(7)

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At March 31, 2022 and December 31, 2021, operating right-to-use assets of $205 million and $216 million, respectively, are included as a part of "Other noncurrent assets" in the Unaudited Consolidated Statements of Financial Position and includes $3 million and $3 million of assets previously classified as lease intangibles and $6 million and $5 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
Remainder of 2022	$42
2023	46
2024	32
2025	25
2026	19
2027 and beyond	52
Total lease payments	216
Less: amounts of lease payments representing interest	19
Present value of future lease payments	197
Less: current obligations under leases	48
Long-term lease obligations	$149

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

Lease costs during the period and other information is provided below:

	First Quarter
(Dollars in millions)	2022	2021
Lease costs:
Operating lease costs	$18	$18
Short-term lease costs	10	8
Sublease income	(4)	(1)
Total	$24	$25

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$16	$17
Right-to-use assets obtained in exchange for new lease liabilities	$8	$8

Weighted-average remaining lease term, in years	7	5
Weighted-average discount rate	2.9%	3.5%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows. The Company's net reserve for environmental contingencies was $278 million and $281 million at March 31, 2022 and December 31, 2021, respectively.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2022	December 31, 2021
Environmental contingencies, current	$20	$20
Environmental contingencies, long-term	258	261
Total	$278	$281

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $250 million to the maximum of $468 million and from the best estimate or minimum of $253 million to the maximum of $473 million at March 31, 2022 and December 31, 2021, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both March 31, 2022 and December 31, 2021.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. Changes in the reserves for environmental remediation liabilities during first three months 2022 and full year 2021 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2020	$257
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at December 31, 2021	253
Changes in estimates recognized in earnings and other	1
Cash reductions	(4)
Balance at March 31, 2022	$250

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million at both March 31, 2022 and December 31, 2021.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $51 million at both March 31, 2022 and December 31, 2021 and are included in "Other long-term liabilities" in the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2022 and 2021 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	235	—	—	235	1	236
Cash Dividends Declared (1) ($0.76 per share)	—	—	(98)	—	—	(98)	—	(98)
Other Comprehensive Income (Loss)	—	—	—	37	—	37	—	37
Share Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (3)	—	(18)	—	—	—	(18)	(1)	(19)
Share Repurchase (4)	—	60	—	—	(60)	—	—	—
Balance at March 31, 2022	$2	$2,262	$8,694	$(145)	$(4,920)	$5,893	$84	$5,977

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	274	—	—	274	3	277
Cash Dividends Declared (1) ($0.69 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	25	—	25	—	25
Share Based Compensation Expense (2)	—	22	—	—	—	22	—	22
Stock Option Exercises	—	38	—	—	—	38	—	38
Other (3)	—	(15)	—	—	—	(15)	(1)	(16)
Share Repurchase	—	—	—	—	(40)	(40)	—	(40)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2021	$2	$2,219	$8,260	$(248)	$(4,000)	$6,233	$86	$6,319
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Treasury shares delivered pursuant to final settlement of the December 2021 accelerated share repurchase program ("ASR") accounted for as a reduction of Additional paid-in capital prior to settlement.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(293)	$87	$(66)	$(1)	$(273)
Period change	56	(28)	63	—	91
Balance at December 31, 2021	(237)	59	(3)	(1)	(182)
Period change	7	(6)	36	—	37
Balance at March 31, 2022	$(230)	$53	$33	$(1)	$(145)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$7	$7	$2	$2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(8)	(6)	(9)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	53	40	33	25
Reclassification adjustment for (gains) losses included in net income, net	(5)	(4)	7	5
Total other comprehensive income (loss)	$47	$37	$33	$25

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2022	2021
Numerator
Earnings attributable to Eastman, net of tax	$235	$274

Denominator
Weighted average shares used for basic EPS	129.0	136.1
Dilutive effect of stock options and other awards	1.7	1.5
Weighted average shares used for diluted EPS	130.7	137.6

(Calculated using whole dollars and shares)
EPS
Basic	$1.82	$2.01
Diluted	$1.80	$1.99

Shares underlying stock options excluded from first quarter 2022 and 2021 calculations of diluted EPS were 507,692 and 327,782, respectively, because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. First quarter 2022 reflects 548,035 shares delivered as part of the accelerated share repurchase program ("ASR") the Company entered into in fourth quarter 2021. There were 354,795 share repurchases in first quarter 2021.

The Company declared cash dividends of $0.76 and $0.69 per share for first quarter 2022 and 2021, respectively.

In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such time, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). No shares have been repurchased under the 2021 authorization.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	First Quarter
Gain on Sale of Previously Impaired Assets	2022	2021
Site optimizations
AFP - Animal nutrition (1)	$—	$(1)
	—	(1)
Severance Charges
Site optimizations
AM - Advanced interlayers (2)	—	1
	—	1
Other Restructuring Costs
CI & AFP - Singapore (3)	1	5
Site optimizations
AM - Advanced interlayers (2)	1	—
Other - Tire additives (4)	—	2
	2	7

Total	$2	$7

(1)Fixed asset impairments, net in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Site closure costs in first quarter 2022 and severance costs in first quarter 2021 in the AM segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first quarter 2021 related to the closure of this facility.
(3)Site closure costs in first quarter 2022 of $1 million in the Chemical Intermediates ("CI") segment and site closure costs in first quarter 2021 of $4 million and $1 million in the CI and AFP segments, respectively, resulting from closure of the Singapore manufacturing site.
(4)Site closure costs in "Other" from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in restructuring reserves for severance costs and site closure costs paid in first three months 2022 and full year 2021:

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2022
Non-cash charges	$—	$—	$—	$—	$—
Severance costs	12	—	—	(2)	10
Other restructuring costs	5	2	—	(4)	3
Total	$17	$2	$—	$(6)	$13

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2021
Non-cash charges	$—	$16	$(16)	$—	$—
Severance costs	65	2	(1)	(54)	12
Other restructuring costs	14	29	(9)	(29)	5
Total	$79	$47	$(26)	$(83)	$17

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2022 and 2021, $25 million and $22 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $8 million and $4 million, respectively, was for stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2022 and 2021, $7 million and $2 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2022 and 2021 net earnings of $19 million and $17 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2022 and 2021, the number of stock options granted under the 2021 Omnibus Stock Compensation Plan and 2017 Omnibus Stock Compensation Plan, respectively, was approximately 362 thousand and 450 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the determination of fair value for stock options granted in first quarter 2022 and 2021 are provided in the table below:

	First Quarter
Assumptions	2022	2021
Expected volatility rate	28.69%	28.99%
Expected dividend yield	2.46%	3.58%
Average risk-free interest rate	1.93%	0.95%
Expected term years	6.4	6.0
The grant date exercise price and fair value of options granted during first quarter 2022 were $120.80 and $28.07, respectively, and first quarter 2021 were $109.26 and $19.81, respectively.

For options unvested at March 31, 2022, $4 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2022 and 2021 for the 2022-2024 and 2021-2023 periods were approximately 288 thousand and 311 thousand, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2022 and 2021 were approximately 71 thousand and 109 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2022 and 2021, $17 million and $18 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2022 was approximately $110 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

16.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Three Months
	2022	2021
Other current assets	$62	$10
Other noncurrent assets	(58)	1
Payables and other current liabilities	17	5
Long-term liabilities and equity	36	61
Total	$57	$77

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
17.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2021 Annual Report on Form 10-K.

(Dollars in millions)	First Quarter
Sales by Segment	2022	2021
Additives & Functional Products	$805	$609
Advanced Materials	737	716
Chemical Intermediates	799	605
Fibers	213	217
Total Sales by Operating Segment	2,554	2,147
Other (1)	160	262
Total Sales	$2,714	$2,409
(1)"Other" includes sales revenue from the divested rubber additives and held for sale adhesives resins businesses previously part of the AFP segment.

(Dollars in millions)	First Quarter
Earnings (Loss) Before Interest and Taxes by Segment	2022	2021
Additives & Functional Products	$145	$107
Advanced Materials	61	146
Chemical Intermediates	134	69
Fibers	24	45
Total Earnings Before Interest and Taxes by Operating Segment	364	367
Other (1)
Growth initiatives and businesses not allocated to operating segments	(32)	1
Pension and other postretirement benefits income (expense), net not allocated to operating segments	23	27
Asset impairments and restructuring charges, net	—	(2)
Transaction costs net of gain on divested business	(6)	—
Steam line incident costs, net of insurance proceeds	(25)	—
Other income (charges), net not allocated to operating segments	9	(4)
Total Earnings Before Interest and Taxes	$333	$389
(1)"Other" includes EBIT of $6 million and $28 million in first quarter 2022 and 2021, respectively, from the divested rubber additives and held for sale adhesives resins businesses previously part of the AFP segment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	March 31,	December 31,
Assets by Segment (1)	2022	2021
Additives & Functional Products	$4,416	$4,188
Advanced Materials	4,704	4,661
Chemical Intermediates	2,785	2,703
Fibers	1,023	972
Total Assets by Operating Segment	12,928	12,524
Corporate & Other Assets	2,878	2,995
Total Assets	$15,806	$15,519
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets. As disclosed in Note 1, "Significant Accounting Policies", December 31, 2021 Assets by Segment have been recast from Note 20, "Segment and Regional Sales Information", to the Company's 2021 Annual Report on Form 10-K. Prior to the recast, December 31, 2021 assets reported for the AFP segment were revised from $4,643 million to $5,195 million, and assets reported for Corporate & Other Assets were revised from $2,540 million to $1,988 million. Total assets were not impacted by the misclassification.

(Dollars in millions)	First Quarter
Sales by Customer Location	2022	2021
United States and Canada	$1,198	$1,004
Europe, Middle East, and Africa	745	656
Asia Pacific	612	608
Latin America	159	141
Total Sales	$2,714	$2,409

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2021 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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
•In first quarter 2022, the Company recognized unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs, net of insurance proceeds.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2022	2021
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$2	$7
Transaction costs net of gain on divested business	6	—
Accelerated depreciation	—	4
Unusual item impacting earnings before interest and taxes:
Steam line incident costs, net of insurance proceeds	25	—
Total non-core and unusual items impacting earnings before interest and taxes	33	11
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	5	2
Interim adjustment to tax provision	(6)	(10)
Total items impacting provision for income taxes	(1)	(8)
Total items impacting net earnings attributable to Eastman	$34	$19

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Cost of sales,
•Selling, general and administrative costs ("SG&A"),
•Earnings before interest and taxes ("EBIT"),
•Provision for income taxes,
•Net earnings attributable to Eastman,
•Diluted EPS, and
•Total borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, management occasionally has evaluated and disclosed to investors and securities analysts the non-GAAP measure cash provided by or used in operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by or used in operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by or used in operating activities because it believes it is an appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core and unusual activities and decisions of management that it considers non-core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, nonwovens and textiles, animal nutrition, and molecular recycling technologies. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $2.7 billion and $2.4 billion in first quarter 2022 and 2021, respectively. EBIT was $333 million and $389 million in first quarter 2022 and 2021, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $366 million and $400 million in first quarter 2022 and 2021, respectively. Sales revenue increased in first quarter 2022 compared to first quarter 2021 primarily due to higher selling prices partially offset by lower sales volume. Adjusted EBIT decreased in first quarter 2022 compared to first quarter 2021 primarily due to lower sales volume and higher manufacturing costs, partially offset by higher selling prices more than offsetting higher raw material and energy costs, and higher distribution costs.

On January 31, 2022, the Company had an incident at its Kingsport site as a result of a steam line failure. Consistent with Eastman's safety processes, all manufacturing operations at the site were safely shut down following the incident. All impacted areas of the manufacturing facility are operational as of March 31, 2022. The primary impacted area was specialty copolyesters in the AM segment. The Fibers segment was also modestly impacted.

The first quarter includes costs associated with normal business operations, including labor, benefits, and depreciation, which were accelerated into the first-quarter as well as incremental costs to repair damaged infrastructure and minimize customer disruption. Incremental costs net of insurance proceeds of $25 million, primarily related to the repair of damaged infrastructure were excluded from the Company's adjusted EBIT. The financial impact included in the Company's adjusted EBIT totaled approximately $125 million, which consists of approximately $50 million of accelerated costs with the remaining approximately $75 million being the estimated lost opportunity on sales.

On November 1, 2021, the Company and certain of its subsidiaries completed the sale of the rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its AFP segment ("rubber additives"). The sale did not include the Eastman Impera™ tire resins and other performance resins product lines of the tire additives business.

On October 28, 2021, the Company and certain of its subsidiaries entered into a definitive agreement to sell the adhesives resins business, which includes hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment ("adhesives resins") for $1 billion. The final purchase price is subject to working capital and other adjustments at closing. As of the definitive agreement date through first quarter 2022, the adhesives resins disposal group is classified as held for sale. The sale was completed April 1, 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For additional information on the sale of the rubber additives business and the pending sale of the adhesive resins business, see Note 2, "Divestiture and Business Held for Sale", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

As of first quarter 2022, the Company reported sales revenue and EBIT for the divested and held for sale businesses from the AFP segment in "Other". To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP segment and "Other" for each quarter from first quarter 2019 through fourth quarter 2021. The information presented below excludes the financial results of the divested businesses from the AFP segment and includes the financial results of the divested businesses in "Other". For more information, refer to the Current Report on Form 8-K dated April 18, 2022, and Part II, Item 5, "Other Information" in this Quarterly Report.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$235	$1.80	$274	$1.99
Total non-core and unusual items, net of tax	28	0.21	9	0.06
Interim adjustment to tax provision	6	0.05	10	0.08
Adjusted net earnings	$269	$2.06	$293	$2.13

Cash provided by operating activities was $17 million and $216 million in first three months 2022 and 2021, respectively.

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2022	2021	$	%
Sales	$2,714	$2,409	$305	13%
Volume / product mix effect			(122)	(5)%
Price effect			462	19%
Exchange rate effect			(35)	(1)%

Sales revenue increased in first quarter 2022 compared to first quarter 2021 as a result of increases in all operating segments, except the Fibers segment. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	First Quarter
(Dollars in millions)	2022	2021	Change
Gross profit	$550	$598	(8)%
Accelerated depreciation	—	4
Steam line incident costs, net of insurance proceeds	25	—
Gross profit excluding non-core and unusual items	$575	$602	(4)%

Gross profit in first quarter 2022 included incremental costs, net of insurance proceeds, from the steam line incident at the Kingsport, Tennessee manufacturing facility and gross profit in first quarter 2021 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding these non-core and unusual items, gross profit in first quarter 2022 compared to first quarter 2021 decreased as a result of decreases in all operating segments, except the CI segment. This decrease includes approximately $50 million of accelerated costs from the steam line incident across all operating segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2022	2021	Change
Selling, general and administrative expenses	$196	$184	7%
Transaction costs	(9)	—
Selling, general and administrative expenses excluding non-core item	$187	$184	2%

First quarter 2022 SG&A expenses included transaction costs for the sale of the rubber additives and adhesives resins businesses. Excluding this non-core item, SG&A expenses slightly increased in first quarter 2022 compared to first quarter 2021 primarily as a result of higher discretionary spending corresponding to strengthened business and market conditions, partially offset by lower variable compensation costs.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2022	2021	Change
Research and development expenses	$65	$58	12%

R&D expenses increased in first quarter 2022 compared to first quarter 2021 primarily due to higher growth initiative project costs, primarily in the AM segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	First Quarter
	2022	2021
Gain on Sale of Previously Impaired Assets
Site optimizations
AFP - Animal nutrition	$—	$(1)
	—	(1)
Severance Charges
Site optimizations
AM - Advanced interlayers	—	1
	—	1
Other Restructuring Costs
CI & AFP - Singapore	1	5
Site optimizations
AM - Advanced interlayers	1	—
Other - Tire additives	—	2
	2	7

Total	$2	$7

For detailed information regarding asset impairments and restructuring charges, net see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2022	2021
Other components of post-employment (benefit) cost, net	$(31)	$(36)

For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2022	2021
Foreign exchange transaction (gains) losses, net	$1	$4
(Income) loss from equity investments and other investment (gains) losses, net	(12)	(6)
Other, net	(1)	(2)
Other (income) charges, net	$(12)	$(4)

For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2022	2021	Change
Earnings before interest and taxes	$333	$389	(14)%
Asset impairments and restructuring charges, net	2	7
Transaction costs net of gain on divested business	6	—
Accelerated depreciation	—	4
Steam line incident costs, net of insurance proceeds	25	—
Earnings before interest and taxes excluding non-core and unusual items	$366	$400	(9)%

Net Interest Expense

	First Quarter
(Dollars in millions)	2022	2021	Change
Gross interest costs	$49	$52	(6)%
Less: Capitalized interest	2	1
Interest expense	47	51
Less: Interest income	1	1
Net interest expense	$46	$50	(8)%

Net interest expense decreased in first quarter 2022 compared to first quarter 2021 primarily as a result of lower total borrowings.

Provision for Income Taxes

	First Quarter
	2022		2021
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$51	18%	$62	18%
Tax provision for non-core and unusual items (1)	5		2
Interim adjustment to tax provision (2)	(6)		(10)
Adjusted provision for income taxes and effective tax rate	$50	16%	$54	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)First quarter 2022 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2021 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first three months 2022 and 2021 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Three Months (1)
	2022	2021
Effective tax rate	18%	18%
Discrete tax items (2)	1%	2%
Tax impact of current year non-core and unusual items (3)	1%	1%
Changes in tax contingencies and valuation allowances	(1)%	(1)%
Forecasted full year impact of expected tax events	(3)%	(4)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent for both first three months 2022 and 2021.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete items for both first three months 2022 and 2021 are for share based compensation expense and adjustments to certain prior year tax returns.
(3)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$235	$1.80	$274	$1.99
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	1	—	6	0.04
Accelerated depreciation	—	—	3	0.02
Transaction costs net of gain on divested business	8	0.07	—	—
Unusual item, net of tax: (1)
Steam line incident costs, net of insurance proceeds	19	0.14	—	—
Interim adjustment to tax provision	6	0.05	10	0.08
Adjusted net earnings and diluted earnings per share attributable to Eastman	$269	$2.06	$293	$2.13
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2021 Annual Report on Form 10-K and the recasted financial information for AFP segment and "Other" on the Form 8-K furnished April 18, 2022, and Part II, Item 5, "Other Information" in this Quarterly Report.
Additives & Functional Products Segment

	First Quarter
			Change
	2022	2021	$	%
(Dollars in millions)
Sales	$805	$609	$196	32%
Volume / product mix effect			62	10%
Price effect			150	25%
Exchange rate effect			(16)	(3)%

Earnings before interest and taxes	$145	$107	$38	36%
Sales revenue in first quarter 2022 increased compared to first quarter 2021 primarily due to higher selling prices and higher sales volume across the businesses, particularly care additives product lines. Higher selling prices were primarily due to strong end-market demand and higher raw material, energy, and distribution prices. Cost pass-through contracts represented approximately 40 percent of the selling price increase. Higher sales volume was a result of strong underlying market demand in key markets including building and construction, personal care, and animal nutrition.

First quarter 2021 EBIT included site closure costs of $1 million resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site, however these costs were offset by a $1 million gain on the sale of impaired assets from the previously reported closure of an Asia Pacific facility. For more information regarding asset impairments and restructuring charges, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
EBIT increased in first quarter 2022 compared to first quarter 2021 primarily due to higher selling prices more than offsetting higher raw material and energy costs, and higher distribution costs by $30 million and higher sales volume of $19 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	First Quarter
			Change
	2022	2021	$	%
(Dollars in millions)
Sales	$737	$716	$21	3%
Volume / product mix effect			(39)	(6)%
Price effect			69	10%
Exchange rate effect			(9)	(1)%

Earnings before interest and taxes	$61	$146	$(85)	(58)%
Asset impairments and restructuring charges, net	1	1	—
Accelerated depreciation	—	4	(4)
Earnings before interest and taxes excluding non-core items	62	151	(89)	(59)%
Sales revenue in first quarter 2022 increased compared to first quarter 2021 due to higher selling prices partially offset by lower sales volume. Sales volume decreased in specialty plastics due to limited production capacity resulting from the steam line incident, while underlying demand remained strong across key end-markets including consumer durables. Higher selling prices in specialty plastics and advanced interlayers were due to strong demand and higher raw material, energy, and distribution prices.

First quarter 2022 EBIT included $1 million of asset impairments and restructuring charges from a manufacturing facility closure. First quarter 2021 EBIT included accelerated depreciation and asset impairment and restructuring charges from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT decreased primarily due to lower sales volume and higher manufacturing costs totaling $58 million primarily as a result of the steam line incident, and higher raw material and energy costs, and higher distribution costs offsetting higher selling prices by $13 million.
Chemical Intermediates Segment

	First Quarter
			Change
	2022	2021	$	%
(Dollars in millions)
Sales	$799	$605	$194	32%
Volume / product mix effect			6	1%
Price effect			197	33%
Exchange rate effect			(9)	(2)%

Earnings before interest and taxes	$134	$69	$65	94%
Asset impairments and restructuring charges, net	1	4	(3)
Earnings before interest and taxes excluding non-core items	135	73	62	85%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first quarter 2022 increased compared to first quarter 2021 primarily due to higher selling prices across the business, resulting from higher raw material, energy, and distribution prices, as well as continued constrained market conditions. Sales volume was relatively unchanged due to strong demand growth in the agriculture end-market for functional amines mainly offset by lower sales volume of acetyl derivatives, primarily as a result of the steam line incident.

First quarter 2022 EBIT included site closure costs of $1 million resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. First quarter 2021 EBIT included $4 million restructuring charges resulting from the discontinued production of certain products at the Singapore manufacturing facility. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT increased in first quarter 2022 compared to first quarter 2021 primarily due to higher selling prices offsetting higher raw material and energy costs, and higher distribution costs by $68 million.
Fibers Segment

	First Quarter
			Change
	2022	2021	$	%
(Dollars in millions)
Sales	$213	$217	$(4)	(2)%
Volume / product mix effect			(20)	(9)%
Price effect			17	7%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$24	$45	$(21)	(47)%
Sales revenue in first quarter 2022 decreased compared to first quarter 2021 primarily due to lower sales volume in acetate tow, partially offset by higher selling prices across the segment.

EBIT decreased in first quarter 2022 compared to first quarter 2021 primarily due to approximately $15 million of lower sales volume and higher manufacturing costs as a result of the steam line incident and the Russia/Ukraine conflict, and higher raw material and energy costs, and higher distribution costs offsetting higher selling prices by $4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	First Quarter
	2022	2021
(Dollars in millions)
Sales	$160	$262

Earnings (loss) before interest and taxes
Growth initiatives and businesses not allocated to operating segments	(32)	1
Pension and other postretirement benefits income (expense), net not allocated to operating segments	23	27
Asset impairments and restructuring charges, net	—	(2)
Transaction costs net of gain on divested business	(6)	—
Steam line incident costs, net of insurance proceeds	(25)	—
Other income (charges), net not allocated to operating segments	9	(4)
Earnings (loss) before interest and taxes	$(31)	$22
Asset impairments and restructuring charges, net	—	2
Transaction costs net of gain on divested business	6	—
Steam line incident costs, net of insurance proceeds	25	—
Earnings (loss) before interest and taxes excluding non-core items	—	24
On November 1, 2021, the Company and certain of its subsidiaries completed the sale of its rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business of its Additives & Functional Products ("AFP") segment. Additionally, on April 1, 2022, the Company and certain of its subsidiaries completed the sale of its adhesives resins business. The sale included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, all of which were also previously part of the AFP segment.

Subsequent to the closing of these transactions, sales revenue and EBIT of the divested businesses are included in "Other". To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP segment and "Other" for each quarter from first quarter 2019 through fourth quarter 2021. For more information, see the Current Report on Form 8-K dated April 18, 2022, and Part II, Item 5, "Other Information" in this Quarterly Report.

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First quarter 2022 EBIT included $25 million of net costs from the steam line incident. For more information, see "Overview" in this MD&A. First quarter 2021 EBIT included asset impairments and severance of $2 million from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2022	2021	$	%
United States and Canada	$1,198	$1,004	$194	19%
Europe, Middle East, and Africa	745	656	89	14%
Asia Pacific	612	608	4	1%
Latin America	159	141	18	13%
Total Eastman Chemical Company	$2,714	$2,409	$305	13%

Sales revenue increased 13 percent in first quarter 2022 compared to first quarter 2021 due to increases in sales revenue across all regions. Higher sales revenue was primarily due to higher selling prices (up 19 percent) across all regions, partially offset by lower sales volume (down 5 percent) across all regions. The most significant increase in sales revenue occurred in United States and Canada, primarily due to higher selling prices and sales volume in the CI and AFP segments.
Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described below are expected to be available and sufficient to meet known short and long-term cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in this MD&A. Management believes maintaining a financial profile consistent with an investment grade credit rating is important to its long-term strategic and financial flexibility.

	First Three Months
(Dollars in millions)	2022	2021
Net cash provided by (used in)
Operating activities	$17	$216
Investing activities	(117)	(99)
Financing activities	129	(137)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)
Net change in cash and cash equivalents	28	(24)
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$487	$540

Cash provided by operating activities decreased $199 million in first three months 2022 compared with first three months 2021 due to higher variable compensation payout and lower net earnings.

Cash used in investing activities increased $18 million in first three months 2022 compared with first three months 2021 primarily due to higher capital expenditures.

Cash provided by financing activities was $129 million in first three months 2022 compared with cash used in financing activities of $137 million in first three months 2021, primarily due to proceeds from commercial paper borrowings in first three months 2022 compared to repayment of commercial paper borrowings in first three months 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in first quarter 2022 and 2021 were $502 million and $289 million, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $344 million and $239 million of these receivables would have been outstanding as of March 31, 2022 and December 31, 2021, respectively, had they not been sold under these factoring agreements.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, the Company introduced a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K for additional information.

Debt and Other Commitments

At March 31, 2022, the Company's borrowings totaled $5.4 billion with various maturities. The Company expects to use a combination of available cash and debt proceeds to repay the $750 million principal amount of 3.6% notes due August 2022 prior to maturity.

In April 2022, the Company entered into an unsecured $500 million, five-year term loan agreement ("Term Loan"). The Company expects to draw on this Term Loan in second quarter 2022. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

See Note 9, "Leases and Other Commitments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding operating leases.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K for information on other commitments.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms and provides available liquidity for general corporate purposes and supports commercial paper borrowings. At March 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2022, the Company's commercial paper borrowings were $236 million with a weighted average interest rate of 1.19 percent. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2022 and December 31, 2021. The total amount of available borrowings under the Credit Facility was $1.50 billion as of March 31, 2022. For additional information, see the Section 5.03 of the Credit Facility at Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	March 31,	December 31,
(Dollars in millions)	2022	2021
Total borrowings	$5,363	$5,159
Less: Cash and cash equivalents	487	459
Net debt (1)	$4,876	$4,700
(1)Includes a non-cash decrease of $30 million in 2022 and a non-cash decrease of $113 million in 2021 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $112 million and $91 million in first three months 2022 and 2021, respectively. Capital expenditures in first three months 2022 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2022 capital expenditures will be approximately $700 million.

Stock Repurchases and Dividends

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). In fourth quarter 2021, the Company entered into an accelerated share repurchase program ("ASR") to purchase $500 million of the Company's common stock under the 2018 authorization. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the ASR's purchase period, which was settled in first quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the ASR were delivered in fourth quarter 2021.

During first three months 2022, 548,035 shares were delivered under the ASR. As of March 31, 2022, a total of 16,497,030 shares have been repurchased under the 2018 authorization for a total amount of $1,633 million.

In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such time, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). No shares have been repurchased under the 2021 authorization.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUTLOOK

In 2022, management expects adjusted EPS to be between $9.50 and $10.00 and operating cash flow to approach $1.6 billion. These expectations assume:
•Strong end-market demand; innovation and market development driving growth above underlying end-markets; and recovery of production volume from the steam line incident;
•timing of price increases to recover from increase of raw material, energy, and distribution prices and disciplined cost management to positively impact financial results;
•earnings to be negatively impacted by the divested rubber additives and adhesives resins product lines, normalization of selling price/cost spreads in the Chemical Intermediates segment; continued investment in growth; and geopolitical uncertainties, including COVID-related lockdowns in China and the Russia/Ukraine conflict;
•interest expense of approximately $190 million;
•depreciation and amortization of approximately $490 million;
•the full-year effective tax rate on adjusted earnings before income taxes to be between 15 and 16 percent; and
•share repurchases to offset impact of divested businesses.

In addition, the Company expects to deploy strong operating cash flow and divestiture proceeds through the combination of investment in organic growth through capital expenditures of approximately $700 million, bolt-on mergers and acquisitions, and share repurchases in excess of $1 billion.

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

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in raw material and energy costs. These risk mitigation measures do not eliminate all exposure to market fluctuations and may limit the Company from fully benefiting from lower raw material costs and, conversely, offset the impact of higher raw material costs. In addition, the global COVID-19 pandemic and subsequent changes and disruptions in business and economic conditions, which has adversely impacted cost and availability and transportation of commodities and transportation of Company products, natural disasters, plant interruptions, supply chain and transportation disruptions (related to the global COVID-19 pandemic and otherwise), changes in laws or regulations, levels of unemployment and inflation, higher interest rates, war or other outbreak of hostilities or terrorism (such as the ongoing Russia/Ukraine conflict), and breakdown or degradation of transportation and supply chain infrastructure used for delivery of strategic raw material and energy commodities and for transportation of Company products, could adversely impact both the cost and availability of these commodities and sales of Company products.

The Company's substantial global operations subject it to risks of doing business in other countries, including U.S. and non-U.S. trade relations, which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2021 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions including the unique geographic impacts of the global COVID-19 pandemic. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. and foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K), or adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China and Russia, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage and mitigate these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

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

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, and discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber-attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on operations (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of the Company's 2021 Annual Report on Form 10-K). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

While acquisitions and divestitures have been and continue to be a part of Eastman's strategy, acquisitions of large companies and acquisitions or divestitures of businesses subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibility that the actual and projected future financial performance of the acquired or remaining business may be significantly worse than expected and that, in the case of an acquired business and as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K, the carrying values of goodwill and certain assets from acquisitions may, as has been the case for certain acquired assets, be impaired resulting in non-cash charges to future earnings and, in the case of a divested business, the divestiture could reduce Eastman's revenue and, potentially, margins and increase its costs and liabilities in the form of transition costs and retained liabilities from the operations divested, including environmental liabilities; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the integration of the new business or specific assets or product lines or separation of the divested business or specific assets or product lines resulting in a loss of focus on the successful operation of the Company's legacy businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business or specific assets or product lines into Eastman or separate any divested business or specific assets or product lines from Eastman, or that the integration or separation efforts will not achieve the expected benefits.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions, including associated with physical impacts of climate change, could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct and indirect compliance or other costs or consequences including decreased demand for products related to carbon-based energy sources or increased demand for goods that result in lower emissions than competing products and reputational risk resulting from operations with greenhouse gas emissions. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of the Company's 2021 Annual Report on Form 10-K.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2021 Annual Report on Form 10-K.

There have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2021 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI’s Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Prior to the receipt of this proposed Consent Decree, ECRI and Company representatives met on various occasions with EPA and PADEP representatives and have determined that it is not reasonably likely that any civil penalty assessed by EPA and PADEP will be less than $1,000,000. ECRI and the Company are vigorously defending against these allegations. Even though the Company sold the Jefferson Hills facility on April 1, 2022 as part of its previously reported sale of the adhesives resins business, it retained responsibility for any civil penalty assessed by EPA and PADEP in this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Equity Securities by the Issuer

On February 25, 2022, the Company determined that it had not timely filed a Registration Statement on Form S-8 (the "Form S-8") with the Securities and Exchange Commission regarding the issuance of shares of the Company’s common stock pursuant to the Eastman Chemical Company 2017 Omnibus Stock Compensation Plan ("2017 Plan"). On April 5, 2022, the Company filed a Form S-8 with the Securities and Exchange Commission to register shares issuable pursuant to the 2017 Plan. The 2017 Plan, which was approved by stockholders on May 4, 2017, allows the Company to issue securities to employees, officers, and directors as part of an employee benefit plan. No securities were offered or sold to the public.

From the date of adoption of the 2017 Plan through the filing of the Form S-8, a total of (a) 304,805 shares of the Company's common stock were issued upon exercise of stock options granted pursuant to the 2017 Plan for an aggregate exercise price of $24,494,414, (b) a total of 32,169 shares of the Company's common stock were issued pursuant to the 2017 Plan upon the vesting of restricted stock granted thereunder and without any cash consideration being paid, (c) 303,613 shares of the Company's common stock were issued pursuant to the 2017 Plan upon the vesting of restricted stock units granted thereunder and without any cash consideration being paid, and (d) 774,365 shares of the Company's common stock were issued pursuant to the 2017 Plan upon vesting of performance-based restricted stock units granted thereunder and without any cash consideration being paid, in each instance without registration. The Company believes that any potential liability resulting from the untimely filing is not material to its financial condition or results of operations.

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). In fourth quarter 2021, the Company entered into an accelerated share repurchase program ("ASR") to purchase $500 million of the Company's common stock under the 2018 authorization. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the ASR's purchase period, which was settled in first quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the ASR, less a discount. Approximately 80 percent of the expected share repurchased under the ASR were delivered in fourth quarter 2021.

During first three months 2022, 548,035 shares were delivered under the ASR. As of March 31, 2022, a total of 16,497,030 shares have been repurchased under the 2018 authorization for a total amount of $1,633 million.

In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2022, no shares have been repurchased under the 2021 authorization. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

For additional information, see Note 12, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
January 1-31, 2022	—	$—	—	$2.967	billion
February 1-28, 2022	—	$—	—	$2.967	billion
March 1-31, 2022	548,035	$109.24	548,035	$2.867	billion
Total	548,035	$109.24	548,035
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 5. OTHER INFORMATION

On April 18, 2022, Eastman Chemical Company and certain of its subsidiaries ("Eastman" or the "Company") filed a Current Report on Form 8-K (the "Original 8-K") to disclose its recast of revenue, earnings (loss) before interest and taxes ("EBIT"), EBIT excluding non-core items (a non-GAAP measure), and the corresponding reconciliation of EBIT to EBIT excluding non-core items, for the AFP segment and "Other" subsequent to the divestitures of its rubber additives and other product lines and related assets and technology of the global tire additives business and its adhesives resins business. The information below is being reported solely to correct a misclassification in 2021 recast EBIT and in the corresponding reconciliation of EBIT to EBIT excluding non-core items. The Company has disclosed below each quarter 2021 recast numbers included in the Original 8-K, as corrected for the misclassification discussed above.

	2021
(Dollars in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
Additives & Functional Products
EBIT	107		109		130		102		448
Asset impairments and restructuring charges, net	—	[1]	2	[1]	1	[1]	1	[1]	4	[1]
EBIT excluding non-core items	107		111		131		103		452

Other
EBIT	22		(489)		(47)		241		(273)
Mark-to-market pension and other postretirement benefits plans (gain) loss, net	—		—		—		(267)	[2]	(267)	[2]
Asset impairments and restructuring charges, net	2	[3]	3	[3]	1	[3]	12	[3,4,5]	18	[3,4,5]
Loss on divested business (held for sale until Q4 2021) and related transaction costs	—		495	[6]	68	[6]	7	[6]	570	[6]
EBIT excluding non-core items	24		9		22		(7)		48
(1)Site closure costs of $1 million included in each first quarter 2021, second quarter 2021, and third quarter 2021, contract termination fees of $1 million in the second quarter 2021, and asset impairments of $1 million in fourth quarter 2021 resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. First quarter 2021 charges were partially offset by a $1 million gain on the sale of impaired assets from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Gains resulting from changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets.
(3)Site closure costs of $2 million and $3 million included in first quarter 2021 and fourth quarter 2021, respectively, asset impairments of $3 million included in second quarter 2021, and severance charges of $1 million included in third quarter 2021, from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(4)Fourth quarter 2021 included fixed asset impairment charges of $8 million for assets associated with the global tire additives business.
(5)Fourth quarter 2021 included severance and related costs of $1 million as part of business improvement and cost reduction initiatives.
(6)Second quarter 2021 included an estimated loss on rubber additives (including CrystexTM insoluble sulfur and SantoflexTM antidegradants) and other product lines and related assets and technology of the global tire additives business held for sale (the difference in net book value of the disposal group and total sale price and other consideration is due to anticipated costs to sell and the value of certain continuing transition services and agreements). Third quarter 2021 and fourth quarter 2021 included adjustments to the estimated loss and transaction costs.

EBIT excluding non-core items is a non-GAAP financial measure. A reconciliation of EBIT excluding non-core items to the most comparable GAAP measure, EBIT, is included in the financial tables above. For details on management's use of non-GAAP measures please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Measures" in Part I, Item 2 of this Quarterly Report.

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

EXHIBIT INDEX
Exhibit Number	Description
4.14	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.15	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

10.01 *	Form of Award Notice for Stock Options Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan**

10.02 *	Term Loan Agreement dated as of April 14, 2022

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2022

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2022

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2022

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2022

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 4, 2022	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer