Form 10-Q
period 2022-06-30
EASTMAN CHEMICAL CO
filed 2022-08-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2022
Common Stock, par value $0.01 per share	122,808,505
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	59

1A.	Risk Factors	59

2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

6.	Exhibits	61

SIGNATURES

Signatures	62

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Sales	$2,784	$2,653	$5,498	$5,062
Cost of sales	2,114	1,972	4,278	3,783
Gross profit	670	681	1,220	1,279
Selling, general and administrative expenses	185	202	381	386
Research and development expenses	67	63	132	121
Asset impairments and restructuring charges, net	19	15	21	22
Other components of post-employment (benefit) cost, net	(34)	(37)	(65)	(73)
Other (income) charges, net	14	(1)	2	(5)
Net (gain) loss on divested businesses	(7)	495	(10)	495
Earnings (loss) before interest and taxes	426	(56)	759	333
Net interest expense	45	51	91	101
Earnings (loss) before income taxes	381	(107)	668	232
Provision for income taxes	124	37	175	99
Net earnings (loss)	257	(144)	493	133
Less: Net earnings attributable to noncontrolling interest	1	2	2	5
Net earnings (loss) attributable to Eastman	$256	$(146)	$491	$128

Basic earnings (loss) per share attributable to Eastman	$2.05	$(1.07)	$3.87	$0.94
Diluted earnings (loss) per share attributable to Eastman	$2.03	$(1.07)	$3.82	$0.93

Comprehensive Income
Net earnings (loss) including noncontrolling interest	$257	$(144)	$493	$133
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	16	9	23	11
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(9)	(7)	(15)	(14)
Derivatives and hedging:
Unrealized gain (loss) during period	27	4	67	29
Reclassification adjustment for (gains) losses included in net income, net	(32)	9	(36)	14
Total other comprehensive income (loss), net of tax	2	15	39	40
Comprehensive income (loss) including noncontrolling interest	259	(129)	532	173
Less: Comprehensive income attributable to noncontrolling interest	1	2	2	5
Comprehensive income (loss) attributable to Eastman	$258	$(131)	$530	$168
Retained Earnings
Retained earnings at beginning of period	$8,694	$8,260	$8,557	$8,080
Net earnings (loss) attributable to Eastman	256	(146)	491	128
Cash dividends declared	(93)	(94)	(191)	(188)
Retained earnings at end of period	$8,857	$8,020	$8,857	$8,020

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$456	$459
Trade receivables, net of allowance for doubtful accounts	1,210	1,091
Miscellaneous receivables	425	489
Inventories	1,826	1,504
Other current assets	86	96
Assets held for sale	—	1,007
Total current assets	4,003	4,646
Properties
Properties and equipment at cost	12,743	12,680
Less: Accumulated depreciation	7,784	7,684
Net properties	4,959	4,996
Goodwill	3,663	3,641
Intangible assets, net of accumulated amortization	1,248	1,362
Other noncurrent assets	1,002	874
Total assets	$14,875	$15,519

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,169	$2,133
Borrowings due within one year	979	747
Liabilities held for sale	—	91
Total current liabilities	3,148	2,971
Long-term borrowings	4,012	4,412
Deferred income tax liabilities	738	810
Post-employment obligations	768	811
Other long-term liabilities	802	727
Total liabilities	9,468	9,731
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,316,005 and 221,809,309 for 2022 and 2021, respectively)	2	2
Additional paid-in capital	2,179	2,187
Retained earnings	8,857	8,557
Accumulated other comprehensive income (loss)	(143)	(182)
	10,895	10,564
Less: Treasury stock at cost (99,558,298 and 92,892,229 shares for 2022 and 2021, respectively)	5,572	4,860
Total Eastman stockholders' equity	5,323	5,704
Noncontrolling interest	84	84
Total equity	5,407	5,788
Total liabilities and stockholders' equity	$14,875	$15,519

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$493	$133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	243	289
Mark-to-market pension and other postretirement benefit plans (gain), net	(3)	—
Asset impairment charges	—	5
Loss on sale of assets	15	—
(Gain) loss on divested business	(10)	495
Benefit from deferred income taxes	(81)	(28)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(163)	(361)
(Increase) decrease in inventories	(372)	(214)
Increase (decrease) in trade payables	179	306
Pension and other postretirement contributions (in excess of) less than expenses	(81)	(97)
Variable compensation (in excess of) less than expenses	(132)	8
Other items, net	174	106
Net cash provided by operating activities	262	642
Investing activities
Additions to properties and equipment	(247)	(198)
Proceeds from sale of businesses	998	—
Acquisitions, net of cash acquired	(1)	(63)
Additions to capitalized software	(7)	(12)
Other items, net	13	(4)
Net cash provided by (used in) investing activities	756	(277)
Financing activities
Net decrease in commercial paper and other borrowings	—	(25)
Proceeds from borrowings	500	—
Repayment of borrowings	(550)	—
Dividends paid to stockholders	(196)	(188)
Treasury stock purchases	(752)	(140)
Proceeds from stock option exercises and other items, net	(12)	38
Net cash used in financing activities	(1,010)	(315)
Effect of exchange rate changes on cash and cash equivalents	(11)	(5)
Net change in cash and cash equivalents	(3)	45
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$456	$609

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of business ventures for which a controlling interest is determined. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. During the six months 2022, the Company contributed $24 million in a new joint venture located in Kingsport, Tennessee which will produce acetylated wood. The Company owns a 40 percent interest in the joint venture. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), and assets related to the divested rubber additives product lines and related assets and technology and the divested adhesives resins business. See Note 17, "Segment and Regional Sales Information" for more information.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2021-05 Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments: On January 1, 2022, Eastman adopted this update which is a part of the Financial Accounting Standards Board's ("FASB") post-implementation review of this Topic. The update provides that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both: the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The adoption does not have significant impact on the Company's financial statements and related disclosures.

ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance: On January 1, 2022, Eastman adopted prospectively this amendment which requires business entities that account for transactions with a government by applying a grant or contribution model by analogy (for example, a grant model within International Financial Reporting Standards) to provide annual disclosures about government assistance recorded during the period. The adoption does not have significant impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of June 30, 2022

ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The FASB issued this update in October 2021, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, as if it had originated the contracts. The update also provides certain practical expedients for acquirers and is applicable to all contract assets and liabilities within the scope of Topic 606. The expedients are as follows: "provides relief for contracts that have been previously modified before the acquisition date" and "relief for situations in which the acquirer does not have the appropriate data or expertise to analyze the historical periods in which the contract was entered into". This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted, including adoption in an interim period. Adoption is on a prospective basis to business combinations occurring on or after the initial application and if adopted early, retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method: The FASB issued this update in March 2022. This ASU clarifies the guidance in Accounting Standards Codification ("ASC") 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-123 (released on August 28, 2017) that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: The FASB issued this update in March 2022. This ASU updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, and enhances creditors' disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. This ASU also amends the guidance on "vintage disclosures" to require disclosure of gross write-offs by year of origination. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The FASB issued this update in June 2022, which states that when measuring the fair value of an asset or a liability, a reporting entity should consider the characteristics of the asset or liability, including restrictions on the sale of the asset or liability, if a market participant also would take those characteristics into account. Key to that determination is the unit of account for the asset or liability being measured at fair value. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is continuing to assess the impact on the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in second quarter 2022 and 2021 were $637 million and $298 million, respectively, and $1,139 million and $587 million in first six months 2022 and 2021, respectively.

2.DIVESTITURES

Rubber Additives Divestiture

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

Separately, the Company recognized $3 million and $15 million of transaction costs for the divested business in first six months 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Adhesives Resins Divestiture

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of its adhesives resins business, which includes hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines ("adhesives resins"), of its AFP segment. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results. Included in the adhesives resins divestiture was the 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China, which produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.

The total estimated consideration, after estimates of post-closing adjustments, was $957 million. The divestiture resulted in a $5 million gain (including cumulative translation adjustment liquidation of $10 million and certain costs to sell of $10 million).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The major classes of divested assets and liabilities as of the date of the divestiture were as follows:

(Dollars in millions)
Assets divested
Trade receivables, net of allowance for doubtful accounts	$129
Inventories	163
Other assets	21
Properties, net of accumulated depreciation	303
Goodwill	399
Intangible assets, net of accumulated amortization	14
Assets divested	1,029
Liabilities divested
Payables and other liabilities	86
Deferred tax liability	7
Other liabilities	4
Liabilities divested	97
Disposal group, net	$932

The Company recognized $8 million and $3 million of transaction costs for the divested business in first six months 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

3.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2022	2021
Finished goods	$1,241	$1,007
Work in process	283	273
Raw materials and supplies	692	589
Total inventories at FIFO or average cost	2,216	1,869
Less: LIFO reserve	390	365
Total inventories	$1,826	$1,504

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both June 30, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2022	2021
Trade creditors	$1,395	$1,228
Accrued payroll and variable compensation	147	311
Accrued taxes	182	138
Post-employment obligations	66	70
Dividends payable to stockholders	96	101
Other	283	285
Total payables and other current liabilities	$2,169	$2,133

The "Other" above consists primarily of accruals for the current portion of interest payable, operating lease liabilities, environmental liabilities, and other miscellaneous accruals.

5.INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$124	33%	$37	—%	$175	26%	$99	44%

Second quarter and first six months 2022 effective tax rates include adjustments to the provision for income taxes to reflect the tax implications of the divestiture of the adhesives resins business. Second quarter and first six months 2021 effective tax rates include a $21 million decrease to the provision for income taxes from the revaluation of deferred tax liabilities as a result of business held for sale classification of certain assets.

At June 30, 2022 and December 31, 2021, Eastman had $204 million and $200 million, respectively, in unrecognized tax benefits. At June 30, 2022, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $15 million within the next 12 months.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in second quarter or first six months 2022 or 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2022	2021
Borrowings consisted of:
3.6% notes due August 2022	$200	$747
1.50% notes due May 2023 (1)	779	850
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.80% notes due March 2025	695	698
1.875% notes due November 2026 (1)	517	565
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	495	494
4.8% notes due September 2042	494	494
4.65% notes due October 2044	876	875
2022 Term loan	499	—
Total borrowings	4,991	5,159
Borrowings due within one year	979	747
Long-term borrowings	$4,012	$4,412
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

Credit Facility, Term Loan, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2022 and December 31 2021, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2022 and December 31, 2021, the Company had no outstanding commercial paper borrowings.

In second quarter 2022, the Company borrowed $500 million under a five-year term loan agreement ("2022 Term Loan"). The 2022 Term Loan had a variable interest rate of 2.73% as of June 30, 2022. Borrowings under the 2022 Term Loan are subject to interest at varying spreads above quoted market rates. In second quarter 2022, $550 million principal amount of the 3.6% notes due August 2022 were repaid using proceeds from the 2022 Term Loan and available cash.

The Credit Facility and 2022 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2022 and December 31, 2021.

Subsequent Activity

In July 2022, the Company repaid the remaining $200 million principal amount of the 3.6% notes due August 2022 prior to maturity.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2022 and December 31, 2021 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, such as commercial paper and the 2022 Term Loan, equals the carrying value and is classified as Level 2. At June 30, 2022 and December 31, 2021, the fair values of total borrowings were $4.857 billion and $5.737 billion, respectively. The Company had no borrowings classified as Level 3 as of June 30, 2022 and December 31, 2021.

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

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") on the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative Translation Adjustment" ("CTA") within AOCI on the Unaudited Consolidated Statements of Financial Position. Cash flows from the CTA component are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities", "Other noncurrent assets", "Payables and other current liabilities", or "Other current assets" on the Unaudited Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

In second quarter 2022, the Company terminated fixed-to-fixed cross-currency swaps designated to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. The notional amount terminated was €266 million ($320 million) which was scheduled to mature in August 2022. The termination resulted in a $40 million gain recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2022 and December 31, 2021 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2022	December 31, 2021

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€558	€429
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	1
Energy (in million british thermal units)	5	13
Interest rate swaps for the future issuance of debt (in millions)	$75	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€587	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,246	€1,246

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of June 30, 2022 and December 31, 2021. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter and first six months 2022 or 2021.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of June 30, 2022 and December 31, 2021.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	June 30, 2022 Level 2	December 31, 2021 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$16	$16
Commodity contracts	Other noncurrent assets	—	2
Foreign exchange contracts	Other current assets	33	12
Foreign exchange contracts	Other noncurrent assets	14	6
Forward starting interest rate swap contracts	Other current assets	13	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Fixed-for-floating interest rate swap	Other noncurrent assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	20
Cross-currency interest rate swaps	Other noncurrent assets	83	35
Total Derivative Assets		$160	$98

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$1
Commodity contracts	Other long-term liabilities	—	1
Foreign exchange contracts	Payables and other current liabilities	—	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	3	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	2	5
Total Derivative Liabilities		$5	$8
Total Net Derivative Assets (Liabilities)		$155	$90

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.3 billion at June 30, 2022 and $1.4 billion at December 31, 2021. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

As of June 30, 2022 and December 31, 2021, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Borrowings due within one year (1)	$199	$697	$(1)	$(2)
Long-term borrowings	$72	$76	$(3)	$1
(1)Cumulative amount of fair value hedging loss adjustment remaining for hedged liabilities for which hedge accounting has been discontinued.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2022 and 2021.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2022	2021	2022	2021	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Commodity contracts	$(25)	$14	$(1)	$15	$34	$(5)	$37	$(5)
Foreign exchange contracts	16	—	22	22	10	(5)	15	(10)
Forward starting interest rate and treasury lock swap contracts	5	(1)	10	6	(3)	(3)	(5)	(5)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	87	(19)	148	50	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	12	(10)	35	32	—	—	—	—
Cross-currency interest rate swaps excluded component	5	6	(5)	(5)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter 2022 and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,784	$2,114	$45	$2,653	$1,972	$51

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			1
Derivatives designated as hedging instruments			—			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(3)
Commodity Contracts:
Amount reclassified from AOCI into earnings		34			(5)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	10			(5)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first six months 2022 and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$5,498	$4,278	$91	$5,062	$3,783	$101

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(5)			(5)
Commodity Contracts:
Amount reclassified from AOCI into earnings		37			(5)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	15			(10)

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $6 million during both second quarter and first six months 2022, and recognized a net loss of $5 million during second quarter 2021 and no gain or loss during first six months 2021.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $223 million and net losses of $7 million at June 30, 2022 and December 31, 2021, respectively. Gains in AOCI increased between June 30, 2022 and December 31, 2021 primarily as a result of an increase in euro to U.S. dollar exchange rates. If recognized, approximately $42 million in pre-tax gains, as of June 30, 2022, would be reclassified into earnings during the next 12 months.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$3	$6	$5	$—	$—
Interest cost	11	4	9	3	3	3
Expected return on assets	(32)	(8)	(31)	(10)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(8)	(10)
Mark-to-market pension and other postretirement benefits (gain) loss (1)	7	(10)	—	—	—	—
Net periodic benefit (credit) cost	$(8)	$(11)	$(16)	$(2)	$(6)	$(8)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$7	$13	$9	$—	$—
Interest cost	22	8	18	6	7	6
Expected return on assets	(64)	(17)	(63)	(19)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(16)	(19)
Mark-to-market pension and other postretirement benefits (gain) loss (1)	7	(10)	—	—	—	—
Net periodic benefit (credit) cost	$(23)	$(12)	$(32)	$(4)	$(11)	$(15)
(1)     Also includes curtailment triggered by the sale of the adhesives resins business which is included in "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Subsequent to the adhesives resins divestiture, the Company retained pension liabilities of certain plan participants while the status of the participants changed in a Non-U.S. pension plan which triggered a curtailment. The Company recognized a curtailment gain of $7 million in second quarter and first six months 2022, which also triggered an interim mark-to-market ("MTM") remeasurement of the impacted Non-U.S. pension plan's assets and liabilities that led to a gain of $3 million in second quarter and first six months 2022.

Settlements are triggered in a plan when distributions exceed the sum of service cost and interest cost of the respective plan. Lump sum payments from a U.S. pension plan resulted in a plan settlement in second quarter and first six months 2022. The settlement itself was not material, but it triggered an interim MTM remeasurement of the impacted U.S. pension plan's assets and liabilities resulting in a $7 million loss in second quarter and first six months 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At June 30, 2022 and December 31, 2021, operating right-to-use assets of $209 million and $216 million, respectively, are included as part of "Other noncurrent assets" on the Unaudited Consolidated Statements of Financial Position. The operating right-to-use assets include $3 million and $3 million, respectively, of assets previously classified as lease intangibles and $6 million and $5 million, respectively, of prepaid lease assets. Operating lease liabilities are included as part of "Payables and other current liabilities" and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

As of June 30, 2022, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating Lease Liabilities
Remainder of 2022	$29
2023	50
2024	37
2025	30
2026	21
2027 and beyond	53
Total lease payments	220
Less: amounts of lease payments representing interest	20
Present value of future lease payments	200
Less: current obligations under leases	50
Long-term lease obligations	$150

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning third quarter 2023. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

	Second Quarter		First Six Months
(Dollars in millions)	2022	2021	2022	2021
Lease costs:
Operating lease costs	$16	$18	$34	$36
Short-term lease costs	11	11	21	19
Sublease income	(3)	(1)	(7)	(2)
Total	$24	$28	$48	$53

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$17	$18	$33	$35
Right-to-use assets obtained in exchange for new lease liabilities	$27	$18	$35	$26

Weighted-average remaining lease term, in years			6	5
Weighted-average discount rate			2.8%	3.5%

10.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2022	December 31, 2021
Environmental contingencies, current	$10	$20
Environmental contingencies, long-term	267	261
Total	$277	$281

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $249 million to the maximum of $464 million and from the best estimate or minimum of $253 million to the maximum of $473 million at June 30, 2022 and December 31, 2021, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both June 30, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first six months 2022 and full year 2021 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2020	$257
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at December 31, 2021	253
Changes in estimates recognized in earnings and other	4
Cash reductions	(8)
Balance at June 30, 2022	$249

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million at both June 30, 2022 and December 31, 2021.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $51 million at both June 30, 2022 and December 31, 2021 and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter 2022 and 2021 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2022	$2	$2,262	$8,694	$(145)	$(4,920)	$5,893	$84	$5,977
Net Earnings	—	—	256	—	—	256	1	257
Cash Dividends Declared (1) ($0.76 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	2	—	2	—	2
Share-Based Compensation Expense (2)	—	17	—	—	—	17	—	17
Stock Option Exercises	—	1	—	—	—	1	—	1
Other	—	(1)	—	—	—	(1)	(1)	(2)
Share Repurchase (3)	—	(100)	—	—	(652)	(752)	—	(752)
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2021	$2	$2,219	$8,260	$(248)	$(4,000)	$6,233	$86	$6,319
Net Earnings (Loss)	—	—	(146)	—	—	(146)	2	(144)
Cash Dividends Declared (1) ($0.69 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	15	—	15	—	15
Share-Based Compensation Expense (2)	—	18	—	—	—	18	—	18
Stock Option Exercises	—	21	—	—	—	21	—	21
Other	—	(3)	—	—	—	(3)	—	(3)
Share Repurchase	—	—	—	—	(100)	(100)	—	(100)
Distributions to noncontrolling interest	—	—	—	—	—	—	(4)	(4)
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes payment for repurchase of shares under the second quarter 2022 accelerated share repurchase program ("2022 ASR") which were settled after June 30, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first six months 2022 and 2021 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	491	—	—	491	2	493
Cash Dividends Declared (1) ($1.52 per share)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income (Loss)	—	—	—	39	—	39	—	39
Share-Based Compensation Expense (2)	—	42	—	—	—	42	—	42
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(19)	—	—	—	(19)	(2)	(21)
Share Repurchases (4)	—	(40)	—	—	(712)	(752)	—	(752)
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	128	—	—	128	5	133
Cash Dividends Declared (1) ($1.38 per share)	—	—	(188)	—	—	(188)	—	(188)
Other Comprehensive Income (Loss)	—	—	—	40	—	40	—	40
Share-Based Compensation Expense (2)	—	40	—	—	—	40	—	40
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	(18)	—	—	—	(18)	(1)	(19)
Share Repurchases	—	—	—	—	(140)	(140)	—	(140)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-in capital includes payment for repurchase of shares under the 2022 ASR which were settled after June 30, 2022, offset by treasury shares delivered pursuant to final settlement of the 2021 accelerated share repurchase program ("2021 ASR") accounted for as a reduction of Additional paid-in capital prior to settlement.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(293)	$87	$(66)	$(1)	$(273)
Period change	56	(28)	63	—	91
Balance at December 31, 2021	(237)	59	(3)	(1)	(182)
Period change	23	(15)	31	—	39
Balance at June 30, 2022	$(214)	$44	$28	$(1)	$(143)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman recognizes deferred income taxes on the CTA related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are recognized on the CTA of other subsidiaries outside the United States because the CTA is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$16	$16	$9	$9
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(12)	(9)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	36	27	6	4
Reclassification adjustment for (gains) losses included in net income, net	(43)	(32)	12	9
Total other comprehensive income (loss)	$(3)	$2	$17	$15

	First Six Months
	2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$23	$23	$11	$11
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(20)	(15)	(19)	(14)
Derivatives and hedging:
Unrealized gain (loss) during period	89	67	39	29
Reclassification adjustment for (gains) losses included in net income, net	(48)	(36)	19	14
Total other comprehensive income (loss)	$44	$39	$50	$40

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator
Earnings (loss) attributable to Eastman, net of tax	$256	$(146)	$491	$128

Denominator
Weighted average shares used for basic EPS	124.8	135.9	126.9	136.0
Dilutive effect of stock options and other awards (1)	1.6	—	1.7	1.8
Weighted average shares used for diluted EPS	126.4	135.9	128.6	137.8

(Calculated using whole dollars and shares)
EPS
Basic	$2.05	$(1.07)	$3.87	$0.94
Diluted	$2.03	$(1.07)	$3.82	$0.93
(1)Dilutive effect is not applicable in a period with a net loss.

Shares underlying stock options of 1,342,328 and 327,782 for second quarter 2022 and 2021, respectively, and 507,692 for first six months 2022 were excluded from calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. No shares were excluded from the calculation of diluted EPS for first six months 2021. There were 6,118,034 and 6,666,069 share repurchases in second quarter and first six months 2022, respectively. There were 833,580 and 1,188,375 share repurchases in second quarter and first six months 2021, respectively.

The Company declared cash dividends of $0.76 and $0.69 per share for second quarter 2022 and 2021, respectively, and $1.52 and $1.38 per share for first six months 2022 and 2021, respectively.

In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such time, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization").

In second quarter 2022, the Company entered into an accelerated share repurchase program ("2022 ASR") to purchase $500 million of the Company's common stock under the board approved authorizations. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which will be settled in third quarter 2022. The total number of shares ultimately delivered will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022. Shares in the amount of 1,212,732 were delivered under the 2022 ASR subsequent to June 30, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
Tangible Asset Impairments	2022	2021	2022	2021
Site optimizations
Other - Tire additives (1)	$—	$4	$—	$4
AM - Advanced interlayers (2)	—	1	—	1
	—	5	—	5
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
Other - Tire additives (1)	(1)	—	(1)	—
AM - Advanced interlayers (2)	16	—	16	—
AFP - Animal nutrition (3)	—	—	—	(1)
	15	—	15	(1)
Severance Charges
Business improvement and cost reduction actions (4)	2	—	2	—
Site optimizations
AM - Performance films (5)	1	—	1	—
AM - Advanced interlayers (2)	—	—	—	1
	3	—	3	1
Other Restructuring Costs
CI & AFP - Singapore (6)	1	8	2	13
Site optimizations
AM - Advanced interlayers (2)	—	2	1	2
Other - Tire additives (1)	—	—	—	2
	1	10	3	17

Total	$19	$15	$21	$22

(1)Asset impairment charges, gain on sale of previously impaired assets, and site closure costs in "Other" from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Asset impairment charges, loss on transfer of previously impaired assets to a third party, severance costs, and site closure costs in the Advanced Materials ("AM") segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first six months 2021 related to the closure of this facility.
(3)Fixed asset impairments, net in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(4)Severance as part of business improvement which were reported in "Other".
(5)Severance charges in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(6)Site closure of $1 million and $2 million for second quarter and first six months 2022, respectively, in the Chemical Intermediates ("CI") segment, contract termination fees in both second quarter and first six months 2021 of $7 million and $1 million in the CI and AFP segments, respectively, and site closure costs in first six months 2021 of $4 million and $1 million in the CI and AFP segments, respectively, resulting from closure of the Singapore manufacturing site.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first six months 2022 and full year 2021:

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2022
Severance costs	$12	$3	$—	$(4)	$11
Other restructuring costs	5	18	—	(5)	18
Total	$17	$21	$—	$(9)	$29

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2021
Non-cash charges	$—	$16	$(16)	$—	$—
Severance costs	65	2	(1)	(54)	12
Other restructuring costs	14	29	(9)	(29)	5
Total	$79	$47	$(26)	$(83)	$17

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2022 and 2021, $17 million and $18 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2022 and 2021 net earnings of $13 million in both periods, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2022 and 2021, $42 million and $40 million, respectively, of compensation expense before tax was recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2022 and 2021 net earnings of $32 million and $30 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Six Months
	2022	2021
Other current assets	$2	$(33)
Other noncurrent assets	(57)	8
Payables and other current liabilities	179	69
Long-term liabilities and equity	50	62
Total	$174	$106

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

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2022	2021	2022	2021
Additives & Functional Products	$835	$655	$1,640	$1,264
Advanced Materials	846	769	1,583	1,485
Chemical Intermediates	861	736	1,660	1,341
Fibers	242	223	455	440
Total Sales by Operating Segment	2,784	2,383	5,338	4,530
Other (1)	—	270	160	532
Total Sales	$2,784	$2,653	$5,498	$5,062
(1)"Other" includes sales revenue from the divested rubber additives and adhesives resins businesses previously part of the AFP segment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Earnings (Loss) Before Interest and Taxes by Segment	2022	2021	2022	2021
Additives & Functional Products	$148	$109	$293	$216
Advanced Materials	141	150	202	296
Chemical Intermediates	154	137	288	206
Fibers	37	37	61	82
Total Earnings Before Interest and Taxes by Operating Segment	480	433	844	800
Other (1)
Growth initiatives and businesses not allocated to operating segments	(53)	(18)	(85)	(17)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	26	27	49	54
Asset impairments and restructuring charges, net	(1)	(3)	(1)	(5)
Net gain (loss) on divested businesses and transaction costs	5	(495)	(1)	(495)
Steam line incident costs, net of insurance proceeds	(17)	—	(42)	—
Other income (charges), net not allocated to operating segments	(14)	—	(5)	(4)
Total Earnings Before Interest and Taxes	$426	$(56)	$759	$333
(1)"Other" includes EBIT of $6 million in first six months 2022 and loss before interest and taxes of $477 million and $449 million in second quarter and first six months 2021, respectively, from the divested rubber additives and adhesives resins businesses previously part of the AFP segment.

(Dollars in millions)	June 30,	December 31,
Assets by Segment (1)	2022	2021
Additives & Functional Products	$4,211	$4,188
Advanced Materials	4,778	4,661
Chemical Intermediates	2,741	2,703
Fibers	1,008	972
Total Assets by Operating Segment	12,738	12,524
Corporate & Other Assets	2,137	2,995
Total Assets	$14,875	$15,519
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Sales by Customer Location	2022	2021	2022	2021
United States and Canada	$1,304	$1,197	$2,502	$2,201
Europe, Middle East, and Africa	681	688	1,426	1,344
Asia Pacific	638	611	1,250	1,219
Latin America	161	157	320	298
Total Sales	$2,784	$2,653	$5,498	$5,062

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closure, or shutdowns of businesses or assets, financing transaction costs, environmental costs related to previously divested businesses or non-operational sites and product lines; and mark-to-market losses or gains for pension and other postretirement benefit plans.
•In second quarter and first six months 2022, the Company recognized unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments and restructuring charges, net;
•Mark-to-market pension and other postretirement benefit plans gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period;
•Environmental and other costs from previously divested or non-operational sites and product lines;
•Gains and losses, net on divested businesses and transaction costs; and
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs, net of insurance proceeds.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2022	2021	2022	2021
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$19	$15	$21	$22
Mark-to-market pension and other postretirement benefits (gain), net	(3)	—	(3)	—
Environmental and other costs	15	—	15	—
Net (gain) loss on divested businesses and transaction costs	(5)	495	1	495
Accelerated depreciation	—	—	—	4
Unusual item impacting earnings before interest and taxes:
Steam line incident costs, net of insurance proceeds	17	—	42	—
Total non-core and unusual items impacting earnings before interest and taxes	43	510	76	521
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	(49)	33	(44)	35
Interim adjustment to tax provision	(10)	(8)	(16)	(18)
Total items impacting provision for income taxes	(59)	25	(60)	17
Total items impacting net earnings attributable to Eastman	$102	$485	$136	$504

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Selling, general and administrative costs ("SG&A"),
•Other components of post-employment (benefit) cost, net,
•Other (income) charges, net,
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

The Company generated sales revenue of $2.8 billion and $2.7 billion in second quarter 2022 and 2021, respectively, and $5.5 billion and $5.1 billion in first six months 2022 and 2021, respectively. EBIT was $426 million in second quarter 2022 and loss before interest and taxes was $56 million in second quarter 2021. EBIT was $759 million and $333 million in first six months 2022 and 2021, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $469 million and $454 million in second quarter 2022 and 2021, respectively, and $835 million and $854 million in first six months 2022 and 2021. Sales revenue increased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily due to higher selling prices partially offset by lower sales volume. Adjusted EBIT increased in second quarter 2022 compared to second quarter 2021 primarily due to higher selling prices more than offsetting higher raw material and energy costs and higher distribution costs, partially offset by lower sales volume. Adjusted EBIT decreased in first six months 2022 compared to first six months 2021 primarily due to lower sales volume and higher manufacturing costs. This was partially offset by higher selling prices more than offsetting higher raw material and energy costs and higher distribution costs.

On January 31, 2022, the Company had an incident at its Kingsport site as a result of a steam line failure. Consistent with Eastman's safety processes, all manufacturing operations at the site were safely shut down following the incident. All impacted areas of the manufacturing facility were operational as of March 31, 2022. The primary impacted area was specialty copolyesters in the AM segment. The Fibers segment was also modestly impacted.

First six months 2022 includes costs associated with normal business operations, including labor, benefits, and depreciation, which were accelerated into the first-quarter as well as incremental costs to repair damaged infrastructure and minimize customer disruption. Incremental costs, net of insurance proceeds, of $17 million and $42 million for second quarter and first six months 2022, respectively, primarily related to the repair of damaged infrastructure were excluded from the Company's adjusted EBIT.

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

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of the adhesives resins business, which includes hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment ("adhesives resins").

For additional information on the sales of the rubber additives business and the adhesive resins business, see Note 2, "Divestitures", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of first quarter 2022, the Company reported sales revenue and EBIT for the divested businesses from the AFP segment in "Other". To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP segment and "Other" for each quarter from first quarter 2019 through fourth quarter 2021. The information presented below excludes the financial results of the divested businesses from the AFP segment and includes the financial results of the divested businesses in "Other". For more information, refer to the Current Report on Form 8-K dated April 18, 2022, and Part II, Item 5, "Other Information" in the Quarterly Report on Form 10-Q for first quarter 2022.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings (loss) and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings (loss) attributable to Eastman	$256	$2.03	$(146)	$(1.07)
Total non-core and unusual items, net of tax	92	0.72	477	3.47
Interim adjustment to tax provision	10	0.08	8	0.06
Adjusted net earnings	$358	$2.83	$339	$2.46

	First Six Months
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$491	$3.82	$128	$0.93
Total non-core and unusual items, net of tax	120	0.94	486	3.53
Interim adjustment to tax provision	16	0.12	18	0.13
Adjusted net earnings	$627	$4.88	$632	$4.59
Cash provided by operating activities was $262 million and $642 million in first six months 2022 and 2021, respectively.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Sales	$2,784	$2,653	$131	5%	$5,498	$5,062	$436	9%
Volume / product mix effect			53	2%			60	1%
Price effect			405	15%			838	17%
Exchange rate effect			(57)	(2)%			(90)	(2)%
Divested business effect (1)			(270)	(10)%			(372)	(7)%
(1)Contribution to sales revenue of businesses divested which are not in 2022 comparable periods.

Sales revenue increased in second quarter and first six months 2022 compared to second quarter and first six months 2021 as a result of increases in all operating segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Gross profit	$670	$681	(2)%	$1,220	$1,279	(5)%
Accelerated depreciation	—	—		—	4
Steam line incident costs, net of insurance proceeds	17	—		42	—
Gross profit excluding non-core and unusual items	$687	$681	1%	$1,262	$1,283	(2)%

Gross profit in second quarter and first six months 2022 included incremental costs, net of insurance proceeds, from the steam line incident, and first six months 2021 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding these non-core and unusual items, gross profit increased in second quarter 2022 compared to second quarter 2021 as a result of increases in all segments except the Fibers segment, and gross profit decreased in first six months 2022 compared to first six months 2021 primarily as a result of decreases in the AM and Fibers segments partially offset by increases in the AFP and CI segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$185	$202	(8)%	$381	$386	(1)%
Transaction costs	(2)	—		(11)	—
Selling, general and administrative expenses excluding non-core item	$183	$202	(9)%	$370	$386	(4)%

Second quarter and first six months 2022 SG&A expenses included transaction costs for the sale of the rubber additives and adhesives resins businesses. Excluding this non-core item, SG&A expenses decreased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily as a result of lower variable compensation costs partially offset by higher growth initiative costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Research and development expenses	$67	$63	6%	$132	$121	9%

R&D expenses increased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily due to higher growth initiative project costs, primarily in the AM and AFP segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Second Quarter		First Six Months
Tangible Asset Impairments	2022	2021	2022	2021
Site optimizations
Other - Tire additives	$—	$4	$—	$4
AM - Advanced interlayers	—	1	—	1
	—	5	—	5
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
Other - Tire additives	(1)	—	(1)	—
AM - Advanced interlayers	16	—	16	—
AFP - Animal nutrition	—	—	—	(1)
	15	—	15	(1)
Severance Charges
Business improvement and cost reduction actions	2	—	2	—
Site optimizations
AM - Performance films	1	—	1	—
AM - Advanced interlayers	—	—	—	1
	3	—	3	1
Other Restructuring Costs
CI & AFP - Singapore	1	8	2	13
Site optimizations
AM - Advanced interlayers	—	2	1	2
Other - Tire additives	—	—	—	2
	1	10	3	17

Total	$19	$15	$21	$22

For detailed information regarding asset impairments and restructuring charges, net see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2022	2021	2022	2021
Other components of post-employment (benefit) cost, net	$(34)	$(37)	$(65)	$(73)
Mark-to-market pension and other postretirement benefit gain, net	3	—	3	—
Other components of post-employment (benefit) cost, net excluding non-core item	$(31)	$(37)	$(62)	$(73)

For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2022	2021	2022	2021
Foreign exchange transaction (gains) losses, net	$7	$1	$8	$5
(Income) loss from equity investments and other investment (gains) losses, net	(3)	(3)	(15)	(9)
Other, net	10	1	9	(1)
Other (income) charges, net	$14	$(1)	$2	$(5)
Environmental and other costs	(15)	—	(15)	—
Other (income) charges, net excluding non-core items	$(1)	$(1)	$(13)	$(5)

For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings (Loss) Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Earnings (loss) before interest and taxes	$426	$(56)	>100%	$759	$333	>100%
Mark-to-market pension and other postretirement benefits (gain), net	(3)	—		(3)	—
Asset impairments and restructuring charges, net	19	15		21	22
Net (gain) loss on divested businesses and transaction costs	(5)	495		1	495
Accelerated depreciation	—	—		—	4
Steam line incident costs, net of insurance proceeds	17	—		42	—
Environmental and other costs	15	—		15	—
Earnings before interest and taxes excluding non-core and unusual items	$469	$454	3%	$835	$854	(2)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Gross interest costs	$47	$52	(10)%	$96	$104	(8)%
Less: Capitalized interest	2	1		4	2
Interest expense	45	51		92	102
Less: Interest income	—	—		1	1
Net interest expense	$45	$51	(12)%	$91	$101	(10)%

Net interest expense decreased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily as a result of lower total borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter				First Six Months
	2022		2021		2022		2021
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$124	33%	$37	—%	$175	26%	$99	44%
Tax provision for non-core and unusual items (1)	(49)		33		(44)		35
Interim adjustment to tax provision (2)	(10)		(8)		(16)		(18)
Adjusted provision for income taxes and effective tax rate	$65	16%	$62	16%	$115	16%	$116	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter 2022 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2021 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2022 and 2021 are calculated applying the forecasted full year effective tax rates as shown below.

	First Six Months (1)
	2022	2021
Effective tax rate	26%	44%
Tax impact of current year non-core and unusual items (2)	(6)%	(25)%
Forecasted full year impact of expected tax events	(4)%	(3)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent for both first six months 2022 and 2021.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings (Loss) Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings (loss) and diluted earnings per share attributable to Eastman	$256	$2.03	$(146)	$(1.07)
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain), net	(3)	(0.02)	—	—
Asset impairments and restructuring charges, net	15	0.12	12	0.09
Net (gain) loss on divested businesses and transaction costs	56	0.43	465	3.38
Environmental and other costs	11	0.09	—	—
Unusual item, net of tax: (1)
Steam line incident costs, net of insurance proceeds	13	0.10	—	—
Interim adjustment to tax provision	10	0.08	8	0.06
Adjusted net earnings and diluted earnings per share attributable to Eastman (2)	$358	$2.83	$339	$2.46

	First Six Months
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$491	$3.82	$128	$0.93
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain), net	(3)	(0.02)	—	—
Asset impairments and restructuring charges, net	16	0.13	18	0.13
Net (gain) loss on divested businesses and transaction costs	64	0.50	465	3.38
Accelerated depreciation	—	—	3	0.02
Environmental and other costs	11	0.09	—	—
Unusual items, net of tax: (1)
Steam line incident costs, net of insurance proceeds	32	0.24	—	—
Interim adjustment to tax provision	16	0.12	18	0.13
Adjusted net earnings and diluted earnings per share attributable to Eastman	$627	$4.88	$632	$4.59
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter 2021 EPS calculated using diluted shares of 137.6 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2021 Annual Report on Form 10-K and the recasted financial information for AFP segment and "Other" in Part II, Item 5, "Other Information" of the Quarterly Report on Form 10-Q for first quarter 2022.
Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$835	$655	$180	27%	$1,640	$1,264	$376	30%
Volume / product mix effect			71	11%			133	11%
Price effect			135	20%			285	22%
Exchange rate effect			(26)	(4)%			(42)	(3)%

Earnings before interest and taxes	$148	$109	$39	36%	$293	$216	$77	36%
Asset impairments and restructuring charges, net	—	2	(2)		—	2	(2)
Earnings before interest and taxes excluding non-core item	148	111	37	33%	293	218	75	34%
Sales revenue in second quarter and first six months 2022 increased compared to second quarter and first six months 2021 primarily due to higher selling prices and higher sales volume. Higher selling prices were due to strong end-market demand and higher raw material, energy, and distribution prices. Cost pass-through contracts represented approximately 40 percent of the selling price increase in both second quarter and first six months 2022. Higher sales volume was due to strong underlying demand in key end-markets, including animal nutrition, personal care, building and construction, and electronics.

Second quarter and first six months 2021 EBIT included asset impairments and restructuring charges resulting from a manufacturing facility closure, contract termination fees, discontinued production of certain products, and a gain on the sale of impaired assets. For more information regarding asset impairments and restructuring charges, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT increased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily due to higher sales volume and lower planned maintenance costs totaling $33 million and $50 million, respectively, higher selling prices were partially offset by higher raw material and energy costs, and distribution costs by $8 million and $38 million, respectively, and lower variable compensation costs partially offset by higher growth initiative costs totaling $5 million in both periods. In addition, an unfavorable shift in foreign currency exchange rates was recognized in second quarter and first six months 2022 of $5 million and $8 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$846	$769	$77	10%	$1,583	$1,485	$98	7%
Volume / product mix effect			(10)	(1)%			(48)	(3)%
Price effect			103	13%			170	12%
Exchange rate effect			(16)	(2)%			(24)	(2)%

Earnings before interest and taxes	$141	$150	$(9)	(6)%	$202	$296	$(94)	(32)%
Asset impairments and restructuring charges, net	17	3	14		18	4	14
Accelerated depreciation	—	—	—		—	4	(4)
Earnings before interest and taxes excluding non-core items	158	153	5	3%	220	304	(84)	(28)%
Sales revenue in second quarter and first six months 2022 increased compared to second quarter and first six months 2021 primarily due to higher selling prices partially offset by lower sales volume and an unfavorable shift in foreign currency exchange rates. Higher selling prices in the specialty plastics and advanced interlayers product lines were due to higher raw material, energy, and distribution prices. Sales volume was relatively unchanged as underlying demand remained strong across key end-markets, including consumer durables, partially offset by logistics constraints in the specialty plastics product line and continued weakness in the automotive end-market for advanced interlayers products.

Second quarter and first six months 2022 and 2021 EBIT included asset impairment and restructuring charges from a manufacturing facility closure and first six months 2021 EBIT included accelerated depreciation. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding these non-core items, EBIT increased in second quarter 2022 compared to second quarter 2021 primarily due to higher sales volume and lower manufacturing costs totaling $10 million, higher selling prices more than offsetting higher raw materials and energy costs and distribution costs by $7 million, and higher growth initiative costs partially offset by lower variable compensation costs totaling $4 million. In addition, $6 million of an unfavorable shift in foreign currency exchange rates was recognized in the period.

Excluding these non-core items, EBIT decreased in first six months 2022 compared to first six months 2021 primarily due to lower sales volume and higher manufacturing costs totaling $46 million primarily as a result of the steam line incident, higher growth initiative costs partially offset by lower variable compensation costs by $17 million, and higher raw material and energy costs and higher distribution costs offsetting selling prices totaling $5 million. In addition, $8 million of an unfavorable shift in foreign currency exchange rates was recognized in the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$861	$736	$125	17%	$1,660	$1,341	$319	24%
Volume / product mix effect			(2)	—%			1	—%
Price effect			140	19%			340	25%
Exchange rate effect			(13)	(2)%			(22)	(1)%

Earnings before interest and taxes	$154	$137	$17	12%	$288	$206	$82	40%
Asset impairments and restructuring charges, net	1	7	(6)		2	11	(9)
Earnings before interest and taxes excluding non-core items	155	144	11	8%	290	217	73	34%
Sales revenue in second quarter and first six months 2022 increased compared to second quarter and first six months 2021 primarily due to higher selling prices across the business, resulting from higher raw material, energy, and distribution prices, as well as continued constrained market conditions. The impact of lower sales volume, primarily in plasticizers, was partially offset by strong demand growth in the agriculture end-market for functional amines.

Second quarter and first six months 2022 and second quarter and first six months 2021 EBIT included site closure costs resulting from the previously reported plan to discontinue production of certain products at the Singapore manufacturing site. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT increased in second quarter and first six months 2022 compared to second quarter and first six months 2021 primarily due to higher selling prices offsetting higher raw material and energy costs, and higher distribution costs by $7 million and $75 million, respectively.
Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$242	$223	$19	9%	$455	$440	$15	3%
Volume / product mix effect			(6)	(2)%			(26)	(6)%
Price effect			27	12%			43	9%
Exchange rate effect			(2)	(1)%			(2)	—%

Earnings before interest and taxes	$37	$37	$—	—%	$61	$82	$(21)	(26)%
Sales revenue in second quarter and first six months 2022 increased compared to second quarter and first six months 2021 primarily due to higher selling prices across the segment, partially offset by lower sales volume in acetate tow.

EBIT was relatively unchanged in second quarter 2022 compared to second quarter 2021. Higher selling prices more than offset higher raw material and energy costs and higher distribution costs. This was offset by lower sales volume and higher manufacturing costs primarily as a result of the steam line incident and the Russia/Ukraine conflict.
EBIT decreased in first six months 2022 compared to first six months 2021 due to $33 million of lower sales volume and higher manufacturing costs primarily as a result of the steam line incident and the Russia/Ukraine conflict, partially offset by higher selling prices offsetting higher raw material and energy costs, and higher distribution costs by $13 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
	2022	2021	2022	2021
(Dollars in millions)
Sales	$—	$270	$160	$532

Earnings (loss) before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(53)	$(18)	$(85)	$(17)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	26	27	49	54
Asset impairments and restructuring charges, net	(1)	(3)	(1)	(5)
Net gain (loss) on divested businesses and transaction costs	5	(495)	(1)	(495)
Steam line incident costs, net of insurance proceeds	(17)	—	(42)	—
Other income (charges), net not allocated to operating segments	(14)	—	(5)	(4)
Earnings (loss) before interest and taxes	$(54)	$(489)	$(85)	$(467)
Asset impairments and restructuring charges, net	1	3	1	5
Net (gain) loss on divested businesses and transaction costs	(5)	495	1	495
Steam line incident costs, net of insurance proceeds	17	—	42	—
Environmental and other costs	15	—	15	—
Mark-to-market pension and other postretirement benefits (gain), net	(3)	—	(3)	—
Earnings (loss) before interest and taxes excluding non-core and unusual items	(29)	9	(29)	33
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

Beginning January 1, 2022, sales revenue and EBIT of the divested businesses are included in "Other". To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP segment and "Other" for each quarter from first quarter 2019 through fourth quarter 2021. For more information, see the Current Report on Form 8-K dated April 18, 2022, and Part II, Item 5, "Other Information" of the Quarterly Report on Form 10-Q for first quarter 2022.

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". Second quarter and first six months 2022 EBIT included $17 million and $42 million, respectively, of net costs from the steam line incident. For more information, see "Overview" in this MD&A. Second quarter and first six months 2022 EBIT included environmental and other costs from previously divested or non-operational sites. Second quarter and first six months 2022 and 2021 EBIT included asset impairments and restructuring charges and second quarter and first six months 2021 EBIT included severance from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
United States and Canada	$1,304	$1,197	$107	9%	$2,502	$2,201	$301	14%
Europe, Middle East, and Africa	681	688	(7)	(1)%	1,426	1,344	82	6%
Asia Pacific	638	611	27	4%	1,250	1,219	31	3%
Latin America	161	157	4	3%	320	298	22	7%
Total Eastman Chemical Company	$2,784	$2,653	$131	5%	$5,498	$5,062	$436	8%

Sales revenue increased 5 percent in second quarter 2022 compared to second quarter 2021 due to increases in sales revenue across all regions, except the Europe, Middle East, and Africa ("EMEA") region. Higher sales revenue was primarily due to higher selling prices (up 15 percent) partially offset by lower volume (down 8 percent, including the impact from divested businesses) across all regions. The most significant increase in sales revenue occurred in the United States and Canada, primarily due to higher selling prices and sales volume in the CI and AFP segments.
Sales revenue increased 8 percent in first six months 2022 compared to first six months 2021 due to increases in sales revenue across all regions. Higher sales revenue was primarily due to higher selling prices (up 17 percent) partially offset by lower volume (down 6 percent, including the impact from divested businesses) across all regions. The most significant increase in sales revenue occurred in the United States and Canada, primarily due higher selling prices and sales volume in the CI and AFP segments.
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

	First Six Months
(Dollars in millions)	2022	2021
Net cash provided by (used in)
Operating activities	$262	$642
Investing activities	756	(277)
Financing activities	(1,010)	(315)
Effect of exchange rate changes on cash and cash equivalents	(11)	(5)
Net change in cash and cash equivalents	(3)	45
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$456	$609

Cash provided by operating activities decreased $380 million in first six months 2022 compared with first six months 2021 due to higher variable compensation payout; higher working capital attributed to higher selling prices, higher raw material and energy costs, and increased inventory volume; and lower net earnings excluding (gain) loss on divested business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by investing activities was $756 million in first six months 2022 compared with cash used in investing activities of $277 million in first six months 2021 primarily due to proceeds from the sale of the adhesives resins business in first six months 2022, partially offset by higher capital expenditures, and an acquisition in the AFP segment in first six months 2021.

Cash used in financing activities increased $695 million in first six months 2022 compared with first six months 2021, primarily due to higher payment for repurchase of shares resulting from the accelerated share repurchase plan in first six months 2022.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2022 and 2021 were $637 million and $298 million, respectively, and $1,139 million and $587 million in first six months 2022 and 2021, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $412 million and $239 million of these receivables would have been outstanding as of June 30, 2022 and December 31, 2021, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

At June 30, 2022, the Company's borrowings totaled $5.0 billion with various maturities. In second quarter 2022, the Company borrowed $500 million under the five-year term loan agreement ("2022 Term Loan"). The 2022 Term Loan had a variable interest rate of 2.73% as of June 30, 2022. Proceeds from the 2022 Term Loan were used to pay down $500 million of the 3.6% notes due August 2022. In July 2022, the Company repaid the remaining $200 million principal amount of the 3.6% notes due August 2022 prior to maturity.

See Note 6, "Borrowings" and Note 9, "Leases and Other Commitments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding operating leases.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K for information on other commitments.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms and provides available liquidity for general corporate purposes and supports commercial paper borrowings. At June 30, 2022 and December 31, 2021 the Company had no outstanding commercial paper borrowings. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility and 2022 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2022 and December 31, 2021. The total amount of available borrowings under the Credit Facility was $1.50 billion as of June 30, 2022. For additional information, see the Section 5.03 of the Credit Facility at Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020.

See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Net Debt

	June 30,	December 31,
(Dollars in millions)	2022	2021
Total borrowings	$4,991	$5,159
Less: Cash and cash equivalents	456	459
Net debt (1)	$4,535	$4,700
(1)Includes non-cash decrease of $119 million in 2022 and non-cash decrease of $113 million in 2021 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $247 million and $198 million in first six months 2022 and 2021, respectively. Capital expenditures in first six months 2022 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2022 capital expenditures will be approximately $700 million.

Stock Repurchases

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2022, a total of 2,699,693 shares have been repurchased under the 2021 authorization for a $285 million. During first six months 2022, the Company repurchased 6,666,069 shares of common stock for $752 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

In fourth quarter 2021, the Company entered into an accelerated share repurchase program ("2021 ASR") to purchase $500 million of the Company's common stock under the 2018 authorization. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2021 ASR's purchase period, which was settled in first quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2021 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2021 ASR were delivered in fourth quarter 2021 and the remaining shares were delivered in first quarter 2022.

In second quarter 2022, the Company entered into an accelerated share repurchase program ("2022 ASR") to purchase $500 million of the Company's common stock under the board approved authorizations. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which will be settled in third quarter 2022. The total number of shares ultimately delivered will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022 and the remaining shares were delivered in third quarter 2022.

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

OUTLOOK

In 2022, management expects adjusted EPS to be between $9.50 and $10.00 and operating cash flow to be approximately $1.5 billion. For second half 2022 these expectations assume:

•innovation and market development driving growth above underlying end-markets; further progress with price increases to recover from increase of raw material, energy, and distribution costs; and continued disciplined cost management to positively impact financial results;
•commitment to investing in growth across the company, particularly in circular initiatives;
•earnings to be negatively impacted by moderated demand in select end-markets, including durables and building and construction, as well as slower recovery of the auto market; higher energy costs and certain raw material costs remaining at higher levels; and the strong U.S. dollar;
•interest expense of approximately $180 million;
•depreciation and amortization of approximately $490 million;
•the full-year effective tax rate on adjusted earnings before income taxes to be between 15 and 16 percent; and
•share repurchases to more than offset impact of divested businesses.

There are also a number of macroeconomic uncertainties, including continued high global inflation, the impact of the Russia/Ukraine conflict on global growth, COVID-related lockdowns in China, and continued global supply chain constraints.

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

As a global specialty materials company, Eastman's business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation and supply chain interruptions, remediation, chemical spills, and discharges or releases of toxic or hazardous substances or gases. Significant limitation on the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse impact on the Company's sales revenue, costs, results of operations, credit ratings, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as supply chain disruption, computer or equipment malfunction at third-party service providers, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-attacks, or breakdown or degradation of transportation and supply chain infrastructure used for delivery of supplies to the Company or for delivery of products to customers. The Company has in the past experienced cyber-attacks and breaches of its computer information systems, although none of these have had a material adverse impact on the Company's operations and financial results. While the Company remains committed to managing cyber related risk, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material impact on the Company's operations or financial results (see "Business - Eastman Chemical Company General Information - Information Security" in Part I, Item 1 of the Company's 2021 Annual Report on Form 10-K). Unplanned disruptions of manufacturing operations or related infrastructure could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on the Company's results of operations.

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

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. For example, any amount accrued for environmental matters reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number of and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and actions, and testing requirements could result in higher costs. Future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy, and may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct and indirect compliance or other costs or consequences including decreased demand for products related to carbon-based energy sources or increased demand for goods that result in lower emissions than competing products and reputational risk resulting from operations with greenhouse gas emissions. See "Business - Eastman Chemical Company General Information - Compliance With Environmental and Other Government Regulations" in Part I, Item 1 of the Company's 2021 Annual Report on Form 10-K.]

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

At June 30, 2022, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $58 million, with an additional $6 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At June 30, 2022, a 10 percent fluctuation in the euro currency rate would have had a $191 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report on Form 10-Q. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2021 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2022, a total of 2,699,693 shares have been repurchased under the 2021 authorization for a $285 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

In fourth quarter 2021, the Company entered into an accelerated share repurchase program ("2021 ASR") to purchase $500 million of the Company's common stock under the 2018 authorization. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2021 ASR's purchase period, which was settled in first quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2021 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2021 ASR were delivered in fourth quarter 2021 and the remaining shares were delivered in first quarter 2022.

In second quarter 2022, the Company entered into an accelerated share repurchase program ("2022 ASR") to purchase $500 million of the Company's common stock under the board approved authorization. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which will be settled in third quarter 2022. The total number of shares ultimately delivered will be determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022 and the remaining shares were delivered in third quarter 2022.

During first six months 2022, the Company repurchased 6,666,069 shares of common stock for $752 million.

For additional information, see Note 12, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1-30, 2022	1,834,664	$109.01	1,834,664	$2.667	billion
May 1-31, 2022	4,283,370	$105.63	4,283,370	$2.215	billion
June 1-30, 2022	—	$—	—	$2.215	billion
Total	6,118,034	$106.65	6,118,034
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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

10.01	Term Loan Agreement dated as of April 14, 2022 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

31.01	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2022

31.02	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2022

32.01	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2022

32.02	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2022

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 29, 2022	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer