Form 10-Q
period 2022-09-30
EASTMAN CHEMICAL CO
filed 2022-10-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2022
Common Stock, par value $0.01 per share	119,990,364
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	61

1A.	Risk Factors	61

2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

6.	Exhibits	63

SIGNATURES

Signatures	64

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2022	2021	2022	2021
Sales	$2,709	$2,720	$8,207	$7,782
Cost of sales	2,168	2,058	6,446	5,841
Gross profit	541	662	1,761	1,941
Selling, general and administrative expenses	173	201	554	587
Research and development expenses	68	66	200	187
Asset impairments and restructuring charges, net	2	7	23	29
Other components of post-employment (benefit) cost, net	(30)	(36)	(95)	(109)
Other (income) charges, net	1	(6)	3	(11)
Net (gain) loss on divested businesses	3	60	(7)	555
Earnings before interest and taxes	324	370	1,083	703
Net interest expense	43	49	134	150
Earnings before income taxes	281	321	949	553
(Benefit from) provision for income taxes	(20)	(33)	155	66
Net earnings	301	354	794	487
Less: Net earnings attributable to noncontrolling interest	—	3	2	8
Net earnings attributable to Eastman	$301	$351	$792	$479

Basic earnings per share attributable to Eastman	$2.48	$2.60	$6.34	$3.53
Diluted earnings per share attributable to Eastman	$2.46	$2.57	$6.26	$3.49

Comprehensive Income
Net earnings including noncontrolling interest	$301	$354	$794	$487
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(19)	2	4	13
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(6)	(7)	(21)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	30	57	97	86
Reclassification adjustment for (gains) losses included in net income, net	(14)	(4)	(50)	10
Total other comprehensive income (loss), net of tax	(9)	48	30	88
Comprehensive income including noncontrolling interest	292	402	824	575
Less: Comprehensive income attributable to noncontrolling interest	—	3	2	8
Comprehensive income attributable to Eastman	$292	$399	$822	$567
Retained Earnings
Retained earnings at beginning of period	$8,857	$8,020	$8,557	$8,080
Net earnings attributable to Eastman	301	351	792	479
Cash dividends declared	(93)	(93)	(284)	(281)
Retained earnings at end of period	$9,065	$8,278	$9,065	$8,278

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$461	$459
Trade receivables, net of allowance for doubtful accounts	1,137	1,091
Miscellaneous receivables	457	489
Inventories	1,975	1,504
Other current assets	75	96
Assets held for sale	—	1,007
Total current assets	4,105	4,646
Properties
Properties and equipment at cost	12,645	12,680
Less: Accumulated depreciation	7,663	7,684
Net properties	4,982	4,996
Goodwill	3,644	3,641
Intangible assets, net of accumulated amortization	1,206	1,362
Other noncurrent assets	1,048	874
Total assets	$14,985	$15,519

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,121	$2,133
Borrowings due within one year	1,086	747
Liabilities held for sale	—	91
Total current liabilities	3,207	2,971
Long-term borrowings	3,979	4,412
Deferred income tax liabilities	756	810
Post-employment obligations	746	811
Other long-term liabilities	830	727
Total liabilities	9,518	9,731
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,337,739 and 221,809,309 for 2022 and 2021, respectively)	2	2
Additional paid-in capital	2,301	2,187
Retained earnings	9,065	8,557
Accumulated other comprehensive income (loss)	(152)	(182)
	11,216	10,564
Less: Treasury stock at cost (102,398,173 and 92,892,229 shares for 2022 and 2021, respectively)	5,832	4,860
Total Eastman stockholders' equity	5,384	5,704
Noncontrolling interest	83	84
Total equity	5,467	5,788
Total liabilities and stockholders' equity	$14,985	$15,519

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2022	2021
Operating activities
Net earnings	$794	$487
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	360	416
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	(3)	—
Asset impairment charges	—	5
Loss on sale of assets	15	—
(Gain) loss on divested business	(7)	555
Benefit from deferred income taxes	(54)	(66)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(111)	(439)
(Increase) decrease in inventories	(549)	(369)
Increase (decrease) in trade payables	187	377
Pension and other postretirement contributions (in excess of) less than expenses	(115)	(142)
Variable compensation (in excess of) less than expenses	(117)	90
Other items, net	118	275
Net cash provided by operating activities	518	1,189
Investing activities
Additions to properties and equipment	(408)	(315)
Proceeds from sale of businesses	998	—
Acquisitions, net of cash acquired	(1)	(111)
Additions to capitalized software	(10)	(18)
Other items, net	19	(3)
Net cash provided by (used in) investing activities	598	(447)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	355	(50)
Proceeds from borrowings	500	—
Repayment of borrowings	(750)	—
Dividends paid to stockholders	(290)	(282)
Treasury stock purchases	(902)	(290)
Proceeds from stock option exercises and other items, net	(11)	38
Net cash used in financing activities	(1,098)	(584)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net change in cash and cash equivalents	2	153
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$461	$717

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of business ventures for which a controlling interest is determined. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. During the first nine months 2022, the Company contributed $24 million in a new joint venture located in Kingsport, Tennessee, which will produce acetylated wood. The Company owns a 40 percent interest in the joint venture. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), and assets related to the divested rubber additives product lines and related assets and technology and the divested adhesives resins business. See Note 17, "Segment and Regional Sales Information" for more information.

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

Accounting Standards Issued But Not Adopted as of September 30, 2022

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method: The FASB issued this update in March 2022. This ASU clarifies the guidance in Accounting Standards Codification ("ASC") 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

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

ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations: The FASB issued this update in September 2022, which requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. Required disclosures include information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in third quarter 2022 and 2021 were $700 million and $252 million, respectively, and $1,839 million and $839 million in first nine months 2022 and 2021, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Separately, the Company recognized $4 million and $15 million of transaction costs for the divested business in first nine months 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Adhesives Resins Divestiture

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of its adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines ("adhesives resins"), of its AFP segment. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results. Included in the adhesives resins divestiture was the 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China, which produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.

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

The Company recognized $11 million and $3 million of transaction costs for the divested business in first nine months 2022 and twelve months 2021, respectively. Transaction costs are expensed as incurred and are included in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

3.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2022	2021
Finished goods	$1,311	$1,007
Work in process	330	273
Raw materials and supplies	770	589
Total inventories at FIFO or average cost	2,411	1,869
Less: LIFO reserve	436	365
Total inventories	$1,975	$1,504

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2022	2021
Trade creditors	$1,407	$1,228
Accrued payroll and variable compensation	143	311
Accrued taxes	140	138
Post-employment obligations	65	70
Dividends payable to stockholders	94	101
Other	272	285
Total payables and other current liabilities	$2,121	$2,133

The "Other" above consists primarily of accruals for the current portion of operating lease liabilities, interest payable, environmental liabilities, and other miscellaneous accruals.

5.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2022		2021		2022		2021
	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and tax rate	$(20)	(7)%	$(33)	(10)%	$155	16%	$66	12%

Third quarter and first nine months 2022 provision for income taxes include a $32 million decrease related to the release of a state valuation allowance and a $16 million decrease from the finalization of prior year's income tax returns. Provision for income taxes was adjusted in third quarter 2022 to reflect finalization of the tax implications of the adhesives resins business divestiture, which, for first nine months 2022, is an increase of $38 million to the provision for income taxes. Third quarter and first nine months 2021 provision for income taxes included a $65 million decrease for income taxes as a result of decreases in unrecognized tax positions, a portion of which related to the 2017 Tax Cuts and Jobs Act. Additionally, first nine months 2021 included a $20 million decrease to the provision for income taxes from the revaluation of deferred tax liabilities as a result of the rubber additives divestiture.

At September 30, 2022 and December 31, 2021, Eastman had $230 million and $200 million, respectively, in unrecognized tax benefits. At September 30, 2022, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $15 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2022	2021
Borrowings consisted of:
3.6% notes due August 2022	$—	$747
1.50% notes due May 2023 (1)	731	850
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.80% notes due March 2025	694	698
1.875% notes due November 2026 (1)	485	565
7.60% debentures due February 2027	195	195
4.5% notes due December 2028	495	494
4.8% notes due September 2042	494	494
4.65% notes due October 2044	876	875
2027 Term loan	499	—
Commercial paper and short-term borrowings	355	—
Total borrowings	5,065	5,159
Less: Borrowings due within one year	1,086	747
Long-term borrowings	$3,979	$4,412
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

The Company repaid the 3.6% notes due August 2022, of which $550 million was repaid in second quarter 2022 primarily from proceeds from the 2027 Term Loan discussed below and $200 million was repaid in third quarter 2022 using available cash. There were no debt extinguishment costs associated with the repayment of this debt.

Credit Facility, Term Loan, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2022, the Company's commercial paper borrowings were $355 million with a weighted average interest rate of 3.64 percent. At December 31, 2021, the Company had no outstanding commercial paper borrowings.

In April 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan had a variable interest rate of 4.30 percent as of September 30, 2022. Borrowings under the 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

The Credit Facility and 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2022 and December 31, 2021.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2022 and December 31, 2021 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, such as commercial paper and the 2027 Term Loan, equals the carrying value and is classified as Level 2. At September 30, 2022 and December 31, 2021, the fair values of total borrowings were $4.719 billion and $5.737 billion, respectively. The Company had no borrowings classified as Level 1 and Level 3 as of September 30, 2022 and December 31, 2021.

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

In third quarter 2022, the Company settled the notional amount of $75 million associated with the 2022 forward starting interest rate swap, resulting in a cash gain of $13 million which is included as part of operating activities in the Unaudited Consolidated Statements of Cash Flows. The recognized gain from cash flow hedges of $1 million is included within "Net interest expense" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and the unrecognized gain of $12 million from cash flow hedges is included in "Accumulated other comprehensive income" on the Unaudited Consolidated Statements of Financial Position.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2022 and December 31, 2021 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2022	December 31, 2021

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€612	€429
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	1	1
Energy (in million british thermal units)	5	13
Interest rate swaps for the future issuance of debt (in millions)	—	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€587	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,246	€1,246

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from transaction counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of September 30, 2022 and December 31, 2021. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2022 or 2021.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of September 30, 2022 and December 31, 2021.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	September 30, 2022 Level 2	December 31, 2021 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$15	$16
Commodity contracts	Other noncurrent assets	—	2
Foreign exchange contracts	Other current assets	49	12
Foreign exchange contracts	Other noncurrent assets	26	6
Forward starting interest rate swap contracts	Other current assets	—	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1
Fixed-for-floating interest rate swap	Other noncurrent assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	20
Cross-currency interest rate swaps	Other noncurrent assets	120	35
Total Derivative Assets		$210	$98

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$3	$1
Commodity contracts	Other long-term liabilities	—	1
Foreign exchange contracts	Payables and other current liabilities	—	1

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	5	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	1	5
Total Derivative Liabilities		$9	$8
Total Net Derivative Assets (Liabilities)		$201	$90

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.2 billion at September 30, 2022 and $1.4 billion at December 31, 2021. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2021 Annual Report on Form 10-K.

As of September 30, 2022 and December 31, 2021, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Borrowings due within one year	$—	$697	$—	$(2)
Long-term borrowings	70	76	(5)	1

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2022 and 2021.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from OCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2022	2021	2022	2021	2022	2021	2022	2021
Derivatives in cash flow hedging relationships:
Commodity contracts	$(4)	$40	$(5)	$55	$1	$9	$38	$4
Foreign exchange contracts	22	11	43	33	18	—	33	(10)
Forward starting interest rate and treasury lock swap contracts	(1)	2	9	8	—	(2)	(5)	(7)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	17	36	199	86	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	39	23	74	55	—	—	—	—
Cross-currency interest rate swaps excluded component	(1)	(2)	(6)	(7)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter 2022 and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,709	$2,168	$43	$2,720	$2,058	$49

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			—			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		1			9
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	18			—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first nine months 2022 and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$8,207	$6,446	$134	$7,782	$5,841	$150

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			1
Derivatives designated as hedging instruments			(2)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(5)			(7)
Commodity Contracts:
Amount reclassified from AOCI into earnings		38			4
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	33			(10)

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $5 million and $11 million during third quarter and first nine months 2022, respectively, and recognized a net gain of $5 million during both third quarter 2021 and first nine months 2021.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $362 million and net losses of $7 million at September 30, 2022 and December 31, 2021, respectively. Gains in AOCI increased between December 31, 2021 and September 30, 2022 primarily as a result of an increase in euro to U.S. dollar exchange rates. If recognized, approximately $59 million in pre-tax gains, as of September 30, 2022, would be reclassified into earnings during the next 12 months.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$7	$2	$7	$5	$—	$—
Interest cost	11	3	9	3	4	3
Expected return on assets	(32)	(7)	(31)	(9)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	(1)	(8)	(9)
Net periodic benefit (credit) cost	$(14)	$(2)	$(15)	$(2)	$(5)	$(7)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$19	$9	$20	$14	$—	$—
Interest cost	33	11	27	9	11	9
Expected return on assets	(96)	(24)	(94)	(28)	(3)	(3)
Amortization of:
Prior service credit, net	—	—	—	(1)	(24)	(28)
Mark-to-market pension and other postretirement benefits (gain) loss (1)	7	(10)	—	—	—	—
Net periodic benefit (credit) cost	$(37)	$(14)	$(47)	$(6)	$(16)	$(22)
(1)     Also includes curtailment triggered by the sale of the adhesives resins business which is included in "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Subsequent to the adhesives resins divestiture, the Company retained pension liabilities of certain plan participants while the status of the participants changed in a Non-U.S. pension plan which triggered a curtailment and an interim mark-to-market ("MTM") remeasurement of the impacted Non-U.S. pension plan's assets and liabilities. First nine months 2022 includes a curtailment gain of $7 million and a MTM gain of $3 million.

Settlements are triggered in a plan when distributions exceed the sum of service cost and interest cost of the respective plan. Lump sum payments from a U.S. pension plan resulted in a plan settlement in second quarter 2022. The settlement itself was not material, but it triggered an interim MTM remeasurement of the impacted U.S. pension plan's assets and liabilities. First nine months 2022 includes a $7 million MTM loss.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.LEASES AND OTHER COMMITMENTS

Leases

There are two types of leases: financing and operating. Both types of leases have associated right-to-use assets and lease liabilities that are valued at the present value of the lease payments and recognized on the Unaudited Consolidated Statements of Financial Position. The discount rate used in the measurement of a right-to-use asset and lease liability is the rate implicit in the lease whenever that rate is readily determinable. If the rate implicit in the lease is not readily determinable, the collateralized incremental borrowing rate is used. The Company elected the accounting policy not to apply the recognition and measurement requirements to short-term leases with a term of 12 months or less and do not include a bargain purchase option.

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At September 30, 2022 and December 31, 2021, right-to-use assets for operating leases totaled $205 million and $216 million, respectively, and are included as part of "Other noncurrent assets" on the Unaudited Consolidated Statements of Financial Position. At both September 30, 2022 and December 31, 2021, the operating right-to-use assets include $3 million of assets previously classified as lease intangibles and $5 million of prepaid lease assets. Operating lease liabilities are included as part of "Payables and other current liabilities" and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position. As of September 30, 2022, financing leases were not material to the Company's financial statements.

As of September 30, 2022, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating Lease Liabilities
Remainder of 2022	$15
2023	53
2024	40
2025	32
2026	22
2027 and beyond	52
Total lease payments	214
Less: amounts of lease payments representing interest	18
Present value of future lease payments	196
Less: current obligations under leases	50
Long-term lease obligations	$146

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

	Third Quarter		First Nine Months
(Dollars in millions)	2022	2021	2022	2021
Lease costs:
Operating lease costs	$16	$18	$50	$54
Short-term lease costs	13	9	34	28
Sublease income	(3)	(1)	(10)	(3)
Total	$26	$26	$74	$79

Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$18	$17	$51	$52
Right-to-use assets obtained in exchange for new lease liabilities	$15	$33	$50	$59

Weighted-average remaining lease term, in years			6	6
Weighted-average discount rate			3.0%	3.1%

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2022	December 31, 2021
Environmental contingencies, current	$10	$20
Environmental contingencies, long-term	264	261
Total	$274	$281

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $246 million to the maximum of $461 million and from the best estimate or minimum of $253 million to the maximum of $473 million at September 30, 2022 and December 31, 2021, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at both September 30, 2022 and December 31, 2021.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first nine months 2022 and full year 2021 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2020	$257
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at December 31, 2021	253
Changes in estimates recognized in earnings and other	4
Cash reductions	(11)
Balance at September 30, 2022	$246

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $28 million at both September 30, 2022 and December 31, 2021.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $50 million and $51 million at September 30, 2022 and December 31, 2021, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter 2022 and 2021 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407
Net Earnings	—	—	301	—	—	301	—	301
Cash Dividends Declared (1) ($0.76 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	(9)	—	(9)	—	(9)
Share-Based Compensation Expense (2)	—	12	—	—	—	12	—	12
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchase (3)	—	110	—	—	(260)	(150)	—	(150)
Balance at September 30, 2022	$2	$2,301	$9,065	$(152)	$(5,832)	$5,384	$83	$5,467

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2021	$2	$2,255	$8,020	$(233)	$(4,100)	$5,944	$84	$6,028
Net Earnings	—	—	351	—	—	351	3	354
Cash Dividends Declared (1) ($0.69 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	48	—	48	—	48
Share-Based Compensation Expense (2)	—	20	—	—	—	20	—	20
Other	—	—	—	—	—	—	1	1
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2021	$2	$2,275	$8,278	$(185)	$(4,250)	$6,120	$87	$6,207
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes settlement of shares repurchased under the second quarter 2022 accelerated share repurchase program ("2022 ASR").

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the changes in stockholders' equity for first nine months 2022 and 2021 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	792	—	—	792	2	794
Cash Dividends Declared (1) ($2.28 per share)	—	—	(284)	—	—	(284)	—	(284)
Other Comprehensive Income (Loss)	—	—	—	30	—	30	—	30
Share-Based Compensation Expense (2)	—	54	—	—	—	54	—	54
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(19)	—	—	—	(19)	(3)	(22)
Share Repurchases (4)	—	70	—	—	(972)	(902)	—	(902)
Balance at September 30, 2022	$2	$2,301	$9,065	$(152)	$(5,832)	$5,384	$83	$5,467

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	479	—	—	479	8	487
Cash Dividends Declared (1) ($2.07 per share)	—	—	(281)	—	—	(281)	—	(281)
Other Comprehensive Income (Loss)	—	—	—	88	—	88	—	88
Share-Based Compensation Expense (2)	—	60	—	—	—	60	—	60
Stock Option Exercises	—	59	—	—	—	59	—	59
Other (3)	—	(18)	—	—	—	(18)	—	(18)
Share Repurchases	—	—	—	—	(290)	(290)	—	(290)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(6)	(6)
Balance at September 30, 2021	$2	$2,275	$8,278	$(185)	$(4,250)	$6,120	$87	$6,207

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-in capital includes the net premium of final settlements for treasury shares delivered in 2022 under the 2022 ASR and the fourth quarter 2021 accelerated share repurchase program ("2021 ASR").

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(293)	$87	$(66)	$(1)	$(273)
Period change	56	(28)	63	—	91
Balance at December 31, 2021	(237)	59	(3)	(1)	(182)
Period change	4	(21)	47	—	30
Balance at September 30, 2022	$(233)	$38	$44	$(1)	$(152)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(19)	$(19)	$2	$2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(8)	(6)	(10)	(7)
Derivatives and hedging:
Unrealized gain (loss) during period	40	30	76	57
Reclassification adjustment for (gains) losses included in net income, net	(19)	(14)	(6)	(4)
Total other comprehensive income (loss)	$(6)	$(9)	$62	$48

	First Nine Months
	2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$4	$4	$13	$13
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(28)	(21)	(29)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	129	97	115	86
Reclassification adjustment for (gains) losses included in net income, net	(67)	(50)	13	10
Total other comprehensive income (loss)	$38	$30	$112	$88

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator
Earnings attributable to Eastman, net of tax	$301	$351	$792	$479

Denominator
Weighted average shares used for basic EPS	121.0	135.3	124.9	135.8
Dilutive effect of stock options and other awards	1.3	1.7	1.5	1.8
Weighted average shares used for diluted EPS	122.3	137.0	126.4	137.6

(Calculated using whole dollars and shares)
EPS
Basic	$2.48	$2.60	$6.34	$3.53
Diluted	$2.46	$2.57	$6.26	$3.49

Shares underlying stock options of 1,342,328 and 327,782 for third quarter 2022 and 2021, respectively, and 1,342,328 and 150,781 for first nine months 2022 and 2021, respectively, were excluded from calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. There were 2,839,875 and 9,505,944 share repurchases in third quarter and first nine months 2022, respectively, and 1,354,737 and 2,543,112 share repurchases in third quarter and first nine months 2021, respectively.

The Company declared cash dividends of $0.76 and $0.69 per share for third quarter 2022 and 2021, respectively, and $2.28 and $2.07 per share for first nine months 2022 and 2021, respectively.

In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization").

In second quarter 2022, the Company entered into the 2022 ASR to purchase $500 million of the Company's common stock under the board approved authorizations. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which was settled in third quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. As of September 30, 2022, all shares repurchased under the 2022 ASR have been delivered. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022, and a final settlement of 1,212,732 shares were delivered in third quarter 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
Tangible Asset Impairments	2022	2021	2022	2021
Site optimizations
Other - Tire additives (1)	$—	$—	$—	$4
AM - Advanced interlayers (2)	—	—	—	1
	—	—	—	5
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
Other - Tire additives (1)	—	—	(1)	—
AM - Advanced interlayers (2)	—	—	16	—
AFP - Animal nutrition (3)	—	—	—	(1)
	—	—	15	(1)
Severance Charges
Business improvement and cost reduction actions (4)	—	—	2	—
Site optimizations
AM - Performance films (5)	—	—	1	—
AM - Advanced interlayers (2)	—	—	—	1
	—	—	3	1
Other Restructuring Costs
CI & AFP - Singapore (6)	1	3	3	16
Site optimizations
AM - Advanced interlayers (2)	1	1	2	3
AM - Performance films (5)	—	2	—	2
Other - Tire additives (1)	—	1	—	3
	2	7	5	24

Total	$2	$7	$23	$29

(1)Asset impairment charges, gain on sale of previously impaired assets, and site closure costs in "Other" from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization.
(2)Asset impairment charges, loss on transfer of previously impaired assets to a third party, severance costs, and site closure costs in the Advanced Materials ("AM") segment due to the previously reported closure of an advanced interlayers manufacturing facility in North America as part of ongoing site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first nine months 2021 related to the closure of this facility.
(3)Fixed asset impairments, net in the AFP segment from the previously reported closure of an animal nutrition manufacturing facility in Asia Pacific as part of ongoing site optimization.
(4)Severance charges as part of business improvement which was reported in "Other".
(5)Severance charges and site closure costs in the AM segment from the previously reported closure of a performance films manufacturing facility in North America as part of ongoing site optimization.
(6)Site closure costs of $1 million and $3 million for third quarter and first nine months 2022, respectively, in the Chemical Intermediates ("CI") segment. Site closure costs in third quarter 2021 of $2 million and $1 million in the CI and AFP segments, respectively, and site closure costs, including contract termination fees, in first nine months 2021 of $13 million and $3 million in the CI and AFP segments, respectively, resulting from closure of the Singapore manufacturing site.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first nine months 2022 and full year 2021:

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2022
Severance costs	$12	$3	$—	$(8)	$7
Other restructuring costs	5	20	1	(7)	19
Total	$17	$23	$1	$(15)	$26

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2021
Non-cash charges	$—	$16	$(16)	$—	$—
Severance costs	65	2	(1)	(54)	12
Other restructuring costs	14	29	(9)	(29)	5
Total	$79	$47	$(26)	$(83)	$17

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

15.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2022 and 2021, $12 million and $20 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2022 and 2021 net earnings of $9 million and $15 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2022 and 2021, $54 million and $60 million, respectively, of compensation expense before tax was recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2022 and 2021 net earnings of $41 million and $45 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to Unaudited Consolidated Statements of Financial Position:

(Dollars in millions)	First Nine Months
	2022	2021
Other current assets	$31	$(4)
Other noncurrent assets	(68)	25
Payables and other current liabilities	45	221
Long-term liabilities and equity	110	33
Total	$118	$275

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

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2022	2021	2022	2021
Additives & Functional Products	$820	$729	$2,460	$1,993
Advanced Materials	888	770	2,471	2,255
Chemical Intermediates	751	731	2,411	2,072
Fibers	250	222	705	662
Total Sales by Operating Segment	2,709	2,452	8,047	6,982
Other (1)	—	268	160	800
Total Sales	$2,709	$2,720	$8,207	$7,782
(1)"Other" includes sales revenue from the divested rubber additives and adhesives resins businesses previously part of the AFP segment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Earnings (Loss) Before Interest and Taxes by Segment	2022	2021	2022	2021
Additives & Functional Products	$126	$130	$419	$346
Advanced Materials	131	125	333	421
Chemical Intermediates	85	130	373	336
Fibers	21	32	82	114
Total Earnings Before Interest and Taxes by Operating Segment	363	417	1,207	1,217
Other (1)
Growth initiatives and businesses not allocated to operating segments	(54)	(4)	(139)	(21)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	22	27	71	81
Asset impairments and restructuring charges, net	—	(1)	(1)	(6)
Net gain (loss) on divested businesses and related transaction costs	(7)	(68)	(8)	(563)
Steam line incident costs, net of insurance proceeds	—	—	(42)	—
Other income (charges), net not allocated to operating segments	—	(1)	(5)	(5)
Total Earnings Before Interest and Taxes	$324	$370	$1,083	$703
(1)"Other" includes EBIT of $6 million in first nine months 2022 and loss before interest and taxes of $39 million and $488 million in third quarter and first nine months 2021, respectively, from the divested rubber additives and adhesives resins businesses previously part of the AFP segment.

(Dollars in millions)	September 30,	December 31,
Assets by Segment (1)	2022	2021
Additives & Functional Products	$4,149	$4,188
Advanced Materials	4,885	4,661
Chemical Intermediates	2,721	2,703
Fibers	1,017	972
Total Assets by Operating Segment	12,772	12,524
Corporate & Other Assets	2,213	2,995
Total Assets	$14,985	$15,519
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Customer Location	2022	2021	2022	2021
United States and Canada	$1,202	$1,197	$3,704	$3,398
Europe, Middle East, and Africa	680	698	2,106	2,042
Asia Pacific	662	658	1,912	1,877
Latin America	165	167	485	465
Total Sales	$2,709	$2,720	$8,207	$7,782

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
•In first nine months 2022, the Company recognized unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.
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
•Gains and losses, net on divested businesses and related transaction costs; and
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of ongoing site optimization.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs, net of insurance proceeds, and
•Decrease to the provision for income taxes due to adjustment of the amount recognized in prior years as a result of the 2017 Tax Cuts and Jobs Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2022	2021	2022	2021
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$2	$7	$23	$29
Mark-to-market pension and other postretirement benefits (gain) loss, net	—	—	(3)	—
Environmental and other costs	—	—	15	—
Net (gain) loss on divested businesses and related transaction costs	7	68	8	563
Accelerated depreciation	—	—	—	4
Unusual item impacting earnings before interest and taxes:
Steam line incident costs, net of insurance proceeds	—	—	42	—
Total non-core and unusual items impacting earnings before interest and taxes	9	75	85	596
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	28	26	(16)	61
Adjustment from tax law changes	—	15	—	15
Interim adjustment to tax provision	32	47	16	29
Total items impacting provision for income taxes	60	88	—	105
Total items impacting net earnings attributable to Eastman	$(51)	$(13)	$85	$491

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, management occasionally has evaluated and disclosed to investors and securities analysts the non-GAAP measure cash provided by or used in operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by or used in operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by or used in operating activities because it believes it is an appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core and unusual activities and decisions of management that it considers non-core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors, securities analysts, credit analysts and rating agencies, and lenders to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Alternative Non-GAAP Earnings Measures

From time to time, Eastman may also disclose to investors and securities analysts the non-GAAP earnings measures "Adjusted EBIT Margin", "Adjusted EBITDA", "Adjusted EBITDA Margin", "Return on Invested Capital" (or "ROIC"), and "Adjusted ROIC". Management defines Adjusted EBIT Margin as the GAAP measure EBIT adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods divided by the GAAP measure sales revenue in the Company's Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for the same period. Adjusted EBITDA is EBITDA (net earnings before interest, taxes, depreciation and amortization) adjusted to exclude the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. Adjusted EBITDA Margin is Adjusted EBITDA divided by the GAAP measure sales revenue in the Company's Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for the same periods. Management defines ROIC as net earnings plus interest expense after tax divided by average total borrowings plus average stockholders' equity for the periods presented, each derived from the GAAP measures in the Company's financial statements for the periods presented. Adjusted ROIC is ROIC adjusted to exclude from net earnings the same non-core, unusual, or non-recurring items as are excluded from the Company's other non-GAAP earnings measures for the same periods. Management believes that Adjusted EBIT Margin, Adjusted EBITDA, Adjusted EBITDA Margin, ROIC, and Adjusted ROIC are useful as supplemental measures in evaluating the performance of and returns from Eastman's operating businesses, and from time to time uses such measures in internal performance calculations. Further, management understands that investors and securities analysts often use similar measures of Adjusted EBIT Margin, Adjusted EBITDA, Adjusted EBITDA Margin, ROIC, and Adjusted ROIC to compare the results, returns, and value of the Company with those of peer and other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Additives & Functional Products ("AFP"), Advanced Materials ("AM"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extends the level of differentiation afforded by our world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, animal nutrition, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow.

The Company generated sales revenue of $2.7 billion in both third quarter 2022 and 2021, and $8.2 billion and $7.8 billion in first nine months 2022 and 2021, respectively. EBIT was $324 million and $370 million in third quarter 2022 and 2021, respectively, and $1,083 million and $703 million in first nine months 2022 and 2021, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $333 million and $445 million in third quarter 2022 and 2021, respectively, and $1.2 billion and $1.3 billion in first nine months 2022 and 2021, respectively.

Sales revenue in third quarter 2022 compared to third quarter 2021 was relatively unchanged as higher selling prices were offset by an unfavorable impact from divested businesses and foreign currency exchange rates. Sales volume was relatively unchanged due to a favorable product mix attributed to the strength of the innovation-driven growth model being offset by slowing demand across several key end-markets. Third quarter 2022 sales volume was also impacted by an unplanned power outage at the Company's Kingsport site in July 2022 ("Kingsport power outage"), and logistical constraints. Adjusted EBIT decreased in third quarter 2022 compared to third quarter 2021 primarily due to lower sales volume from the divested businesses, higher manufacturing costs, unfavorable foreign currency exchange rates, and continued spend for growth investment. These costs were partially offset by lower SG&A costs, primarily due to lower variable compensation costs.

Sales revenue in first nine months 2022 compared to first nine months 2021 increased $425 million primarily due to higher selling prices, which were partially offset by lower sales volume from divested businesses. Adjusted EBIT decreased in first nine months 2022 compared to first nine months 2021 primarily due to higher raw material and energy costs, and higher distribution costs, partially offset by higher selling prices.

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

First nine months 2022 includes costs associated with normal business operations, including labor, benefits, and depreciation, which were accelerated into the first quarter, as well as incremental costs to repair damaged infrastructure and minimize customer disruption. Incremental costs, net of insurance proceeds, of $42 million for first nine months 2022, primarily related to the repair of damaged infrastructure, were excluded from the Company's adjusted EBIT.

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

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of the adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment ("adhesives resins").

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

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$301	$2.46	$351	$2.57
Total non-core and unusual items, net of tax	(19)	(0.15)	34	0.23
Interim adjustment to tax provision	(32)	(0.26)	(47)	(0.34)
Adjusted net earnings	$250	$2.05	$338	$2.46

	First Nine Months
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$792	$6.26	$479	$3.49
Total non-core and unusual items, net of tax	101	0.81	520	3.76
Interim adjustment to tax provision	(16)	(0.13)	(29)	(0.20)
Adjusted net earnings	$877	$6.94	$970	$7.05
Cash provided by operating activities was $518 million and $1,189 million in first nine months 2022 and 2021, respectively.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
Sales	$2,709	$2,720	$(11)	—%	$8,207	$7,782	$425	5%
Volume / product mix effect			(40)	(1)%			24	—%
Price effect			378	14%			1,214	15%
Exchange rate effect			(81)	(3)%			(173)	(2)%
Divested business effect (1)			(268)	(10)%			(640)	(8)%
(1)Contribution to sales revenue of businesses divested which are not in 2022 comparable periods.

Sales revenue in third quarter and first nine months 2022 compared to third quarter and first nine months 2021 was relatively unchanged and increased, respectively, as higher selling prices in all operating segments were mostly offset by an unfavorable impact from divested businesses and foreign currency exchange rates. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Gross profit	$541	$662	(18)%	$1,761	$1,941	(9)%
Accelerated depreciation	—	—		—	4
Steam line incident costs, net of insurance proceeds	—	—		42	—
Gross profit excluding non-core and unusual items	$541	$662	(18)%	$1,803	$1,945	(7)%

Gross profit in first nine months 2022 included incremental costs, net of insurance proceeds, from the steam line incident, and first nine months 2021 included accelerated depreciation resulting from the previously reported closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of ongoing site optimization actions. Excluding these non-core and unusual items, gross profit decreased in third quarter and first nine months 2022 compared to third quarter and first nine months 2021 as a result of decreases in all operating segments, except the AM segment in third quarter 2022 and the CI segment in first nine months 2022. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Selling, general and administrative expenses	$173	$201	(14)%	$554	$587	(6)%
Transaction costs	(4)	(8)		(15)	(8)
Selling, general and administrative expenses excluding non-core item	$169	$193	(12)%	$539	$579	(7)%

Third quarter and first nine months 2022 and 2021 SG&A expenses included transaction costs for divested businesses. Excluding this non-core item, SG&A expenses decreased in third quarter and first nine months 2022 compared to third quarter and first nine months 2021 primarily as a result of lower variable compensation costs partially offset by higher growth initiative costs.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Research and development expenses	$68	$66	3%	$200	$187	7%

R&D expenses increased in third quarter and first nine months 2022 compared to third quarter and first nine months 2021 primarily due to higher spend for growth investment, primarily in the AM and AFP segments including methanolysis and other circular economy initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Third Quarter		First Nine Months
Tangible Asset Impairments	2022	2021	2022	2021
Site optimizations
Other - Tire additives	$—	$—	$—	$4
AM - Advanced interlayers	—	—	—	1
	—	—	—	5
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
Other - Tire additives	—	—	(1)	—
AM - Advanced interlayers	—	—	16	—
AFP - Animal nutrition	—	—	—	(1)
	—	—	15	(1)
Severance Charges
Business improvement and cost reduction actions	—	—	2	—
Site optimizations
AM - Performance films	—	—	1	—
AM - Advanced interlayers	—	—	—	1
	—	—	3	1
Other Restructuring Costs
CI & AFP - Singapore	1	3	3	16
Site optimizations
AM - Advanced interlayers	1	1	2	3
AM - Performance films	—	2	—	2
Other - Tire additives	—	1	—	3
	2	7	5	24

Total	$2	$7	$23	$29

For detailed information regarding asset impairments and restructuring charges, net see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2022	2021	2022	2021
Other components of post-employment (benefit) cost, net	$(30)	$(36)	$(95)	$(109)
Mark-to-market pension and other postretirement benefit gain (loss), net	—	—	3	—
Other components of post-employment (benefit) cost, net excluding non-core item	$(30)	$(36)	$(92)	$(109)

For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2022	2021	2022	2021
Foreign exchange transaction (gains) losses, net	$7	$2	$15	$7
(Income) loss from equity investments and other investment (gains) losses, net	(2)	(3)	(17)	(12)
Other, net	(4)	(5)	5	(6)
Other (income) charges, net	$1	$(6)	$3	$(11)
Environmental and other costs	—	—	(15)	—
Other (income) charges, net excluding non-core items	$1	$(6)	$(12)	$(11)

For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Earnings before interest and taxes	$324	$370	(12)%	$1,083	$703	54%
Mark-to-market pension and other postretirement benefits (gain) loss, net	—	—		(3)	—
Asset impairments and restructuring charges, net	2	7		23	29
Net (gain) loss on divested businesses and related transaction costs	7	68		8	563
Accelerated depreciation	—	—		—	4
Steam line incident costs, net of insurance proceeds	—	—		42	—
Environmental and other costs	—	—		15	—
Earnings before interest and taxes excluding non-core and unusual items	$333	$445	(25)%	$1,168	$1,299	(10)%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Gross interest costs	$47	$51	(8)%	$143	$155	(8)%
Less: Capitalized interest	2	1		6	3
Interest expense	45	50		137	152
Less: Interest income	2	1		3	2
Net interest expense	$43	$49	(12)%	$134	$150	(11)%

Net interest expense decreased in third quarter and first nine months 2022 compared to third quarter and first nine months 2021 primarily as a result of lower total borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Benefit from) Provision for Income Taxes

	Third Quarter				First Nine Months
	2022		2021		2022		2021
(Dollars in millions)	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and effective tax rate	$(20)	(7)%	$(33)	(10)%	$155	16%	$66	12%
Tax provision for non-core and unusual items (1)	28		26		(16)		61
Adjustment from tax law changes (2)	—		15		—		15
Interim adjustment to tax provision (3)	32		47		16		29
Adjusted provision for income taxes and effective tax rate	$40	14%	$55	14%	$155	15%	$171	15%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Decrease to the provision for income taxes due to adjustment of the amount recognized in prior years as a result of the 2017 Tax Cuts and Jobs Act.
(3)Third quarter 2022 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2021 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2022 and 2021 are calculated applying the forecasted full year effective tax rates as shown below.

	First Nine Months (1)
	2022	2021
Effective tax rate	16%	12%
Tax impact of current year non-core and unusual items (2)	(1)%	3%
Changes in tax contingencies and valuation allowances	1%	1%
Forecasted full year impact of expected tax events	(1)%	(1)%
Forecasted full year adjusted effective tax rate	15%	15%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.0 percent in both first nine months 2022 and 2021.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$301	$2.46	$351	$2.57
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	2	0.01	5	0.04
Net (gain) loss on divested businesses and related transaction costs	(21)	(0.16)	44	0.30
Unusual item, net of tax: (1)
Adjustment from tax law changes	—	—	(15)	(0.11)
Interim adjustment to tax provision	(32)	(0.26)	(47)	(0.34)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$250	$2.05	$338	$2.46

	First Nine Months
	2022		2021
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$792	$6.26	$479	$3.49
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain) loss, net	(3)	(0.02)	—	—
Asset impairments and restructuring charges, net	18	0.14	23	0.16
Net (gain) loss on divested businesses and related transaction costs	43	0.35	509	3.69
Accelerated depreciation	—	—	3	0.02
Environmental and other costs	11	0.09	—	—
Unusual items, net of tax: (1)
Steam line incident costs, net of insurance proceeds	32	0.25	—	—
Adjustment from tax law changes	—	—	(15)	(0.11)
Interim adjustment to tax provision	(16)	(0.13)	(29)	(0.20)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$877	$6.94	$970	$7.05
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
Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$820	$729	$91	12%	$2,460	$1,993	$467	23%
Volume / product mix effect			9	1%			143	7%
Price effect			117	16%			402	20%
Exchange rate effect			(35)	(5)%			(78)	(4)%

Earnings before interest and taxes	$126	$130	$(4)	(3)%	$419	$346	$73	21%
Asset impairments and restructuring charges, net	—	1	(1)		—	3	(3)
Earnings before interest and taxes excluding non-core item	126	131	(5)	(4)%	419	349	70	20%
Sales revenue in third quarter 2022 increased compared to third quarter 2021 primarily due to higher selling prices, partially offset by unfavorable foreign exchange rates. Higher selling prices were due to higher raw material, energy, and distribution prices. Cost pass-through contracts represented approximately 45 percent of the selling price increase in third quarter 2022. In addition, there was favorable product mix in the aviation fluids end-market mostly offset by weakening demand in the building and construction and industrial end-markets.

Sales revenue in first nine months 2022 increased compared to first nine months 2021 primarily due to higher selling prices and higher sales volume. Higher selling prices were due to key end-market demand and higher raw material, energy, and distribution prices. Cost pass-through contracts represented approximately 40 percent of the selling price increase in first nine months 2022. Higher sales volume was due to continued underlying demand in key end-markets, including personal care, electronics, animal nutrition, and building and construction.

Third quarter and first nine months 2021 EBIT included asset impairment and restructuring charges resulting from the closure of a production facility and first nine months 2021 EBIT included a gain on the sale of previously impaired assets. For more information regarding asset impairments and restructuring charges, see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT decreased in third quarter 2022 compared to third quarter 2021 primarily due to $8 million unfavorable shift in currency exchange rates, partially offset by $2 million favorable product mix and lower sales volume.
Excluding these non-core items, EBIT increased in first nine months 2022 compared to first nine months 2021 primarily due to: $34 million higher sales volume; $37 million higher selling prices, net of higher raw material and energy costs, and distribution costs; and lower SG&A costs, primarily due to lower variable compensation costs, partially offset by higher R&D costs, primarily due to higher growth initiative costs, totaling $9 million. In addition, $15 million of an unfavorable shift in foreign currency exchange rates was recognized in the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$888	$770	$118	15%	$2,471	$2,255	$216	10%
Volume / product mix effect			24	3%			(23)	(1)%
Price effect			123	16%			293	13%
Exchange rate effect			(29)	(4)%			(54)	(2)%

Earnings before interest and taxes	$131	$125	$6	5%	$333	$421	$(88)	(21)%
Asset impairments and restructuring charges, net	1	3	(2)		19	7	12
Accelerated depreciation	—	—	—		—	4	(4)
Earnings before interest and taxes excluding non-core items	132	128	4	3%	352	432	(80)	(19)%
Sales revenue in third quarter 2022 increased compared to third quarter 2021 primarily due to higher selling prices partially offset by an unfavorable shift in foreign currency exchange rates. Higher selling prices in the specialty plastics and advanced interlayers product lines were due to higher raw material, energy, and distribution prices. Sales volume was slightly higher primarily due to favorable product mix, including the automotive end-market, partially offset by lower sales volume. Third quarter 2022 sales volume growth in specialty plastics was impacted by the Kingsport power outage and logistics constraints.

Sales revenue in first nine months 2022 increased compared to first nine months 2021 primarily due to higher selling prices partially offset by unfavorable shift in foreign currency exchange rate and lower sales volume. Higher selling prices in the specialty plastics and advanced interlayers product lines were due to higher raw material, energy, and distribution prices. Sales volume was relatively unchanged in the performance films and advanced interlayers product lines as underlying demand remained resilient across key end-markets, including consumer durables, partially offset by the impact from the steam line incident, the Kingsport power outage, and logistics constraints primarily in the specialty plastics product line.

Third quarter and first nine months 2022 and 2021 EBIT included asset impairment and restructuring charges from a manufacturing facility closure and first nine months 2021 EBIT included accelerated depreciation. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Excluding these non-core items, EBIT increased in third quarter 2022 compared to third quarter 2021 primarily due to higher favorable product mix partially offset by lower sales volume and higher manufacturing costs totaling $15 million and $5 million higher selling prices, net of higher raw materials and energy costs and distribution costs. This was partially offset by $15 million of an unfavorable shift in foreign currency exchange rates.

Excluding these non-core items, EBIT decreased in first nine months 2022 compared to first nine months 2021 primarily due to: lower sales volume and higher manufacturing costs, including costs of the steam line incident, totaling $28 million; $24 million of an unfavorable shift in foreign currency exchange rates; and higher R&D and SG&A costs, primarily due to higher growth initiative costs partially offset by lower variable compensation costs, totaling $17 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$751	$731	$20	3%	$2,411	$2,072	$339	16%
Volume / product mix effect			(68)	(9)%			(66)	(3)%
Price effect			103	14%			442	21%
Exchange rate effect			(15)	(2)%			(37)	(2)%

Earnings before interest and taxes	$85	$130	$(45)	(35)%	$373	$336	$37	11%
Asset impairments and restructuring charges, net	1	2	(1)		3	13	(10)
Earnings before interest and taxes excluding non-core items	86	132	(46)	(35)%	376	349	27	8%
Sales revenue in third quarter and first nine months 2022 increased compared to third quarter and first nine months 2021 primarily due to higher selling prices resulting from higher raw material, energy, and distribution prices, as well as constrained market conditions. The impact of lower sales volume, primarily in plasticizers, was partially offset by demand growth in the agriculture end-market for functional amines. Third quarter 2022 sales volume was impacted by slowing end-market demand, customer destocking, and both planned and unplanned manufacturing maintenance.

Third quarter and first nine months 2022 and 2021 EBIT included asset impairment and restructuring charges resulting from the closure of a production facility. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Excluding these non-core items, EBIT decreased in third quarter 2022 compared to third quarter 2021 primarily due to: $33 million lower sales volume; $13 million higher raw material and energy costs, and distribution costs, net of higher selling prices; and $12 million higher planned and unplanned maintenance costs. These costs were partially offset by $13 million lower SG&A costs, primarily due to lower variable compensation costs.
Excluding these non-core items, EBIT increased in first nine months 2022 compared to first nine months 2021 primarily due to $65 million higher selling prices, net of higher raw material and energy costs, and higher distribution costs, and $24 million lower SG&A costs, primarily due to lower variable compensation costs. This was partially offset by $47 million lower sales volume and $10 million unfavorable shift in foreign currency exchange rates.
Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2022	2021	$	%	2022	2021	$	%
(Dollars in millions)
Sales	$250	$222	$28	13%	$705	$662	$43	6%
Volume / product mix effect			(5)	(2)%			(30)	(5)%
Price effect			35	16%			77	12%
Exchange rate effect			(2)	(1)%			(4)	(1)%

Earnings before interest and taxes	$21	$32	$(11)	(34)%	$82	$114	$(32)	(28)%
Sales revenue in third quarter 2022 increased compared to third quarter 2021 primarily due to higher selling prices across the segment due to higher raw material, energy, and distribution prices, partially offset by lower sales volume primarily as a result of the Kingsport power outage.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first nine months 2022 increased compared to first nine months 2021 primarily due to higher selling prices across the segment due to higher raw material, energy, and distribution prices, partially offset by lower sales volume in acetate tow, primarily as a result of the Russia/Ukraine conflict.

EBIT decreased in third quarter 2022 compared to third quarter 2021 due to $7 million higher manufacturing costs, primarily as a result of the planned maintenance shutdowns and lower capacity utilization, and $5 million lower sales volume, primarily as a result of the Kingsport power outage.
EBIT decreased in first nine months 2022 compared to first nine months 2021 due to $23 million higher manufacturing costs, primarily as a result of the steam line incident, and $20 million lower sales volume, primarily as a result of the Russia/Ukraine conflict. These costs were partially offset by $14 million higher selling prices, net of higher raw material and energy costs, and distribution costs.
Other

	Third Quarter		First Nine Months
	2022	2021	2022	2021
(Dollars in millions)
Sales	$—	$268	$160	$800

Earnings (loss) before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(54)	$(4)	$(139)	$(21)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	22	27	71	81
Asset impairments and restructuring charges, net	—	(1)	(1)	(6)
Net gain (loss) on divested businesses and related transaction costs	(7)	(68)	(8)	(563)
Steam line incident costs, net of insurance proceeds	—	—	(42)	—
Other income (charges), net not allocated to operating segments	—	(1)	(5)	(5)
Earnings (loss) before interest and taxes	$(39)	$(47)	$(124)	$(514)
Asset impairments and restructuring charges, net	—	1	1	6
Net (gain) loss on divested businesses and related transaction costs	7	68	8	563
Steam line incident costs, net of insurance proceeds	—	—	42	—
Environmental and other costs	—	—	15	—
Mark-to-market pension and other postretirement benefits (gain) loss, net	—	—	(3)	—
Earnings (loss) before interest and taxes excluding non-core and unusual items	(32)	22	(61)	55
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Costs related to growth initiatives, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First nine months 2022 EBIT included $42 million of net costs from the steam line incident. For more information, see "Overview" in this MD&A. First nine months 2022 EBIT included environmental and other costs from previously divested or non-operational sites. First nine months 2022 and 2021 EBIT included asset impairments and restructuring charges and first nine months 2021 EBIT included severance from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of ongoing site optimization. For more information regarding asset impairments and restructuring charges see Note 14, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2022	2021	$	%	2022	2021	$	%
United States and Canada	$1,202	$1,197	$5	—%	$3,704	$3,398	$306	9%
Europe, Middle East, and Africa	680	698	(18)	(3)%	2,106	2,042	64	3%
Asia Pacific	662	658	4	1%	1,912	1,877	35	2%
Latin America	165	167	(2)	(1)%	485	465	20	4%
Total Eastman Chemical Company	$2,709	$2,720	$(11)	—%	$8,207	$7,782	$425	5%

Sales revenue was relatively unchanged in third quarter 2022 compared to third quarter 2021 due to lower sales volume (down 11 percent, including the impact from divested businesses) and an unfavorable shift in foreign currency exchange rates (down 3 percent) being partially offset by higher selling prices (up 14 percent). The most significant change in sales revenue occurred in the Europe, Middle East, and Africa ("EMEA") region.
Sales revenue increased 5 percent in first nine months 2022 compared to first nine months 2021 due to increases in sales revenue across all regions. Higher sales revenue was primarily due to higher selling prices (up 15 percent) partially offset by lower sales volume (down 8 percent, including the impact from divested businesses) and an unfavorable shift in foreign currency exchange rates (down 2 percent). The most significant increase in sales revenue occurred in the United States and Canada, primarily due to higher selling prices across all operating segments partially offset by lower sales volume from the divested businesses.
Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity described below are expected to be available and sufficient to meet known short and long-term cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in this MD&A. Management believes maintaining a financial profile consistent with a solid investment grade credit rating is important to its long-term strategic and financial flexibility.

	First Nine Months
(Dollars in millions)	2022	2021
Net cash provided by (used in)
Operating activities	$518	$1,189
Investing activities	598	(447)
Financing activities	(1,098)	(584)
Effect of exchange rate changes on cash and cash equivalents	(16)	(5)
Net change in cash and cash equivalents	2	153
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$461	$717

Cash provided by operating activities decreased $671 million in first nine months 2022 compared with first nine months 2021 due to lower net earnings adjusted for (gain) loss on divested business and higher variable compensation payout. The use of cash in working capital also increased, driven by continued inflationary pressures.

Cash provided by investing activities was $598 million in first nine months 2022 compared with cash used in investing activities of $447 million in first nine months 2021 primarily due to proceeds from the sale of the adhesives resins business in first nine months 2022, partially offset by higher capital expenditures, and an acquisition in the AFP segment in first nine months 2021.

Cash used in financing activities increased $514 million in first nine months 2022 compared with first nine months 2021, primarily due to higher payment for repurchase of shares including the accelerated share repurchase plan and the repayment of borrowings partially offset by proceeds from borrowings including net increase in commercial paper in first nine months 2022.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in third quarter 2022 and 2021 were $700 million and $252 million, respectively, and $1,839 million and $839 million in first nine months 2022 and 2021, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $452 million and $239 million of these receivables would have been outstanding as of September 30, 2022 and December 31, 2021, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

At September 30, 2022, the Company's borrowings totaled $5.1 billion with various maturities. In second quarter 2022, the Company borrowed $500 million under a five-year term loan agreement ("2027 Term Loan") and used the proceeds from the 2027 Term Loan to pay down $500 million of the 3.6% notes due August 2022. In third quarter 2022, the Company repaid the remaining $200 million principal of the 3.6% notes due August 2022 using available cash. The 2027 Term Loan had a variable interest rate of 4.30 percent as of September 30, 2022.

See Note 6, "Borrowings" and Note 9, "Leases and Other Commitments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding debt and related interest, and operating leases, respectively.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2021 Annual Report on Form 10-K for information on other commitments.

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2022, the Company's commercial paper borrowings were $355 million with a weighted average interest rate of 3.64 percent. At December 31, 2021, the Company had no outstanding commercial paper borrowings. See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Credit Facility and 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2022 and December 31, 2021. The total amount of available borrowings under the Credit Facility was $1.50 billion as of September 30, 2022. For additional information, see the Section 5.03 of the Credit Facility at Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020.

See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Net Debt

	September 30,	December 31,
(Dollars in millions)	2022	2021
Total borrowings	$5,065	$5,159
Less: Cash and cash equivalents	461	459
Net debt (1)	$4,604	$4,700
(1)Includes non-cash decrease of $199 million in 2022 and non-cash decrease of $113 million in 2021 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $408 million and $315 million in first nine months 2022 and 2021, respectively. Capital expenditures in first nine months 2022 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2022 capital expenditures will be approximately $600 million.

Stock Repurchases

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2022, a total of 5,539,568 shares have been repurchased under the 2021 authorization for $535 million. During first nine months 2022, the Company repurchased 9,505,944 shares of common stock for $1,002 million, which included $100 million from the settlement of the 2021 ASR. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

In second quarter 2022, the Company entered into an accelerated share repurchase program ("2022 ASR") to purchase $500 million of the Company's common stock under the board approved authorizations. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which was settled in third quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022 and the remaining shares were delivered in third quarter 2022.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

In 2022, management expects fourth quarter adjusted EPS to be between $1.10 and $1.40, full year adjusted EPS to be between $8.05 and $8.35, and full year operating cash flow to be between $1 billion and $1.2 billion.

For fourth quarter 2022, these expectations assume:

•innovation driving growth above underlying end-markets; disciplined pricing as inflation begins to moderate; improving automotive end-market; and resilient end-market demand in stable end-markets, including agriculture, medical, and personal care end-markets;
•commitment to investing in growth across the Company, particularly in circular economy initiatives;
•earnings to be negatively impacted by continued global inflation, customer inventory destocking, particularly in building and construction and industrial end-markets; lower asset utilization to reduce inventories, normal seasonal declines, and the strong U.S. dollar;
•the full-year effective tax rate on adjusted earnings before income taxes to be approximately 15 percent; and
•share repurchases of approximately $100 million.

There are additional macroeconomic uncertainties, including the impact of the Russia/Ukraine conflict, COVID-related lockdowns in China, and continued global supply chain constraints. Global inflation continues to adversely impact the Company's raw material, energy, and distribution costs despite the Company's efforts to implement price increases to offset these inflationary pressures. Year-to-date, significant increases in natural gas prices, which are largely attributed to or compounded by the Russia/Ukraine conflict, have affected manufacturing costs at certain European facilities. In China, the COVID-related lockdowns have not materially impacted the Company's local manufacturing capabilities, but softening demand in certain end-markets is expected to impact fourth quarter results.

In addition, the Company continues to be disciplined in capital allocation through the combination of investment in organic growth through capital expenditures of approximately $600 million for full year 2022, bolt-on mergers and acquisitions, and share repurchases.

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

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes certain risk management tools to mitigate market fluctuations in raw material and energy costs. The cost and availability of these raw materials and energy commodities can be adversely impacted by factors such as the global COVID-19 pandemic, business and economic conditions, natural disasters, plant interruptions, supply chain and transportation disruptions (related to the global COVID-19 pandemic and otherwise), changes in laws or regulations, levels of unemployment and inflation, higher interest rates, war or other outbreak of hostilities or terrorism (such as the ongoing Russia/Ukraine conflict), and breakdown or degradation of transportation and supply chain infrastructure.

Recent inflationary pressures affecting the general economy, energy markets, and certain raw materials have increased our operating costs. For example, inflationary pressures year-to-date have resulted in increased costs for energy and feedstocks such as natural gas, paraxylene, vinyl acetate monomer, polyvinyl alcohol, and others. While inflation in these and other inputs has increased operating costs, the Company has undertaken efforts to offset many of these costs through pricing actions, including contract terms and some surcharges, contracts leveraged to multiple market indices, alternative supply arrangements, and hedging strategies, however, these risk mitigation measures do not eliminate all exposure to market fluctuations.

In addition to these inflationary pressures, the Company has experienced certain supply chain challenges impacting its ability to secure certain raw materials and timely distribute products to customers. For example, the global supply chain disruptions have impacted the availability of certain raw materials such as ammonia, methanol, and toluene. To mitigate the effects of these and other supply chain disruptions, the Company has implemented multifaceted sourcing, warehousing, and delivery strategies to focus on building resilient and redundant supply positions, and minimizing disruptions to customers by using alternate shipping methods to expedite delivery times. The Company's global geographic footprint has also helped minimize exposure to localized risks.

Prolonged periods of heightened inflation or continued or worsening supply chain disruptions could have a material, adverse impact on the Company's financial performance and results of operations.

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

At September 30, 2022, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $59 million, with an additional $6 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At September 30, 2022, a 10 percent fluctuation in the euro currency rate would have had a $179 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report on Form 10-Q. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2021 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI's Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Prior to the receipt of this proposed Consent Decree, ECRI and Company representatives met on various occasions with EPA and PADEP representatives and have determined that it is not reasonably likely that any civil penalty assessed by EPA and PADEP will be less than $1,000,000. ECRI and the Company are vigorously defending against these allegations. Even though the Company sold the Jefferson Hills facility on April 1, 2022 as part of its previously reported sale of the adhesives resins business, it retained responsibility for any civil penalty assessed by EPA and PADEP in this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2022, a total of 5,539,568 shares have been repurchased under the 2021 authorization for $535 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

In second quarter 2022, the Company entered into an accelerated share repurchase program ("2022 ASR") to purchase $500 million of the Company's common stock under the board approved authorizations. In exchange for upfront payment totaling $500 million, the financial institutions committed to deliver shares during the 2022 ASR's purchase period, which was settled in third quarter 2022. The total number of shares ultimately delivered was determined at the end of the applicable purchase period based on the volume-weighted average price of the Company's stock during the term of the 2022 ASR, less a discount. Approximately 80 percent of the expected shares repurchased under the 2022 ASR were delivered in second quarter 2022 and the remaining shares were delivered in third quarter 2022.

During first nine months 2022, the Company repurchased 9,505,944 shares of common stock for $1,002 million, which included $100 million from the settlement of the 2021 ASR.

For additional information, see Note 12, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
July 1-31, 2022	1,212,732	$90.49	1,212,732	$2.115	billion
August 1-31, 2022	769,218	$97.50	769,218	$2.040	billion
September 1-30, 2022	857,925	$87.42	857,925	$1.965	billion
Total	2,839,875	$91.46	2,839,875
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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2022

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2022

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2022

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2022

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	October 28, 2022	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer