Form 10-K
period 2022-12-31
EASTMAN CHEMICAL CO
filed 2023-02-15
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value (based upon the $89.77 closing price on the New York Stock Exchange on June 30, 2022) of the 118,155,254 shares of common equity held by non-affiliates as of December 31, 2022 was $10,606,797,152 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2022 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 118,796,867 shares of common stock of the registrant were outstanding at December 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

TABLE OF CONTENTS

ITEM	PAGE
PART I

1.	Business	5
1A.	Risk Factors	21
1B.	Unresolved Staff Comments	21
	Information about our Executive Officers	21
2.	Properties	23
3.	Legal Proceedings	24
4.	Mine Safety Disclosures	25
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	114
11.	Executive Compensation	114
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
13.	Certain Relationships and Related Transactions, and Director Independence	115
14.	Principal Accountant Fees and Services	115
PART IV

15.	Exhibits and Financial Statement Schedules	116
16.	Form 10-K Summary	116
	Exhibit Index	117
SIGNATURES

Signatures	120

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty materials company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 35 manufacturing facilities and has equity interests in two manufacturing joint ventures in 12 countries that supply products to customers throughout the world. See "Properties" in Part I, Item 2 of this Annual Report on Form 10-K (this "Annual Report"). The Company's headquarters and largest manufacturing facility are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions with commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. See "Business Segments".

In the first years as a stand-alone company, Eastman was diversified between commodity and more specialty chemical businesses. Beginning in 2004, the Company refocused its strategy and changed its businesses and portfolio of products, first by the divestiture and discontinuance of under-performing assets and commodity businesses and initiatives (including divestiture in 2004 of resins, inks, and monomers product lines, divestiture in 2006 of the polyethylene business, and divestiture from 2007 to 2010 of the polyethylene terephthalate ("PET") assets and business). The Company then pursued growth through the development and acquisition of more specialty businesses and product lines by inorganic acquisition and integration (including acquisitions of Solutia, Inc., a global leader in performance materials and specialty chemicals in 2012, and Taminco Corporation, a global specialty chemical company in 2014) and organic development and commercialization of new and enhanced technologies and products.

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extend the level of differentiation afforded by its world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-users' products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles and nonwovens, animal nutrition, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, are transforming Eastman into a global specialty materials company that enhances the quality of life in a material way. As a global specialty materials company, management continuously evaluates the Company's business and operations to improve cost structure, increase investment in growth, and strengthen execution capabilities, including specific initiatives to transform operations, work processes and systems, and business structure alignment, scale, and integration. As part of the continuous evaluation, the Company divested its rubber additives product line in 2021 and its adhesives resins assets and business in 2022, due to earnings volatility that was not in line with Eastman's expectations for the performance of a specialty business.

In 2022, the Company reported sales revenue of $10.6 billion, earnings before interest and taxes ("EBIT") of $1.2 billion, and net earnings attributable to Eastman of $793 million. Diluted earnings per share were $6.35. Net cash provided by operating activities was $975 million. Excluding non-core and unusual items, adjusted EBIT was $1.3 billion and adjusted diluted earnings per share were $7.88. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for reconciliation of financial measures under accounting principles generally accepted in the United States ("GAAP") to non-GAAP financial measures, description of excluded items, and related information. For Company sales revenue by end-use market, see Exhibit 99.01 "2022 Company and Segment Sales Revenue by End-Use Market" of this Annual Report. Approximately 60 percent of 2022 sales revenue was generated from outside the United States and Canada region. For additional information regarding sales by customer location and by segment, see Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment", "Sales by Customer Location", and "Risk Factors" in Part II, Item 7 of this Annual Report.

BUSINESS STRATEGY

Eastman's objective is to be a global specialty materials company that enhances the quality of life in a material way with consistent, sustainable earnings growth and strong cash flow. Integral to the Company's strategy for growth is leveraging its heritage expertise and innovation within its cellulosic biopolymer and acetyl, olefins, polyester, and alkylamine chemistries. For each of these "streams", the Company has developed and acquired a combination of assets and technologies that combine scale and integration across multiple manufacturing units and sites as a competitive advantage. Management uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development, and relentlessly engaging the market. The Company sells differentiated products into diverse markets and geographic regions and engages the market by collaborating and co-innovating with customers and downstream users in existing and new niche markets to creatively solve problems. Management believes that this innovation-driven growth model will enable the Company to leverage its proven technology capabilities to improve product mix, increasing emphasis on specialty businesses, and sustaining and expanding market share through leadership in attractive niche markets. The Company's strategy will also focus on organic growth initiatives and targeted bolt-on acquisitions.

Innovation

Management is pursuing specific opportunities to leverage Eastman's innovation-driven growth model with the goal of greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. Recently developed, introduced, or commercialized innovation products, applications, and technologies include the following:

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
•Eastapure™, an ultra high purity solvent portfolio for electronic and semiconductor customers requiring products with extremely low organic and inorganic impurities, and particulates;
•Performance films innovations in automotive and architectural window films and paint protection films and expanded adoption of Eastman CORE (trademark and patent pending), a software platform that provides automotive dealership groups and professional installers access to shop management and automotive film patterns to improve installation quality and customer experience; and
•Cellulosic biopolymers including addition of new microbeads for personal care applications including color cosmetics, sunscreens, and facial lotions, and Aventa™ for use in food service applications.

Sustainability and Circular Economy

Central to Eastman's innovation-driven growth model is management's dedication to enhance the quality of life in a material way with an ongoing commitment to sustainability.

The Company's long history of technical expertise in chemical processes and polymer science position it to provide innovative solutions to some of the world's most complex problems. Eastman is contributing to development of a more "circular economy". A circular economy focuses on making the most of the world's resources - minimizing waste and maximizing value - by providing end-of-life solutions to reduce, reuse, and recycle products and materials. This keeps materials in use and decouples growth from scarce resource consumption, allowing economic development and improvement in quality of life within natural resource limits. The Company's sustainable innovation initiatives include biodegradation, molecular recycling, and strategic collaborations with end-user markets. In 2019, the Company announced the use of its unique platform of solutions to address the challenges of plastic waste in the environment with advanced circular recycling, or molecular recycling, including carbon renewal and polyester renewal technologies. Together, these technologies allow the Company to use plastic waste, such as polyester carpet and textiles, as feedstock and lower greenhouse gas ("GHG") emissions compared to traditional processes. Eastman's scale and integration provide a unique opportunity to accelerate the use of these molecular recycling technologies and make a meaningful positive impact on the environment.

Management approaches sustainability as a source of competitive strength by focusing its innovation strategy on opportunities where disruptive macro trends align with the Company's differentiated technology platforms and applications development capabilities to develop innovative products, applications, and technologies that enable customers' development and sale of sustainable products. Eastman's sustainability-related growth initiatives include targeted product and process innovation that focuses on enhancing product health and safety, end-use product durability, recyclability, and reducing material usage, while lowering GHG emissions associated with climate change. Eastman has focused on communication and collaboration with stakeholders, including policymakers and other interested parties, to build support for the concepts of molecular recycling and mass balance accounting (an accepted and certified protocol that documents and tracks recycled content through complex manufacturing systems). Eastman has committed to reduce its absolute scope 1 (direct GHG emissions occurring from sources that are owned by Eastman) and scope 2 (indirect GHG associated with the purchase of electricity, steam, heat, or cooling and are a result of Eastman's energy use) emissions by approximately one-third by 2030 in order to achieve carbon neutrality by 2050, and to innovate to provide products that enable energy savings and GHG emissions reductions to customers and end-users.

Eastman focuses on the triple challenge of Climate, Circularity, and Caring for Society. Examples of Eastman sustainable solutions within identified disruptive macro trends include:

•Climate:
•Eastman's molecular recycling processes are expected to reduce GHG emissions by 20 percent to 50 percent when compared to processes using fossil fuels for intermediates used in various Renew products;
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
•Tritan™ Renew copolyesters
•Acetate Renew cellulosic biopolymers
•Trēva™ Renew cellulosic biopolymers
•Cristal™ Renew copolyesters
•Naia™ Renew cellulosic yarn
•Aventa™ Renew cellulosic biopolymers
•Eastman expects the methanolysis manufacturing plant in Kingsport, Tennessee to begin commissioning and startup activities by early summer 2023, and approximately 75 percent of required feedstock for the facility is being procured today, under contract, or in active negotiation;
•Eastman made significant progress in 2022 on a material-to-material molecular recycling facility in Port-Jérôme-sur-Seine, France. This facility will use Eastman's polyester renewal technology to initially recycle up to 110,000 metric tons annually of hard-to-recycle plastic waste. Additionally, a long-term supply agreement was reached in September 2022 that will provide up to 20,000 metric tons per year of feedstock for this facility; and

•Eastman reached a definitive supply agreement in October 2022 for a planned third molecular recycling facility that will be located in the United States.
•Caring for Society:
•Tetrashield™ performance polyester resins provide Bisphenol A-non intent ("BPA-NI") can coating for food and beverage applications;
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

FINANCIAL STRATEGY

In its management of the Company's businesses and growth initiatives, management is committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Management believes maintaining a financial profile that supports an investment grade credit rating is important to its long-term strategy and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include payment of the quarterly dividend, funding targeted growth opportunities, repurchasing shares, and repayment of debt. Management expects that the combination of continued strong cash flow generation, a strong balance sheet, and sufficient liquidity will continue to provide flexibility to pursue growth initiatives.

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ and supports the Company's continued transformation towards a global specialty materials company. For segment sales revenue and earnings and segment product lines revenues, see Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment" in Part II, Item 7 of this Annual Report. For identification of manufacturing facilities by segment, see Item 2, "Properties" of this Annual Report.

ADVANCED MATERIALS SEGMENT

Overview

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end-uses in transportation; durables and electronics; building and construction; medical and pharma; and consumables end-markets. Key technology platforms for this segment include cellulosic biopolymers, copolyesters, and PVB and polyester films.

Eastman's technical, application development, and market development capabilities enable the AM segment to modify its polymers, films, and plastics to control and customize their final properties for development of new applications with enhanced functionality. For example, Tritan™ copolyesters are a leading solution for food contact applications due to their performance and processing attributes and bisphenol A free ("BPA free") properties. The Saflex™ Q Series product line is a leading acoustic solution for architectural and automotive applications. The Company also maintains a leading solar control technology position in the window films market as well as advanced urethane film and coatings technologies in the paint protection film market. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Advanced Interlayers
Saflex™ Saflex™ Q Series Saflex™ ST Saflex™ E Series	standard PVB sheet premium PVB sheet	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd. Kingboard (Fo Gang) Specialty Resins Limited Chang Chun Petrochemical Co., Ltd.	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol triethylene glycol	transportation (automotive safety glass, automotive acoustic glass, and HUD) building and construction (PVB for architectural interlayers)
Performance Films
LLumar™ Flexvue™ SunTek™ V-KOOL™ Gila™	window films and protective films products for aftermarket applied films	XPEL, Inc. 3M Company Saint-Gobain S.A.	polyethylene terephthalate film aliphatic thermoplastic polyurethane film	transportation (automotive after- market window films and paint protection films) building and construction (residential and commercial window films) health and wellness (medical)
Specialty Plastics
Tritan™ copolyester Eastar™ copolyesters Spectar™ copolyester Embrace™ copolyester Visualize™ Eastman Aspira™ family of resins Treva™	standard copolyesters premium copolyesters cellulosic biopolymers molecular-recycled copolyesters	S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd. Covestro AG Trinseo S.A. Saudi Basic Industries Corporation	paraxylene ethylene glycol cellulose purified terephthalic acid waste plastics and textiles	consumables (consumer packaging, cosmetics packaging, in-store fixtures and displays) durable goods (consumer housewares and appliances) health and wellness (medical) electronics (displays)
See Exhibit 99.01 for AM segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AM segment by leveraging innovation and technology platforms to develop new and multi-generational products and applications to help facilitate AM segment growth and leverage its manufacturing capacity. The segment continues to expand its portfolio of higher margin products in attractive end-markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for continued future growth. The advanced interlayers product lines, including acoustic and HUD sheet interlayer products, leverage Eastman's global presence to supply industry leading innovations to automotive and architectural end-markets by collaborating with global and large regional customers. In the automotive end-market, the performance films product line has industry leading technologies, recognized brands, and what management believes is one of the largest distribution and dealer networks which, when combined, position Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment's product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets. Additionally, the AM segment is positioned to benefit from Eastman polyesters and acetyl streams sustainability innovations by leveraging molecular recycling technology to enable various waste plastics to be recycled into specialty plastics products marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy".

The AM segment expects to continue to improve its product mix from increased sales of premium products, including Tritan™ copolyester, Tritan™ Renew, Visualize™ material, Saflex™ Q acoustic series, Saflex™ HUD interlayer products, LLumar™, V-KOOL™, and SunTek™ window and protective films.

In 2022, the AM segment:
•achieved key milestones for planned molecular recycling facilities (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity");
•continued adoption of polyester renewal technology for products including, Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear and power tools; and
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

Overview

In the AFP segment, the Company manufactures materials for products in the transportation; personal care and wellness; food, feed, and agriculture; building and construction; water treatment and energy; consumables; and durables and electronics end-markets. Key technology platforms are cellulosic biopolymers, polyester polymers, alkylamine derivatives, and propylene derivatives.

The AFP segment is focused on producing high-value additives that provide critical functionality but which comprise a small percentage of total customer product cost. The segment principally competes on the differentiated performance characteristics of its products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development. A critical element of the AFP segment's success is its close formulation collaboration with customers through advantaged application development capability.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Animal Nutrition
Organic acids and derivatives Choline chloride	organic acid-based solutions	BASF SE Perstorp Holding AB Luxi Chemical Group Balchem Corporation Adisseo	formic acid ethylene oxide propane liquefied natural gas	gut health solutions preservation and hygiene industrial applications
Care Additives
Alkylamine derivatives Organic acids and derivatives Cellulosic biopolymers Adjust™	amine derivative-based building blocks for production of flocculants intermediates for surfactants metam-based soil fumigants thiram and ziram-based fungicides plant growth regulator	BASF SE Dow Inc. Huntsman Corporation Corteva, Inc. Argo-Kanesho Co., Ltd. Bayer AG	alkylamines acrylonitrile alcohols ethylene oxide carbon disulfide ("CS2") caustic soda	water treatment personal and home care pharmaceuticals agriculture crop protection

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Coatings Additives
Polymers cellulosics Tetrashield™ polyesters polyolefins Additives and Solvents Texanol™ Optifilm™ ketones esters glycol ethers oxo alcohols EastaPure™ electronic chemicals	specialty coalescents, specialty solvents, and commodity solvents paint additives and specialty polymers	BASF SE Dow Inc. Oxea Celanese Corporation Alternative Technologies	wood pulp propane propylene
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

Strategy

Management applies Eastman's innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts in end-markets such as transportation, care additives, industrial applications, building and construction, consumables, animal nutrition, durables, and electronics. Management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, Eastman BPA-NI Tetrashield™ protective resins enable metal packaging coatings formulation with a unique balance of durability and flexibility, improving performance, regulatory compliance, shelf life, and consumer safety. Such protective resins can also be used in protective coatings, industrial coatings and automotive coatings. The Company is also developing solutions to address the environmental challenges caused by non-biodegradable microplastics in personal care products by leveraging its world-class biodegradable cellulosic biopolymer technology platform in biodegradable microbeads for personal care application.

In 2022, the AFP segment:
•expanded capacity and capabilities of Eastapure™ electronic solvents for use in manufacturing of semiconductor chips and other electronic applications with extremely low organic and inorganic impurities;
•realized additional production capacity across its Global Alkylamines assets through optimization projects; and
•continued global launch of Fluid Genius™, a patent-pending product that equips end-users with predictive insights to optimize heat transfer fluid performance by leveraging artificial intelligence technology with Eastman expertise to monitor and maximize the life cycle of heat transfer fluids for a myriad of system applications.

In response to market and business conditions, the Company divested its adhesives resins assets and business in 2022. The sale consisted of hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines.

CHEMICAL INTERMEDIATES SEGMENT

Overview

Eastman leverages large scale and vertical integration from the cellulosic biopolymers and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into end-markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals. Key technology platforms include acetyls, oxos, plasticizers, polyesters, and alkylamines.

The CI segment product lines benefit from competitive cost positions primarily resulting from the use of and access to lower cost raw materials, and the Company's scale, technology, and operational excellence. Examples include coal used in the production of cellulosic biopolymers and acetyl stream product lines, propylene and ethylene used in the production of olefin derivative product lines such as oxo alcohols and plasticizers, and ammonia and methanol used to manufacture methylamines. The CI segment also provides superior reliability to customers through its backward integration into readily available raw materials, such as propane, ethane, coal, and propylene. See "Eastman Chemical Company General Information - Manufacturing Streams".

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE US Amines Limited Oxea GmbH Belle Chemical Company	methanol ammonia acetone ethanol butanol	agrochemicals energy consumables water treatment animal nutrition industrial intermediates
Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters	Olefin derivatives, acetyl derivatives, ethylene, commodity solvents	Lyondell Bassell, BASF SE Dow Inc. Oxea Celanese Corporation Lonza Ineos Group Holdings S.A	propane ethane propylene coal natural gas paraxylene metaxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168™ Dioctyl phthalate ("DOP") Benzoflex™ TXIB™ Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Lanxess AG	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)
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

FIBERS SEGMENT

Overview

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic staple fibers and filament yarn for use in apparel, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. The Company is the world's largest producer of acetate yarn and has been in this business for over 85 years.

The Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, internally produced acetate flake supply for Fibers segment's products, a reputation for customer service excellence, and a customer base characterized by strategic long-term customers and end-user relationships. The Company continues to capitalize and build on these strengths to further improve the strategic position of its Fibers segment. To strengthen and stabilize segment earnings, the Company has taken actions such as the establishment of long-term variable pricing in acetate tow customer arrangements and agreements, development of innovative textile and nonwoven applications, and repurposing manufacturing capacity from acetate tow to new products.

The 10 largest Fibers segment customers accounted for approximately 60 percent of the segment's 2022 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.

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

Strategy

Management applies the innovation-driven growth model to the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated coal gasification facility and is the largest and most integrated acetate tow site in the world. The Fibers segment also expects to benefit from Eastman's recently developed carbon renewal technology, which enables the substitution of fossil fuel feedstock with recycled waste content. Products using this technology are marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy". The Company supplies 100 percent of the acetate flake raw material to the manufacturing facility of its acetate tow joint venture in China from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. The Company's focus on innovation has resulted in repurposing some of its acetate tow manufacturing capacity to fibers products for textiles, resulting in increased capacity utilization and lower acetate tow costs.

To meet customers' evolving needs and further improve the Fibers segment's manufacturing process efficiencies, the Company makes use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements.

In 2022, the Fibers segment:
•implemented variable pricing agreements across the acetate tow customer base, driving growth and returning adjusted EBIT margins and cash flow generation to acceptable performance levels;
•commercialized Naia™ staple fiber for spun yarns for apparel and home textiles; and
•announced several high-profile brand adoptions, including a major multinational clothing company; an American retailer of outdoor clothing; and a sustainable women's clothing and accessories designer and manufacturer.

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

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Seasonality

Eastman's earnings are typically higher in the second and third quarters, and cash flows from operations are typically highest in the second half of the year due to seasonal demand based on general economic activity in the Company's key markets as described in "Business Segments". Results in all segments except the Fibers segment are typically weaker in the fourth quarter due to seasonal downturns in key markets.

The coatings additives product line of the AFP segment and the intermediates product line of the CI segment are impacted by the cyclicality of key end products and markets, while other operating segments and product lines are more sensitive to global economic conditions. Eastman is exposed to consumer discretionary end-markets and changes in global consumer spending, particularly in the AM and AFP segments. Supply and demand dynamics determine profitability at different stages of business cycles and global economic conditions affect the length of each cycle.

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

Manufacturing Streams

Integral to Eastman's strategy for growth is leveraging its heritage expertise and innovation in polyester, cellulosic biopolymers and acetyl, alkylamine, and olefins chemistries in key markets, including transportation, building and construction, consumables, and agriculture. For each of these chemistries, Eastman has developed and acquired a combination of assets and technologies that are operated within four manufacturing "streams", combining scale and integration across multiple manufacturing units and sites as a competitive advantage.

•In the polyester stream, the Company begins with paraxylene, ethylene glycol, and integrated feedstocks, converting them through a series of intermediate materials to ultimately produce clear, tough, chemically resistant copolyesters. The Company is enhancing the polyester stream by investing in the multiple plastic-to-plastic polyester renewal facilities to enable various waste plastics to be recycled into high quality, specialty copolyester Renew products. Polyester stream products are converted for end-uses in cosmetics and personal care, medical device, durable goods, and food packaging industries.
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
•In the olefins stream, the Company begins primarily with propane and ethane, which are thermally "cracked" (the process whereby hydrocarbon molecules are broken down and rearranged) into ethylene and propylene in cracking units at its site in Longview, Texas. As a result of modifications completed in 2018, these units also offer flexibility to use refinery-grade propylene ("RGP") as a diversified feedstock to minimize the impact of olefins spread volatility. The Company purchases some additional propylene to supplement cracking unit production. Propylene derivative products are used in a variety of items such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. Ethylene derivative products are converted for end-uses in the food industry, health and beauty products, detergents, and automotive products.

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

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, supply chain disruption, the ongoing COVID-19 coronavirus global pandemic ("COVID-19"), natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have been in the past, and may be in the future, adversely affected by these factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 55 percent in 2022. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Intellectual Property, Trademarks, and Licensing

While Eastman's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular operating segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 800 active United States patents and over 1,400 active foreign patents, expiring at various times over several years, and owns over 4,800 active worldwide trademark applications and registrations. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in Part II, Item 7 of this Annual Report.

The Company pursues opportunities to license proprietary technology to third parties where it has determined that the competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.

Information Security

The Company employs information systems to support its business, enable transformation and deploy digital services. The Company utilizes a risk-based, multi-layered information security approach following the U.S. National Institute of Standards and Technology Cybersecurity Framework, including (a) dedicated security operations center monitoring, (b) network-based and host-based protections, (c) a Privacy Council focused upon adherence to privacy regulations, (d) privilege access management controls, (e) annual and on-going information security training and targeted exercises, (f) encryption of data, backup, recovery, and testing, (g) regular internal and external audits against information security best practices, and (h) benchmarking utilizing external third parties. As with other industry participants, the Company from time to time experiences attempted cyber-attacks of its information systems. None of these attempts have resulted in a material adverse impact on the Company's operations or financial results, any penalties, or settlements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors" in Part II, Item 7 of this Annual Report.

Senior management, including the Chief Information Officer ("CIO"), reviews information security performance and recent cybersecurity industry trends at least quarterly, and at least annually reviews the Company's information security strategy with executive management.

Under the Company's enterprise-wide approach to risk management, cyber security and security of company information is a "high-priority" risk that is reported to and overseen by the Board of Directors. The CIO provides an overview of information security performance and recent cybersecurity industry trends to the Audit Committee of the Board of Directors on a regular basis throughout the year.

Human Capital

To keep solving complex problems and growing its business, the Company must continue to attract, develop, and retain exceptional people ("human capital"), and motivate them to excel. Strong workforce and leadership development, succession management, an inclusive culture that brings out the best in every individual and competitive compensation and benefits are vital to the success of Eastman's innovation-driven growth strategy. The Compensation and Management Development Committee of the Board of Directors oversees workforce and senior management development and the Board of Directors monitors the culture of the Company and leadership quality, morale, and development.

Eastman places a strong emphasis on the health, safety and well-being of employees — both at work and at home. Eastman's "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that employees are operating responsibly, accountably, and safely. In addition to annual process and personal safety performance expectations (see "Executive Compensation" in Part III, Item 11 of this Annual Report), safety and wellness protocols continue to be included for protection against the COVID-19 virus for employees.

The Company's focus on well-being also includes physical, emotional, and financial health of employees and their families, with on-site and on-demand resources such as fitness classes, health coaches, and financial counselors. In 2022, the Company conducted a benefits equity study to better understand the needs of its employees in the current environment. Through this work, the Company continues to explore new ways to make benefits more equitable and inclusive and more attractive in a diverse talent marketplace. The Company also continues to provide global flexibility principles and resources to emphasize the importance of balancing work and personal responsibilities.

Breakthroughs require creativity and unconventional ideas, and that takes diverse perspectives and an environment that empowers everyone to speak their mind and add value, so their ideas can get translated into plans and actions. As Eastman develops new products to meet today's most pressing needs, the Company inspires innovative ideas by making every team member feel valued and empowered to do their best work. Eastman's capacity to innovate and transform depends on its ability to attract and retain the best and brightest talent. Building an inclusive workplace, powered by a diverse global employee population of approximately 14,500 people worldwide is key to promoting innovation and driving results.

The table below shows the percentage of the Company's global employee population by region.

United States and Canada	72%
Europe, Middle East, and Africa	15%
Asia Pacific	10%
Latin America	3%
Total	100%

Eastman's focus on inclusion and diversity transcends race and gender. To execute the growth strategy, the Company needs to attract, develop, and retain people of all backgrounds, cultures, and experiences. Eastman believes transparency is an important part of creating accountability and driving progress. To that end, the Company has set clear goals to achieve gender parity in professional and leadership roles globally and to be an industry leader in racial and ethnic diversity in the United States by 2030. In 2022, the Company's female representation globally was 39 percent in professional level roles, 28 percent in leadership roles, and 25 percent at the executive level. In the United States, the Company's racially and ethnically diverse talent was 14 percent at both professional and leadership levels, and 13 percent at the executive level. The non-employee directors of Eastman's Board of Directors are 30 percent female and 20 percent racially and ethnically diverse. See "Information About our Executive Officers" in Part I of this Annual Report and "Directors, Executive Officers and Corporate Governance"— "Election of Directors" in Part III, Item 10 of this Annual Report for more information.

Eastman Resource Groups ("ERGs") are uniquely positioned to bring the Company's Inclusion & Diversity strategy to life through their insights and access to key populations to make sure every team member feels valued, respected, and able to perform at their full potential. Chaired by a team member and sponsored by a senior executive, each ERG is dedicated to helping its members bridge cultural gaps, grow professionally and maximize business contributions. All Eastman team members are encouraged to join or participate in any or multiple ERGs, either as a member of the target community or as an ally.

Eastman's compensation philosophy, principles and processes are designed to ensure the Company pays competitively in the market for top talent and that the pay is distributed fairly and consistently. An independent third party assesses pay equity each year by comparing pay for people in the same jobs, job levels, and locations. This analysis, which considers gender, race and ethnicity (in the U.S.), performance, tenure, specialty skills, and educational credentials, is completed during the annual compensation review process, when leadership makes pay decisions.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 55 percent of the Company's 2022 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2022.

Compliance With Environmental and Other Government Regulations

The Company is subject to significant and complex governmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance and may, depending on specific facts and circumstances, impact the Company's competitive position. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors -- Legislative, regulatory, or voluntary actions, including associated with physical impacts of climate change, could increase the Company's future health, safety, and environmental compliance costs." in Part II, Item 7 of this Annual Report.) These include health, safety, and environmental laws and regulations; site security regulations; chemical control laws; laws protecting intellectual property; privacy, data sharing and data protection laws; laws regulating energy generation and distribution, such as utilities, pipelines and co-generation facilities; and customs laws and laws regulating import and export of products and technology. As described below, the most significant environmental capital and other expenditures are for compliance with environmental and health and safety laws. In addition to these regulations, compliance with chemical control laws (including the U.S. Toxic Substances Control Act, the U.S. Federal Insecticide, Fungicide, and Rodenticide Act and similar non-U.S. counterparts, and the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") program in the European Union) and laws protecting intellectual property (see "Intellectual Property, Trademarks, and Licensing") have the most impact on the Company's day-to-day operations and competitive position.

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

Eastman's cash expenditures related to environmental protection and improvement were $300 million, $281 million, and $265 million in 2022, 2021, and 2020, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $60 million, $38 million, and $42 million in 2022, 2021, and 2020, respectively.

Health and Safety

Eastman places a strong emphasis on the health, safety and well-being of its employees. Eastman's commitment to a "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that its employees are operating responsibly, accountably, and safely. See "Human Capital". Under the U.S. Occupational Safety and Health Act of 1970, as administered by the Occupational Safety and Health Administration ("OSHA"), some of the Company's operations are subject to workplace standards under OSHA's Process Safety Management program. From time to time, the Company may incur significant capital expenditures to maintain compliance with the requirements of this program.

Available Information - Securities and Exchange Commission ("SEC") Filings

Eastman makes available free of charge, in the Investors section of its Internet website at www.eastman.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 56, is Chair of the Eastman Chemical Company Board of Directors and Chief Executive Officer. Mr. Costa joined the Company in June 2006 as Chief Marketing Officer and leader of corporate strategy and business development; was appointed Executive Vice President, Specialty Plastics and Performance Polymers Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Products and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group, a global management consulting firm. He joined Monitor in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and named Board Chair effective July 2014. Mr. Costa also serves on the Board of Directors of International Flavors & Fragrances Inc.

William T. McLain, Jr., age 50, is Senior Vice President and Chief Financial Officer. Mr. McLain joined Eastman in 2000 and has served in high-level finance and accounting roles throughout the organization in the United States, Asia, and Europe. In 2011, Mr. McLain served as Director, Asia Pacific Finance, and in 2013 was appointed to International Controller. In 2014, Mr. McLain was appointed Corporate Controller until 2016 when he became Vice President of Finance. Prior to Eastman, Mr. McLain worked for the public accounting firm PricewaterhouseCoopers LLP. Mr. McLain was appointed to his current position effective February 2020. Effective January 1, 2023, Mr. McLain assumed responsibility for Human Resources.

Stephen G. Crawford, age 58, is Executive Vice President, Manufacturing and Chief Sustainability Officer, with executive responsibility for global manufacturing and engineering and the corporate sustainability strategy. Mr. Crawford joined Eastman in 1984 and held leadership positions of increasing responsibility in both the manufacturing and technology organizations. From 2007 until January 2014 he served as Vice President of Global R&D in the AM and AFP segments. He was appointed Senior Vice President and Chief Technology Officer effective January 2014, and Senior Vice President, Chief Technology and Sustainability Officer effective October 2019. Mr. Crawford was appointed to his current position effective October 2022.

Brad A. Lich, age 55, is Executive Vice President and Chief Commercial Officer, with responsibility for the AM and Fibers segments as well as leadership of marketing, sales, supply chain, corporate strategy, and regional leadership. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the former CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside-U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Kellye L. Walker, age 56, is Executive Vice President and Chief Legal Officer. Ms. Walker has overall leadership responsibility for Eastman's legal organization, including corporate governance, compliance and litigation management, as well as government affairs, product stewardship and regulatory affairs, global business conduct, global trade, global security, and the Company's global health, safety and environment organization. Before joining Eastman, Ms. Walker served as executive vice president and chief legal officer of Huntington Ingalls Industries. Prior to that, Ms. Walker's work experience includes serving as general counsel or chief legal officer at American Water Works Company, Diageo North America, and BJ's Wholesale Club. Ms. Walker was appointed to her current position effective April 2020.

Christopher M. Killian, age 53, is Senior Vice President and Chief Technology Officer. Dr. Killian has responsibility for Eastman's global technology organization. Prior to this position he served as Vice President, Technology for the AFP and CI segments, and Corporate Technology and Vice President of Technology for the AM segment. Dr. Killian joined Eastman in 1996 as a research chemist. During his career at Eastman, he has held various leadership positions in technology and the business including Director, Tritan Growth Platform early in his career. Dr. Killian was appointed to his current position effective June 2021.

Julie A. McAlindon, age 55, is Senior Vice President, Regions and Chief Supply Chain Officer. Ms. McAlindon has responsibility for overseeing supply chain, sourcing and procurement, and regional leadership outside of North America. Ms. McAlindon also leads the transformation of Eastman, building the capabilities and culture required to support Eastman's strategy. Prior to this role, Ms. McAlindon was Chief Procurement Officer and Vice President, Transformation. Ms. McAlindon joined Eastman in 2016. Before joining Eastman, Ms. McAlindon was with Avient Corporation (formerly PolyOne) as senior vice president, designed structures and solutions; and vice president of marketing. Prior to that, Ms. McAlindon's work experience includes a variety of leadership positions with The Dow Chemical Company. Ms. McAlindon was appointed to her current position effective June 2021.

Travis Smith, age 49, is Senior Vice President with responsibility for the AFP segment. Mr. Smith joined the Company in December 1992 as a chemical engineer and has held various positions of increasing responsibility within manufacturing, the chemicals business, corporate innovation, specialty plastics, and advance materials during his career at Eastman. Mr. Smith assumed the position of Vice President and General Manager, Performance Films in July 2012 and for both Performance Films and Advance Interlayers in April 2018. Mr. Smith was appointed to his current position effective October 2022.

Michelle R. Stewart, age 51, is Vice President, Corporate Controller and Chief Accounting Officer. Since joining Eastman in 1995, Ms. Stewart has served in a number of positions with increasing responsibility in the financial organization. Prior to joining Eastman, Ms. Stewart was an auditor with KPMG Peat Marwick. Ms. Stewart was appointed to her current position effective October 2021.

ITEM 2.PROPERTIES

At December 31, 2022, Eastman owned or operated 35 manufacturing facilities and had equity interests in two manufacturing joint ventures in a total of 12 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Shanghai, China; Rotterdam, the Netherlands; Singapore; and Zug, Switzerland.

The locations and general character of the Company's manufacturing facilities are:

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

USA
Alvin, Texas (1)		x
Anniston, Alabama		x
Axton, Virginia	x
Chestertown, Maryland			x
Columbia, South Carolina (1)	x
Fieldale, Virginia	x
Kingsport, Tennessee	x	x	x	x
Linden, New Jersey		x
Longview, Texas	x	x	x
Martinsville, Virginia	x
Pace, Florida (2)		x	x
Springfield, Massachusetts	x
St. Gabriel, Louisiana		x	x
Sun Prairie, Wisconsin	x
Texas City, Texas			x
Watertown, New York				x
Europe
Antwerp, Belgium (1)	x
Ghent, Belgium (3)	x	x	x
Kohtla-Järve, Estonia		x	x
Oulu, Finland (2)		x
Dresden, Germany	x
Leuna, Germany		x	x
Marl, Germany (2)		x
Avila, Spain		x
Newport, Wales	x	x
(1)Eastman is a guest under an operating agreement with a third party that operates its manufacturing facilities at the site.
(2)Eastman leases from a third party and operates the site.
(3)Eastman has more than one manufacturing facility at this location.

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

Asia Pacific
Nanjing, China		x	x
Suzhou, China (1)(2)(3)	x	x
Wuhan, China (4)			x
Zibo, China (5)		x	x
Ulsan, Korea (6)				x
Kuantan, Malaysia (1)	x
Latin America
Mauá, Brazil			x
Santo Toribio, Mexico	x
(1)Eastman leases from a third party and operates the site.
(2)Eastman has more than one manufacturing facility at this location.
(3)Eastman holds a 60 percent share of Solutia Therminol Co., Ltd. Suzhou in the AFP segment.
(4)Eastman holds a 51 percent share of Eastman Specialties Wuhan Youji Chemical Co., Ltd.
(5)Eastman holds a 51 percent share of Qilu Eastman Specialty Chemical, Ltd.
(6)Eastman holds an 80 percent share of Eastman Fibers Korea Limited.

Eastman has 50 percent or less ownership in joint ventures that have manufacturing facilities at the following locations:

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

Asia Pacific
Hefei, China				x
Shenzhen, China	x
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

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI's Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Even though the Company sold the Jefferson Hills facility on April 1, 2022 as part of its previously reported sale of the adhesives resins business, it retained responsibility for any civil penalty assessed by EPA and PADEP in this matter. Following receipt of the proposed Consent Decree, ECRI and Company representatives met on multiple occasions with EPA and PADEP representatives and vigorously defended against these allegations. The parties have now reached a tentative settlement of this matter. The ultimate resolution of this proceeding is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows.

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

As of December 31, 2022, there were 118,796,867 shares of Eastman's common stock issued and outstanding, which shares were held by 11,486 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -Securities Authorized for Issuance Under Equity Compensation Plans" in Part III, Item 12 of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2022, a total of 6,743,883 shares have been repurchased under the 2021 authorization for $635 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

During 2022, the Company repurchased 10,710,259 shares of common stock for $1,102 million, which included $100 million from the settlement of the 2021 ASR.

For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
October 1-31, 2022	—	$—	—	$1.965	billion
November 1-30, 2022	611,452	$82.68	611,452	$1.915	billion
December 1-31, 2022	592,863	$84.33	592,863	$1.865	billion
Total	1,204,315	$83.56	1,204,315
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this "Annual Report"). All references to earnings per share ("EPS") contained in this report are to diluted EPS unless otherwise noted. EBIT is the GAAP measure earnings before interest and taxes. For a discussion of the year ended December 31, 2021, compared to the year ended December 31, 2020, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item. 7 of Eastman's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of properties and equipment and the review of definite-lived intangible assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the fair value. The Company's assumptions to estimate cash flows in the evaluation of impairment related to long-lived assets are subject to change and impairments may be required in the future. If estimates of fair value less costs to sell are decreased, the carrying amount of the related asset is reduced, resulting in a charge to earnings.

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

An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company uses an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill for each reporting unit for impairment. Key assumptions and estimates used in the Company's 2022 goodwill impairment testing included projections of revenues and EBIT determined using the Company's annual multi-year strategic plan, the estimated weighted average cost of capital ("WACC"), and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair values of reporting units. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future estimates of fair value.

The Company had $3.7 billion of goodwill as of December 31, 2022. As a result of the goodwill impairment testing performed during fourth quarter 2022, fair values were determined to exceed the carrying values for each reporting unit tested. Declines in market conditions or forecasted revenue and EBIT could result in a future impairment of goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, consisting primarily of tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company elected to perform a qualitative impairment assessment of indefinite-lived intangible assets in 2022. The qualitative assessment did not identify indicators of impairment, and it was determined that it is more likely than not the fair value of indefinite-lived intangible assets was greater than their carrying value. When a quantitative impairment assessment is performed, the Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets for potential impairment. The estimated fair value of tradenames is determined based on projections of revenue and an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The Company had $359 million in indefinite-lived intangible assets at December 31, 2022. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2022. Declines in market conditions or forecasted revenue could result in impairment of indefinite-lived intangible assets.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of events which might require additional testing before the next annual impairment test and could result in material impairment charges.

For additional information related to impairment of long-lived assets, see Note 1, "Significant Accounting Policies", Note 4, "Properties and Accumulated Depreciation", Note 5, "Goodwill and Other Intangible Assets", and Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Environmental Costs

Eastman recognizes environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company recognizes the minimum undiscounted amount. This undiscounted amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $245 million to the maximum of $457 million at December 31, 2022. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at December 31, 2022.

For additional information, see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefit plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 5.58 percent and 4.27 percent, respectively, and weighted average expected returns on plan assets of 6.62 percent and 3.86 percent, respectively, at December 31, 2022. The Company assumed a weighted average discount rate of 5.55 percent for its other postretirement benefit plans at December 31, 2022. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The projected benefit obligation as of December 31, 2022 and expense for 2023 are affected by year-end 2022 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2023 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2022 Projected Benefit Obligation for Pension Plans		Impact on 2023 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2022 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	$-1 Million	$+32 Million	$+22 Million	$-1 Million	$+10 Million
25 basis point increase in discount rate	$+1 Million	$-31 Million	$-20 Million	$+1 Million	$-10 Million
25 basis point decrease in expected return on plan assets	$+4 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	$-4 Million	No Impact	No Impact	<-$0.5 Million	No Impact

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

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's Consolidated Statements of Financial Position are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income and domestic and foreign taxes, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statements of financial position. As of December 31, 2022, valuation allowances of $258 million have been provided against the deferred tax assets.

The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and management judgment. Eastman's income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments which could result in additional income tax liabilities and income tax expense. Income tax expense could be materially impacted to the extent the Company prevails in a tax position or when the statute of limitations expires for a tax position for which a liability for unrecognized tax benefits, or to the extent payments are required in excess of the established liability for unrecognized tax benefits.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Use of Non-GAAP Financial Measures

Non-Core Items and any Unusual or Non-Recurring Items Excluded from Non-GAAP Earnings

In addition to evaluating Eastman's financial condition, results of operations, liquidity, and cash flows as reported in accordance with GAAP, management evaluates Company and operating segment performance, and makes resource allocation and performance evaluation decisions, excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature.

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closure, or shutdowns of businesses or assets, financing transaction costs, environmental costs related to previously divested businesses or non-operational sites and product lines, and mark-to-market losses or gains for pension and other postretirement benefit plans.
•In 2022, the Company recognized unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

•In 2021, the Company decreased the provision for income taxes due to adjustment of the amount recognized in prior years resulting from the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). As with the prior years' item to which this relates, management considers this decrease unusual because of the infrequent nature of the underlying change in tax law and resulting impacts on earnings.

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
•Adjustments to contingent considerations;
•Accelerated depreciation resulting from the closure of a manufacturing facility as part of site optimization; and
•Early debt extinguishment costs.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Annual Report:

•Steam line incident costs, net of insurance proceeds, and
•Decrease to the provision for income taxes due to adjustment of the amount recognized in prior years as a result of the Tax Reform Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Annual Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings

(Dollars in millions)	2022	2021
Non-core items impacting EBIT:
Mark-to-market pension and other postretirement benefits loss (gain), net	$19	$(267)
Asset impairments and restructuring charges, net	52	47
Environmental and other costs	15	—
Loss on divested businesses and related transaction costs	61	570
Adjustments to contingent considerations	(6)	—
Accelerated depreciation	—	4
Unusual item impacting EBIT:
Steam line incident costs, net of insurance proceeds	39	—
Total non-core and unusual items impacting EBIT	180	354
Non-core item impacting earnings before income taxes:
Early debt extinguishment	—	1
Total non-core item impacting earnings before income taxes	—	1
Less: Items impacting provision for income taxes:
Tax effect for non-core and unusual items	(11)	(16)
Adjustments from tax law changes	—	15
Total items impacting provision for income taxes	(11)	(1)
Total items impacting net earnings attributable to Eastman	$191	$356

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Below is the calculation of the "Other components of post-employment (benefit) cost, net" that are not included in the above non-core item "mark-to-market pension and other postretirement benefits loss (gain), net" and that are included in the non-GAAP results.

(Dollars in millions)	2022	2021
Other components of post-employment (benefit) cost, net	$(101)	$(412)
Service cost	36	45
Net periodic benefit (credit) cost	(65)	(367)
Less: Mark-to-market pension and other postretirement benefits loss (gain), net	19	(267)
Components of post-employment (benefit) cost, net included in non-GAAP earnings measures	$(84)	$(100)

Below is the calculation of the MTM pension and other post-retirement benefits (gain) loss disclosed above.

(Dollars in millions)	2022		2021
Actual return and percentage of return on assets	$(582)	(23)%	$278	10%
Less: expected return on assets	163	6%	168	6%
Mark-to-market (loss) gain on assets	(745)		110
Actuarial gain (1)	719		157
Curtailment gain (2)	7		—
Total mark-to-market (loss) gain	$(19)		$267
Global weighted-average assumed discount rate for year ended December 31:	5.27%		2.52%
(1)Actuarial gain resulted primarily from the change in discount rates from the prior year and changes in other actuarial assumptions.
(2)Curtailment gain in a Non U.S. pension plan was triggered by the sale of the adhesives resins business. The Company retained certain plan participants while the status of the participants changed. The curtailment includes $3 million reduction in the pension benefit obligation and $4 million of prior service credits recognized.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Non-GAAP Financial Measures

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, management may occasionally evaluate and disclose to investors and securities analysts the non-GAAP measure cash provided by or used in operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by or used in operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by or used in operating activities because it believes it is an appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core and unusual activities and decisions of management that it considers not core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors, securities analysts, credit analysts and rating agencies, and lenders to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

From time to time, Eastman may evaluate and disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as net cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment). In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization, and "free cash flow conversion", which management defines as annual free cash flow divided by adjusted net income. Management believes these metrics can be useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extends the level of differentiation afforded by its world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles and nonwovens, animal nutrition, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow from operations.

The Company generated sales revenue of $10.6 billion and $10.5 billion for 2022 and 2021, respectively. EBIT was $1.2 billion and $1.3 billion in 2022 and 2021, respectively. Excluding the non-core and unusual items referenced in "Non-GAAP Financial Measures", adjusted EBIT was $1.3 billion and $1.6 billion in 2022 and 2021, respectively.

Sales revenue in 2022 compared to 2021 was relatively unchanged as higher selling prices, resulting from higher raw material, energy, and distribution prices, were mostly offset by lower sales volume. Sales volume was lower due to an unfavorable impact from divested businesses and limited product availability in the first nine months of the year resulting from unplanned outages. The Company experienced significantly lower end-market demand and customer inventory destocking, mostly in fourth quarter 2022. Adjusted EBIT decreased in 2022 compared to 2021 primarily due to lower sales volume; higher manufacturing costs resulting from planned and unplanned outages; an unfavorable shift in foreign currency exchanges rates; and continued investment in growth. These factors were partially offset by higher selling prices, net of higher raw material and energy costs, and distribution costs, as well as lower SG&A costs, primarily due to variable compensation costs.

On January 31, 2022, the Company had an incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Consistent with Eastman's safety processes, all manufacturing operations at the site were safely shut down following the incident. All impacted areas of the manufacturing facility were operational as of March 31, 2022. The primary impacted area was specialty copolyesters in the AM segment. The Fibers segment was also modestly impacted. Incremental costs, net of insurance proceeds, of $39 million for 2022, primarily related to the repair of damaged infrastructure, were excluded from the Company's adjusted EBIT.

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

On April 1, 2022, the Company completed the sale of the adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment ("adhesives resins").

For additional information on the sales of the rubber additives business and the adhesive resins business, see Note 2, "Divestitures", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net earnings and EPS and adjusted net earnings and EPS were as follows:

	2022		2021
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$793	$6.35	$857	$6.25
Total non-core and unusual items, net of tax	191	1.53	356	2.60
Net earnings attributable to Eastman excluding non-core and unusual items	$984	$7.88	$1,213	$8.85

The Company generated $975 million and $1.6 billion of cash from operating activities in 2022 and 2021, respectively.

RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

Sales

(Dollars in millions)	2022	2021	Change
Sales	$10,580	$10,476	1%
Volume / product mix effect			(3)%
Price effect			14%
Exchange rate effect			(2)%
Divested business effect (1)			(8)%
(1)Contribution to sales revenue of businesses divested which are not in 2022 comparable periods.

Sales revenue increased as a result of increases in all operating segments. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

Gross Profit

(Dollars in millions)	2022	2021	Change
Gross profit	$2,137	$2,500	(15)%
Steam line incident costs, net of insurance proceeds	39	—
Accelerated depreciation	—	4
Gross profit excluding non-core and unusual items	$2,176	$2,504	(13)%

Gross profit in 2022 included incremental costs, net of insurance proceeds, from the steam line incident. Gross profit in 2021 included accelerated depreciation resulting from the closure of an advanced interlayers manufacturing facility in North America in the AM segment as part of site optimization actions.

Excluding these non-core and unusual items, gross profit decreased as a result of decreases in all operating segments, except the AFP segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

(Dollars in millions)	2022	2021	Change
Selling, general and administrative expenses	$726	$795	(9)%
Transaction costs	(18)	(18)
Selling, general and administrative expenses excluding non-core items	$708	$777	(9)%

SG&A expenses in 2022 and 2021 included transaction costs for the divestitures of rubber additives and adhesives resins which were not allocated to an operating segment and reported in "Other".

Excluding the non-core item mentioned above, SG&A expenses decreased primarily as a result of lower variable compensation costs partially offset by higher growth initiative costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and Development Expenses

(Dollars in millions)	2022	2021	Change
Research and development expenses	$264	$254	4%

R&D expenses increased primarily due to higher spend for growth investment, primarily in the AM and AFP segments including methanolysis and other circular economy initiatives.

Asset Impairments and Restructuring Charges, Net

	For years ended December 31,
(Dollars in millions)	2022	2021
Tangible Asset Impairments
CI & AFP - Singapore	$—	$3
Site optimizations
Other - Tire additives	—	12
AM - Advanced interlayers	—	1
	—	16
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
AM - Advanced interlayers	16	—
Other - Tire additives	(1)	—
AFP - Animal nutrition	—	(1)
	15	(1)
Severance Charges
Cost reduction actions	22	1
Site optimizations
AM - Advanced interlayers	—	1
AM - Performance films	1	—
Fibers - Acetate Yarn	7	—
	30	2
Other Restructuring Costs
CI & AFP - Singapore	3	17
Site optimizations
Other - Tire additives	—	6
AM - Advanced interlayers	2	5
AM - Performance films	—	2
Fibers - Acetate Yarn	2	—
	7	30

Total	$52	$47

For detailed information regarding asset impairments and restructuring charges, net see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Components of Post-employment (Benefit) Cost, Net

(Dollars in millions)	2022	2021	Change
Other components of post-employment (benefit) cost, net	$(101)	$(412)	(75)%
Mark-to-market pension and other postretirement benefit gain (loss), net	(19)	267
Other components of post-employment (benefit) cost, net excluding non-core item	$(120)	$(145)	(17)%

For more information regarding "Other components of post-employment (benefit) cost, net" see Note 1, "Significant Accounting Policies", and Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2022	2021
Foreign exchange transaction losses (gains), net	$16	$10
(Income) loss from equity investments and other investment (gains) losses, net	(19)	(16)
Other, net	(3)	(11)
Other (income) charges, net	$(6)	$(17)
Environmental and other costs	(15)	—
Adjustments to contingent considerations	6	—
Other (income) charges, net excluding non-core items	$(15)	$(17)

For more information regarding components of foreign exchange transaction losses, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Earnings Before Interest and Taxes

(Dollars in millions)	2022	2021	Change
EBIT	$1,159	$1,281	(10)%
Mark-to-market pension and other postretirement benefit loss (gain), net	19	(267)
Steam line incident costs, net of insurance proceeds	39	—
Asset impairments and restructuring charges, net	52	47
Loss on divested businesses and related transaction costs	61	570
Accelerated depreciation	—	4
Environmental and other costs	15	—
Adjustments to contingent considerations	(6)	—
EBIT excluding non-core and unusual items	$1,339	$1,635	(18)%

For more information regarding items that impact EBIT, see "Overview", and items described above in "Results of Operations".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Expense

(Dollars in millions)	2022	2021	Change
Gross interest expense	$197	$206
Less: Capitalized interest	9	5
Interest Expense	188	201
Less: Interest income	6	3
Net interest expense	$182	$198	(8)%

Net interest expense decreased in 2022 compared to 2021 primarily as a result of lower total borrowings.

Early Debt Extinguishment Costs

In 2022, the Company repaid the 3.6% notes due August 2022, of which $550 million was repaid in second quarter 2022 primarily from the proceeds of a $500 million five-year term loan agreement (the "2027 Term Loan") and $200 million was repaid in third quarter 2022 using available cash. There were no debt extinguishment costs associated with the repayment of this debt.

In 2021, the Company amended and restated the $1.50 billion revolving credit agreement (the "Credit Facility"). This resulted in a charge of $1 million for early debt extinguishment costs which was attributable to unamortized fees.

For additional information regarding the early debt extinguishment costs, see Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Provision for Income Taxes

(Dollars in millions)	2022		2021
	$	%	$	%
Provision for income taxes and effective tax rate	$181	19%	$215	20%
Tax provision for non-core and unusual items (1)	(11)		(16)
Adjustments from tax law changes	—		15
Adjusted provision for income taxes and effective tax rate	$170	15%	$214	15%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

The 2022 provision for income taxes include a $32 million decrease related to the release of a state valuation allowance and a $37 million increase to reflect the tax implications of the business divestitures, including an increase related to non-deductible losses.

The 2021 provision for income taxes included a $78 million decrease primarily related to previously unrecognized tax positions resulting from finalization of prior years' income tax audits, partially offset by current year increases. Additionally, the 2021 provision for income taxes included impacts of the divestiture of rubber additives, including an increase related to non-deductible losses partially offset by a decrease from the revaluation of deferred tax liabilities.

For more information, see Note 8, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2022		2021
(Dollars in millions, except per share amounts)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$793	$6.35	$857	$6.25
Non-core items, net of tax: (1)
Mark-to-market pension and other postretirement benefit loss (gain), net	14	0.12	(202)	(1.46)
Accelerated depreciation	—	—	3	0.02
Asset impairments and restructuring charges, net	48	0.39	39	0.28
Environmental and other costs	11	0.09	—	—
Loss on divested businesses and related transaction costs	93	0.74	530	3.86
Early debt extinguishment costs	—	—	1	0.01
Adjustments to contingent considerations	(4)	(0.04)	—	—
Unusual items, net of tax: (1)
Steam line incident costs, net of insurance proceeds	29	0.23	—	—
Adjustments from tax law changes	—	—	(15)	(0.11)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$984	$7.88	$1,213	$8.85
(1)The provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see "Business - Business Segments" in Part I, Item 1 of this Annual Report and Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and the recasted financial information for the AFP segment and "Other" in Part II, Item 5, "Other Information" of the Quarterly Report on Form 10-Q for first quarter 2022.

Advanced Materials Segment
			Change
(Dollars in millions)	2022	2021	$	%

Sales	$3,207	$3,027	$180	6%
Volume / product mix effect			(127)	(4)%
Price effect			391	13%
Exchange rate effect			(84)	(3)%

EBIT	$376	$519	$(143)	(28)%
Asset impairments and restructuring charges, net	19	9	10
Accelerated depreciation	—	4	(4)
EBIT excluding non-core items	395	532	(137)	(26)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales revenue increased in 2022 compared to 2021 primarily due to higher selling prices partially offset by lower sales volume and an unfavorable shift in foreign currency exchange rates. Higher selling prices across all product lines were due to higher raw material, energy, and distribution prices. Lower sales volume was due to reduced demand and significant destocking attributed to global economic uncertainty in consumer durables and building and construction end-markets, primarily in fourth quarter 2022, as well as planned and unplanned outages. The lower sales volume was partially offset by favorable product mix due to increased sales of premium products in the advanced interlayers and specialty plastics product lines.
EBIT in 2022 and 2021 included asset impairment and restructuring charges, net, and in 2021 included accelerated depreciation. For more information regarding asset impairments and restructuring charges see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT decreased primarily due to: $79 million of lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization and costs from planned and unplanned outages; $34 million of an unfavorable shift in foreign exchange rates; and $14 million of higher growth spending.
Initiatives
In 2022, the AM segment:
•achieved key milestones for planned molecular recycling facilities (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity" in Part I, Item 1 of this Annual Report);
•continued adoption of polyester renewal technology for products including, Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear and power tools; and
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications.

Additives & Functional Products Segment
			Change
(Dollars in millions)	2022	2021	$	%

Sales	$3,165	$2,708	$457	17%
Volume / product mix effect			71	3%
Price effect			490	18%
Exchange rate effect			(104)	(4)%

EBIT	$483	$448	$35	8%
Asset impairments and restructuring charges, net	—	4	(4)
EBIT excluding non-core item	483	452	31	7%

Sales revenue increased in 2022 compared to 2021 primarily due to higher selling prices and higher sales volume, partially offset by an unfavorable shift in foreign currency exchange rates. Higher selling prices were due to strong demand across several key end-markets. Cost pass-through contracts represented approximately 45 percent of the selling price increase in 2022. The increase in sales volume due to growth in care additives and animal nutrition product lines was mostly offset by a decline in building and construction and industrial end-markets primarily attributed to deceleration of demand and customer inventory destocking in fourth quarter 2022 attributed to global economic uncertainty.
EBIT in 2021 included asset impairments and restructuring charges, net. For more information regarding asset impairments and restructuring charges see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT increased in 2022 compared to 2021 primarily due to: $49 million higher selling prices, net of higher raw material and energy costs, and higher distribution costs; lower SG&A costs partially offset by higher R&D costs, totaling $10 million; $14 million unfavorable shift in foreign currency exchange rates; and $9 million of higher manufacturing costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Initiatives
In 2022, the AFP segment:
•expanded capacity and capabilities of Eastapure™ electronic solvents for use in manufacturing of semiconductor chips and other electronic applications with extremely low organic and inorganic impurities;
•realized additional production capacity across its Global Alkylamines assets through optimization projects; and
•continued global launch of Fluid Genius™, a patent-pending product that equips end-users with predictive insights to optimize heat transfer fluid performance by leveraging artificial intelligence technology with Eastman expertise to monitor and maximize the life cycle of heat transfer fluids for a myriad of system applications.

Chemical Intermediates Segment
			Change
(Dollars in millions)	2022	2021	$	%

Sales	$3,026	$2,849	$177	6%
Volume / product mix effect			(238)	(8)%
Price effect			462	16%
Exchange rate effect			(47)	(2)%

EBIT	$409	$445	$(36)	(8)%
Asset impairments and restructuring charges, net	3	16	(13)
EBIT excluding non-core item	412	461	(49)	(11)%
Sales revenue increased in 2022 compared to 2021 primarily due to higher selling prices, resulting from higher raw material, energy, and distribution prices, as well as constrained market conditions. This increase was partially offset by lower sales volume and an unfavorable shift in foreign currency exchange rates. The decrease in sales volume, primarily in plasticizers, which was partially offset by demand growth in the agriculture end-market for functional amines, was broadened in fourth quarter 2022 due to slowing demand in the building and construction and industrial end-markets, primarily attributed to deceleration of demand and customer inventory destocking related to global economic uncertainty.
EBIT in 2022 and 2021 included asset impairment and restructuring charges, net. For more information regarding asset impairments and restructuring charges see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT decreased in 2022 compared to 2021 primarily due to $121 million lower sales volume and higher manufacturing costs partially offset by $60 million higher selling prices, net of higher raw material and energy costs, and higher distribution costs, and $31 million lower SG&A costs. In addition, there was a $14 million unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
(Dollars in millions)			Change
	2022	2021	$	%

Sales	$1,022	$900	$122	14%
Volume / product mix effect			(10)	(1)%
Price effect			139	15%
Exchange rate effect			(7)	—%

EBIT	$131	$142	$(11)	(8)%
Asset impairments and restructuring charges, net	9	—	9
EBIT excluding non-core item	140	142	(2)	(1)%
Sales revenue increased in 2022 compared to 2021 primarily due to higher selling prices across the segment due to higher raw material, energy, and distribution prices.
EBIT in 2022 included asset impairment and restructuring charges, net. For more information regarding asset impairments and restructuring charges see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding the non-core item, EBIT was relatively unchanged as higher selling prices, net of higher raw material and energy costs, and higher distribution costs, were offset by higher manufacturing costs resulting from planned and unplanned outages.
Initiatives
In 2022, the Fibers segment:
•implemented variable pricing agreements across the acetate tow customer base, driving growth and returning adjusted EBIT margins and cash flow generation to acceptable performance levels;
•commercialized Naia™ staple fiber for spun yarns for apparel and home textiles; and
•announced several high-profile brand adoptions, including a major multinational clothing company; an American retailer of outdoor clothing; and a sustainable women's clothing and accessories designer and manufacturer.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other
(Dollars in millions)	2022	2021
Sales	$160	$992

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(196)	$(49)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	70	375
Asset impairments and restructuring charges, net	(21)	(18)
Net gain (loss) on divested businesses and related transaction costs	(61)	(570)
Steam line incident costs, net of insurance proceeds	(39)	—
Other income (charges), net not allocated to operating segments	7	(11)
Loss before interest and taxes	$(240)	$(273)
Asset impairments and restructuring charges, net	21	18
Loss on divested businesses and related transaction costs	61	570
Steam line incident costs, net of insurance proceeds	39	—
Environmental and other costs	15	—
Mark-to-market pension and other postretirement benefits (gain) loss, net	19	(267)
Adjustments to contingent considerations	(6)	—
Earnings (loss) before interest and taxes excluding non-core and unusual items	(91)	48

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

Costs related to growth initiatives, including circular economy, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". In 2022, the Company recognized costs, net of insurance proceeds from the steam line incident, environmental and other costs from previously divested or non-operational sites, and adjustments to contingent considerations. In 2022 and 2021, the Company recognized severance and related costs as part of business improvement and cost reduction initiatives. For more information regarding asset impairments and restructuring charges and debt extinguishment costs see Note 16, "Asset Impairments and Restructuring Charges, Net" and Note 9, "Borrowings", respectively, to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change
(Dollars in millions)	2022	2021	$	%
United States and Canada	$4,738	$4,578	$160	3%
Europe, Middle East, and Africa	2,783	2,735	48	2%
Asia Pacific	2,443	2,549	(106)	(4)%
Latin America	616	614	2	—%
Total	$10,580	$10,476	$104	1%
Sales revenue increased 1 percent due to increases in sales revenue across all regions, except Asia Pacific. Higher sales revenue was primarily due to higher selling prices (up 14 percent) partially offset by lower sales volume (down 11 percent, including the impact from divested businesses) and an unfavorable shift in foreign currency exchange rates (down 2 percent). The most significant increase in sales revenue occurred in the United States and Canada, primarily due to higher selling prices across all operating segments partially offset by lower sales volume from the divested businesses.
See Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for segment sales revenues by customer location.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2022	2021
Cash and cash equivalents	$493	$459

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

	For years ended December 31,
(Dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$975	$1,619
Investing activities	392	(29)
Financing activities	(1,321)	(1,690)
Effect of exchange rate changes on cash and cash equivalents	(12)	(5)
Net change in cash and cash equivalents	34	(105)
Cash and cash equivalents at beginning of period	459	564
Cash and cash equivalents at end of period	$493	$459

Cash provided by operating activities decreased $644 million due to lower net earnings adjusted for both loss on divested businesses and mark-to-market pension and other postretirement benefit plans (gain) loss, net, as well as higher variable compensation payout. The use of cash in working capital also increased, driven by higher inventory due to continued inflationary pressures and lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash provided by investing activities was $392 million in 2022 compared with cash used in investing activities of $29 million in 2021 primarily due to proceeds from the sale of the adhesives resins business in 2022 greater than proceeds from the sale of the tire additives business in 2021. In addition, 2021 included cash used for acquisitions in the AFP and AM segments.

Cash used in financing activities decreased $369 million primarily due to proceeds from borrowings including net increase in commercial paper partially offset by repayment of borrowings.

Working Capital Management

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with the Company's past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amount of receivables sold in 2022 and 2021 were $2.5 billion and $1.2 billion, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under service agreements, the Company estimates that $402 million and $239 million of these receivables would have been outstanding as of December 31, 2022 and 2021, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

Eastman has debt and other commitments for debt securities, credit facilities, interest payable, purchase obligations, operating leases, and other liabilities. A summary of the Company's debt and other commitment obligations as of December 31, 2022 for each of the next five years and beyond is included in Note 12, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

At December 31, 2022, Eastman's borrowings totaled approximately $5.2 billion with various maturities. In second quarter 2022, the Company repaid $550 million of the 3.6% notes due August 2022. In third quarter 2022, the Company repaid the remaining $200 million principal of the 3.6% notes due August 2022 using available cash. In fourth quarter 2021, the Company repaid the 3.5% notes due December 2021 ($300 million principal) using available cash. For information about debt and related interest, see Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

For information about purchase obligations and operating leases, see Note 12, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2028 and beyond" line item.

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

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See "Environmental Costs" in Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, and see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for more information regarding outstanding environmental matters and asset retirement obligations.

Credit Facility, Term Loan, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan") and used the proceeds from the 2027 Term Loan to pay down $500 million of the 3.6% notes due August 2022. The 2027 Term Loan had a variable interest rate of 5.55% as of December 31, 2022.

In January 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. Borrowings under the 2024 Term Loan are subject to interest at varying spreads above quoted market rates. The 2024 Term Loan contains the same customary covenants and events of default, including maintenance of certain financial ratios, as the Credit Facility, with payment of customary fees.

The Credit Facility and 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at December 31, 2022. The total amount of available borrowings under the Credit Facility was $1.50 billion as of December 31, 2022. For additional information regarding financial covenants under the Credit Facility, see Section 5.03 of the Credit Facility at Exhibit 10.01 to the Company's Current Report on Form 8-K dated April 30, 2020.

See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Debt

	December 31,	December 31,
(Dollars in millions)	2022	2021
Total borrowings	$5,151	$5,159
Less: Cash and cash equivalents	493	459
Net debt (1)	$4,658	$4,700

(1)Includes a non-cash decrease from foreign currency exchange rates of $85 million and $113 million in 2022 and 2021, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Expenditures

Capital expenditures were $611 million and $555 million in 2022 and 2021, respectively. Capital expenditures in 2022 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects.

The Company expects that 2023 capital spending will be approximately $700 million to $800 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility and the Tritan™ capacity expansion, both in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects.

The Company had capital expenditures related to environmental protection and improvement of approximately $60 million and $38 million in 2022 and 2021, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

Dividends and Stock Repurchases

In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2022, a total of 6,743,883 shares have been repurchased under the 2021 authorization for $635 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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
During 2022, the Company repurchased 10,710,259 shares of common stock for $1,102 million, which included $100 million from the settlement of the 2021 ASR.

The Board of Directors has declared a cash dividend of $0.79 per share during the first quarter of 2023, payable on April 10, 2023 to stockholders of record on March 15, 2023. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

INFLATION

In 2022, the Company experienced rapid, broad-based inflation across its portfolio, including higher raw material and energy costs and higher distribution costs. The cost of raw materials is generally based on market prices, although derivative financial instruments are utilized, as appropriate, to mitigate short-term market price fluctuations. Management expects the volatility of raw material and energy costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects. For additional information, see "Risk Factors" and "Summary by Operating Segments" in this MD&A, and Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8, of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
RISK FACTORS

In addition to factors described elsewhere in this Annual Report, the following are the material known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements made in this Annual Report and elsewhere from time to time. See "Forward-Looking Statements". The risks described below should be carefully considered, some of which have manifested and any of which may occur in the future, in addition to the other information contained in this Annual Report before making an investment decision with respect to any of the Company's securities. The following risk factors are not necessarily presented in the order of importance. In addition, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. This and other related disclosures made by the Company in this Annual Report, and elsewhere from time to time, represent management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission, in Company press releases, or in other public Company presentations) on related subjects.

Risks Related to Global Economy and Industry Conditions

Continued uncertain conditions in the global economy, labor market, and financial markets could negatively impact the Company.

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, as a company which operates and sells products worldwide, uncertainty in the global economy, labor market, and capital markets (including impacts from inflation, higher interest rates, the continuing COVID-19 pandemic and subsequent changes and disruptions in business, political, and economic conditions) have impacted and may adversely impact demand for and the costs of certain Eastman products and accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Both domestic and international markets experienced significant inflationary pressures in 2022 and inflation rates in the U.S., as well as in other countries in which the Company operates, are currently expected to continue at elevated levels for the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply and transportation of these commodities and in transportation of company products could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes certain risk management tools to mitigate market fluctuations in raw material and energy costs. The cost and availability of these raw materials and energy commodities can be adversely impacted by factors such as business and economic conditions, anomalous severe weather events, natural disasters, the global COVID-19 pandemic, plant interruptions, supply chain and transportation disruptions (related to the global COVID-19 pandemic and otherwise), changes in laws or regulations, levels of unemployment and inflation, currency exchange rates, higher interest rates, war or other outbreak of hostilities or terrorism (such as the ongoing Russia/Ukraine conflict), and breakdown or degradation of transportation and supply chain infrastructure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent inflationary pressures affecting the general economy, energy markets, and certain raw materials have increased the Company's operating costs. For example, inflationary pressures in 2022 have resulted in increased costs for energy and feedstocks such as natural gas, paraxylene, vinyl acetate monomer, polyvinyl alcohol, and others. While inflation in these and other inputs has increased operating costs, the Company has undertaken efforts to offset many of these costs through pricing actions, including contract terms and some surcharges, contracts leveraged to multiple market indices, alternative supply arrangements, and hedging strategies, however, these risk mitigation measures do not eliminate all exposure to market fluctuations.

In addition to these inflationary pressures, the Company has experienced certain supply chain challenges impacting its ability to secure certain raw materials and timely distribute products to customers. For example, the global supply chain disruptions have impacted the availability of certain raw materials such as ammonia, methanol, and toluene. To mitigate the effects of these and other supply chain disruptions, the Company has implemented multifaceted sourcing, warehousing, and delivery strategies to focus on building resilient and redundant supply positions, and minimizing disruptions to customers by using alternate shipping methods to expedite delivery times. The Company's geographic footprint has also helped reduce exposure to localized risks.

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

More than half of Eastman's sales for 2022 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions including the unique geographic impacts of the global COVID-19 pandemic. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. In addition, the U.S. and foreign countries have imposed and may impose additional taxes or otherwise tax Eastman's foreign income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of this Annual Report). For example, the Organization for Economic Development has proposed the introduction of a global minimum tax. While details around the timing and impact of a global minimum tax are uncertain, if enacted, the Company may experience an increase in tax obligations in jurisdictions it conducts business.

The U.S. and foreign countries may also adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems, and the laws of some countries may not protect the Company's intellectual property rights to the same extent as the laws of the U.S. Failure of foreign countries to have laws to protect Eastman's intellectual property rights or an inability to effectively enforce such rights in foreign countries could result in loss of valuable proprietary information. There is also risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Social and cultural norms in certain countries may not support compliance with Eastman's corporate policies including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage and mitigate these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

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

While acquisitions and divestitures have been and continue to be a part of Eastman's strategy, acquisitions of large companies and acquisitions or divestitures of businesses subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibility that the actual and projected future financial performance of the acquired or remaining business may be significantly worse than expected and that, in the case of an acquired business and as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of this Annual Report, the carrying values of goodwill, indefinite-lived intangible assets, and certain assets from acquisitions may, as has been the case for certain acquired assets, be impaired resulting in non-cash charges to future earnings and, in the case of a divested business, the divestiture could reduce Eastman's revenue and, potentially, margins and increase its costs and liabilities in the form of transition costs and retained liabilities from the operations divested, including environmental liabilities; that significant additional indebtedness may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives; that the Company may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies; that management's time and effort may be dedicated to the integration of the new business or specific assets or product lines or separation of the divested business or specific assets or product lines resulting in a loss of focus on the successful operation of the Company's legacy businesses; and that the Company may be required to expend significant additional resources in order to integrate any acquired business or specific assets or product lines into Eastman or separate any divested business or specific assets or product lines from Eastman, or that the integration or separation efforts will not achieve the expected benefits.

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

At December 31, 2022, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $50 million, with an additional $4 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At December 31, 2022, a 10 percent fluctuation in the euro currency rate would have had a $196 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2022, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $3 million, with an additional $300 thousand of exposure at December 31, 2022 for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had $825 million variable interest rate borrowings (including term loan borrowings and commercial paper borrowings) at December 31, 2022.

Eastman may enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of December 31, 2022, the Company had interest rate swaps outstanding with notional values of $75 million. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk of the interest rate swap hedging the interest rate risk on the 3.8% bonds maturing March 2025 and the interest rate swap hedging the variability in interest rates for long-term debt issuances was $5 million as of December 31, 2022.

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

/s/ Mark J. Costa	/s/ William T. McLain, Jr.
Mark J. Costa	William T. McLain, Jr.
Chief Executive Officer	Senior Vice President and
Chief Financial Officer
February 15, 2023	February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive income and retained earnings, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessment - Reporting Unit in the Additives & Functional Products Segment

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated goodwill balance was $3,664 million as of December 31, 2022, and the goodwill associated with the Additives & Functional Products segment was $1,601 million. Management conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. Management used an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill of each reporting unit for impairment. As disclosed by management, key assumptions and estimates used in the Company's goodwill impairment testing included projections of revenues and earnings before interest and taxes (EBIT), the estimated weighted average cost of capital (WACC) and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for a reporting unit in the Additives & Functional Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of a reporting unit in the Additives & Functional Products segment. These procedures also included, among others (i) testing management's process for developing the fair value estimate of a reporting unit in the Additives & Functional Products segment, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate. Evaluating management's assumptions related to projections of revenues and EBIT and the projected long- term growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external industry reports, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company's discounted cash flow model and (ii) the reasonableness of the estimated WACC significant assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 15, 2023

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2022	2021	2020
Sales	$10,580	$10,476	$8,473
Cost of sales	8,443	7,976	6,498
Gross profit	2,137	2,500	1,975
Selling, general and administrative expenses	726	795	654
Research and development expenses	264	254	226
Asset impairments and restructuring charges, net	52	47	227
Other components of post-employment (benefit) cost, net	(101)	(412)	119
Other (income) charges, net	(6)	(17)	8
Loss on divested businesses	43	552	—
Earnings before interest and taxes	1,159	1,281	741
Net interest expense	182	198	210
Early debt extinguishment costs	—	1	1
Earnings before income taxes	977	1,082	530
Provision for income taxes	181	215	41
Net earnings	796	867	489
Less: Net earnings attributable to noncontrolling interest	3	10	11
Net earnings attributable to Eastman	$793	$857	$478

Basic earnings per share attributable to Eastman	$6.42	$6.35	$3.53
Diluted earnings per share attributable to Eastman	$6.35	$6.25	$3.50

Comprehensive Income
Net earnings including noncontrolling interest	$796	$867	$489
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	7	56	(29)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	9
Amortization of unrecognized prior service credits included in net periodic costs	(27)	(28)	(28)
Derivatives and hedging:
Unrealized gain (loss) during period	53	66	(34)
Reclassification adjustment for (gains) losses included in net income, net	(56)	(3)	23
Total other comprehensive income (loss), net of tax	(23)	91	(59)
Comprehensive income including noncontrolling interest	773	958	430
Less: Comprehensive income attributable to noncontrolling interest	3	10	11
Comprehensive income attributable to Eastman	$770	$948	$419
Retained Earnings
Retained earnings at beginning of period	$8,557	$8,080	$7,965
Net earnings attributable to Eastman	793	857	478
Cash dividends declared	(377)	(380)	(363)
Retained earnings at end of period	$8,973	$8,557	$8,080
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$493	$459
Trade receivables, net of allowance for credit losses	957	1,091
Miscellaneous receivables	320	489
Inventories	1,894	1,504
Other current assets	114	96
Assets held for sale	—	1,007
Total current assets	3,778	4,646
Properties
Properties and equipment at cost	12,942	12,680
Less: Accumulated depreciation	7,782	7,684
Net properties	5,160	4,996
Goodwill	3,664	3,641
Intangible assets, net of accumulated amortization	1,210	1,362
Other noncurrent assets	855	874
Total assets	$14,667	$15,519
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,125	$2,133
Borrowings due within one year	1,126	747
Liabilities held for sale	—	91
Total current liabilities	3,251	2,971
Long-term borrowings	4,025	4,412
Deferred income tax liabilities	671	810
Post-employment obligations	628	811
Other long-term liabilities	856	727
Total liabilities	9,431	9,731
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 222,348,557 and 221,809,309 for 2022 and 2021, respectively)	2	2
Additional paid-in capital	2,315	2,187
Retained earnings	8,973	8,557
Accumulated other comprehensive loss	(205)	(182)
	11,085	10,564
Less: Treasury stock at cost (103,602,488 and 92,892,229 shares for 2022 and 2021, respectively)	5,932	4,860
Total Eastman stockholders' equity	5,153	5,704
Noncontrolling interest	83	84
Total equity	5,236	5,788
Total liabilities and stockholders' equity	$14,667	$15,519
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Operating activities
Net earnings	$796	$867	$489
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	477	538	574
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	19	(267)	240
Asset impairment charges	—	16	146
Early debt extinguishment costs	—	1	1
Loss on sale of assets	15	—	—
Loss on divested businesses	43	552	—
Provision for (benefit from) deferred income taxes	(136)	(38)	(111)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	93	(281)	(31)
(Increase) decrease in inventories	(430)	(389)	291
Increase (decrease) in trade payables	60	554	(100)
Pension and other postretirement contributions (in excess of) less than expenses	(149)	(185)	(136)
Variable compensation payments (in excess of) less than expenses	(103)	162	87
Other items, net	290	89	5
Net cash provided by operating activities	975	1,619	1,455
Investing activities
Additions to properties and equipment	(611)	(555)	(383)
Proceeds from sale of businesses	998	667	—
Acquisitions, net of cash acquired	(1)	(114)	(1)
Additions to capitalized software	(13)	(23)	(13)
Other items, net	19	(4)	3
Net cash provided by (used in) investing activities	392	(29)	(394)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	326	(50)	(121)
Proceeds from borrowings	500	—	249
Repayment of borrowings	(750)	(300)	(435)
Dividends paid to stockholders	(381)	(375)	(358)
Treasury stock purchases	(1,002)	(1,000)	(60)
Other items, net	(14)	35	21
Net cash used in financing activities	(1,321)	(1,690)	(704)
Effect of exchange rate changes on cash and cash equivalents	(12)	(5)	3
Net change in cash and cash equivalents	34	(105)	360
Cash and cash equivalents at beginning of period	459	564	204
Cash and cash equivalents at end of period	$493	$459	$564
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), assets, depreciation and amortization expense, and capital expenditures related to the divested rubber additives product lines and related assets and technology and the adhesives resins business. See Note 20, "Segment and Regional Sales Information", for more information.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2021-05 Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments: On January 1, 2022, Eastman adopted this update which is a part of the Financial Accounting Standards Board's ("FASB") post-implementation review of this Topic. The update provides that lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if both: the lease would have been classified as a sales-type lease or a direct financing lease and the lessor would have otherwise recognized a day-one loss. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance: On January 1, 2022, Eastman adopted prospectively this amendment which requires business entities that account for transactions with a government by applying a grant or contribution model by analogy (for example, a grant model within International Financial Reporting Standards) to provide annual disclosures about government assistance recorded during the period. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of December 31, 2022

ASU 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: The FASB issued this update in October 2021, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, as if it had originated the contracts. The update also provides certain practical expedients for acquirers and is applicable to all contract assets and liabilities within the scope of Topic 606. The expedients are as follows: "provides relief for contracts that have been previously modified before the acquisition date" and "relief for situations in which the acquirer does not have the appropriate data or expertise to analyze the historical periods in which the contract was entered into". This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those years. Adoption is on a prospective basis to business combinations occurring on or after the initial application. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

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

ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations: The FASB issued this update in September 2022, which requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. Required disclosures include information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848: The FASB issued this update in December 2022, which extends the temporary optional relief in accounting for the impact of reference rate reform under Topic 848 from December 31, 2022 to December 31, 2024. The amendments apply to all entities that have contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. This update was effective immediately upon issuance, with no impact on the Company's financial statements and related disclosures.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were $18 million and $14 million as of December 31, 2022 and 2021, respectively, and are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position. Contract assets were $93 million and $82 million as of December 31, 2022 and 2021, respectively, and are included as a component of "Miscellaneous receivables" in the Consolidated Statements of Financial Position.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for credit losses was $15 million and $17 million as of December 31, 2022 and 2021, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

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

For additional information, see Note 4, "Properties and Accumulated Depreciation".
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

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company uses an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill of each reporting unit for impairment.

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

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in 2022 and 2021 were $2.5 billion and $1.2 billion, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.DIVESTITURES

Rubber Additives Divestiture

On November 1, 2021, the Company and certain of its subsidiaries completed the sale of its rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business ("rubber additives") of its Additives & Functional Products ("AFP") segment. The sale did not include the Eastman Impera™ and other performance resins product lines of the tire additives business. The Company provided certain business transition and post-closing services to the buyer on agreed terms, which were completed in 2022. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results.
The total estimated consideration, after estimates of contingent consideration and post-closing adjustments and ongoing agreements through October 2027, was $640 million. The additional amount of consideration of up to $75 million is to be paid based on performance of divested rubber additives through December 2023. The divestiture resulted in a $594 million loss (including cumulative translation adjustment liquidation of $23 million and certain costs to sell of $7 million), of which $42 million was recorded in 2022.

The major classes of divested assets and liabilities were as follows:

(Dollars in millions)
Assets divested
Trade receivables, net of allowance for doubtful accounts	$107
Inventories	94
Other assets	26
Properties, net of accumulated depreciation	298
Goodwill	398
Intangible assets, net of accumulated amortization	381
Assets divested	1,304
Liabilities divested
Payables and other liabilities	48
Post-employment obligations	34
Other liabilities	18
Liabilities divested	100
Disposal group, net	$1,204

Separately, the Company recognized $5 million and $15 million of transaction costs for the divested business in 2022 and 2021, respectively. Transaction costs are expensed as incurred and are included in "Selling, general and administrative expenses" ("SG&A") in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Adhesives Resins Divestiture

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of its adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines ("adhesives resins"), of its AFP segment. The Company provided certain business transition and post-closing services to the buyer on agreed terms, which were completed in 2022. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results. Included in the adhesives resins divestiture was the 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China, which produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.

The total estimated consideration, after estimates of post-closing adjustments, was $957 million. The divestiture resulted in a $1 million loss (including cumulative translation adjustment liquidation of $10 million and certain costs to sell of $13 million).

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The major classes of divested assets and liabilities as of the date of the divestiture were as follows:

(Dollars in millions)
Assets divested
Trade receivables, net of allowance for doubtful accounts	$129
Inventories	163
Other assets	21
Properties, net of accumulated depreciation	303
Goodwill	399
Intangible assets, net of accumulated amortization	14
Assets divested	1,029
Liabilities divested
Payables and other liabilities	83
Deferred tax liability	7
Other liabilities	4
Liabilities divested	94
Disposal group, net	$935

The Company recognized $13 million and $3 million of transaction costs for the divested business in 2022 and 2021, respectively. Transaction costs are expensed as incurred and are included in SG&A in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

3.INVENTORIES

	December 31,
(Dollars in millions)	2022	2021

Finished goods	$1,347	$1,007
Work in process	297	273
Raw materials and supplies	743	589
Total inventories at FIFO or average cost	2,387	1,869
Less: LIFO reserve	493	365
Total inventories	$1,894	$1,504

Inventories valued on the LIFO method were approximately 50 percent of total inventories at both December 31, 2022 and 2021.

4.PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2022	2021
Properties
Land	$140	$150
Buildings	1,394	1,458
Machinery and equipment	10,543	10,449
Construction in progress	865	623
Properties and equipment at cost	$12,942	$12,680
Less: Accumulated depreciation	7,782	7,684
Net properties	$5,160	$4,996

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $384 million, $426 million, and $445 million for 2022, 2021, and 2020, respectively.

Cumulative construction-period interest of $93 million and $99 million, reduced by accumulated depreciation of $43 million and $45 million, is included in net properties at December 31, 2022 and 2021, respectively.

Eastman capitalized $9 million, $5 million, and $4 million of interest in 2022, 2021, and 2020, respectively.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of the change in goodwill during 2022 and 2021.

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2020	$1,292	$2,397	$766	$10	$4,465
Divestiture	—	(398)	—	—	(398)
Held for sale (1)	—	(399)	—	—	(399)
Currency translation adjustments	(6)	(15)	(6)	—	(27)
Balance at December 31, 2021	1,286	1,585	760	10	3,641
Acquisitions (2)	15	30	—	—	45
Currency translation adjustments	(5)	(14)	(3)	—	(22)
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
(1)Held for sale goodwill was divested in 2022.
(2)Measurement period adjustments related to prior year acquisitions.

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, Chemical Intermediates ("CI") segment, and other segments, respectively, at both December 31, 2022 and 2021.

The carrying amounts of intangible assets follow:

				December 31, 2022			December 31, 2021
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	8	-	25	$1,134	$535	$599	$1,144	$479	$665
Technology	7	-	20	505	331	174	581	304	277
Other	16	-	37	110	32	78	87	26	61

Indefinite-lived intangible assets:
Tradenames				349	—	349	349	—	349
Other				10	—	10	10	—	10
Total identified intangible assets				$2,108	$898	$1,210	$2,171	$809	$1,362

Amortization expense of definite-lived intangible assets was $87 million, $108 million, and $128 million for 2022, 2021, and 2020, respectively. Estimated amortization expense for future periods is $83 million in 2023 and 2024, $76 million in 2025 and 2026, and $67 million in 2027.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.EQUITY INVESTMENTS

Eastman owns a 50 percent or less interest in joint ventures which are accounted for under the equity method. As of December 31, 2022 and 2021, these include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end-use products. The Company owns a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. As of December 31, 2022, these joint ventures also include a 40 percent interest in a joint venture that is building a manufacturing facility in Kingsport, Tennessee. The Kingsport facility will produce acetylated wood. As of December 31, 2021, Eastman owned a 50 percent interest in a joint venture that had a manufacturing facility in Nanjing, China. The Nanjing facility produces EastotacTM hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants, which was sold in 2022 as part of the divestiture of the adhesives resins business. For additional information, see Note 2, "Divestitures". At December 31, 2022 and 2021, the Company's total investment in these joint ventures was $111 million and $96 million, respectively, included in "Other noncurrent assets" in the Consolidated Statements of Financial Position.
7.PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2022	2021
Trade creditors	$1,319	$1,228
Accrued payrolls, vacation, and variable-incentive compensation	164	311
Accrued taxes	157	138
Post-employment obligations	103	70
Dividends payable to stockholders	94	101
Other	288	285
Total payables and other current liabilities	$2,125	$2,133

The "Other" above consists primarily of accruals for the current portion of factoring, operating lease liabilities, interest payable, environmental liabilities, and miscellaneous accruals.

8.INCOME TAXES

Components of earnings before income taxes and the provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Earnings before income taxes
United States	$205	$645	$164
Outside the United States	772	437	366
Total	$977	$1,082	$530
Provision for income taxes
United States Federal
Current	$179	$114	$70
Deferred	(76)	18	(96)
Outside the United States
Current	105	115	77
Deferred	(10)	(42)	(14)
State and other
Current	33	24	5
Deferred	(50)	(14)	(1)
Total	$181	$215	$41

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following represents the deferred tax (benefit) charge recorded as a component of "Accumulated other comprehensive income (loss)" ("AOCI") in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Defined benefit pension and other postretirement benefit plans	$(7)	$(10)	$(7)
Derivatives and hedging	(1)	21	(4)
Total	$(8)	$11	$(11)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Earnings before income taxes	$181	$215	$41
Other comprehensive income	(8)	11	(11)
Total	$173	$226	$30

Differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Amount computed using the statutory rate	$205	$225	$109
State income taxes, net	(27)	(4)	2
Foreign rate variance	(16)	(28)	(49)
Change in reserves for tax contingencies	27	(39)	4
General business credits	(44)	(21)	(39)
U.S. tax on foreign earnings, net of credits	(17)	2	13
Divestitures	37	89	—
Tax law changes and tax loss from outside-U.S. entity reorganizations	—	(15)	—
Other	16	6	1
Provision for income taxes	$181	$215	$41

Effective income tax rate	19%	20%	8%

The 2022 provision for income taxes include a $32 million decrease related to the release of a state valuation allowance and a $37 million increase to reflect the tax implications of the business divestitures, including an increase related to non-deductible losses.

The 2021 provision for income taxes includes a $78 million decrease primarily related to previously unrecognized tax positions resulting from finalization of prior years' income tax audits, partially offset by current year increases. Additionally, the 2021 provision for income taxes includes impacts of the divestiture of rubber additives, including an increase related to non-deductible losses partially offset by a decrease from the revaluation of deferred tax liabilities.

The 2020 provision for income taxes includes a $27 million decrease as a result of a decrease in previously unrecognized tax positions and a $7 million decrease related to adjustments to certain prior year tax returns.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in 2022, 2021, or 2020.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2022	2021
Deferred tax assets
Post-employment obligations	$150	$176
Net operating loss carryforwards	645	637
Tax credit carryforwards	236	212
Environmental contingencies	64	67
Capitalized research and development expenses	139	—
Other	239	224
Total deferred tax assets	1,473	1,316
Less: Valuation allowance	258	339
Deferred tax assets less valuation allowance	$1,215	$977
Deferred tax liabilities
Property, plant, and equipment	$(849)	$(843)
Intangible assets	(272)	(288)
Investments	(441)	(369)
Other	(201)	(171)
Total deferred tax liabilities	$(1,763)	$(1,671)
Net deferred tax liabilities	$(548)	$(694)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$123	$116
Deferred income tax liabilities	(671)	(810)
Net deferred tax liabilities	$(548)	$(694)

All foreign earnings, with the exception of short-term liquid assets on certain foreign subsidiaries, including basis differences, continue to be considered indefinitely reinvested. As of December 31, 2022, unremitted earnings of subsidiaries outside the U.S. totaled approximately $3.0 billion of which a substantial portion has already been subject to U.S. tax. The Company has not determined the deferred tax liability associated with these unremitted earnings and basis differences, as such determination is not practicable.

At December 31, 2022, foreign net operating loss carryforwards totaled $2.4 billion. Of this total, $900 million will expire in 1 to 20 years and $1.5 billion have no expiration date. A valuation allowance of approximately $131 million has been provided against such net operating loss carryforwards and other foreign deferred income tax balances.

At December 31, 2022, there were no federal net operating loss carryforwards available to offset future taxable income. At December 31, 2022, foreign tax credit carryforwards of approximately $66 million were available to reduce possible future U.S. income taxes, which expire from 2023 to 2032. As a result of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"), the Company may no longer be able to utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $54 million has been established on a portion of deferred tax assets as of December 31, 2022.

At December 31, 2022, a partial valuation allowance of $28 million has been provided against state tax credits that the Company may not be able to utilize.

A partial valuation allowance of $42 million has been established for the Solutia, Inc. ("Solutia") state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, or the related statute expires.

The Tax Reform Act eliminated the option to deduct research and development ("R&D") expenses in the period incurred and requires R&D expenses to be capitalized and amortized beginning in 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2022	2021
Miscellaneous receivables	$35	$173

Payables and other current liabilities	$95	$68
Other long-term liabilities	174	130
Total income taxes payable	$269	$198

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2022	2021	2020
Balance at January 1	$200	$257	$202
Adjustments based on tax positions related to current year	11	6	14
Adjustments based on tax positions related to prior years	24	2	63
Lapse of statute of limitations	—	(45)	(22)
Settlements	—	(20)	—
Balance at December 31 (1)	$235	$200	$257
(1)Approximately $229 million of the unrecognized tax benefits as of December 31, 2022, would, if recognized, impact the Company's effective tax rate.

A reconciliation of the beginning and ending amounts of accrued interest related to unrecognized tax positions is as follows:

(Dollars in millions)	2022	2021	2020
Balance at January 1	$13	$13	$13
Expense for interest, net of tax	9	9	5
Income for interest, net of tax	—	(9)	(5)
Balance at December 31	$22	$13	$13

Accrued penalties related to unrecognized tax positions were immaterial as of December 31, 2022, 2021, and 2020.

Eastman files federal income tax returns in the U.S. and income tax returns in various state and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2017. With few exceptions, Eastman is no longer subject to foreign, state, and local income tax examinations by tax authorities for years before 2015. Solutia and related subsidiaries are no longer subject to state and local income tax examinations for years before 2002.

It is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits could decrease within the next twelve months by up to $55 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.BORROWINGS

	December 31,
(Dollars in millions)	2022	2021
Borrowings consisted of:
3.6% notes due August 2022	$—	$747
1.50% notes due May 2023 (1)	800	850
7 1/4% debentures due January 2024	198	198
7 5/8% debentures due June 2024	43	43
3.80% notes due March 2025	693	698
1.875% notes due November 2026 (1)	530	565
7.60% debentures due February 2027	196	195
4.5% notes due December 2028	495	494
4.8% notes due September 2042	494	494
4.65% notes due October 2044	877	875
2027 Term loan	499	—
Commercial paper and short-term borrowings	326	—
Total borrowings	5,151	5,159
Less: Borrowings due within one year	1,126	747
Long-term borrowings	$4,025	$4,412
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

In 2022, the Company repaid the 3.6% notes due August 2022, of which $550 million was repaid in second quarter 2022 primarily from proceeds from the 2027 Term Loan discussed below and $200 million was repaid in third quarter 2022 using available cash. The total consideration for this redemption is reported under financing activities on the Consolidated Statement of Cash Flows.

Credit Facility, Term Loan, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that was amended and restated in December 2021. The amendments include the addition of sustainability-linked pricing terms and extending the maturity to December 2026, and resulted in a charge of $1 million for early debt extinguishment costs which was attributable to unamortized fees. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At December 31, 2022 and 2021, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%. At December 31, 2021, the Company had no outstanding commercial paper borrowings.

In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan had a variable interest rate of 5.55% as of December 31, 2022. Borrowings under the 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

The Credit Facility and 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both December 31, 2022 and 2021.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2022 and 2021 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings primarily under commercial paper and the 2027 Term Loan equals the carrying value and is classified as Level 2. At December 31, 2022 and 2021, the fair value of total borrowings was $4,888 million and $5,737 million, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of December 31, 2022 and 2021.

Subsequent Action

In January 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. Borrowings under the 2024 Term Loan are subject to interest at varying spreads above quoted market rates. The 2024 Term Loan contains the same customary covenants and events of default, including maintenance of certain financial ratios, as the Credit Facility, with payment of customary fees.

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

In fourth quarter 2022, the Company de-designated and monetized certain forward cash flow hedges. The resulting unrealized gain of $27 million was recorded in AOCI and will be recognized in earnings in 2023 through 2025 as the underlying forecasted transactions impact earnings.

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

In 2022, the Company settled the notional amount of $75 million associated with the 2022 forward starting interest rate swap, resulting in a cash gain of $13 million which is included as part of operating activities in the Consolidated Statements of Cash Flows. The recognized gain from cash flow hedges of $1 million is included within "Net interest expense" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and the unrecognized gain of $12 million from cash flow hedges is included in AOCI on the Consolidated Statements of Financial Position.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities", "Other noncurrent assets", "Payables and other current liabilities", or "Other current assets" within the Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Consolidated Statements of Cash Flows.

In 2022, the Company terminated fixed-to-fixed cross-currency swaps designated to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. The notional amount terminated was €266 million ($320 million) which was scheduled to mature in August 2022. The termination resulted in a $40 million gain recognized in CTA. The related cash flows were classified as investing activities in the Consolidated Statements of Cash Flows.

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2022 and 2021 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2022	December 31, 2021

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€573	€429
Commodity Forward and Collar Contracts
Feedstock (in million barrels)	—	1
Energy (in million british thermal units)	3	13
Interest rate swaps for the future issuance of debt (in millions)	—	$75

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€587	€853

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,247	€1,246

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of December 31, 2022 or December 31, 2021. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss during the years ended December 31, 2022 or 2021.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company presents derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2022 and 2021.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2022 Level 2	December 31, 2021 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$3	$16
Commodity contracts	Other noncurrent assets	—	2
Foreign exchange contracts	Other current assets	—	12
Foreign exchange contracts	Other noncurrent assets	—	6
Forward starting interest rate swap contracts	Other current assets	—	5

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1
Fixed-for-floating interest rate swap	Other noncurrent assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	20
Cross-currency interest rate swaps	Other noncurrent assets	72	35
Total Derivative Assets		$76	$98

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$3	$1
Commodity contracts	Other long-term liabilities	—	1
Foreign exchange contracts	Payables and other current liabilities	8	1
Foreign exchange contracts	Other long-term liabilities	4	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	5	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	—	5
Total Derivative Liabilities		$20	$8
Total Net Derivative Assets (Liabilities)		$56	$90

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $1.3 billion and $1.4 billion associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2022 and 2021, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Consolidated Statements of Financial Position.

As of December 31, 2022 and 2021, the following amounts were included within the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Consolidated Statements of Financial Position in which the hedged item is included	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Borrowings due within one year	$—	$697	$—	$(2)
Long-term borrowings	79	76	5	1
The following table presents the effect of the Company's hedging instruments on Other comprehensive income (loss), net of tax ("OCI") and financial performance for the twelve months ended December 31, 2022, 2021, and 2020:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives			Pre-tax amount of gain/(loss) reclassified from AOCI into income
	December 31,			December 31,
Hedging Relationships	2022	2021	2020	2022	2021	2020
Derivatives in cash flow hedging relationships:
Commodity contracts	$(11)	$15	$17	$36	$20	$(31)
Foreign exchange contracts	(2)	39	(36)	45	(7)	9
Forward starting interest rate and treasury lock swap contracts	10	9	8	(6)	(9)	(9)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	85	116	(130)	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	63	74	(88)	—	—	—
Cross-currency interest rate swaps excluded component	(1)	(12)	10	—	—	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for 2022, 2021, and 2020.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Twelve Months
	2022			2021			2020
(Dollars in millions)	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized

	$10,580	$8,443	$182	$10,476	$7,976	$198	$8,473	$6,498	$210

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			2			1
Derivatives designated as hedging instruments			(2)			(2)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(6)			(9)			(9)
Commodity Contracts:
Amount reclassified from AOCI into earnings		36			20			(31)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	45			(7)			9

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net loss of $11 million in 2022, no gain or loss in 2021, and a net loss of $1 million in 2020 on these derivatives.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included gains of $134 million at December 31, 2022 and losses of $7 million at December 31, 2021. Gains in AOCI in 2022 compared to losses in 2021 are primarily as a result of an increase in foreign currency exchange rates, particularly the euro. If realized, approximately $10 million in pre-tax gains will be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2023 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2022 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,871,624; 1,909,362; and 1,997,587 shares as of December 31, 2022, 2021, and 2020, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share ("EPS").

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $81 million, $73 million, and $67 million for 2022, 2021, and 2020, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary balance sheet of the change in plan assets during 2022 and 2021, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2022		2021		2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,892	$948	$2,050	$1,089	$665	$745
Service cost	25	11	26	19	—	—
Interest cost	45	14	37	12	14	12
Actuarial gain	(328)	(264)	(49)	(68)	(127)	(40)
Curtailment gain	—	(3)	—	—	—	—
Settlement	(9)	—	(6)	—	—	—
Divestitures	—	—	—	(32)	—	(2)
Plan participants' contributions	—	1	—	1	2	9
Effect of currency exchange	—	(77)	—	(43)	—	—
Federal subsidy on benefits paid	—	—	—	—	—	1
Benefits paid	(154)	(28)	(166)	(30)	(45)	(60)
Benefit obligation, end of year	$1,471	$602	$1,892	$948	$509	$665
Change in plan assets:
Fair value of plan assets, beginning of year	$1,877	$924	$1,798	$938	$134	$144
Actual return on plan assets	(312)	(250)	247	31	(31)	7
Effect of currency exchange	—	(76)	—	(39)	—	—
Company contributions	3	18	4	23	35	40
Reserve for third party contributions	—	—	—	—	11	(7)
Plan participants' contributions	—	1	—	1	2	9
Benefits paid	(154)	(28)	(166)	(30)	(45)	(60)
Federal subsidy on benefits paid	—	—	—	—	—	1
Settlements	(9)	—	(6)	—	—	—
Fair value of plan assets, end of year	$1,405	$589	$1,877	$924	$106	$134
Funded status at end of year	$(66)	$(13)	$(15)	$(24)	$(403)	$(531)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$23	$41	$42	$53	$62
Current liabilities	(13)	—	(3)	—	(38)	(38)
Post-employment obligations	(53)	(36)	(53)	(66)	(418)	(555)
Net amount recognized, end of year	$(66)	$(13)	$(15)	$(24)	$(403)	$(531)
Accumulated benefit obligation	$1,417	$578	$1,803	$910
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$—	$(6)	$1	$(10)	$(37)	$(68)

Actuarial gains in the projected benefit obligations for 2022 were primarily due to higher discount rates partially offset by changes in actuarial assumptions. Actuarial gains in the projected benefit obligations for 2021 were primarily due to higher discount rates.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,471	$176	$175	$288
Fair value of plan assets	1,405	140	119	222

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$245	$141	$161	$272
Fair value of plan assets	188	116	119	222

Postretirement benefit plans with accumulated benefit obligations in excess of plan assets are $456 million and $592 million at December 31, 2022 and 2021, respectively. The plans have no assets.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2022		2021		2020		2022	2021	2020
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$25	$11	$26	$19	$25	$17	$—	$—	$—
Interest cost	45	14	37	12	57	15	14	12	19
Expected return on plan assets	(128)	(31)	(126)	(37)	(135)	(34)	(4)	(5)	(5)
Amortization of:
Prior service (credit) cost	1	—	—	(1)	1	(1)	(31)	(37)	(38)
Mark-to-market pension and other postretirement benefits loss (gain), net (1)	112	10	(170)	(62)	163	28	(103)	(35)	49
Net periodic benefit (credit) cost	$55	$4	$(233)	$(69)	$111	$25	$(124)	$(65)	$25
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain	$—	$(4)	$—	$—	$—	$—	$—	$—	$—
Current year prior service credit (cost)	—	—	—	—	—	12	—	—	—
Amortization of:
Prior service (credit) cost	1	—	—	(1)	1	(1)	(31)	(37)	(38)
Total	$1	$(4)	$—	$(1)	$1	$11	$(31)	$(37)	$(38)

(1)Includes curtailment triggered by the sale of the adhesives resins business which is included in "Other components of postemployment net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Subsequent to the adhesives resins divestiture, the Company retained pension liabilities of certain plan participants while the status of the participants changed in a Non-U.S. pension plan which triggered a curtailment and an interim mark-to-market
("MTM") remeasurement of the impacted Non-U.S. pension plan's assets and liabilities. A curtailment gain of $7 million, including $3 million reduction in the pension benefit obligation and $4 million of prior service credits recognized immediately, and a MTM gain of $3 million were recognized in 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Settlements are triggered in a plan when distributions exceed the sum of service cost and interest cost of the respective plan. Lump sum payments from a U.S. pension plan resulted in a plan settlement in second quarter 2022. The settlement was not material. However, the settlement triggered an interim remeasurement of the impacted U.S. pension plan's assets and liabilities and, as such, the Company recognized a MTM loss of $7 million in 2022.

Plan Assumptions

The assumptions used to develop the projected benefit obligation for Eastman's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
	2022		2021		2020		2022	2021	2020
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.58%	4.27%	2.88%	1.57%	2.48%	1.08%	5.55%	2.83%	2.38%
Interest crediting rate	5.48%	N/A	5.50%	N/A	5.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.04%	3.00%	3.00%	2.75%	2.94%	N/A	N/A	N/A
Health care cost trend
Initial							6.00%	6.00%	6.25%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2026	2026

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	2.88%	1.57%	2.48%	1.08%	3.25%	1.56%	2.83%	2.39%	3.21%
Discount rate for service cost	2.95%	1.31%	2.57%	1.08%	3.31%	1.56%	N/A	1.90%	2.92%
Discount rate for interest cost	2.46%	1.57%	1.79%	1.08%	2.83%	1.56%	2.35%	1.74%	2.80%
Expected return on assets	7.07%	3.81%	7.29%	4.04%	7.37%	4.26%	3.50%	3.75%	3.75%
Rate of compensation increase	3.00%	3.00%	2.75%	2.94%	3.25%	2.94%	N/A	N/A	3.25%
Interest crediting rate	5.50%	N/A	5.50%	N/A	5.52%	N/A	N/A	N/A	N/A
Health care cost trend
Initial							6.00%	6.25%	6.50%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2026	2026	2026

The Company calculates service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.

The fair value of plan assets for the U.S. pension plans at December 31, 2022 and 2021 was $1.4 billion and $1.9 billion, respectively, while the fair value of plan assets at December 31, 2022 and 2021 for non-U.S. pension plans was $589 million and $924 million, respectively. At December 31, 2022 and 2021, the expected weighted-average long-term rate of return on U.S. pension plan assets was 6.62 percent and 7.07 percent, respectively. The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 3.86 percent and 3.81 percent at December 31, 2022 and 2021, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2022
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$27	$46	$27	$46	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	45	—	—	—	—	—	45
Total Assets at Fair Value	$31	$91	$31	$46	$—	$—	$—	$45
Investments Measured at Net Asset Value (4)	1,374	498
Total Assets	$1,405	$589

(Dollars in millions)			Fair Value Measurements at December 31, 2021
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$45	$37	$45	$37	$—	$—	$—	$—
Public Equity - United States (2)	3	—	3	—	—	—	—	—
Other Investments (3)	—	59	—	—	—	—	—	59
Total Assets at Fair Value	$48	$96	$48	$37	$—	$—	$—	$59
Investments Measured at Net Asset Value (4)	1,829	828
Total Assets	$1,877	$924
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

(Dollars in millions)		Fair Value Measurements at December 31, 2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$5	$5	$—	$—
Debt (2):
Fixed Income (U.S.)	62	—	62	—
Fixed Income (Non-U.S.)	21	—	21	—
Total	$88	$5	$83	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2021
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$—	$—	$—	$—
Debt (2):
Fixed Income (U.S.)	79	—	79	—
Fixed Income (Non-U.S.)	29	—	29	—
Total	$108	$—	$108	$—
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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2020	$68
Unrealized losses	(9)
Balance at December 31, 2021	59
Unrealized losses	(14)
Balance at December 31, 2022	$45
(1)Primarily consists of insurance contracts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2023 and the asset allocation at December 31, 2022 and 2021, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2023 Target Allocation	Plan Assets at December 31, 2022	Plan Assets at December 31, 2021	2023 Target Allocation	Plan Assets at December 31, 2022	Plan Assets at December 31, 2021	2023 Target Allocation	Plan Assets at December 31, 2022	Plan Assets at December 31, 2021
Asset category
Equity securities	39%	36%	38%	21%	20%	22%	—%	—%	—%
Debt securities	38%	39%	43%	60%	62%	59%	100%	100%	100%
Real estate	8%	7%	3%	4%	4%	4%	—%	—%	—%
Other investments (1)	15%	18%	16%	15%	14%	15%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
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

The Company made no contributions to its U.S. defined benefit pension plans in 2022 or 2021. For 2023 calendar year, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Benefit payments are made using a combination of plan assets and cash payments. Most of the Company's pension plans have plan assets that predominately cover pension benefit obligations. The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2023	$230	$28	$47
2024	123	26	47
2025	122	28	47
2026	121	31	46
2027	126	35	45
2028-2032	604	187	208

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At December 31, 2022 and 2021, right-to-use assets for operating leases totaled $211 million and $216 million, respectively, are included as a part of "Other noncurrent assets" on the Consolidated Statements of Financial Position. At both December 31, 2022 and 2021, the operating right-to-use assets include $3 million of assets previously classified as lease intangibles and $6 million and $5 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" on the Consolidated Statements of Financial Position. As of December 31, 2022, financing leases were not material to the Company's financial statements.

As of December 31, 2022, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2023	$58
2024	46
2025	37
2026	26
2027	17
2028 and beyond	38
Total lease payments	222
Less: amounts of lease payments representing interest	20
Present value of future lease payments	202
Less: current obligations under leases	52
Long-term lease obligations	$150

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2022	$55
2023	44
2024	31
2025	24
2026	18
2027 and beyond	53
Total lease payments	225
Less: amounts of lease payments representing interest	18
Present value of future lease payments	207
Less: current obligations under leases	50
Long-term lease obligations	$157

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

Lease costs during the period and other information is provided below:

(Dollars in millions)	2022	2021	2020
Lease costs:
Operating lease costs	$67	$71	$73
Short-term lease costs	45	40	37
Sublease income	(13)	(4)	(4)
Total	$99	$107	$106

	December 31,
(Dollars in millions)	2022	2021
Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$67	$69
Right-to-use assets obtained in exchange for new lease liabilities	$69	$110

Weighted-average remaining lease term, in years	6	6
Weighted-average discount rate	3.2%	2.7%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2023	$800	$326	$180	$166	$58	$207	$1,737
2024	241	—	162	170	46	80	699
2025	693	—	143	140	37	88	1,101
2026	530	—	131	118	26	86	891
2027	196	499	97	112	17	102	1,023
2028 and beyond	1,866	—	1,091	2,366	38	912	6,273
Total	$4,326	$825	$1,804	$3,072	$222	$1,475	$11,724

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2022 totaling approximately $3.1 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2028 and beyond" line item.

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

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See "Environmental Costs" in Note 1, "Significant Accounting Policies", and see Note 13, "Environmental Matters and Asset Retirement Obligations", for more information regarding outstanding environmental matters and asset retirement obligations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, environmental matters, third-party debt, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have remaining terms up to 15 years with maximum potential future payments of approximately $160 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote. Eastman utilizes letters of credit to support commitments made in the ordinary course of business. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company.

13.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies". The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated financial statements and related disclosures in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial statements and related disclosures.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2022	2021
Environmental contingencies, current	$10	$20
Environmental contingencies, long-term	264	261
Total	$274	$281

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $245 million to the maximum of $457 million and from the best estimate or minimum of $253 million to the maximum of $473 million at December 31, 2022 and 2021, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at December 31, 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $117 million had been paid for costs at the Shared Sites as of December 31, 2022. As of December 31, 2022, an additional $200 million has been recognized for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during full year 2022 and full year 2021 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2020	$257
Changes in estimates recognized in earnings and other	9
Cash reductions	(13)
Balance at December 31, 2021	253
Changes in estimates recognized in earnings and other	6
Cash reductions	(14)
Balance at December 31, 2022	$245

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist of primarily closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $29 million and $28 million at December 31, 2022 and December 31, 2021, respectively.

Other

Eastman's cash expenditures related to environmental protection and improvement were $300 million, $281 million, and $265 million in 2022, 2021, and 2020, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $60 million, $38 million, and $42 million in 2022, 2021, and 2020, respectively.

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $51 million at both December 31, 2022 and 2021, and are included in "Other long-term liabilities" on the Consolidated Statements of Financial Position.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2022, 2021, and 2020 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$2	$2,105	$7,965	$(214)	$(3,900)	$5,958	$74	$6,032
Net Earnings	—	—	478	—	—	478	11	489
Cash Dividends (1)	—	—	(363)	—	—	(363)	—	(363)
Other Comprehensive (Loss)	—	—	—	(59)	—	(59)	—	(59)
Share-Based Compensation Expense (2)	—	44	—	—	—	44	—	44
Stock Option Exercises	—	36	—	—	—	36	—	36
Other (3)	—	(11)	—	—	—	(11)	2	(9)
Share Repurchase	—	—	—	—	(60)	(60)	—	(60)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	857	—	—	857	10	867
Cash Dividends (1)	—	—	(380)	—	—	(380)	—	(380)
Other Comprehensive Income	—	—	—	91	—	91	—	91
Share-Based Compensation Expense (2)	—	70	—	—	—	70	—	70
Stock Option Exercises	—	62	—	—	—	62	—	62
Other (3)	—	(19)	—	—	—	(19)	3	(16)
Share Repurchase (4)	—	(100)	—	—	(900)	(1,000)	—	(1,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	793	—	—	793	3	796
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive Income	—	—	—	(23)	—	(23)	—	(23)
Share-Based Compensation Expense (2)	—	69	—	—	—	69	—	69
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(20)	—	—	—	(20)	(4)	(24)
Share Repurchase (5)	—	70	—	—	(1,072)	(1,002)	—	(1,002)
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
(1)Cash dividends includes cash dividends paid and dividends declared, but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-capital in 2021 included payment for repurchase of shares under the 2021 ASR which had not yet been delivered.
(5)Additional paid-in capital in 2022 included the final settlement of the 2021 ASR and the favorable settlement of the second quarter 2022 accelerated share repurchase program (the "2022 ASR").

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $3.07 in 2022, $2.83 in 2021, and $2.67 in 2020.

In 1997 the Company established a benefit security trust to provide a degree of financial security for unfunded obligations under certain unfunded plans. A warrant to purchase up to 6 million shares of par value common stock of the Company was contributed to the trust. The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under certain covered unfunded plans. Such warrant is excluded from the computation of diluted EPS because the conditions upon which the warrant becomes exercisable have not been met.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In February 2018, the Company's Board of Directors authorized the repurchase of up to $2 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2018 authorization"). The Company completed the 2018 authorization in May 2022, acquiring a total of 19,915,370 shares. In December 2021, the Company's Board of Directors authorized the additional repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2022, a total of 6,743,883 shares have been repurchased under the 2021 authorization for $635 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

During 2022, the Company repurchased 10,710,259 shares of common stock for $1,102 million, which included $100 million from the settlement of the 2021 ASR. During 2021 and 2020, the Company repurchased shares of common stock of 8,061,779 and 1,134,052, respectively, for a cost of approximately $900 million and $60 million, respectively.

The Company's charitable foundation held 50,798 issued and outstanding shares of the Company's common stock at December 31, 2022, 2021, and 2020 which are included in treasury stock in the Consolidated Statements of Financial Position and excluded from calculations of diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	For years ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Numerator
Net earnings attributable to Eastman	$793	$857	$478

Denominator
Weighted average shares used for basic EPS	123.5	134.9	135.5
Dilutive effect of stock options and other award plans	1.4	2.2	1.0
Weighted average shares used for diluted EPS	124.9	137.1	136.5

EPS (1)
Basic	$6.42	$6.35	$3.53
Diluted	$6.35	$6.25	$3.50
(1)     EPS is calculated using whole dollars and shares.
Shares underlying stock options excluded from the 2022, 2021, and 2020 calculations of diluted EPS were 1,398,110, 150,781, and 2,424,826, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2022	2021	2020

Balance at beginning of year	221,809,309	220,641,506	219,638,646
Issued for employee compensation and benefit plans	539,248	1,167,803	1,002,860
Balance at end of year	222,348,557	221,809,309	220,641,506

Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$(293)	$87	$(66)	$(1)	$(273)
Period change	56	(28)	63	—	91
Balance at December 31, 2021	(237)	59	(3)	(1)	(182)
Period change	7	(27)	(3)	—	(23)
Balance at December 31, 2022	$(230)	$32	$(6)	$(1)	$(205)

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

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2022		2021		2020
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$7	$7	$56	$56	$(29)	$(29)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	—	—	—	—	12	9
Amortization of unrecognized prior service credits included in net periodic costs	(34)	(27)	(38)	(28)	(38)	(28)
Derivatives and hedging:
Unrealized gain (loss) during period	71	53	88	66	(46)	(34)
Reclassification adjustment for (gains) losses included in net income, net	(75)	(56)	(4)	(3)	31	23
Total other comprehensive income (loss)	$(31)	$(23)	$102	$91	$(70)	$(59)

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivative and Non-Derivative Financial Instruments", and Note 11, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET
Components of asset impairments and restructuring charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Tangible Asset Impairments
CI & AFP - Singapore (1)	$—	$3	$—
Site optimizations
Other - Tire additives (2)	—	12	5
AM - Advanced interlayers (3)	—	1	—
AM - Performance films (4)	—	—	5
AFP - Animal nutrition (5)	—	—	3
Discontinuation of growth initiatives (6)	—	—	8
	—	16	21
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
AM - Advanced interlayers (3)	16	—	—
Other - Tire additives (2)	(1)	—	—
AFP - Animal nutrition (5)	—	(1)	—
	15	(1)	—
Intangible Asset Impairments
Other - Tradenames (7)	—	—	123
AFP - Customer relationships (8)	—	—	2
	—	—	125
Severance Charges
Cost reduction and business improvement actions (9)	22	1	47
CI & AFP - Singapore (1)	—	—	6
Site optimizations
Other - Tire additives (2)	—	—	3
AM - Advanced interlayers (3)	—	1	5
AM - Performance films (4)	1	—	3
AFP - Animal nutrition (5)	—	—	1
Fibers - Acetate Yarn (10)	7	—	—
	30	2	65
Other Restructuring Costs
Cost reduction and business improvement actions (9)	—	—	14
Discontinuation of growth initiatives contract termination fees (6)	—	—	4
CI & AFP - Singapore (1)	3	17	—
Site optimizations
Other - Tire additives (2)	—	6	—
AM - Advanced interlayers (3)	2	5	—
AM - Performance films (4)	—	2	—
AFP - Animal nutrition (5)	—	—	(2)
Fibers - Acetate Yarn (10)	2	—	—
	7	30	16

Total	$52	$47	$227

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1)Site closure costs of $3 million in 2022 in the CI segment, asset impairment charges in 2021 of $2 million and $1 million in the CI segment and the AFP segment, respectively, and severance charges in 2020 of $5 million and $1 million in the CI segment and the AFP segment, respectively, and site closure costs, including contract termination fees, in 2021 of $14 million and $3 million in the CI segment and the AFP segment, respectively, resulting from closure of the Singapore manufacturing site.
(2)Asset impairment charges of $8 million in 2021 for assets associated with divested rubber additives. Gain on sale of previously impaired assets in 2022, asset impairment charges of $4 million, and site closure costs in 2021, from the previously reported closure of a tire additives manufacturing facility in Asia Pacific as part of site optimization. Fixed asset impairment charges and severance charges in 2020 from the closure of a tire additives manufacturing facility in Asia Pacific as part of site optimization.
(3)Asset impairment charges, loss on transfer of previously impaired assets to a third party, severance charges, and site closure costs in the Advanced Materials ("AM") segment due to the closure of an advanced interlayers manufacturing facility in North America as part of site optimization. In addition, accelerated depreciation of $4 million and $8 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2021 and 2020, respectively, related to the closure of this facility.
(4)Severance charges in 2022 for the closure of a performance films research and development facility, fixed asset impairments, severance charges, and site closure costs in 2021 and 2020 from the closure of a performance films manufacturing facility in North America as part of site optimization.
(5)Fixed asset impairments, severance charges, and other restructuring gains in 2020 in from the closure of an animal nutrition manufacturing facility in Asia Pacific as part of site optimization, and in 2021 a gain from the sale of the previously impaired assets.
(6)Fixed asset impairments and contract termination fees resulting from management's decision to discontinue growth initiatives for polyester based microfibers, including Avra™ performance fibers, the financial results of which were not allocated to an operating segment and reported in "Other".
(7)Intangible asset impairment charges in the now divested tire additives business to reduce the carrying values of the Crystex™ and Santoflex™ tradenames to the estimated fair values. The estimated fair values were determined using an income approach, specifically, the relief from royalty method, including some unobservable inputs. The impairments are primarily the result of weakened demand in transportation markets impacted by COVID-19 and increased competitive pricing pressure as a result of global capacity increases.
(8)Intangible asset impairment charge for customer relationships.
(9)Severance charges in 2022 and severance charges and related costs in 2020 as part of business improvement and cost reduction initiatives which was reported in "Other".
(10)Severance charges and site closure costs related to closure of an acetate yarn manufacturing facility in Europe.

Reconciliations of the beginning and ending restructuring liability amounts are as follows:

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	$12	$31	$—	$(9)	$34
Site closure & restructuring costs	5	21	1	(26)	1
Total	$17	$52	$1	$(35)	$35

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2021
Non-cash charges	$—	$16	$(16)	$—	$—
Severance costs	65	2	(1)	(54)	12
Site closure & restructuring costs	14	29	(9)	(29)	5
Total	$79	$47	$(26)	$(83)	$17

(Dollars in millions)	Balance at January 1, 2020	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2020
Non-cash charges	$—	$145	$(145)	$—	$—
Severance costs	17	65	1	(18)	65
Site closure & restructuring costs	11	17	—	(14)	14
Total	$28	$227	$(144)	$(32)	$79

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
17.OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Foreign exchange transaction losses (gains), net (1)	$16	$10	$16
(Income) loss from equity investments and other investment (gains) losses, net	(19)	(16)	(15)
Other, net (2)	(3)	(11)	7
Other (income) charges, net	$(6)	$(17)	$8
(1)Net impact of revaluation of foreign entity assets and liabilities and effects of foreign exchange non-qualifying derivatives.
(2)Includes environmental and other costs from previously divested or non-operational sites and product lines and adjustments to contingent considerations.
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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Compensation Expense

For 2022, 2021, and 2020, total share-based compensation expense (before tax) of approximately $69 million, $70 million, and $44 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which approximately $11 million, $9 million, and $7 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. Approximately $7 million for 2022, $2 million for 2021, and $1 million for 2020 of stock option compensation expense was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for stock options awarded in 2022, 2021, and 2020 are provided in the table below:

Assumptions	2022	2021	2020
Expected volatility rate	28.98%	28.99%	21.56%
Expected dividend yield	2.57%	3.58%	3.30%
Average risk-free interest rate	2.35%	0.95%	0.94%
Expected term years	6.4	6.0	5.9

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

A summary of the activity of the Company's stock option awards for 2022, 2021, and 2020 is presented below:

	2022		2021		2020
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,168,500	$84	3,526,600	$79	3,479,300	$80
Granted	443,100	113	449,700	109	622,000	62
Exercised	(122,700)	74	(807,200)	77	(568,800)	64
Cancelled, forfeited, or expired	(9,700)	87	(600)	74	(5,900)	82
Outstanding at end of year	3,479,200	$88	3,168,500	$84	3,526,600	$79
Options exercisable at year-end	2,534,400		2,047,500		2,192,300
Available for grant at end of year	8,355,640		9,866,480		4,046,748

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2022	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2022	Weighted-Average Exercise Price
$61-$75	1,037,200	5.2	$65	831,800	$66
$76-$90	1,099,700	5.3	82	1,018,600	82
$91-$105	535,800	5.2	104	535,800	104
$106-$121	806,500	8.6	114	148,200	109
	3,479,200	6.0	$88	2,534,400	$83

The range of exercise prices of options outstanding at December 31, 2022 is approximately $61 to $121 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2022 is $17 million and $13 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2022 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2022 is 5.1 years.

The weighted average fair value of options granted during 2022, 2021, and 2020 was $26.80, $19.81, and $7.92, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020, was $6 million, $31 million, and $14 million, respectively. Cash proceeds received by the Company from option exercises totaled $10 million with a related tax benefit of $1 million, respectively, for 2022, $62 million with a related tax benefit of $5 million, respectively, for 2021, and $36 million with a related tax benefit of $2 million, respectively, for 2020. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $8 million, $8 million, and $9 million, respectively.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2022 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2022	1,121,000	$13.88
Granted	443,100	$26.80
Vested	(611,900)	$12.99
Cancelled, forfeited, or expired	(7,400)	$14.90
Nonvested options at December 31, 2022	944,800	$20.50

For nonvested options at December 31, 2022, approximately $3 million in compensation expense will be recognized over the next two years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2022-2024, 2021-2023, and 2020-2022 periods were 288 thousand, 311 thousand, and 423 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2022, 2021, and 2020 were 160 thousand, 166 thousand, and 227 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2022, 2021, and 2020 was approximately $58 million, $60 million, and $37 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2022 was approximately $73 million and will be recognized primarily over a period of two years.

19.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Current assets	$22	$(57)	$(1)
Other assets	12	(32)	(14)
Current liabilities	180	109	5
Long-term liabilities and equity	76	69	15
Total	$290	$89	$5

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, equity investment dividends, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2022	2021	2020

Interest, net of amounts capitalized	$179	$170	$191
Income taxes, net of refunds	78	122	179
Non-cash investing activities:
Outstanding trade payables related to capital expenditures	64	22	20

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
20.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate.

To maintain comparability of segment financial statement information, the Company has moved the divested businesses from the AFP segment to "Other" and recast the segment financial information for sales revenue, EBIT, assets, depreciation and amortization expense, and capital expenditures related to the divested rubber additives product lines and related assets and technology and the divested adhesives resins business.

Advanced Materials Segment

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end-uses in transportation; durables and electronics; building and construction; medical and pharma; and consumables end-markets.

The advanced interlayers product line includes polyvinyl butyral sheet and specialty polyvinyl butyral intermediates. The performance films product line primarily consists of window films and protective films products for aftermarket applied films. The specialty plastics product line consists of two primary products: copolyesters and cellulosic biopolymers.

	Percentage of Total Segment Sales
Product Lines	2022	2021	2020
Advanced Interlayers	29%	29%	29%
Performance Films	20%	20%	20%
Specialty Plastics	51%	51%	51%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2022	2021	2020
United States and Canada	33%	30%	34%
Asia Pacific	35%	38%	33%
Europe, Middle East, and Africa	26%	27%	27%
Latin America	6%	5%	6%
Total	100%	100%	100%

Additives & Functional Products Segment

In the AFP segment, the Company manufactures materials for products in the transportation; personal care and wellness; food, feed, and agriculture; building and construction; water treatment and energy; consumables; and durables and electronics end-markets.

The products manufactured by the Company in the animal nutrition business consist of organic acid-based solutions product lines. The care additives business consists of amine derivative-based building blocks for the production of flocculants, intermediates for surfactants, fumigants, fungicides, and plant growth regulator products. The coatings additives product line can be broadly classified as polymers and additives and solvents and include specialty coalescents, specialty solvents, paint additives, and specialty polymers. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Product Lines	2022	2021	2020
Animal Nutrition	14%	12%	12%
Care Additives	34%	32%	34%
Coatings Additives	34%	38%	36%
Specialty Fluids	18%	18%	18%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2022	2021	2020
United States and Canada	39%	38%	38%
Asia Pacific	24%	27%	26%
Europe, Middle East, and Africa	31%	29%	30%
Latin America	6%	6%	6%
Total	100%	100%	100%

Chemical Intermediates Segment

Eastman leverages large scale and vertical integration from the cellulosic biopolymers and acetyl, olefins, and alkylamines streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into end-markets such as industrial chemicals and processing, building and construction, health and wellness, and agrochemicals.

The functional amines product lines include methylamines and salts, and higher amines and solvents. In the intermediates product line, the Company produces olefin derivatives, acetyl derivatives, ethylene, and commodity solvents. The plasticizers product line consists of a unique set of primary non-phthalate and phthalate plasticizers and a range of niche non-phthalate plasticizers.

	Percentage of Total Segment Sales
Product Lines	2022	2021	2020
Functional Amines	24%	21%	23%
Intermediates	56%	57%	57%
Plasticizers	20%	22%	20%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2022	2021	2020
United States and Canada	70%	70%	65%
Asia Pacific	7%	8%	13%
Europe, Middle East, and Africa	17%	16%	16%
Latin America	6%	6%	6%
Total	100%	100%	100%

Fibers Segment

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic staple fibers and filament yarn for use in apparel, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Product Lines	2022	2021	2020
Acetate Tow	64%	64%	70%
Acetate Yarn	14%	14%	9%
Acetyl Chemical Products	16%	16%	16%
Nonwovens	6%	6%	5%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2022	2021	2020
United States and Canada	25%	25%	26%
Asia Pacific	35%	35%	32%
Europe, Middle East, and Africa	37%	37%	39%
Latin America	3%	3%	3%
Total	100%	100%	100%

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Sales by Segment
Advanced Materials	$3,207	$3,027	$2,524
Additives & Functional Products	3,165	2,708	2,095
Chemical Intermediates	3,026	2,849	2,090
Fibers	1,022	900	837
Total Sales by Operating Segment	10,420	9,484	7,546
Other (1)	160	992	927
Total Sales	$10,580	$10,476	$8,473
(1)"Other" includes sales revenue from the divested rubber additives and adhesives resins businesses.

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Earnings (Loss) Before Interest and Taxes by Segment
Advanced Materials	$376	$519	$427
Additives & Functional Products	483	448	382
Chemical Intermediates	409	445	166
Fibers	131	142	180
Total EBIT by Operating Segment	1,399	1,554	1,155
Other (1)
Growth initiatives and businesses not allocated to operating segments	(196)	(49)	(32)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	70	375	(156)
Asset impairments and restructuring charges, net	(21)	(18)	(206)
Net gain (loss) on divested businesses and related transaction costs	(61)	(570)	—
Steam line incident costs, net of insurance proceeds	(39)	—	—
Other income (charges), net not allocated to operating segments	7	(11)	(20)
Total EBIT	$1,159	$1,281	$741
(1)"Other" includes EBIT of $6 million in 2022 and loss before interest and taxes of $502 million and $70 million in 2021 and 2020, respectively, from the divested rubber additives and adhesives resins businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(Dollars in millions)	2022	2021
Assets by Segment (1)
Advanced Materials	$4,967	$4,661
Additives & Functional Products	4,127	4,188
Chemical Intermediates	2,695	2,703
Fibers	1,046	972
Total Assets by Operating Segment	12,835	12,524
Corporate Assets	1,832	2,995
Total Assets	$14,667	$15,519

(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets. As disclosed in Note 1, "Significant Accounting Policies", December 31, 2021 Assets by Segment have been recast from Note 20, "Segment and Regional Sales Information", to the Company's 2021 Annual Report on Form 10-K. Prior to the recast, December 31, 2021 assets reported for the AFP segment were revised from $4,643 million to $5,195 million, and assets reported for Corporate and Other Assets were revised from $2,540 million to $1,988 million. Total assets were not impacted by the misclassification.

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Depreciation and Amortization Expense by Segment
Advanced Materials	$163	$177	$187
Additives & Functional Products	134	132	125
Chemical Intermediates	112	111	108
Fibers	61	60	56
Total Depreciation and Amortization Expense by Operating Segment	470	480	476
Other (1)	7	58	98
Total Depreciation and Amortization Expense	$477	$538	$574
(1)"Other" includes depreciation and amortization expense from the divested rubber additives and adhesives resins businesses.

	For years ended December 31,
(Dollars in millions)	2022	2021	2020
Capital Expenditures by Segment
Advanced Materials	$341	$280	$140
Additives & Functional Products	98	97	79
Chemical Intermediates	98	124	84
Fibers	43	33	31
Total Capital Expenditures by Operating Segment	580	534	334
Other (1)	31	21	49
Total Capital Expenditures	$611	$555	$383
(1)"Other" includes capital expenditures from the divested rubber additives and adhesives resins businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2022	2021	2020
Sales
United States	$4,738	$4,397	$3,437
All foreign countries	5,842	6,079	5,036
Total	$10,580	$10,476	$8,473

	December 31,
	2022	2021	2020
Net properties
United States	$4,180	$3,847	$4,106
All foreign countries	980	1,149	1,443
Total	$5,160	$4,996	$5,549

21.RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2022	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2022
Reserve for:
Credit losses	$17	$(2)	$—	$—	$15
LIFO inventory	365	128	—	—	493
Non-environmental asset retirement obligations	51	2	(1)	1	51
Environmental contingencies	281	7	—	14	274
Deferred tax valuation allowance	339	(79)	(2)	—	258
	$1,053	$56	$(3)	$15	$1,091

(Dollars in millions)		Additions
	Balance at January 1, 2021	Charges (Credits) to Cost and Expense	Other Accounts (1)	Deductions (2)	Balance at December 31, 2021
Reserve for:
Credit losses	$14	$4	$(1)	$—	$17
LIFO inventory	226	159	(30)	(10)	365
Non-environmental asset retirement obligations	51	2	(1)	1	51
Environmental contingencies	285	11	—	15	281
Deferred tax valuation allowance	393	(55)	1	—	339
	$969	$121	$(31)	$6	$1,053
(1)Other accounts in the reserve for LIFO inventory was due to assets held for sale classification resulting from the Company entering into a definitive agreement to sell the adhesives resins business.
(2)Deductions in the reserve for LIFO inventory was the result of the divestiture of rubber additives. For additional information, see Note 2, "Divestitures".

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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2022 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", under the subheading "The Board of Directors-Director Nominees", and under the heading "Corporate Governance", each as included and to be filed in the definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), is incorporated by reference herein in response to this Item. Certain information concerning executive officers of Eastman is set forth under the heading "Information About our Executive Officers" in Part I of this Annual Report on Form 10-K (this "Annual Report").

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", under the subheadings "Corporate Governance--Board Committees--Compensation and Management Development Committee", "Corporate Governance--Committee Reports" (except for the Audit Committee Report material), and "Director Compensation" and under the heading "Item 2--Advisory Approval of Executive Compensation", each as included and to be filed in the 2023 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the heading "Information about Stock Ownership", under the subheadings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders", each as included and to be filed in the 2023 Proxy Statement is incorporated by reference herein in response to this Item.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 2012 Omnibus Stock Compensation Plan, the 2017 Omnibus Stock Compensation Plan, and the 2021 Omnibus Stock Compensation Plan. Although stock and stock-based awards are still outstanding under the 2012 Omnibus Stock Compensation Plan and the 2017 Omnibus Stock Compensation Plan, no shares are available under these plans for future awards. All future share-based awards are made from the 2021 Omnibus Stock Compensation Plan and the Amended 2021 Director Stock Compensation Subplan, a component of the 2021 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2022 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,479,200	(1)	$88	8,355,640	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	3,479,200		$88	8,355,640

(1)Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 2012 Omnibus Stock Compensation Plan, the 2017 Omnibus Stock Compensation Plan, and the 2021 Omnibus Stock Compensation Plan.
(2)Shares of common stock available for future awards under the Company's 2021 Omnibus Stock Compensation Plan, including the Amended 2021 Director Stock Compensation Subplan, a component of the 2021 Omnibus Stock Compensation Plan.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", subheadings "The Board of Directors--Director Independence" and "Corporate Governance--Board Practices, Processes, and Policies--Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2023 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 3--Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2023 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.FORM 10-K SUMMARY

None.

Exhibit Number	EXHIBIT INDEX
Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.02	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 8, 1994)

4.03	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.04
Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.05	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.06	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)

4.07	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)

4.08
Form of 1.50% Note due 2023 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 26, 2016 and Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.09	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)

4.10	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)

4.11	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)

10.01
Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

10.02	Term Loan Agreement dated as of April 14, 2022 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)

10.03*	Term Loan Agreement dated as of November 17, 2022

10.04*	Non-Recourse Accounts Receivable Purchase Agreement dated October 1, 2019 and amendment dated September 28, 2022 between BNP Paribas Fortis Factor N.V. and Taminco US LLC

10.05*	Non-Recourse Accounts Receivable Purchase Agreement dated May 31, 2020 and amendment dated September 28, 2022 between BNP Paribas Fortis Factor N.V. and Eastman Chemical Company

10.06	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

10.07	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010) **

10.08	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **

Exhibit Number	EXHIBIT INDEX
Description
10.09
Eastman Chemical Company Benefit Security Trust dated December 24, 1997, as amended May 1, 1998 and February 1, 2001 and Amendment Number Three to the Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.10
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.11
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.12
Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014) **

10.13
Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) **

10.14
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012) **

10.15
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) **

10.16
Forms of Performance Share Awards to Executive Officers (2020 - 2022 Performance Period) (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020) **

10.17
Forms of Performance Share Awards to Executive Officers (2021 - 2023 Performance Period) (incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020) **

10.18
Forms of Performance Share Awards to Executive Officers (2022 - 2024 Performance Period) (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021) **

10.19*
Forms of Performance Share Awards to Executive Officers (2023 - 2025 Performance Period) (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022) **

10.20
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2022 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 1, 2021) **

10.21*
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2023 performance year **

10.22	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **

10.23	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **

10.24	2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2021 Annual Meeting Proxy Statement dated March 25, 2021 as amended on April 13, 2021) **

Exhibit Number	EXHIBIT INDEX
Description
10.25
Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) **

10.26
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) **

10.27
Form of Award Notice for Stock Options and Restricted Stock Unit Awards Granted to Executive Officers under the 2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) **

10.28
Form of Award Notice for Stock Options Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) **

10.29	Eastman Chemical Company Executive Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated February 3, 2015) **

10.30 *	Retirement and Separation Agreement **

21.01*	Subsidiaries of the Company

23.01*	Consent of Independent Registered Public Accounting Firm

31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2022

31.02*	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the year ended December 31, 2022

32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2022

32.02*	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the year ended December 31, 2022

99.01*	2022 Company and Segment Revenue by End-Use Market

99.02*	Product and Raw Material Information

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 15, 2023
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ William T. McLain, Jr.	Senior Vice President and	February 15, 2023
William T. McLain, Jr.	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Michelle R. Stewart	Vice President, Corporate Controller	February 15, 2023
Michelle R. Stewart	and Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS* (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 15, 2023
Humberto P. Alfonso

/s/ Brett D. Begemann	Director	February 15, 2023
Brett D. Begemann

/s/ Eric L. Butler	Director	February 15, 2023
Eric L. Butler

/s/ Edward L. Doheny II	Director	February 15, 2023
Edward L. Doheny II

/s/ Julie F. Holder	Director	February 15, 2023
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 15, 2023
Renée J. Hornbaker

/s/ Kim A. Mink	Director	February 15, 2023
Kim A. Mink

/s/ James J. O'Brien	Director	February 15, 2023
James J. O'Brien

/s/ David W. Raisbeck	Director	February 15, 2023
David W. Raisbeck

/s/ Charles K. Stevens III	Director	February 15, 2023
Charles K. Stevens III

*Linnie M. Haynesworth was appointed to the Board of Directors in February 2023.