Form 10-Q
period 2023-03-31
EASTMAN CHEMICAL CO
filed 2023-04-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2023
Common Stock, par value $0.01 per share	119,151,802
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	44

1A.	Risk Factors	44

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

6.	Exhibits	46

SIGNATURES

Signatures	47

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The known material factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Risk Factors" in Part II, Item 1A of this Quarterly Report. Other factors, risks or uncertainties of which management is not aware, or presently deems immaterial, could also cause actual results to differ materially from those in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2023	2022
Sales	$2,412	$2,714
Cost of sales	1,883	2,164
Gross profit	529	550
Selling, general and administrative expenses	191	196
Research and development expenses	62	65
Asset impairments and restructuring charges, net	22	2
Other components of post-employment (benefit) cost, net	(3)	(31)
Other (income) charges, net	11	(12)
Gain on divested business	—	(3)
Earnings before interest and taxes	246	333
Net interest expense	52	46
Earnings before income taxes	194	287
Provision for income taxes	60	51
Net earnings	134	236
Less: Net earnings attributable to noncontrolling interest	—	1
Net earnings attributable to Eastman	$134	$235

Basic earnings per share attributable to Eastman	$1.13	$1.82
Diluted earnings per share attributable to Eastman	$1.12	$1.80

Comprehensive Income
Net earnings including noncontrolling interest	$134	$236
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(1)	7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(5)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	(7)	40
Reclassification adjustment for (gains) losses included in net income, net	(2)	(4)
Total other comprehensive income (loss), net of tax	(15)	37
Comprehensive income including noncontrolling interest	119	273
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Eastman	$119	$272
Retained Earnings
Retained earnings at beginning of period	$8,973	$8,557
Net earnings attributable to Eastman	134	235
Cash dividends declared	(94)	(98)
Retained earnings at end of period	$9,013	$8,694

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$599	$493
Trade receivables, net of allowance for credit losses	1,051	957
Miscellaneous receivables	286	320
Inventories	1,944	1,894
Other current assets	93	114
Total current assets	3,973	3,778
Properties
Properties and equipment at cost	13,153	12,942
Less: Accumulated depreciation	7,895	7,782
Net properties	5,258	5,160
Goodwill	3,703	3,664
Intangible assets, net of accumulated amortization	1,203	1,210
Other noncurrent assets	846	855
Total assets	$14,983	$14,667

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,957	$2,125
Borrowings due within one year	1,014	1,126
Total current liabilities	2,971	3,251
Long-term borrowings	4,636	4,025
Deferred income tax liabilities	662	671
Post-employment obligations	629	628
Other long-term liabilities	823	856
Total liabilities	9,721	9,431
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,703,492 and 222,348,557 for 2023 and 2022, respectively)	2	2
Additional paid-in capital	2,325	2,315
Retained earnings	9,013	8,973
Accumulated other comprehensive income (loss)	(220)	(205)
	11,120	11,085
Less: Treasury stock at cost (103,602,488 and 103,602,488 shares for 2023 and 2022, respectively)	5,932	5,932
Total Eastman stockholders' equity	5,188	5,153
Noncontrolling interest	74	83
Total equity	5,262	5,236
Total liabilities and stockholders' equity	$14,983	$14,667

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$134	$236
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141	121
Gain on divested business	—	(3)
Benefit from deferred income taxes	(7)	(24)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(91)	(127)
(Increase) decrease in inventories	(44)	(184)
Increase (decrease) in trade payables	(132)	152
Pension and other postretirement contributions (in excess of) less than expenses	(19)	(43)
Variable compensation payments (in excess of) less than expenses	(16)	(168)
Other items, net	32	57
Net cash (used in) provided by operating activities	(2)	17
Investing activities
Additions to properties and equipment	(174)	(112)
Proceeds from sale of businesses	16	—
Acquisition, net of cash acquired	(73)	—
Additions to capitalized software	(2)	(3)
Other items, net	(19)	(2)
Net cash used in investing activities	(252)	(117)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(326)	236
Proceeds from borrowings	796	—
Dividends paid to stockholders	(94)	(98)
Proceeds from stock option exercises and other items, net	(19)	(9)
Net cash provided by financing activities	357	129
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net change in cash and cash equivalents	106	28
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$599	$487

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2022 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2022 financial position data included herein was derived from the consolidated financial statements included in the 2022 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of business ventures in which Eastman has a controlling interest. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), and goodwill related to the product moves announced in first quarter 2023. See Note 3, "Goodwill", and Note 14, "Segment Information", for more information.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2021-08 Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: On January 1, 2023, Eastman adopted prospectively this update, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 Revenue from Contracts with Customers, as if it had originated the contracts. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2022-01 Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method: On January 1, 2023, Eastman adopted this update which clarifies the guidance in Accounting Standards Codification ("ASC") 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets. This ASU amends the guidance in ASU 2017-12 (released on August 28, 2017) that, among other things, established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible. ASU 2022-01 renames that method the "portfolio layer" method and addresses feedback from stakeholders regarding its application. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures: On January 1, 2023, Eastman adopted this update which amends the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40, and enhances creditors' disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. This ASU also amends the guidance on "vintage disclosures" to require disclosure of gross write-offs by year of origination. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations: On January 1, 2023, Eastman adopted this update which requires the buyer in a supplier finance program to disclose qualitative and quantitative information about the program. Required disclosures include information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The adoption did not have a significant impact on the Company's financial position, results of operations, or cash flows. The required disclosures are included as part of "Working Capital Management and Off Balance Sheet Arrangements" disclosure below.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Adopted as of March 31, 2023

ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The Financial Accounting Standards Board ("FASB") issued this update in June 2022, which states that when measuring the fair value of an asset or a liability, a reporting entity should consider the characteristics of the asset or liability, including restrictions on the sale of the asset or liability, if a market participant also would take those characteristics into account. Key to that determination is the unit of account for the asset or liability being measured at fair value. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in first quarter 2023 and 2022 were $677 million and $502 million, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $87 million and $100 million at March 31, 2023 and December 31, 2022, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2023	2022
Finished goods	$1,437	$1,347
Work in process	291	297
Raw materials and supplies	709	743
Total inventories at FIFO or average cost	2,437	2,387
Less: LIFO reserve	493	493
Total inventories	$1,944	$1,894

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both March 31, 2023 and December 31, 2022.

3.GOODWILL

As a result of product moves between the Additives & Functional Products ("AFP") segment and the Chemical Intermediates ("CI") segment that occurred in first quarter 2023, goodwill was reassigned to segments using a relative fair value allocation. In conjunction with the product moves and as required by GAAP, during first quarter 2023 Eastman performed an impairment assessment and concluded that no indication of an impairment existed. For further information on the product moves, see Note 1, "Significant Accounting Policies", and Note 14, "Segment Information".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes to the carrying value of goodwill follow:

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
Adjustments to net goodwill resulting from reorganization	—	569	(569)	—	—
Acquisition	37	—	—	—	37
Currency translation adjustments	(3)	3	2	—	2
Balance at March 31, 2023	$1,330	$2,173	$190	$10	$3,703

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, the CI segment, and other segment, respectively, at both March 31, 2023 and December 31, 2022.

4.INCOME TAXES

	First Quarter
(Dollars in millions)	2023		2022
	$	%	$	%
Provision for income taxes and tax rate	$60	31%	$51	18%

First quarter 2023 provision for income taxes includes a $23 million increase from adjustments to state valuation allowance recognized as a result of recently issued state guidance related to 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"). First quarter 2022 provision for income taxes included adjustments from finalization of prior years' income tax returns.

At March 31, 2023 and December 31, 2022, Eastman had $237 million and $235 million, respectively, in unrecognized tax benefits. At March 31, 2023, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $55 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2023	2022
Borrowings consisted of:
1.50% notes due May 2023 (1)	$816	$800
7.25% debentures due January 2024	198	198
7.625% debentures due June 2024	43	43
3.80% notes due March 2025	694	693
1.875% notes due November 2026 (1)	542	530
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	495	495
5.75% notes due March 2033 (2)	496	—
4.8% notes due September 2042	494	494
4.65% notes due October 2044	877	877
2024 Term Loan	300	—
2027 Term Loan	499	499
Commercial paper and short-term borrowings	—	326
Total borrowings	5,650	5,151
Less: Borrowings due within one year	1,014	1,126
Long-term borrowings	$4,636	$4,025
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
(2)Net proceeds from the bond issuance will be used to finance or refinance existing and future eligible green investment initiatives which contribute to Eastman's environmental sustainability strategy (a green bond).

In March 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes will be allocated to eligible projects to advance Eastman's sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million.

Credit Facility, Term Loans, and Commercial Paper Borrowings

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of March 31, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.07%. In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan balance outstanding was $499 million at both March 31, 2023 and December 31, 2022, with variable interest rates of 5.92% and 5.55%, respectively. Borrowings under the 2024 Term Loan and 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in March 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2023, the Company had no outstanding commercial paper borrowings. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2023 and December 31, 2022.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2023 and December 31, 2022 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, under the Term Loans and commercial paper, equals the carrying value and is classified as Level 2. At March 31, 2023 and December 31, 2022, the fair values of total borrowings were $5.5 billion and $4.9 billion, respectively. The Company had no borrowings classified as Level 1 and Level 3 as of March 31, 2023 and December 31, 2022.

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

For further information on hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

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

In February 2023, Eastman entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swap includes €283 million ($300 million) maturing March 2033.

In February 2023, the Company also entered into a fixed-to-fixed cross-currency swap and designated the swap to hedge a portion of its net investment in a Japanese yen functional currency denominated subsidiary against foreign currency fluctuations. This contract involves the exchange of fixed U.S. dollars with fixed Japanese yen interest payments over the life of the contract and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include ¥6.7 billion ($50 million) maturing March 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2023 and December 31, 2022 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2023	December 31, 2022

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€515	€573
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	8	3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€870	€587
JPY/USD (in JPY)	¥6,723	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€1,247	€1,247

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of March 31, 2023 and December 31, 2022. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2023 or 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of March 31, 2023 and December 31, 2022.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$—	$3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	64	72
Total Derivative Assets		$64	$76

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$2	$3
Foreign exchange contracts	Payables and other current liabilities	10	8
Foreign exchange contracts	Other long-term liabilities	4	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	4	5

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	8	—
Total Derivative Liabilities		$28	$20
Total Net Derivative Assets (Liabilities)		$36	$56

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $1.4 billion at March 31, 2023 and $1.3 billion at December 31, 2022. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2023 and December 31, 2022, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term borrowings	$71	$70	$(4)	$(5)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2023 and 2022.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Commodity contracts	$(3)	$24	$(1)	$3
Foreign exchange contracts	(7)	6	5	5
Forward starting interest rate and treasury lock swap contracts	1	5	(1)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(27)	61	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(17)	23	—	—
Cross-currency interest rate swaps excluded component	1	(10)	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2023 and 2022.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,412	$1,883	$52	$2,714	$2,164	$46

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(1)			3
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	5			5

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $5 million during first quarter 2023, and did not recognize a gain or loss during first quarter 2022.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $79 million and $134 million at March 31, 2023 and December 31, 2022, respectively. Gains in AOCI decreased between December 31, 2022 and March 31, 2023 primarily as a result of an increase in euro to U.S. dollar exchange rates. If recognized, approximately $1 million in pre-tax losses, as of March 31, 2023, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

7.RETIREMENT PLANS

Defined Benefit Pension Plans and Other Postretirement Benefit Plans

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits. In addition, Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Company funding is provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. Costs recognized for these benefits are estimated amounts, which may change as actual costs for the year are determined.

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$2	$6	$4	$—	$—
Interest cost	19	7	11	4	7	4
Expected return on assets	(22)	(6)	(32)	(9)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(7)	(8)
Net periodic benefit (credit) cost	$3	$3	$(15)	$(1)	$(1)	$(5)

The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
Remainder of 2023	$100	$21	$35
2024	135	26	47
2025	134	28	47
2026	131	31	46
2027	136	35	45
2028-2032	644	187	208

8.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2023	December 31, 2022
Environmental contingencies, current	$15	$10
Environmental contingencies, long-term	260	264
Total	$275	$274

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $243 million to the maximum of $455 million and from the best estimate or minimum of $245 million to the maximum of $457 million at March 31, 2023 and December 31, 2022, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first three months 2023 and full year 2022 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2021	$253
Changes in estimates recognized in earnings and other	6
Cash reductions	(14)
Balance at December 31, 2022	245
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2023	$243

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $32 million and $29 million at March 31, 2023 and December 31, 2022, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $52 million and $51 million at March 31, 2023 and December 31, 2022, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.LEGAL MATTERS

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

10.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2023 and 2022 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	134	—	—	134	—	134
Cash Dividends Declared (1) ($0.79 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	(15)	—	(15)	—	(15)
Share-Based Compensation Expense (2)	—	22	—	—	—	22	—	22
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	3	(11)
Distributions to noncontrolling interest	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2023	$2	$2,325	$9,013	$(220)	$(5,932)	$5,188	$74	$5,262

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	235	—	—	235	1	236
Cash Dividends Declared (1) ($0.76 per share)	—	—	(98)	—	—	(98)	—	(98)
Other Comprehensive Income (Loss)	—	—	—	37	—	37	—	37
Share-Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	8	—	—	—	8	—	8
Other (3)	—	(18)	—	—	—	(18)	(1)	(19)
Share Repurchase (4)	—	60	—	—	(60)	—	—	—
Balance at March 31, 2022	$2	$2,262	$8,694	$(145)	$(4,920)	$5,893	$84	$5,977
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Treasury shares delivered pursuant to final settlement of the December 2021 accelerated share repurchase program ("2021 ASR") accounted for as a reduction of Additional paid-in capital prior to settlement.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(237)	$59	$(3)	$(1)	$(182)
Period change	7	(27)	(3)	—	(23)
Balance at December 31, 2022	(230)	32	(6)	(1)	(205)
Period change	(1)	(5)	(9)	—	(15)
Balance at March 31, 2023	$(231)	$27	$(15)	$(1)	$(220)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(1)	$(1)	$7	$7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(5)	(8)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	(9)	(7)	53	40
Reclassification adjustment for (gains) losses included in net income, net	(3)	(2)	(5)	(4)
Total other comprehensive income (loss)	$(20)	$(15)	$47	$37

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2023	2022
Numerator
Earnings attributable to Eastman, net of tax	$134	$235

Denominator
Weighted average shares used for basic EPS	118.9	129.0
Dilutive effect of stock options and other awards	0.8	1.7
Weighted average shares used for diluted EPS	119.7	130.7

(Calculated using whole dollars and shares)
EPS
Basic	$1.13	$1.82
Diluted	$1.12	$1.80

Shares underlying stock options of 1,879,459 and 507,692 for first quarter 2023 and 2022, respectively, were excluded from calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. The Company did not repurchase shares in first quarter 2023. First quarter 2022 reflects 548,035 shares delivered as part of the accelerated share repurchase program the Company entered into in fourth quarter 2021 (the "2021 ASR").

The Company declared cash dividends of $0.79 and $0.76 per share for first quarter 2023 and 2022, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	First Quarter
	2023	2022
Severance charges (1)	$16	$—
Site closure and other restructuring charges (2) (3)	6	2
Total	$22	$2

(1)Severance charges as part of fourth quarter 2022 cost reduction initiatives reported in "Other".
(2)First quarter 2023 site closure costs are for the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first quarter 2023 related to the closure of this facility.
(3)First quarter 2022 site closure costs of $1 million in the CI segment for the previously reported closure of a Singapore manufacturing site, and $1 million in the AM segment for the closure of an advanced interlayers manufacturing facility in North America.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first three months 2023 and full year 2022:

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2023
Severance costs	$34	$16	$—	$(20)	$30
Other restructuring costs	18	6	—	(22)	2
Total	$52	$22	$—	$(42)	$32

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	$12	$31	$—	$(9)	$34
Other restructuring costs	5	21	1	(9)	18
Total	$17	$52	$1	$(18)	$52

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

13.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and long-term performance shares. In first quarter 2023 and 2022, $22 million and $25 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $7 million and $8 million, respectively, was for stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2023 and 2022, $6 million and $7 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on first quarter 2023 and 2022 net earnings of $16 million and $19 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Grants

In first quarter 2023 and 2022, the number of stock options granted under the 2021 Omnibus Stock Compensation Plan was approximately 399 thousand and 362 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2023 and 2022 are provided in the table below:

	First Quarter
Assumptions	2023	2022
Expected volatility rate	30.55%	28.69%
Expected dividend yield	3.31%	2.46%
Average risk-free interest rate	4.13%	1.93%
Expected term years	6.4	6.4
The grant date exercise price and fair value of options granted during first quarter 2023 were $83.84 and $21.67, respectively, and first quarter 2022 were $120.80 and $28.07, respectively.

For options unvested at March 31, 2023, $4 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2023 and 2022 for the 2023-2025 and 2022-2024 periods was approximately 407 thousand and 288 thousand, respectively. The target shares awarded are assumed to vest at 100 percent of the established target. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2023 and 2022 were approximately 108 thousand and 71 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2023 and 2022, $15 million and $17 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2023 was approximately $117 million and will be recognized primarily over a period of three years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

14.SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K. For additional financial information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2022 Annual Report on Form 10-K.

In first quarter 2023, the Company moved the functional amines product line into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. The information presented below has been recast for all periods presented.

(Dollars in millions)	First Quarter
Sales by Segment	2023	2022
Advanced Materials	$742	$737
Additives & Functional Products (1)	777	889
Chemical Intermediates (1)	589	715
Fibers	303	213
Total Sales by Operating Segment	2,411	2,554
Other (2)	1	160
Total Sales	$2,412	$2,714
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first quarter 2022 is sales revenue from the previously divested business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter
Earnings (Loss) Before Interest and Taxes by Segment	2023	2022
Advanced Materials	$86	$61
Additives & Functional Products (1)	124	167
Chemical Intermediates (1)	42	112
Fibers	65	24
Total Earnings Before Interest and Taxes by Operating Segment	317	364
Other (2)
Growth initiatives and businesses not allocated to operating segments	(51)	(32)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	23
Asset impairments and restructuring charges, net	(16)	—
Transaction costs, net of gain on divested business	—	(6)
Net steam line incident (costs), insurance proceeds	8	(25)
Other income (charges), net not allocated to operating segments	(8)	9
Total Earnings Before Interest and Taxes	$246	$333
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first quarter 2022 includes EBIT of $6 million from the previously divested business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2022 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

•In first quarter 2023, the Company increased the provision for state income taxes due to an adjustment of the amount recognized in prior years resulting from recently issued state guidance related to the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). As with the prior years, management considers this increase unusual because of the infrequent nature of the underlying change in tax law and resulting impacts on earnings.

•In first quarter 2023, the Company recognized unusual insurance proceeds, net of costs, and in first quarter 2022, unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Accelerated depreciation resulting from the closure of a manufacturing facility; and
•Transaction costs, net of gain on divested business.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Net steam line incident costs (insurance proceeds); and
•Increase to the provision for state income taxes due to adjustment of amounts recognized in prior years as a result of recently issued state guidance related to the Tax Reform Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2023	2022
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$22	$2
Accelerated depreciation	23	—
Transaction costs, net of gain on divested business	—	6
Unusual item impacting earnings before interest and taxes:
Net steam line incident costs (insurance proceeds)	(8)	25
Total non-core and unusual items impacting earnings before interest and taxes	37	33
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	5	5
Adjustment from tax law changes	(23)	—
Interim adjustment to tax provision	(6)	(6)
Total items impacting provision for income taxes	(24)	(1)
Total items impacting net earnings attributable to Eastman	$61	$34

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit,
•Selling, general and administrative expenses ("SG&A"),
•Earnings before interest and taxes ("EBIT"),
•Provision for income taxes,
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

The Company generated sales revenue of $2.4 billion and $2.7 billion in first quarter 2023 and 2022, respectively. EBIT was $246 million and $333 million in first quarter 2023 and 2022, respectively. Excluding the non-core and unusual items identified in "Non-GAAP Financial Measures", adjusted EBIT was $283 million and $366 million in first quarter 2023 and 2022, respectively.

Sales revenue in first quarter 2023 compared to first quarter 2022 decreased primarily due to lower sales volume, including an unfavorable impact from divested business, partially offset by higher selling prices. Adjusted EBIT decreased in first quarter 2023 compared to first quarter 2022 primarily due to lower sales volume, higher pension expense, an unfavorable shift in foreign currency exchanges rates, and continued investment in growth. These factors were partially offset by higher selling prices, net of higher raw material and energy costs, and higher distribution costs and lower manufacturing costs, primarily due to the unplanned outage in first quarter 2022.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$134	$1.12	$235	$1.80
Total non-core and unusual items, net of tax	55	0.45	28	0.21
Interim adjustment to tax provision	6	0.06	6	0.05
Adjusted net earnings	$195	$1.63	$269	$2.06
Cash used in operating activities was $2 million in first three months 2023 and cash provided by operating activities was $17 million in first three months 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2023	2022	$	%
Sales	$2,412	$2,714	$(302)	(11)%
Volume / product mix effect			(247)	(9)%
Price effect			149	6%
Exchange rate effect			(44)	(2)%
Divested business effect			(160)	(6)%

Sales revenue decreased in first quarter 2023 compared to first quarter 2022 as a result of the impact from divested business and decreases in the CI and AFP segments, partially offset by increases in the Fibers and AM segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2023	2022	Change
Gross profit	$529	$550	(4)%
Accelerated depreciation	23	—
Net steam line incident costs (insurance proceeds)	(8)	25
Gross profit excluding non-core and unusual items	$544	$575	(5)%

Gross profit in first quarter 2023 and 2022 included incremental costs and insurance proceeds, from the steam line incident, and first quarter 2023 included accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit decreased in first quarter 2023 compared to first quarter 2022 as a result of decreases in the CI and AFP segments, partially offset by increases in the Fibers and AM segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2023	2022	Change
Selling, general and administrative expenses	$191	$196	(3)%
Transaction costs	—	(9)
Selling, general and administrative expenses excluding non-core item	$191	$187	2%

First quarter 2022 SG&A expenses included transaction costs for divested businesses. Excluding this non-core item, SG&A expenses were higher in first quarter 2023 compared to first quarter 2022 primarily as a result of higher variable compensation costs.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2023	2022	Change
Research and development expenses	$62	$65	(5)%

R&D expenses decreased in first quarter 2023 compared to first quarter 2022 primarily due to the cost reduction initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	First Quarter
	2023	2022
Severance charges	$16	$—
Site closure and other restructuring charges	6	2
Total	$22	$2

For detailed information regarding asset impairments and restructuring charges, net see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2023	2022
Other components of post-employment (benefit) cost, net	$(3)	$(31)

Other components of post-employment (benefit) cost, net decreased in first quarter 2023 compared to first quarter 2022 as a result of higher interest expense, attributable to higher discount rates, and lower expected return on assets, attributable to unfavorable asset returns on a lower beginning asset basis for 2023. For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2023	2022
Foreign exchange transaction (gains) losses, net	$2	$1
(Income) loss from equity investments and other investment (gains) losses, net	6	(12)
Other, net	3	(1)
Other (income) charges, net	$11	$(12)

Other (income) charges, net increased in first quarter 2023 compared to first quarter 2022 primarily due to valuation adjustments in equity investments. For more information regarding components of foreign exchange transaction losses, see Note 6, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2023	2022	Change
Earnings before interest and taxes	$246	$333	(26)%
Asset impairments and restructuring charges, net	22	2
Transaction costs, net of gain on divested business	—	6
Accelerated depreciation	23	—
Net steam line incident costs (insurance proceeds)	(8)	25
Earnings before interest and taxes excluding non-core and unusual items	$283	$366	(23)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2023	2022	Change
Gross interest costs	$58	$49	18%
Less: Capitalized interest	3	2
Interest expense	55	47
Less: Interest income	3	1
Net interest expense	$52	$46	13%

Net interest expense increased in first quarter 2023 compared to first quarter 2022 primarily as a result of higher interest rates and higher total borrowings.

Provision for Income Taxes

	First Quarter
	2023		2022
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$60	31%	$51	18%
Tax provision for non-core and unusual items (1)	5		5
Adjustment from tax law changes (2)	(23)		—
Interim adjustment to tax provision (3)	(6)		(6)
Adjusted provision for income taxes and effective tax rate	$36	16%	$50	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Increase to the provision for state income taxes due to adjustment of amounts recognized in prior years as a result of recently issued state guidance related to the Tax Reform Act.
(3)First quarter 2023 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2022 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first three months 2023 and 2022 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Three Months (1)
	2023	2022
Effective tax rate	31%	18%
Discrete tax items (2)	—%	1%
Tax impact of current year non-core and unusual items (3)	(8)%	1%
Changes in tax contingencies and valuation allowances	(1)%	(1)%
Forecasted full year impact of expected tax events	(6)%	(3)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent in both first three months 2023 and 2022.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first three months 2022 are for share based compensation expense and adjustments to certain prior year tax returns.
(3)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$134	$1.12	$235	$1.80
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	18	0.14	1	—
Accelerated depreciation	20	0.17	—	—
Transaction costs, net of gain on divested business	—	—	8	0.07
Unusual items, net of tax: (1)
Net steam line incident costs (insurance proceeds)	(6)	(0.05)	19	0.14
Adjustment from tax law changes	23	0.19	—	—
Interim adjustment to tax provision	6	0.06	6	0.05
Adjusted net earnings and diluted earnings per share attributable to Eastman	$195	$1.63	$269	$2.06
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2022 Annual Report on Form 10-K.
In first quarter 2023, the Company moved the functional amines product line into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP and the CI segments for each quarter from first quarter 2019 through fourth quarter 2022. The information presented below is the recast information for all periods presented. For more information, refer to the Current Report on Form 8-K dated April 27, 2023.
Advanced Materials Segment

	First Quarter
			Change
	2023	2022	$	%
(Dollars in millions)
Sales	$742	$737	$5	1%
Volume / product mix effect			(41)	(6)%
Price effect			67	10%
Exchange rate effect			(21)	(3)%

Earnings before interest and taxes	$86	$61	$25	41%
Asset impairments and restructuring charges, net	—	1	(1)
Earnings before interest and taxes excluding non-core item	86	62	24	39%
Sales revenue in first quarter 2023 increased compared to first quarter 2022 due to higher selling prices mostly offset by lower sales volume and an unfavorable shift in foreign currency exchange rates. Higher selling prices, particularly for advanced interlayers and specialty plastics product lines, were due to higher raw material, energy, and distribution prices. Lower sales volume was primarily driven by the specialty plastics product line due to significant destocking attributed to global economic uncertainty in the durables and electronics and consumables end-markets, partially offset by higher sales volume of premium products in the performance films and advanced interlayers product lines due to increase in automotive end-market demand.

EBIT excluding non-core items increased in first quarter 2023 compared to first quarter 2022 primarily due to: $33 million lower manufacturing costs, primarily as a result of an unplanned outage in first quarter 2022; $18 million higher selling prices, net of higher raw materials and energy costs and distribution costs; $15 million unfavorable shift in foreign currency exchange rates; and $9 million lower sales volume.

In February 2023, the Company completed the acquisition of Ai-Red Technology (Dalian) Co., Ltd. ("Dalian"), a manufacturer and supplier of paint protection and window film for auto and architectural markets in the Asia Pacific region for a preliminary purchase price of approximately $75 million, net of cash acquired. The acquisition of Dalian is expected to enhance continued global growth of the AM segment performance films product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	First Quarter
			Change
	2023	2022	$	%
(Dollars in millions)
Sales	$777	$889	$(112)	(13)%
Volume / product mix effect			(130)	(15)%
Price effect			34	4%
Exchange rate effect			(16)	(2)%

Earnings before interest and taxes	$124	$167	$(43)	(26)%

Sales revenue in first quarter 2023 decreased compared to first quarter 2022 primarily due to lower sales volume, partially offset by higher selling prices. Lower sales volume was primarily attributable to deceleration of demand and customer destocking in the building and construction, water treatment, and personal care end-markets. Higher selling prices, particularly in functional amines and care additives product lines, were primarily due to higher raw material, energy, and distribution prices.

EBIT decreased in first quarter 2023 compared to first quarter 2022 primarily due to $41 million lower sales volume.
Chemical Intermediates Segment

	First Quarter
			Change
	2023	2022	$	%
(Dollars in millions)
Sales	$589	$715	$(126)	(18)%
Volume / product mix effect			(83)	(12)%
Price effect			(38)	(5)%
Exchange rate effect			(5)	(1)%

Earnings before interest and taxes	$42	$112	$(70)	(63)%
Asset impairments and restructuring charges, net	—	1	(1)
Earnings before interest and taxes excluding non-core item	42	113	(71)	(63)%
Sales revenue in first quarter 2023 decreased compared to first quarter 2022 primarily due to lower sales volume and lower selling prices across most product lines. Lower sales volume in the plasticizers and olefins product lines was primarily attributed to deceleration of demand and competitive pressures in the building and construction, consumer durables, and industrial chemical end-markets. Lower selling prices were attributable to lower raw material prices.

EBIT excluding non-core items decreased in first quarter 2023 compared to first quarter 2022 primarily due to $34 million lower selling prices, net of lower raw material and energy costs and $21 million lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
	2023	2022	$	%
(Dollars in millions)
Sales	$303	$213	$90	42%
Volume / product mix effect			6	3%
Price effect			86	40%
Exchange rate effect			(2)	(1)%

Earnings before interest and taxes	$65	$24	$41	171%
Asset impairments and restructuring charges, net	6	—	6
Accelerated depreciation	23	—	23
Earnings before interest and taxes excluding non-core items	94	24	70	292%
Sales revenue in first quarter 2023 increased compared to first quarter 2022 primarily due to higher selling prices in acetate tow, driven by an increase in industry capacity utilization and higher raw material, energy, and distribution prices throughout 2022.

EBIT in first quarter 2023 included asset impairments and restructuring charges and accelerated depreciation from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT excluding non-core items increased in first quarter 2023 compared to first quarter 2022 primarily due to $74 million higher selling prices, net of higher raw material and energy costs.
Other

	First Quarter
	2023	2022
(Dollars in millions)
Sales	$1	$160

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(51)	$(32)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	23
Asset impairments and restructuring charges, net	(16)	—
Transaction costs, net of gain on divested business	—	(6)
Net steam line incident costs (insurance proceeds)	8	(25)
Other income (charges), net not allocated to operating segments	(8)	9
Loss before interest and taxes	$(71)	$(31)
Asset impairments and restructuring charges, net	16	—
Transaction costs, net of gain on divested business	—	6
Net steam line incident costs (insurance proceeds)	(8)	25
Loss before interest and taxes excluding non-core and unusual items	(63)	—
Sales and costs related to growth initiatives, R&D expenses, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First quarter 2022 includes sales revenue and EBIT of a previously divested business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

First quarter 2023 and 2022 EBIT included steam line incident costs and insurance proceeds. For more information, see "Non-GAAP Financial Measures" in this MD&A. In first quarter 2023, the Company recognized severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2022. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2023	2022	$	%
United States and Canada	$1,065	$1,198	$(133)	(11)%
Europe, Middle East, and Africa	709	745	(36)	(5)%
Asia Pacific	521	612	(91)	(15)%
Latin America	117	159	(42)	(26)%
Total Eastman Chemical Company	$2,412	$2,714	$(302)	(11)%

Sales revenue decreased in first quarter 2023 compared to first quarter 2022 due to lower sales volume in all regions (down 15 percent, including the impact from a divested business) and an unfavorable shift in foreign currency exchange rates in Europe, Middle East and Africa and Asia Pacific (down 2 percent) being partially offset by higher selling prices in all regions (up 6 percent).
Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

Cash flows from operations, cash and cash equivalents, and the other sources of liquidity are expected to be available and sufficient to meet known short and long-term cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in Part II, Item 1A of this Quarterly Report. Management believes maintaining a financial profile that supports an investment grade credit rating is important to its long-term strategy and financial flexibility.

	First Three Months
(Dollars in millions)	2023	2022
Net cash provided by (used in)
Operating activities	$(2)	$17
Investing activities	(252)	(117)
Financing activities	357	129
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net change in cash and cash equivalents	106	28
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$599	$487

Cash used in operating activities was $2 million in first three months 2023 compared with cash provided by operating activities of $17 million in first three months 2022 due to higher working capital driven by a decrease in trade payables and lower net earnings partially offset by lower variable compensation payout.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities increased $135 million in first three months 2023 compared with first three months 2022 primarily due to an acquisition in the AM segment in 2023 and higher capital expenditures.

Cash provided by financing activities increased $228 million in first three months 2023 compared with first three months 2022, primarily due to proceeds from borrowings partially offset with net repayment of commercial paper borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A for additional information.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in first quarter 2023 and 2022 were $677 million and $502 million, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $401 million and $402 million of these receivables would have been outstanding as of March 31, 2023 and December 31, 2022, respectively, had they not been sold under these factoring agreements.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. The supplier invoices that have been confirmed as valid under the program require payment in full on the invoice due date. For additional information, see Note 1, "Significant Accounting Policies", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Debt and Other Commitments

At March 31, 2023, the Company's borrowings totaled $5.7 billion with various maturities. The Company expects to use a combination of available cash and debt proceeds to repay the $816 million principal amount of 1.50% notes due May 2023.

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of March 31, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.07%. In March 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes will be allocated to eligible projects to advance Eastman’s sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. The Company expects attractive returns on invested capital from the sustainability projects. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million.

See Note 5, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2022 Annual Report on Form 10-K for information on other commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in March 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2023, the Company had no outstanding commercial paper borrowings. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2023 and December 31, 2022. The total amount of available borrowings under the Credit Facility was $1.50 billion as of March 31, 2023. For additional information, see Section 5.03 of the Credit Facility at Exhibit 10.01 to this Quarterly Report.

See Note 5, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	March 31,	December 31,
(Dollars in millions)	2023	2022
Total borrowings	$5,650	$5,151
Less: Cash and cash equivalents	599	493
Net debt (1)	$5,051	$4,658
(1)Includes non-cash increase of $28 million in 2023 and non-cash decrease of $85 million in 2022 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $174 million and $112 million in first three months 2023 and 2022, respectively. Capital expenditures in first three months 2023 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2023 capital expenditures will be approximately $800 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). During first three months 2023, the Company did not repurchase shares of common stock. As of March 31, 2023, a total of 6,743,883 shares have been repurchased under the 2021 authorization for $635 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, fair value of disposal groups, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2022 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

For information regarding the impact of recently issued accounting standards, see Note 1, "Significant Accounting Policies", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

At March 31, 2023, a 10 percent fluctuation in the euro currency rate would have had a $230 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

For information regarding the Company's material known risk factors which could materially adversely affect the Company, its business, financial condition, or results of operations, see "Risk Factors" in Part I, Item 1A of the Company's 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2023, a total of 6,743,883 shares have been repurchased under the 2021 authorization for $635 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. During first three months 2023, the Company did not repurchase shares of common stock. For additional information, see Note 10, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.750% Note due 2033 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 8, 2023)

10.01 *
Amendment No.1 to the Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2023

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2023

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2023

32.02 *	Section 1350 Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	April 28, 2023	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Senior Vice President and Chief Financial Officer