Form 10-Q
period 2023-06-30
EASTMAN CHEMICAL CO
filed 2023-07-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2023
Common Stock, par value $0.01 per share	118,555,734
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	47

1A.	Risk Factors	47

2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

5.	Other Information	48

6.	Exhibits	49

SIGNATURES

Signatures	50

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Sales	$2,324	$2,784	$4,736	$5,498
Cost of sales	1,740	2,114	3,623	4,278
Gross profit	584	670	1,113	1,220
Selling, general and administrative expenses	185	185	376	381
Research and development expenses	60	67	122	132
Asset impairments and restructuring charges, net	—	19	22	21
Other components of post-employment (benefit) cost, net	(3)	(34)	(6)	(65)
Other (income) charges, net	19	14	30	2
Gain on divested business	—	(7)	—	(10)
Earnings before interest and taxes	323	426	569	759
Net interest expense	54	45	106	91
Earnings before income taxes	269	381	463	668
(Benefit from) provision for income taxes	(3)	124	57	175
Net earnings	272	257	406	493
Less: Net earnings attributable to noncontrolling interest	—	1	—	2
Net earnings attributable to Eastman	$272	$256	$406	$491

Basic earnings per share attributable to Eastman	$2.28	$2.05	$3.41	$3.87
Diluted earnings per share attributable to Eastman	$2.27	$2.03	$3.39	$3.82

Comprehensive Income
Net earnings including noncontrolling interest	$272	$257	$406	$493
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(42)	16	(43)	23
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(5)	(9)	(10)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(5)	27	(12)	67
Reclassification adjustment for (gains) losses included in net income, net	1	(32)	(1)	(36)
Total other comprehensive income (loss), net of tax	(51)	2	(66)	39
Comprehensive income including noncontrolling interest	221	259	340	532
Less: Comprehensive income attributable to noncontrolling interest	—	1	—	2
Comprehensive income attributable to Eastman	$221	$258	$340	$530
Retained Earnings
Retained earnings at beginning of period	$9,013	$8,694	$8,973	$8,557
Net earnings attributable to Eastman	272	256	406	491
Cash dividends declared	(95)	(93)	(189)	(191)
Retained earnings at end of period	$9,190	$8,857	$9,190	$8,857

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$410	$493
Trade receivables, net of allowance for credit losses	923	957
Miscellaneous receivables	282	320
Inventories	1,960	1,894
Other current assets	96	114
Total current assets	3,671	3,778
Properties
Properties and equipment at cost	13,361	12,942
Less: Accumulated depreciation	7,959	7,782
Net properties	5,402	5,160
Goodwill	3,697	3,664
Intangible assets, net of accumulated amortization	1,180	1,210
Other noncurrent assets	821	855
Total assets	$14,771	$14,667

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,943	$2,125
Borrowings due within one year	844	1,126
Total current liabilities	2,787	3,251
Long-term borrowings	4,593	4,025
Deferred income tax liabilities	573	671
Post-employment obligations	622	628
Other long-term liabilities	844	856
Total liabilities	9,419	9,431
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,729,135 and 222,348,557 as of June 30, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	2,342	2,315
Retained earnings	9,190	8,973
Accumulated other comprehensive income (loss)	(271)	(205)
	11,263	11,085
Less: Treasury stock at cost (104,224,199 and 103,602,488 shares as of June 30, 2023 and December 31, 2022, respectively)	5,982	5,932
Total Eastman stockholders' equity	5,281	5,153
Noncontrolling interest	71	83
Total equity	5,352	5,236
Total liabilities and stockholders' equity	$14,771	$14,667

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$406	$493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	260	243
Mark-to-market pension and other postretirement benefit plans (gain), net	—	(3)
Loss on sale of assets	—	15
Gain on divested business	—	(10)
Benefit from deferred income taxes	(93)	(81)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	33	(163)
(Increase) decrease in inventories	(73)	(372)
Increase (decrease) in trade payables	(290)	179
Pension and other postretirement contributions (in excess of) less than expenses	(29)	(81)
Variable compensation payments (in excess of) less than expenses	49	(132)
Other items, net	145	174
Net cash provided by operating activities	408	262
Investing activities
Additions to properties and equipment	(413)	(247)
Proceeds from sale of businesses	16	998
Acquisition, net of cash acquired	(76)	(1)
Additions to capitalized software	(4)	(7)
Other items, net	(21)	13
Net cash (used in) provided by investing activities	(498)	756
Financing activities
Net increase (decrease) in commercial paper and other borrowings	277	—
Proceeds from borrowings	796	500
Repayment of borrowings	(808)	(550)
Dividends paid to stockholders	(188)	(196)
Treasury stock purchases	(50)	(752)
Proceeds from stock option exercises and other items, net	(23)	(12)
Net cash provided by (used in) financing activities	4	(1,010)
Effect of exchange rate changes on cash and cash equivalents	3	(11)
Net change in cash and cash equivalents	(83)	(3)
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$410	$456

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
Accounting Standards Issued But Not Adopted as of June 30, 2023

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

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain agreements also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in second quarter 2023 and 2022 were $753 million and $637 million, respectively, and $1.4 billion and $1.1 billion in first six months 2023 and 2022, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $55 million and $98 million at June 30, 2023 and December 31, 2022, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2023	2022
Finished goods	$1,406	$1,347
Work in process	301	297
Raw materials and supplies	721	743
Total inventories at FIFO or average cost	2,428	2,387
Less: LIFO reserve	468	493
Total inventories	$1,960	$1,894

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both June 30, 2023 and December 31, 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes to the carrying value of goodwill follow:

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
Adjustments to net goodwill resulting from reorganization	—	569	(569)	—	—
Acquisition	30	—	—	—	30
Currency translation adjustments	(2)	2	3	—	3
Balance at June 30, 2023	$1,324	$2,172	$191	$10	$3,697

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, the CI segment, and other segments, respectively, at both June 30, 2023 and December 31, 2022.

4.INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and tax rate	$(3)	(1)%	$124	33%	$57	12%	$175	26%

Second quarter and first six months 2023 (benefit from) provision for income taxes includes a $51 million decrease due to state tax law changes that were enacted in second quarter 2023 that extend the carryforward period to utilize existing state tax credits. Additionally, first six months 2023 provision for income taxes includes a $23 million increase as a result of state guidance issued in first quarter 2023 interpreting certain provisions of the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"). Second quarter and first six months 2022 provision for income taxes included adjustments to reflect the tax implications of the divestiture of the adhesives resins business.

At June 30, 2023 and December 31, 2022, Eastman had $239 million and $235 million, respectively, in unrecognized tax benefits. At June 30, 2023, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $55 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
5.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2023	2022
Borrowings consisted of:
1.50% notes due May 2023 (1)	$—	$800
7.25% debentures due January 2024	198	198
7.625% debentures due June 2024	43	43
3.80% notes due March 2025	694	693
1.875% notes due November 2026 (1)	542	530
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	495	495
5.75% notes due March 2033 (2)	496	—
4.8% notes due September 2042	494	494
4.65% notes due October 2044	877	877
2024 Term Loan	300	—
2027 Term Loan	499	499
Commercial paper and short-term borrowings	603	326
Total borrowings	5,437	5,151
Less: Borrowings due within one year	844	1,126
Long-term borrowings	$4,593	$4,025
(1)The carrying value of the euro-denominated 1.50% notes due May 2023 and 1.875% notes due November 2026 fluctuates with changes in the euro to U.S. dollar exchange rate. The carrying value of these euro-denominated borrowings have been designated as non-derivative net investment hedges of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
(2)Net proceeds from the bond issuance will be used to finance or refinance existing and future eligible green investment initiatives which contribute to Eastman's environmental sustainability strategy (a green bond).

In second quarter 2023, the Company repaid the 1.50% notes due May 2023, of which $808 million, including the foreign currency impact, was repaid from a combination of available cash and debt proceeds. There were no debt extinguishment costs associated with the repayment of this debt. Total consideration for this redemption is reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

In first quarter 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes will be allocated to eligible projects to advance Eastman's sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million.

Credit Facility, Term Loans, and Commercial Paper Borrowings

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of June 30, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.37%. In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan balance outstanding was $499 million at both June 30, 2023 and December 31, 2022, with variable interest rates of 6.32% and 5.55%, respectively. Borrowings under the 2024 Term Loan and 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in first quarter 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2023, the Company's commercial paper borrowings were $603 million with a weighted average interest rate of 5.45%. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2023 and December 31, 2022.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2023 and December 31, 2022 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, under the Term Loans and commercial paper, equals the carrying value and is classified as Level 2. At June 30, 2023 and December 31, 2022, the fair values of total borrowings were $5.2 billion and $4.9 billion, respectively. The Company had no borrowings classified as Level 1 and Level 3 as of June 30, 2023 and December 31, 2022.

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

In first quarter 2023, Eastman entered into fixed-to-fixed cross-currency swaps and designated these swaps to hedge a portion of its net investment in a euro functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed euro interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swap includes €283 million ($300 million) maturing March 2033.

In first quarter 2023, the Company also entered into a fixed-to-fixed cross-currency swap and designated the swap to hedge a portion of its net investment in a Japanese yen functional currency denominated subsidiary against foreign currency fluctuations. This contract involves the exchange of fixed U.S. dollars with fixed Japanese yen interest payments over the life of the contract and an exchange of the notional amounts at maturity. The fixed-to-fixed cross-currency swaps include ¥6.7 billion ($50 million) maturing March 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2023 and December 31, 2022 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2023	December 31, 2022

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€470	€573
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	16	3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€870	€587
JPY/USD (in JPY)	¥6,723	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€1,247

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of June 30, 2023 and December 31, 2022. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter and first six months 2023 or 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of June 30, 2023 and December 31, 2022.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other noncurrent assets	56	72
Total Derivative Assets		$57	$76

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$6	$3
Foreign exchange contracts	Payables and other current liabilities	9	8
Foreign exchange contracts	Other long-term liabilities	4	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	5	5

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	20	—
Total Derivative Liabilities		$44	$20
Total Net Derivative Assets (Liabilities)		$13	$56

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $542 million at June 30, 2023 and $1.3 billion at December 31, 2022. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2023 and December 31, 2022, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term borrowings	$70	$70	$(5)	$(5)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2023 and 2022.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2023	2022	2023	2022	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Commodity contracts	$(1)	$(25)	$(4)	$(1)	$(2)	$34	$(3)	$37
Foreign exchange contracts	(3)	16	(10)	22	2	10	7	15
Forward starting interest rate and treasury lock swap contracts	—	5	1	10	(1)	(3)	(2)	(5)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	4	91	(23)	119	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(3)	52	(20)	75	—	—	—	—
Cross-currency interest rate swaps excluded component	(18)	5	(17)	(5)	—	—	—	—

The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter and first six months 2023 and 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,324	$1,740	$54	$2,784	$2,114	$45

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			—
Derivatives designated as hedging instruments			(1)			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(3)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(2)			34
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	2			10

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$4,736	$3,623	$106	$5,498	$4,278	$91

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			1
Derivatives designated as hedging instruments			(2)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(5)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(3)			37
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	7			15

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $1 million and $6 million during second quarter and first six months 2023, respectively, and recognized a net loss of $6 million during both second quarter and first six months 2022.

Pre-tax monetized positions and mark-to-market ("MTM") gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $58 million and $134 million at June 30, 2023 and December 31, 2022, respectively. Gains in AOCI decreased between December 31, 2022 and June 30, 2023 primarily as a result of an increase in euro to U.S. dollar exchange rates. If recognized, approximately $5 million in pre-tax losses, as of June 30, 2023, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$2	$6	$3	$—	$—
Interest cost	20	7	11	4	6	3
Expected return on assets	(22)	(7)	(32)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(6)	(8)
Mark-to-market pension and other postretirement benefits (gain) loss (1)	—	—	7	(10)	—	—
Net periodic benefit (credit) cost	$3	$2	$(8)	$(11)	$(1)	$(6)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$4	$12	$7	$—	$—
Interest cost	39	14	22	8	13	7
Expected return on assets	(44)	(13)	(64)	(17)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(13)	(16)
Mark-to-market pension and other postretirement benefits (gain) loss (1)	—	—	7	(10)	—	—
Net periodic benefit (credit) cost	$6	$5	$(23)	$(12)	$(2)	$(11)
(1)     Also includes curtailment triggered by the sale of the adhesives resins business which is included in "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

In 2022, subsequent to the adhesives resins divestiture, the Company retained pension liabilities of certain plan participants while the status of the participants changed in a Non-U.S. pension plan which triggered a curtailment. The Company recognized a curtailment gain of $7 million in second quarter and first six months 2022, which also triggered an interim MTM remeasurement of the impacted Non-U.S. pension plan's assets and liabilities that led to a gain of $3 million in second quarter and first six months 2022.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2023	December 31, 2022
Environmental contingencies, current	$10	$10
Environmental contingencies, long-term	280	264
Total	$290	$274

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $258 million to the maximum of $500 million and from the best estimate or minimum of $245 million to the maximum of $457 million at June 30, 2023 and December 31, 2022, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first six months 2023 and full year 2022 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2021	$253
Changes in estimates recognized in earnings and other	6
Cash reductions	(14)
Balance at December 31, 2022	245
Changes in estimates recognized in earnings and other	18
Cash reductions	(5)
Balance at June 30, 2023	$258

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $32 million and $29 million at June 30, 2023 and December 31, 2022, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $52 million and $51 million at June 30, 2023 and December 31, 2022, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter and first six months 2023 and 2022 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2023	$2	$2,325	$9,013	$(220)	$(5,932)	$5,188	$74	$5,262
Net Earnings	—	—	272	—	—	272	—	272
Cash Dividends Declared (1) ($0.79 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	(51)	—	(51)	—	(51)
Share-Based Compensation Expense (2)	—	17	—	—	—	17	—	17
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2022	$2	$2,262	$8,694	$(145)	$(4,920)	$5,893	$84	$5,977
Net Earnings	—	—	256	—	—	256	1	257
Cash Dividends Declared (1) ($0.76 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	2	—	2	—	2
Share-Based Compensation Expense (2)	—	17	—	—	—	17	—	17
Stock Option Exercises	—	1	—	—	—	1	—	1
Other	—	(1)	—	—	—	(1)	(1)	(2)
Share Repurchases (3)	—	(100)	—	—	(652)	(752)	—	(752)
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes payment for repurchase of shares under the second quarter 2022 accelerated share repurchase program ("2022 ASR") which were settled after June 30, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	406	—	—	406	—	406
Cash Dividends Declared (1) ($1.58 per share)	—	—	(189)	—	—	(189)	—	(189)
Other Comprehensive Income (Loss)	—	—	—	(66)	—	(66)	—	(66)
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	2	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	491	—	—	491	2	493
Cash Dividends Declared (1) ($1.52 per share)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income (Loss)	—	—	—	39	—	39	—	39
Share-Based Compensation Expense (2)	—	42	—	—	—	42	—	42
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(19)	—	—	—	(19)	(2)	(21)
Share Repurchases (4)	—	(40)	—	—	(712)	(752)	—	(752)
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-in capital includes payment for repurchase of shares under the 2022 ASR which were settled after June 30, 2022, offset by treasury shares delivered pursuant to final settlement of the 2021 accelerated share repurchase program accounted for as a reduction of Additional paid-in capital prior to settlement.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(237)	$59	$(3)	$(1)	$(182)
Period change	7	(27)	(3)	—	(23)
Balance at December 31, 2022	(230)	32	(6)	(1)	(205)
Period change	(43)	(10)	(13)	—	(66)
Balance at June 30, 2023	$(273)	$22	$(19)	$(1)	$(271)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(42)	$(42)	$16	$16
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(6)	(5)	(12)	(9)
Derivatives and hedging:
Unrealized gain (loss) during period	(7)	(5)	36	27
Reclassification adjustment for (gains) losses included in net income, net	2	1	(43)	(32)
Total other comprehensive income (loss)	$(53)	$(51)	$(3)	$2

	First Six Months
	2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(43)	$(43)	$23	$23
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(13)	(10)	(20)	(15)
Derivatives and hedging:
Unrealized gain (loss) during period	(16)	(12)	89	67
Reclassification adjustment for (gains) losses included in net income, net	(1)	(1)	(48)	(36)
Total other comprehensive income (loss)	$(73)	$(66)	$44	$39

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator
Earnings attributable to Eastman, net of tax	$272	$256	$406	$491

Denominator
Weighted average shares used for basic EPS	118.8	124.8	118.9	126.9
Dilutive effect of stock options and other awards	0.8	1.6	0.7	1.7
Weighted average shares used for diluted EPS	119.6	126.4	119.6	128.6

(Calculated using whole dollars and shares)
EPS
Basic	$2.28	$2.05	$3.41	$3.87
Diluted	$2.27	$2.03	$3.39	$3.82

Shares underlying stock options of 2,411,015 and 1,342,328 for second quarter 2023 and 2022, respectively, and 1,941,051 and 507,692 for first six months 2023 and 2022, respectively, were excluded from calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. The Company repurchased 621,711 shares in both second quarter and first six months 2023. The Company repurchased 6,118,034 and 6,666,069 shares in second quarter and first six months 2022, respectively.

The Company declared cash dividends of $0.79 and $0.76 per share for second quarter 2023 and 2022, respectively. The Company declared cash dividends of $1.58 and $1.52 per share for first six months 2023 and 2022, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
	2023	2022	2023	2022
Net loss on sale of previously impaired assets (1)	$—	$15	$—	$15
Severance charges (2)(3)	—	3	16	3
Site closure and other restructuring charges (4) (5) (6)	—	1	6	3
Total	$—	$19	$22	$21

(1)Second quarter and first six months 2022 includes a $16 million loss on transfer of previously impaired assets to a third party in the Advanced Materials ("AM") segment for the previously reported closure of an advanced interlayers manufacturing facility in North America, partially offset by a $1 million gain on sale of previously impaired assets reported in "Other" from the previously reported closure of a tire additives manufacturing facility in Asia Pacific.
(2)First six months 2023 severance charges as part of fourth quarter 2022 cost reduction initiatives reported in "Other".
(3)Second quarter and first six months 2022 severance charges of $2 million as part of business improvement reported in "Other" and $1 million in the AM segment from the previously reported closure of a performance films manufacturing facility in North America.
(4)First six months 2023 site closure costs related to the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first six months 2023 related to the closure of this facility.
(5)Site closure costs of $1 million and $2 million in second quarter and first six months 2022, respectively, in the CI segment resulting from the closure of a Singapore manufacturing site.
(6)Site closure costs of $1 million in first six months 2022 in the AM segment from the closure of an advanced interlayers manufacturing facility in North America.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first six months 2023 and full year 2022:

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2023
Severance costs	$34	$16	$—	$(29)	$21
Other restructuring costs	18	6	—	(23)	1
Total	$52	$22	$—	$(52)	$22

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	$12	$31	$—	$(9)	$34
Other restructuring costs	5	21	1	(9)	18
Total	$17	$52	$1	$(18)	$52

Substantially all severance costs remaining are expected to be applied to the reserves within one year.

13.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and long-term performance shares. In both second quarter 2023 and 2022, $17 million of compensation expense before tax was recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on both second quarter 2023 and 2022 net earnings of $13 million is net of deferred tax expense related to share-based award compensation for each period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In first six months 2023 and 2022, $39 million and $42 million, respectively, of compensation expense before tax was recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2023 and 2022 net earnings of $29 million and $32 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2023	2022	2023	2022
Advanced Materials	$739	$846	$1,481	$1,583
Additives & Functional Products (1)	747	924	$1,524	1,813
Chemical Intermediates (1)	514	772	1,103	1,487
Fibers	323	242	626	455
Total Sales by Operating Segment	2,323	2,784	4,734	5,338
Other (2)	1	—	2	160
Total Sales	$2,324	$2,784	$4,736	$5,498
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first six months 2022 is sales revenue from the previously divested business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Second Quarter		First Six Months
Earnings (Loss) Before Interest and Taxes by Segment	2023	2022	2023	2022
Advanced Materials	$99	$141	$185	$202
Additives & Functional Products (1)	140	160	264	327
Chemical Intermediates (1)	39	142	81	254
Fibers	106	37	171	61
Total Earnings Before Interest and Taxes by Operating Segment	384	480	701	844
Other (2)
Growth initiatives and businesses not allocated to operating segments	(45)	(53)	(96)	(85)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	26	(8)	49
Asset impairments and restructuring charges, net	—	(1)	(16)	(1)
Net gain (loss) on divested business and transaction costs	—	5	—	(1)
Steam line incident (costs) insurance proceeds, net	—	(17)	8	(42)
Other income (charges), net not allocated to operating segments	(12)	(14)	(20)	(5)
Total Earnings Before Interest and Taxes	$323	$426	$569	$759
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first six months 2022 includes EBIT of $6 million from the previously divested business.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the unaudited consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2022 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

•In first quarter 2023, the Company increased the provision for state income taxes as a result of state guidance issued in first quarter 2023 related to the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"). In second quarter 2023, the Company decreased the provision for state income taxes due to state tax law changes impacting credit carryforward periods that were enacted in second quarter 2023. These state tax law changes impacted provisions from prior periods related to the Tax Reform Act. As with the prior years, management considers adjustments related to the Tax Reform Act as unusual because of the infrequent nature and resulting impacts on earnings.

•In first six months 2023, the Company recognized unusual insurance proceeds, net of costs, and in second quarter and first six months 2022, unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the steam line incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Environmental and other costs from previously divested or non-operational sites and product lines; and
•Net (gain) loss on divested business and transaction costs.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs (insurance proceeds), net; and
•Adjustments to the provision for state income taxes due to adjustment of amounts recognized in prior periods as a result of recently issued state guidance and enacted law related to the Tax Reform Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2023	2022	2023	2022
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$—	$19	$22	$21
Mark-to-market pension and other postretirement benefits (gain), net	—	(3)	—	(3)
Accelerated depreciation	—	—	23	—
Environmental and other costs	13	15	13	15
Net (gain) loss on divested business and transaction costs	—	(5)	—	1
Unusual item impacting earnings before interest and taxes:
Steam line incident costs (insurance proceeds), net	—	17	(8)	42
Total non-core and unusual items impacting earnings before interest and taxes	13	43	50	76
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	4	(49)	9	(44)
Adjustment from tax law changes	23	—	—	—
Interim adjustment to tax provision	20	(10)	14	(16)
Total items impacting provision for income taxes	47	(59)	23	(60)
Total items impacting net earnings attributable to Eastman	$(34)	$102	$27	$136

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit;
•Selling, general and administrative expenses ("SG&A");
•Other components of post-employment (benefit) cost, net;
•Other (income) charges, net;
•Earnings before interest and taxes ("EBIT");
•(Benefit from) provision for income taxes;
•Net earnings attributable to Eastman;
•Diluted EPS; and
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

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

	Second Quarter		First Six Months
(Dollars in millions)	2023	2022	2023	2022
Sales	$2,324	$2,784	$4,736	$5,498
Earnings before interest and taxes	323	426	569	759
Earnings before interest and taxes excluding non-core and unusual items	336	469	619	835

Sales revenue decreased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily due to lower sales volume. Adjusted EBIT decreased in second quarter 2023 compared to second quarter 2022 primarily due to lower sales volume and higher manufacturing costs primarily due to lower capacity utilization, higher pension expense, and an unfavorable shift in foreign currency exchanges rates. These factors were partially offset by lower raw material and energy costs and distribution costs, net of lower selling prices. Adjusted EBIT decreased in first six months 2023 compared to first six months 2022 primarily due to lower sales volume and higher manufacturing costs primarily due to lower capacity utilization, higher pension expense, and an unfavorable shift in foreign currency exchanges rates. These factors were partially offset by higher selling prices and lower raw material and energy costs and distribution costs.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$272	$2.27	$256	$2.03
Total non-core and unusual items, net of tax	(14)	(0.11)	92	0.72
Interim adjustment to tax provision	(20)	(0.17)	10	0.08
Adjusted net earnings	$238	$1.99	$358	$2.83

	First Six Months
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$406	$3.39	$491	$3.82
Total non-core and unusual items, net of tax	41	0.34	120	0.94
Interim adjustment to tax provision	(14)	(0.11)	16	0.12
Adjusted net earnings	$433	$3.62	$627	$4.88
Cash provided by operating activities was $408 million in first six months 2023 and $262 million in first six months 2022.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Sales	$2,324	$2,784	$(460)	(17)%	$4,736	$5,498	$(762)	(14)%
Volume / product mix effect			(426)	(15)%			(692)	(13)%
Price effect			(19)	(1)%			143	3%
Exchange rate effect			(15)	(1)%			(53)	(1)%
Divested business effect			—	—%			(160)	(3)%

Sales revenue decreased in second quarter 2023 compared to second quarter 2022 as a result of decreases in the CI, AFP, and AM segments, partially offset by an increase in the Fibers segment. Sales revenue decreased in first six months 2023 compared to first six months 2022 as a result of decreases in the CI, AFP, and AM segments and the impact from divested business, partially offset by an increase in the Fibers segment. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Gross profit	$584	$670	(13)%	$1,113	$1,220	(9)%
Accelerated depreciation	—	—		23	—
Steam line incident costs (insurance proceeds), net	—	17		(8)	42
Gross profit excluding non-core and unusual items	$584	$687	(15)%	$1,128	$1,262	(11)%

Gross profit in second quarter 2022 and first six months 2023 and 2022 included incremental costs and insurance proceeds from the steam line incident, and first six months 2023 included accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit decreased in second quarter and first six months 2023 compared to second quarter and first six months 2022 as a result of decreases in the CI, AFP, and AM segments, partially offset by an increase in the Fibers segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$185	$185	—%	$376	$381	(1)%
Transaction costs	—	(2)		—	(11)
Selling, general and administrative expenses excluding non-core item	$185	$183	1%	$376	$370	2%

Second quarter and first six months 2022 SG&A expenses included transaction costs for divested businesses. Excluding this non-core item, SG&A expenses increased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily as a result of higher variable compensation costs driven primarily by deferred compensation with returns based on financial market performance. These higher costs were mostly offset by lower spend in second quarter and first six months 2023 of approximately 10 percent and 5 percent, respectively, primarily due to cost reduction initiatives.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Research and development expenses	$60	$67	(10)%	$122	$132	(8)%

R&D expenses decreased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily due to targeted cost reduction initiatives and increased focus on strategic growth programs.

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	Second Quarter		First Six Months
	2023	2022	2023	2022
Net loss on sale of previously impaired assets	$—	$15	$—	$15
Severance charges	—	3	16	3
Site closure and other restructuring charges	—	1	6	3
Total	$—	$19	$22	$21

For detailed information regarding asset impairments and restructuring charges, net see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2023	2022	2023	2022
Other components of post-employment (benefit) cost, net	$(3)	$(34)	$(6)	$(65)
Mark-to-market pension and other postretirement benefit gain, net	—	3	—	3
Other components of post-employment (benefit) cost, net excluding non-core item	$(3)	$(31)	$(6)	$(62)

Other components of post-employment (benefit) cost, net decreased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily as a result of higher interest expense, attributable to higher discount rates, and lower expected return on assets, attributable to unfavorable asset returns on a lower beginning asset basis for 2023. For more information regarding other components of post-employment (benefit) cost, net see Note 7, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2023	2022	2023	2022
Foreign exchange transaction (gains) losses, net	$3	$7	$5	$8
(Income) loss from equity investments and other investment (gains) losses, net	(1)	(3)	5	(15)
Other, net	17	10	20	$9
Other (income) charges, net	$19	$14	$30	$2
Environmental and other costs	(13)	(15)	(13)	(15)
Other (income) charges, net excluding non-core item	$6	$(1)	$17	$(13)

Other (income) charges, net in second quarter and first six months 2023 and 2022 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding this non-core item, Other (income) charges, net increased in first six months 2023 compared to first six months 2022 primarily due to valuation adjustments in equity investments. For more information regarding components of foreign exchange transaction losses, see Note 6, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Earnings before interest and taxes	$323	$426	(24)%	$569	$759	(25)%
Mark-to-market pension and other postretirement benefits (gain), net	—	(3)		—	(3)
Asset impairments and restructuring charges, net	—	19		22	21
Net (gain) loss on divested business and transaction costs	—	(5)		—	1
Accelerated depreciation	—	—		23	—
Steam line incident costs (insurance proceeds), net	—	17		(8)	42
Environmental and other costs	13	15		13	15
Earnings before interest and taxes excluding non-core and unusual items	$336	$469	(28)%	$619	$835	(26)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Gross interest costs	$61	$47	30%	$119	$96	24%
Less: Capitalized interest	4	2		7	4
Interest expense	57	45		112	92
Less: Interest income	3	—		6	1
Net interest expense	$54	$45	20%	$106	$91	16%

Net interest expense increased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily as a result of higher interest rates and higher total borrowings.

(Benefit from) Provision for Income Taxes

	Second Quarter				First Six Months
	2023		2022		2023		2022
(Dollars in millions)	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and effective tax rate	$(3)	(1)%	$124	33%	$57	12%	$175	26%
Tax provision for non-core and unusual items (1)	4		(49)		9		(44)
Adjustment from tax law changes (2)	23		—		—		—
Interim adjustment to tax provision (3)	20		(10)		14		(16)
Adjusted provision for income taxes and effective tax rate	$44	16%	$65	16%	$80	16%	$115	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter and first six months 2023 included a decrease to the provision for state income taxes due to state tax law changes impacting credit carryforward periods that were enacted in second quarter 2023. These state tax law changes impacted provisions from prior periods related to the Tax Reform Act. Additionally, an increase in first six months 2023 was recognized as result of state guidance issued in first quarter 2023 related to the Tax Reform Act.
(3)Second quarter 2023 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2022 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first six months 2023 and 2022 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months (1)
	2023	2022
Effective tax rate	12%	26%
Tax impact of current year non-core and unusual items (2)	2%	(6)%
Changes in tax contingencies and valuation allowances	2%	—%
Forecasted full year impact of expected tax events	—%	(4)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent in both first six months 2023 and 2022.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$272	$2.27	$256	$2.03
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain), net	—	—	(3)	(0.02)
Asset impairments and restructuring charges, net	—	—	15	0.12
Net (gain) loss on divested business and transaction costs	—	—	56	0.43
Environmental and other costs	9	0.08	11	0.09
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	—	—	13	0.10
Adjustment from tax law changes	(23)	(0.19)	—	—
Interim adjustment to tax provision	(20)	(0.17)	10	0.08
Adjusted net earnings and diluted earnings per share attributable to Eastman	$238	$1.99	$358	$2.83

	First Six Months
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$406	$3.39	$491	$3.82
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain), net	—	—	(3)	(0.02)
Asset impairments and restructuring charges, net	18	0.14	16	0.13
Net (gain) loss on divested business and transaction costs	—	—	64	0.50
Accelerated depreciation	20	0.17	—	—
Environmental and other costs	9	0.08	11	0.09
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	(6)	(0.05)	32	0.24
Interim adjustment to tax provision	(14)	(0.11)	16	0.12
Adjusted net earnings and diluted earnings per share attributable to Eastman	$433	$3.62	$627	$4.88
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
In first quarter 2023, the Company moved the functional amines product line into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. The Company has recast the segment financial information for the AFP and the CI segments for each quarter from first quarter 2019 through fourth quarter 2022 to reflect the shift in products between segments. The information presented below is the recast information for all periods presented. For more information, refer to the Current Report on Form 8-K dated April 27, 2023.
Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$739	$846	$(107)	(13)%	$1,481	$1,583	$(102)	(6)%
Volume / product mix effect			(128)	(15)%			(173)	(11)%
Price effect			31	3%			101	6%
Exchange rate effect			(10)	(1)%			(30)	(1)%

Earnings before interest and taxes	$99	$141	$(42)	(30)%	$185	$202	$(17)	(8)%
Asset impairments and restructuring charges, net	—	17	(17)		—	18	(18)
Earnings before interest and taxes excluding non-core item	99	158	(59)	(37)%	185	220	(35)	(16)%
Sales revenue in second quarter and first six months 2023 decreased compared to second quarter and first six months 2022 primarily due to lower sales volume and an unfavorable shift in foreign currency exchange rates, partially offset by higher selling prices. Lower sales volume was primarily driven by the specialty plastics product line due to continued weak demand and significant customer destocking attributed to global economic uncertainty in the consumer durables and electronics, medical and consumables end-markets, partially offset by higher sales volume of premium products in the advanced interlayers product lines due to an increase in automotive end-market demand. Higher selling prices, particularly in the advanced interlayers product lines, were a result of significant levels of inflation in 2022.

Second quarter and first six months 2022 EBIT included asset impairment and restructuring charges from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT excluding non-core items decreased in second quarter 2023 compared to second quarter 2022 primarily due to $85 million lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization, and a $10 million unfavorable shift in foreign currency exchange rates, partially offset by $38 million higher selling prices and lower raw material and energy costs and distribution costs.

EBIT excluding non-core items decreased in first six months 2023 compared to first six months 2022 primarily due to $81 million lower sales volume and a $24 million unfavorable shift in foreign currency exchange rates. These costs were partially offset by $56 million higher selling prices, net of higher raw material and energy costs and distribution costs, and $21 million lower manufacturing costs primarily as a result of an unplanned outage in first quarter 2022 partially offset by higher manufacturing costs due to lower capacity utilization in second quarter 2023.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first quarter 2023, the Company completed the acquisition of Ai-Red Technology (Dalian) Co., Ltd. ("Dalian"), a manufacturer and supplier of paint protection and window film for auto and architectural markets in the Asia Pacific region for a preliminary purchase price of approximately $75 million, net of cash acquired. The acquisition of Dalian is expected to enhance continued global growth of the AM segment performance films product lines.

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$747	$924	$(177)	(19)%	$1,524	$1,813	$(289)	(16)%
Volume / product mix effect			(130)	(14)%			(267)	(15)%
Price effect			(45)	(5)%			(7)	—%
Exchange rate effect			(2)	—%			(15)	(1)%

Earnings before interest and taxes	$140	$160	$(20)	(13)%	$264	$327	$(63)	(19)%

Sales revenue in second quarter and first six months 2023 decreased compared to second quarter and first six months 2022 primarily due to lower sales volume. Lower sales volume was primarily attributable to deceleration of demand and customer destocking in the consumables, building and construction, and agriculture end-markets.

EBIT decreased in second quarter 2023 compared to second quarter 2022 primarily due to $52 million lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization, and a $2 million unfavorable shift in foreign currency exchange rates. These costs were partially offset by $40 million lower raw material and energy costs and distribution costs, net of lower selling prices.
EBIT decreased in first six months 2023 compared to first six months 2022 primarily due to $99 million lower sales volume and higher manufacturing costs primarily due to lower capacity utilization, and a $7 million unfavorable shift in foreign currency exchange rates. These costs were partially offset by $47 million lower raw material and energy costs and distribution costs, net of lower selling prices.
Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$514	$772	$(258)	(33)%	$1,103	$1,487	$(384)	(26)%
Volume / product mix effect			(173)	(22)%			(266)	(18)%
Price effect			(83)	(11)%			(113)	(8)%
Exchange rate effect			(2)	—%			(5)	—%

Earnings before interest and taxes	$39	$142	$(103)	(73)%	$81	$254	$(173)	(68)%
Asset impairments and restructuring charges, net	—	1	(1)		—	2	(2)
Earnings before interest and taxes excluding non-core item	39	143	(104)	(73)%	81	256	(175)	(68)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2023 decreased compared to second quarter and first six months 2022 primarily due to lower sales volume and lower selling prices across most product lines. Lower sales volume in the plasticizers and olefins product lines was primarily attributed to deceleration of demand and competitive pressures in the industrial chemical, building and construction and consumer durables end-markets. Lower selling prices were attributable to lower raw material prices.

EBIT excluding non-core items decreased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily due to $75 million and $110 million, respectively, lower sales volume and higher manufacturing costs primarily due to lower capacity utilization, and $29 million and $62 million, respectively, lower selling prices, net of lower raw material and energy costs and distribution costs.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$323	$242	$81	33%	$626	$455	$171	38%
Volume / product mix effect			4	1%			12	3%
Price effect			78	32%			162	36%
Exchange rate effect			(1)	—%			(3)	(1)%

Earnings before interest and taxes	$106	$37	$69	186%	$171	$61	$110	180%
Asset impairments and restructuring charges, net	—	—	—		6	—	6
Accelerated depreciation	—	—	—		23	—	23
Earnings before interest and taxes excluding non-core items	106	37	69	186%	200	61	139	228%
Sales revenue in second quarter and first six months 2023 increased compared to second quarter and first six months 2022 primarily due to higher selling prices in acetate tow, driven by an increase in industry capacity utilization and higher raw material, energy, and distribution prices throughout 2022.

EBIT in first six months 2023 included asset impairments and restructuring charges and accelerated depreciation from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT excluding non-core items increased in second quarter and first six months 2023 compared to second quarter and first six months 2022 primarily due to higher selling prices, net of higher raw material and energy costs of $74 million and $148 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
	2023	2022	2023	2022
(Dollars in millions)
Sales	$1	$—	$2	$160

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(45)	$(53)	$(96)	$(85)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	26	(8)	49
Asset impairments and restructuring charges, net	—	(1)	(16)	(1)
Net gain (loss) on divested business and transaction costs	—	5	—	(1)
Steam line incident (costs) insurance proceeds, net	—	(17)	8	(42)
Other income (charges), net not allocated to operating segments	(12)	(14)	(20)	(5)
Loss before interest and taxes	$(61)	$(54)	$(132)	$(85)
Asset impairments and restructuring charges, net	—	1	16	1
Net (gain) loss on divested business and transaction costs	—	(5)	—	1
Steam line incident costs (insurance proceeds), net	—	17	(8)	42
Environmental and other costs	13	15	13	15
Mark-to-market pension and other postretirement benefits (gain), net	—	(3)	—	(3)
Loss before interest and taxes excluding non-core and unusual items	(48)	(29)	(111)	(29)
Sales and costs related to growth initiatives, R&D expenses, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First six months 2022 includes sales revenue and EBIT of a previously divested business.

Second quarter and first six months 2023 and 2022 EBIT included environmental and other costs from previously divested or non-operational sites. First six months 2023 and second quarter and first six months 2022 included steam line incident costs and insurance proceeds. For more information, see "Non-GAAP Financial Measures" in this MD&A. In first six months 2023, the Company recognized severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2022. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
United States and Canada	$1,000	$1,304	$(304)	(23)%	$2,065	$2,502	$(437)	(17)%
Europe, Middle East, and Africa	635	681	(46)	(7)%	1,344	1,426	(82)	(6)%
Asia Pacific	557	638	(81)	(13)%	1,078	1,250	(172)	(14)%
Latin America	132	161	(29)	(18)%	249	320	(71)	(22)%
Total Eastman Chemical Company	$2,324	$2,784	$(460)	(17)%	$4,736	$5,498	$(762)	(14)%

Sales revenue decreased 17 percent in second quarter 2023 compared to second quarter 2022 and decreased 14 percent in first six months 2023 compared to first six months 2022, primarily due to lower sales volume in all regions (down 15 percent and 13 percent, respectively).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

	First Six Months
(Dollars in millions)	2023	2022
Net cash provided by (used in)
Operating activities	$408	$262
Investing activities	(498)	756
Financing activities	4	(1,010)
Effect of exchange rate changes on cash and cash equivalents	3	(11)
Net change in cash and cash equivalents	(83)	(3)
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$410	$456

Cash provided by operating activities increased $146 million in first six months 2023 compared to first six months 2022 primarily due to lower variable compensation payout, lower working capital, and lower pension and other postretirement contributions in excess of expenses, partially offset by lower net earnings.

Cash used in investing activities was $498 million in first six months 2023 compared to cash provided by investing activities of $756 million in first six months 2022 primarily due to proceeds from the sale of the adhesives resins business in 2022, higher capital expenditures, and an acquisition in the AM segment in 2023.

Cash provided by financing activities was $4 million in first six months 2023 compared to cash used in financing activities of $1,010 million in first six months 2022, primarily due to lower treasury stock purchases and higher net proceeds from commercial paper and borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A for additional information.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold, without recourse, to third-party financial institutions. Available capacity under these agreements, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2023 and 2022 were $753 million and $637 million, respectively, and $1.4 billion and $1.1 billion in first six months 2023 and 2022, respectively. Based on the original terms of receivables sold for certain agreements and actual outstanding balance of receivables under servicing agreements, the Company estimates that $409 million and $402 million of these receivables would have been outstanding as of June 30, 2023 and December 31, 2022, respectively, had they not been sold under these factoring agreements.

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

Debt and Other Commitments

At June 30, 2023, the Company's borrowings totaled $5.4 billion with various maturities. In second quarter 2023, the Company repaid $808 million, including the foreign currency impact, of the 1.50% notes due May 2023 using a combination of available cash and debt proceeds.

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of June 30, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.37%. In first quarter 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes will be allocated to eligible projects to advance Eastman's sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. The Company expects attractive returns on invested capital from the sustainability projects. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million.

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

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in March 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2023, the Company's commercial paper borrowings were $603 million with a weighted average interest rate of 5.45%. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

The Credit Facility and the term loans contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2023 and December 31, 2022. The total amount of available borrowings under the Credit Facility was $1.50 billion as of June 30, 2023. For additional information, see Section 5.03 of the Credit Facility filed as Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

See Note 5, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	June 30,	December 31,
(Dollars in millions)	2023	2022
Total borrowings	$5,437	$5,151
Less: Cash and cash equivalents	410	493
Net debt (1)	$5,027	$4,658
(1)Includes non-cash increase of $12 million in 2023 and non-cash decrease of $85 million in 2022 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $413 million and $247 million in first six months 2023 and 2022, respectively. Capital expenditures in first six months 2023 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2023 capital expenditures will be approximately $800 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). During first six months 2023, the Company repurchased 621,711 shares of common stock for $50 million. As of June 30, 2023, a total of 7,365,594 shares have been repurchased under the 2021 authorization for $685 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

At June 30, 2023, a 10 percent fluctuation in the euro currency rate would have had a $149 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2022 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2023, a total of 7,365,594 shares have been repurchased under the 2021 authorization for $685 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. During second quarter and first six months 2023, the Company repurchased 621,711 shares of common stock for $50 million. For additional information, see Note 10, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1-30, 2023	—	$—	—	$1.865	billion
May 1-31, 2023	546,250	$80.40	546,250	$1.821	billion
June 1-30, 2023	75,461	$80.58	75,461	$1.815	billion
Total	621,711	$80.42	621,711
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 5.    OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of the Company's directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2023

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2023

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2023

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 28, 2023	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer