Form 10-Q
period 2023-09-30
EASTMAN CHEMICAL CO
filed 2023-10-27
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2023
Common Stock, par value $0.01 per share	118,564,013
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	48

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

5.	Other Information	49

6.	Exhibits	50

SIGNATURES

Signatures	51

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2023	2022	2023	2022
Sales	$2,267	$2,709	$7,003	$8,207
Cost of sales	1,783	2,168	5,406	6,446
Gross profit	484	541	1,597	1,761
Selling, general and administrative expenses	160	173	536	554
Research and development expenses	60	68	182	200
Asset impairments and restructuring charges, net	—	2	22	23
Other components of post-employment (benefit) cost, net	(2)	(30)	(8)	(95)
Other (income) charges, net	10	1	40	3
Net (gain) loss on divested business	—	3	—	(7)
Earnings before interest and taxes	256	324	825	1,083
Net interest expense	57	43	163	134
Earnings before income taxes	199	281	662	949
Provision for (benefit from) income taxes	20	(20)	77	155
Net earnings	179	301	585	794
Less: Net earnings attributable to noncontrolling interest	1	—	1	2
Net earnings attributable to Eastman	$178	$301	$584	$792

Basic earnings per share attributable to Eastman	$1.50	$2.48	$4.92	$6.34
Diluted earnings per share attributable to Eastman	$1.49	$2.46	$4.89	$6.26

Comprehensive Income
Net earnings including noncontrolling interest	$179	$301	$585	$794
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(24)	(19)	(67)	4
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(6)	(6)	(16)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	9	30	(3)	97
Reclassification adjustment for (gains) losses included in net income, net	(2)	(14)	(3)	(50)
Total other comprehensive income (loss), net of tax	(23)	(9)	(89)	30
Comprehensive income including noncontrolling interest	156	292	496	824
Less: Comprehensive income attributable to noncontrolling interest	1	—	1	2
Comprehensive income attributable to Eastman	$155	$292	$495	$822
Retained Earnings
Retained earnings at beginning of period	$9,190	$8,857	$8,973	$8,557
Net earnings attributable to Eastman	178	301	584	792
Cash dividends declared	(94)	(93)	(283)	(284)
Retained earnings at end of period	$9,274	$9,065	$9,274	$9,065

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$439	$493
Trade receivables, net of allowance for credit losses	880	957
Miscellaneous receivables	269	320
Inventories	1,721	1,894
Other current assets	72	114
Assets held for sale	186	—
Total current assets	3,567	3,778
Properties
Properties and equipment at cost	13,382	12,942
Less: Accumulated depreciation	7,956	7,782
Net properties	5,426	5,160
Goodwill	3,643	3,664
Intangible assets, net of accumulated amortization	1,148	1,210
Other noncurrent assets	810	855
Total assets	$14,594	$14,667

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,940	$2,125
Borrowings due within one year	640	1,126
Liabilities held for sale	35	—
Total current liabilities	2,615	3,251
Long-term borrowings	4,580	4,025
Deferred income tax liabilities	549	671
Post-employment obligations	611	628
Other long-term liabilities	815	856
Total liabilities	9,170	9,431
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 222,737,414 and 222,348,557 as of September 30, 2023 and December 31, 2022, respectively)	2	2
Additional paid-in capital	2,352	2,315
Retained earnings	9,274	8,973
Accumulated other comprehensive income (loss)	(294)	(205)
	11,334	11,085
Less: Treasury stock at cost (104,224,199 and 103,602,488 shares as of September 30, 2023 and December 31, 2022, respectively)	5,982	5,932
Total Eastman stockholders' equity	5,352	5,153
Noncontrolling interest	72	83
Total equity	5,424	5,236
Total liabilities and stockholders' equity	$14,594	$14,667

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2023	2022
Operating activities
Net earnings	$585	$794
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	380	360
Mark-to-market pension and other postretirement benefit plans (gain), net	—	(3)
Loss on sale of assets	—	15
Gain on divested business	—	(7)
Benefit from deferred income taxes	(156)	(54)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	68	(111)
(Increase) decrease in inventories	147	(549)
Increase (decrease) in trade payables	(363)	187
Pension and other postretirement contributions (in excess of) less than expenses	(39)	(115)
Variable compensation payments (in excess of) less than expenses	73	(117)
Other items, net	227	118
Net cash provided by operating activities	922	518
Investing activities
Additions to properties and equipment	(649)	(408)
Proceeds from sale of businesses	38	998
Acquisition, net of cash acquired	(74)	(1)
Additions to capitalized software	(4)	(10)
Other items, net	9	19
Net cash (used in) provided by investing activities	(680)	598
Financing activities
Net increase (decrease) in commercial paper and other borrowings	73	355
Proceeds from borrowings	796	500
Repayment of borrowings	(808)	(750)
Dividends paid to stockholders	(282)	(290)
Treasury stock purchases	(50)	(902)
Other items, net	(24)	(11)
Net cash used in financing activities	(295)	(1,098)
Effect of exchange rate changes on cash and cash equivalents	(1)	(16)
Net change in cash and cash equivalents	(54)	2
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$439	$461

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair statement of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of business ventures in which Eastman has a controlling interest. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the unaudited consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), and goodwill related to the product moves announced in first quarter 2023. See Note 4, "Goodwill", and Note 15, "Segment Information", for more information.

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
Accounting Standards Issued But Not Adopted as of September 30, 2023

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

ASU 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: The FASB issued this update in August 2023, which states that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in third quarter 2023 and 2022 were $692 million and $700 million, respectively, and $2.1 billion and $1.8 billion in first nine months 2023 and 2022, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $61 million and $98 million at September 30, 2023 and December 31, 2022, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.ASSETS HELD FOR SALE

On September 27, 2023, Eastman entered into a definitive agreement to sell its operations located in Texas City, Texas, which are reported in the Chemical Intermediates ("CI") segment ("Texas City Operations"). The sale excludes the plasticizer operations. The Company will provide certain transition and post-closing services on agreed terms.

The total sales price includes $413 million in cash at closing and an additional $38.5 million to be paid on each of the first and second anniversaries of the closing date of the transaction. The final purchase price is subject to working capital and other adjustments at closing. The entity being sold is not reported as a discontinued operation because the sale will not have a major effect on the Company's operations and financial results.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The sale, subject to regulatory approvals and satisfaction of other customary closing conditions, is expected to be completed in fourth quarter 2023. The agreement contains customary representations, warranties, and covenants of both parties including, among other things, that Eastman conduct the site's operations in the ordinary course consistent with past practice through the date of closing.

As of the definitive agreement date and until sale, the Texas City Operations disposal group is classified as held for sale. At September 30, 2023, the carrying value was less than the estimated fair value less costs to sell, which is expected to result in a gain upon disposition.

The major classes of assets and liabilities of the Texas City Operations classified as held for sale as of September 30, 2023 were as follows:

September 30,
(Dollars in millions)	2023
Assets held for sale
Trade receivables, net of allowance for doubtful accounts	$4
Inventories	7
Other assets	14
Properties, net of accumulated depreciation	108
Goodwill	50
Intangible assets, net of accumulated amortization	3
Assets held for sale	186
Liabilities held for sale
Payables and other current liabilities	11
Other liabilities	24
Liabilities held for sale	35
Disposal group, net	$151

Long-lived assets and definite-lived intangible assets are not depreciated or amortized while classified as held for sale.

3.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2023	2022
Finished goods	$1,244	$1,347
Work in process	282	297
Raw materials and supplies	658	743
Total inventories at FIFO or average cost	2,184	2,387
Less: LIFO reserve	463	493
Total inventories	$1,721	$1,894

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2023 and December 31, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.GOODWILL

As a result of product moves between the Additives & Functional Products ("AFP") segment and the CI segment that occurred in first quarter 2023, goodwill was reassigned to segments using a relative fair value allocation. In conjunction with the product moves and as required by GAAP, during first quarter 2023 Eastman performed an impairment assessment and concluded that no indication of an impairment existed. For further information on the product moves, see Note 1, "Significant Accounting Policies", and Note 15, "Segment Information".

Changes to the carrying value of goodwill follow:

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
Adjustments to net goodwill resulting from reorganization	—	569	(569)	—	—
Acquisition	33	—	—	—	33
Held for sale	—	—	(50)	—	(50)
Currency translation adjustments	(3)	(1)	—	—	(4)
Balance at September 30, 2023	$1,326	$2,169	$138	$10	$3,643

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, the CI segment, and other segments, respectively, at both September 30, 2023 and December 31, 2022.

5.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2023		2022		2023		2022
	$	%	$	%	$	%	$	%
Provision for (benefit from) income taxes and tax rate	$20	10%	$(20)	(7)%	$77	12%	$155	16%

First nine months 2023 provision for income taxes includes a $51 million decrease due to state tax law changes that were enacted in second quarter 2023 that extend the carryforward period to utilize existing state tax credits and a $23 million increase as a result of state guidance issued in first quarter 2023 interpreting certain provisions of the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act"). Third quarter and first nine months 2022 provision for income taxes included a $32 million decrease related to the release of a state valuation allowance and a $16 million decrease from the finalization of prior year's income tax returns. Provision for income taxes was adjusted in third quarter 2022 to reflect finalization of the tax implications of the adhesives resins business divestiture, which, for first nine months 2022, was an increase of $38 million to the provision for income taxes.

At September 30, 2023 and December 31, 2022, Eastman had $241 million and $235 million, respectively, in unrecognized tax benefits. At September 30, 2023, it is expected that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $55 million within the next 12 months.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2023	2022
Borrowings consisted of:
1.50% notes due May 2023 (1)	$—	$800
7.25% debentures due January 2024	198	198
7.625% debentures due June 2024	43	43
3.80% notes due March 2025	695	693
1.875% notes due November 2026 (1)	528	530
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	495	495
5.75% notes due March 2033 (2)	496	—
4.8% notes due September 2042	494	494
4.65% notes due October 2044	877	877
2024 Term Loan	300	—
2027 Term Loan	499	499
Commercial paper and short-term borrowings	399	326
Total borrowings	5,220	5,151
Less: Borrowings due within one year	640	1,126
Long-term borrowings	$4,580	$4,025
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
(2)Net proceeds from the bond issuance will be used to finance or refinance existing and future eligible green investment initiatives, which contribute to Eastman's environmental sustainability strategy (a green bond).

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of September 30, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.56%. In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan balance outstanding was $499 million at both September 30, 2023 and December 31, 2022, with variable interest rates of 6.55% and 5.55%, respectively. Borrowings under the 2024 Term Loan and 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in first quarter 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2023, the Company's commercial paper borrowings were $399 million with a weighted average interest rate of 5.55%. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2023 and December 31, 2022.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2023 and December 31, 2022 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, under the Term Loans and commercial paper, equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $4.9 billion at both September 30, 2023 and December 31, 2022. The Company had no borrowings classified as Level 1 and Level 3 as of September 30, 2023 and December 31, 2022.

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

Eastman enters into fixed-to-fixed cross-currency swaps and designates these swaps to hedge a portion of its net investment in a non-U.S. dollar functional currency denominated subsidiary against foreign currency fluctuations. These contracts involve the exchange of fixed U.S. dollars with fixed foreign currency interest payments periodically over the life of the contracts and an exchange of the notional amounts at maturity.

In first quarter 2023, Eastman entered into fixed-to-fixed cross-currency swaps of $300 million (€283 million) maturing March 2033 and $50 million (¥6.7 billion) maturing March 2025.

In third quarter 2023, Eastman entered into fixed-to-fixed cross-currency swaps of $375 million (€340 million) maturing March 2025 and $125 million (€113 million) maturing December 2028. Additionally, Eastman voluntarily terminated and reentered into fixed-to-fixed cross-currency swaps of $375 million (€340 million terminated; €351 million reentered) maturing March 2025, $305 million (€265 million terminated; €285 million reentered) maturing December 2028, and $50 million (¥6.7 billion terminated; ¥7.4 billion reentered) maturing March 2025.

The termination of cross-currency swaps in third quarter 2023 resulted in a $34 million gain recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2023 and December 31, 2022 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2023	December 31, 2022

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€440	€573
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	17	3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,354	€587
JPY/USD (in JPY)	¥7,385	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€1,247

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of September 30, 2023 and December 31, 2022. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2023 or 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of September 30, 2023 and December 31, 2022.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$—	$3
Foreign exchange contracts	Other current assets	6	—
Foreign exchange contracts	Other noncurrent assets	2	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	16	—
Cross-currency interest rate swaps	Other noncurrent assets	46	72
Total Derivative Assets		$70	$76

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$13	$3
Foreign exchange contracts	Payables and other current liabilities	2	8
Foreign exchange contracts	Other long-term liabilities	—	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	4	5

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	25	—
Total Derivative Liabilities		$44	$20
Total Net Derivative Assets (Liabilities)		$26	$56

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $528 million at September 30, 2023 and $1.3 billion at December 31, 2022. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2023 and December 31, 2022, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term borrowings	$71	$70	$(4)	$(5)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2023 and 2022.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2023	2022	2023	2022	2023	2022	2023	2022
Derivatives in cash flow hedging relationships:
Commodity contracts	$(5)	$(4)	$(9)	$(5)	$—	$1	$(3)	$38
Foreign exchange contracts	11	22	1	43	3	18	10	33
Forward starting interest rate and treasury lock swap contracts	1	(1)	2	9	—	—	(2)	(5)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	15	80	(8)	199	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	51	39	31	114	—	—	—	—
Cross-currency interest rate swaps excluded component	(16)	(1)	(33)	(6)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter and first nine months 2023 and 2022.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,267	$1,783	$57	$2,709	$2,168	$43
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			1
Derivatives designated as hedging instruments			—			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			—			—
Commodity Contracts:
Amount reclassified from AOCI into earnings		—			1
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	3			18

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$7,003	$5,406	$163	$8,207	$6,446	$134
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			2
Derivatives designated as hedging instruments			(2)			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(5)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(3)			38
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	10			33

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $1 million and $7 million during third quarter and first nine months 2023, respectively, and recognized a net loss of $5 million and $11 million during third quarter and first nine months 2022.

Pre-tax monetized positions and mark-to-market ("MTM") gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included net gains of $116 million and $134 million at September 30, 2023 and December 31, 2022, respectively. Gains in AOCI decreased between December 31, 2022 and September 30, 2023 primarily as a result of an increase in euro to U.S. dollar exchange rates. If recognized, approximately $2 million in pre-tax losses, as of September 30, 2023, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$2	$7	$2	$—	$—
Interest cost	19	8	11	3	7	4
Expected return on assets	(22)	(6)	(32)	(7)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(7)	(8)
Net periodic benefit (credit) cost	$3	$4	$(14)	$(2)	$(1)	$(5)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$17	$6	$19	$9	$—	$—
Interest cost	58	22	33	11	20	11
Expected return on assets	(66)	(19)	(96)	(24)	(3)	(3)
Amortization of:
Prior service credit, net	—	—	—	—	(20)	(24)
Mark-to-market pension and other postretirement benefits (gain) loss, net (1)	—	—	7	(10)	—	—
Net periodic benefit (credit) cost	$9	$9	$(37)	$(14)	$(3)	$(16)
(1)     Also includes curtailment triggered by the 2022 sale of the adhesives resins business which is included in "Other components of post-employment (benefit) cost, net" on the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

In 2022, subsequent to the adhesives resins divestiture, the Company retained pension liabilities of certain plan participants. As such, the status of those participants changed in a Non-U.S. pension plan which triggered a curtailment and an interim MTM remeasurement of the impacted Non-U.S. pension plan's assets and liabilities. First nine months 2022 included a curtailment gain of $7 million, including $3 million reduction in the pension benefit obligation and $4 million of prior service credits recognized immediately, and a MTM gain of $3 million.

Settlements are triggered in a plan when distributions exceed the sum of service cost and interest cost of the respective plan. Lump sum payments from a U.S. pension plan resulted in a plan settlement in first nine months 2022. The settlement itself was not material, but it triggered an interim MTM remeasurement of the impacted U.S. pension plan's assets and liabilities resulting in a MTM loss of $7 million in first nine months 2022.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2023	December 31, 2022
Environmental contingencies, current	$10	$10
Environmental contingencies, long-term	276	264
Total	$286	$274

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $255 million to the maximum of $499 million and from the best estimate or minimum of $245 million to the maximum of $457 million at September 30, 2023 and December 31, 2022, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first nine months 2023 and full year 2022 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2021	$253
Changes in estimates recognized in earnings and other	6
Cash reductions	(14)
Balance at December 31, 2022	245
Changes in estimates recognized in earnings and other	19
Cash reductions	(9)
Balance at September 30, 2023	$255

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $31 million and $29 million at September 30, 2023 and December 31, 2022, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $51 million at both September 30, 2023 and December 31, 2022, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter and first nine months 2023 and 2022 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352
Net Earnings	—	—	178	—	—	178	1	179
Cash Dividends Declared (1) ($0.79 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	(23)	—	(23)	—	(23)
Share-Based Compensation Expense (2)	—	10	—	—	—	10	—	10
Balance at September 30, 2023	$2	$2,352	$9,274	$(294)	$(5,982)	$5,352	$72	$5,424

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2022	$2	$2,179	$8,857	$(143)	$(5,572)	$5,323	$84	$5,407
Net Earnings	—	—	301	—	—	301	—	301
Cash Dividends Declared (1) ($0.76 per share)	—	—	(93)	—	—	(93)	—	(93)
Other Comprehensive Income (Loss)	—	—	—	(9)	—	(9)	—	(9)
Share-Based Compensation Expense (2)	—	12	—	—	—	12	—	12
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchases (3)	—	110	—	—	(260)	(150)	—	(150)
Balance at September 30, 2022	$2	$2,301	$9,065	$(152)	$(5,832)	$5,384	$83	$5,467
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes settlement of shares repurchased under the second quarter 2022 accelerated share repurchase program ("2022 ASR").

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	584	—	—	584	1	585
Cash Dividends Declared (1) ($2.37 per share)	—	—	(283)	—	—	(283)	—	(283)
Other Comprehensive Income (Loss)	—	—	—	(89)	—	(89)	—	(89)
Share-Based Compensation Expense (2)	—	49	—	—	—	49	—	49
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	2	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(14)	(14)
Balance at September 30, 2023	$2	$2,352	$9,274	$(294)	$(5,982)	$5,352	$72	$5,424

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	792	—	—	792	2	794
Cash Dividends Declared (1) ($2.28 per share)	—	—	(284)	—	—	(284)	—	(284)
Other Comprehensive Income (Loss)	—	—	—	30	—	30	—	30
Share-Based Compensation Expense (2)	—	54	—	—	—	54	—	54
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(19)	—	—	—	(19)	(3)	(22)
Share Repurchases (4)	—	70	—	—	(972)	(902)	—	(902)
Balance at September 30, 2022	$2	$2,301	$9,065	$(152)	$(5,832)	$5,384	$83	$5,467

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(237)	$59	$(3)	$(1)	$(182)
Period change	7	(27)	(3)	—	(23)
Balance at December 31, 2022	(230)	32	(6)	(1)	(205)
Period change	(67)	(16)	(6)	—	(89)
Balance at September 30, 2023	$(297)	$16	$(12)	$(1)	$(294)

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

Components of other comprehensive income recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$4	$(24)	$(19)	$(19)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(6)	(8)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	12	9	40	30
Reclassification adjustment for (gains) losses included in net income, net	(3)	(2)	(19)	(14)
Total other comprehensive income (loss)	$6	$(23)	$(6)	$(9)

	First Nine Months
	2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(39)	$(67)	$4	$4
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(20)	(16)	(28)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	(4)	(3)	129	97
Reclassification adjustment for (gains) losses included in net income, net	(5)	(3)	(67)	(50)
Total other comprehensive income (loss)	$(68)	$(89)	$38	$30

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator
Earnings attributable to Eastman, net of tax	$178	$301	$584	$792

Denominator
Weighted average shares used for basic EPS	118.5	121.0	118.7	124.9
Dilutive effect of stock options and other awards	0.5	1.3	0.8	1.5
Weighted average shares used for diluted EPS	119.0	122.3	119.5	126.4

(Calculated using whole dollars and shares)
EPS
Basic	$1.50	$2.48	$4.92	$6.34
Diluted	$1.49	$2.46	$4.89	$6.26

Shares underlying stock options of 1,873,472 and 1,342,328 for both third quarter and first nine months 2023 and 2022, respectively, were excluded from calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive. The Company repurchased 621,711 shares in first nine months 2023. No shares were repurchased in third quarter 2023. The Company repurchased 2,839,875 and 9,505,944 shares in third quarter and first nine months 2022, respectively.

The Company declared cash dividends of $0.79 and $0.76 per share for third quarter 2023 and 2022, respectively. The Company declared cash dividends of $2.37 and $2.28 per share for first nine months 2023 and 2022, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
	2023	2022	2023	2022
Net loss on sale of previously impaired assets (1)	$—	$—	$—	$15
Severance charges (2)(3)	—	—	16	3
Site closure and other restructuring charges (4) (5) (6)	—	2	6	5
Total	$—	$2	$22	$23

(1)First nine months 2022 includes a $16 million loss on transfer of previously impaired assets to a third party in the Advanced Materials ("AM") segment for the previously reported closure of an advanced interlayers manufacturing facility in North America, partially offset by a $1 million gain on sale of previously impaired assets reported in "Other" from the previously reported closure of a tire additives manufacturing facility in Asia Pacific.
(2)First nine months 2023 severance charges as part of fourth quarter 2022 cost reduction initiatives reported in "Other".
(3)First nine months 2022 severance charges of $2 million as part of business improvement reported in "Other" and $1 million in the AM segment from the previously reported closure of a performance films manufacturing facility in North America.
(4)First nine months 2023 site closure costs related to the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first nine months 2023 related to the closure of this facility.
(5)Site closure costs of $1 million and $3 million in third quarter and first nine months 2022, respectively, in the CI segment resulting from the closure of a Singapore manufacturing site.
(6)Site closure costs of $1 million and $2 million in third quarter and first nine months 2022, respectively, in the AM segment from the closure of an advanced interlayers manufacturing facility in North America.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first nine months 2023 and full year 2022:

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2023
Severance costs	$34	$16	$—	$(34)	$16
Other restructuring costs	18	6	—	(23)	1
Total	$52	$22	$—	$(57)	$17

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	$12	$31	$—	$(9)	$34
Other restructuring costs	5	21	1	(9)	18
Total	$17	$52	$1	$(18)	$52

Substantially all severance costs remaining as of September 30, 2023 are expected to be applied to the reserves within one year.

14.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and long-term performance shares. In third quarter 2023 and 2022, $10 million and $12 million, respectively, of compensation expense before tax was recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2023 and 2022 net earnings of $7 million and $9 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In first nine months 2023 and 2022, $49 million and $54 million, respectively, of compensation expense before tax was recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2023 and 2022 net earnings of $36 million and $41 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2022 Annual Report on Form 10-K.

15.SEGMENT INFORMATION

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

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2023	2022	2023	2022
Advanced Materials	$746	$888	$2,227	$2,471
Additives & Functional Products (1)	670	906	2,194	2,719
Chemical Intermediates (1)	527	665	1,630	2,152
Fibers	323	250	949	705
Total Sales by Operating Segment	2,266	2,709	7,000	8,047
Other (2)	1	—	3	160
Total Sales	$2,267	$2,709	$7,003	$8,207
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first nine months 2022 is sales revenue from a previously divested business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Earnings (Loss) Before Interest and Taxes by Segment	2023	2022	2023	2022
Advanced Materials	$93	$131	$278	$333
Additives & Functional Products (1)	105	143	369	470
Chemical Intermediates (1)	6	68	87	322
Fibers	109	21	280	82
Total Earnings Before Interest and Taxes by Operating Segment	313	363	1,014	1,207
Other (2)
Growth initiatives and businesses not allocated to operating segments	(49)	(54)	(145)	(139)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	22	(12)	71
Asset impairments and restructuring charges, net	—	—	(16)	(1)
Net gain (loss) on divested business and transaction costs	—	(7)	—	(8)
Steam line incident (costs) insurance proceeds, net	—	—	8	(42)
Other income (charges), net not allocated to operating segments	(4)	—	(24)	(5)
Total Earnings Before Interest and Taxes	$256	$324	$825	$1,083
(1)2022 is reclassified to conform to current period presentation.
(2)"Other" in first nine months 2022 includes EBIT of $6 million from a previously divested business.

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closures, or shutdowns of businesses or assets, financing transaction costs, environmental costs related to previously divested businesses or non-operational sites and product lines, and mark-to-market losses or gains for pension and other postretirement benefit plans.

•In first nine months 2023, the Company recognized unusual insurance proceeds, net of costs, and in first nine months 2022, unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the steam line incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Steam line incident costs (insurance proceeds), net.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2023	2022	2023	2022
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$—	$2	$22	$23
Mark-to-market pension and other postretirement benefits (gain), net	—	—	—	(3)
Accelerated depreciation	—	—	23	—
Environmental and other costs	—	—	13	15
Net (gain) loss on divested business and transaction costs	—	7	—	8
Unusual item impacting earnings before interest and taxes:
Steam line incident costs (insurance proceeds), net	—	—	(8)	42
Total non-core and unusual items impacting earnings before interest and taxes	—	9	50	85
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	—	28	9	(16)
Interim adjustment to tax provision	3	32	17	16
Total items impacting provision for income taxes	3	60	26	—
Total items impacting net earnings attributable to Eastman	$(3)	$(51)	$24	$85

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit;
•Selling, general and administrative expenses ("SG&A");
•Other components of post-employment (benefit) cost, net;
•Other (income) charges, net;
•Earnings before interest and taxes ("EBIT");
•Provision for (benefit from) income taxes;
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

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

	Third Quarter		First Nine Months
(Dollars in millions)	2023	2022	2023	2022
Sales	$2,267	$2,709	$7,003	$8,207
Earnings before interest and taxes	256	324	825	1,083
Earnings before interest and taxes excluding non-core and unusual items	256	333	875	1,168

Sales revenue decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to lower sales volume. Adjusted EBIT decreased in third quarter 2023 compared to third quarter 2022 primarily due to lower sales volume and higher manufacturing costs primarily due to lower capacity utilization resulting from actions to reduce inventory, higher pension expense, and an unfavorable shift in foreign currency exchanges rates. These factors were partially offset by lower raw material and energy costs and distribution costs, net of lower selling prices. Adjusted EBIT decreased in first nine months 2023 compared to first nine months 2022 primarily due to lower sales volume and higher manufacturing costs primarily due to lower capacity utilization resulting from actions to reduce inventory, higher pension expense, and an unfavorable shift in foreign currency exchanges rates. These factors were partially offset by lower raw material and energy costs and distribution costs.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$178	$1.49	$301	$2.46
Total non-core and unusual items, net of tax	—	—	(19)	(0.15)
Interim adjustment to tax provision	(3)	(0.02)	(32)	(0.26)
Adjusted net earnings	$175	$1.47	$250	$2.05

	First Nine Months
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$584	$4.89	$792	$6.26
Total non-core and unusual items, net of tax	41	0.34	101	0.81
Interim adjustment to tax provision	(17)	(0.14)	(16)	(0.13)
Adjusted net earnings	$608	$5.09	$877	$6.94
Cash provided by operating activities was $922 million in first nine months 2023 and $518 million in first nine months 2022.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Sales	$2,267	$2,709	$(442)	(16)%	$7,003	$8,207	$(1,204)	(15)%
Volume / product mix effect			(314)	(11)%			(1,002)	(12)%
Price effect			(132)	(5)%			—	—%
Exchange rate effect			4	—%			(42)	(1)%
Divested business effect			—	—%			(160)	(2)%

Sales revenue decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily as a result of decreases in the AFP, CI, and AM segments, partially offset by an increase in the Fibers segment. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Gross profit	$484	$541	(11)%	$1,597	$1,761	(9)%
Accelerated depreciation	—	—		23	—
Steam line incident costs (insurance proceeds), net	—	—		(8)	42
Gross profit excluding non-core and unusual items	$484	$541	(11)%	$1,612	$1,803	(11)%

Gross profit in first nine months 2023 and 2022 included incremental costs and insurance proceeds from the steam line incident, and first nine months 2023 included accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 as a result of decreases in the CI, AFP, and AM segments, partially offset by an increase in the Fibers segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Selling, general and administrative expenses	$160	$173	(8)%	$536	$554	(3)%
Transaction costs	—	(4)		—	(15)
Selling, general and administrative expenses excluding non-core item	$160	$169	(5)%	$536	$539	(1)%

Third quarter and first nine months 2022 SG&A expenses included transaction costs for divested businesses. Excluding this non-core item, SG&A expenses decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily as a result of lower spend in third quarter and first nine months 2023 of approximately 10 percent and 5 percent, respectively, primarily due to cost reduction initiatives. This lower spend is partially offset by higher variable compensation costs.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Research and development expenses	$60	$68	(12)%	$182	$200	(9)%

R&D expenses decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to targeted cost reduction initiatives and increased focus on strategic growth programs.

Asset Impairments and Restructuring Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2023	2022	2023	2022
Net loss on sale of previously impaired assets	$—	$—	$—	$15
Severance charges	—	—	16	3
Site closure and other restructuring charges	—	2	6	5
Total	$—	$2	$22	$23

For detailed information regarding asset impairments and restructuring charges, net see Note 13, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2023	2022	2023	2022
Other components of post-employment (benefit) cost, net	$(2)	$(30)	$(8)	$(95)
Mark-to-market pension and other postretirement benefit gain, net	—	—	—	3
Other components of post-employment (benefit) cost, net excluding non-core item	$(2)	$(30)	$(8)	$(92)

Other components of post-employment (benefit) cost, net decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily as a result of higher interest expense, attributable to higher discount rates, and lower expected return on assets, attributable to unfavorable asset returns on a lower beginning asset basis for 2023. For more information regarding other components of post-employment (benefit) cost, net see Note 8, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2023	2022	2023	2022
Foreign exchange transaction losses, net	$3	$7	$8	$15
(Income) loss from equity investments and other investment (gains) losses, net	—	(2)	5	(17)
Other, net	7	(4)	27	$5
Other (income) charges, net	$10	$1	$40	$3
Environmental and other costs	—	—	(13)	(15)
Other (income) charges, net excluding non-core item	$10	$1	$27	$(12)

Other (income) charges, net in first nine months 2023 and 2022 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding this non-core item, Other (income) charges, net increased in first nine months 2023 compared to first nine months 2022 primarily due to valuation adjustments in equity investments, higher factoring fees, and absence of income from transition service agreements that ended in 2022 related to divestitures. For more information regarding components of foreign exchange transaction losses, see Note 7, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Earnings before interest and taxes	$256	$324	(21)%	$825	$1,083	(24)%
Mark-to-market pension and other postretirement benefits (gain), net	—	—		—	(3)
Asset impairments and restructuring charges, net	—	2		22	23
Net (gain) loss on divested business and transaction costs	—	7		—	8
Accelerated depreciation	—	—		23	—
Steam line incident costs (insurance proceeds), net	—	—		(8)	42
Environmental and other costs	—	—		13	15
Earnings before interest and taxes excluding non-core and unusual items	$256	$333	(23)%	$875	$1,168	(25)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2023	2022	Change	2023	2022	Change
Gross interest costs	$64	$47	36%	$183	$143	28%
Less: Capitalized interest	5	2		12	6
Interest expense	59	45		171	137
Less: Interest income	2	2		8	3
Net interest expense	$57	$43	33%	$163	$134	22%

Net interest expense increased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily as a result of higher interest rates and higher total borrowings.

Provision for (Benefit from) Income Taxes

	Third Quarter				First Nine Months
	2023		2022		2023		2022
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for (benefit from) income taxes and effective tax rate	$20	10%	$(20)	(7)%	$77	12%	$155	16%
Tax provision for non-core and unusual items (1)	—		28		9		(16)
Interim adjustment to tax provision (2)	3		32		17		16
Adjusted provision for income taxes and effective tax rate	$23	12%	$40	14%	$103	15%	$155	15%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Third quarter 2023 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2022 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate. The adjusted provision for income taxes for first nine months 2023 and 2022 are calculated applying the forecasted full year effective tax rates as shown below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Nine Months (1)
	2023	2022
Effective tax rate	12%	16%
Tax impact of current year non-core and unusual items (2)	1%	(1)%
Changes in tax contingencies and valuation allowances	1%	1%
Forecasted full year impact of expected tax events	1%	(1)%
Forecasted full year adjusted effective tax rate	15%	15%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 14.5 percent and 15.0 percent in first nine months 2023 and 2022, respectively.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$178	$1.49	$301	$2.46
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	—	—	2	0.01
Net (gain) loss on divested business and transaction costs	—	—	(21)	(0.16)
Interim adjustment to tax provision	(3)	(0.02)	(32)	(0.26)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$175	$1.47	$250	$2.05

	First Nine Months
	2023		2022
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$584	$4.89	$792	$6.26
Non-core items, net of tax: (1)
Mark-to-market pension and other post-employment benefits (gain), net	—	—	(3)	(0.02)
Asset impairments and restructuring charges, net	18	0.14	18	0.14
Net (gain) loss on divested business and transaction costs	—	—	43	0.35
Accelerated depreciation	20	0.17	—	—
Environmental and other costs	9	0.08	11	0.09
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	(6)	(0.05)	32	0.25
Interim adjustment to tax provision	(17)	(0.14)	(16)	(0.13)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$608	$5.09	$877	$6.94
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
In first quarter 2023, the Company moved the functional amines product line into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. The Company has recast the segment financial information for the AFP and the CI segments for each quarter from first quarter 2019 through fourth quarter 2022 to reflect the shift in products between segments. The 2022 information presented below is the recast information. For more information, refer to the Current Report on Form 8-K dated April 27, 2023.
Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$746	$888	$(142)	(16)%	$2,227	$2,471	$(244)	(10)%
Volume / product mix effect			(151)	(17)%			(324)	(13)%
Price effect			12	1%			111	4%
Exchange rate effect			(3)	—%			(31)	(1)%

Earnings before interest and taxes	$93	$131	$(38)	(29)%	$278	$333	$(55)	(17)%
Asset impairments and restructuring charges, net	—	1	(1)		—	19	(19)
Earnings before interest and taxes excluding non-core item	93	132	(39)	(30)%	278	352	(74)	(21)%
Sales revenue in third quarter and first nine months 2023 decreased compared to third quarter and first nine months 2022 primarily due to lower sales volume partially offset by higher selling prices. Lower sales volume was primarily driven by the specialty plastics product line due to weak demand and significant customer destocking attributed to global economic uncertainty in the consumer durables and electronics, medical, and consumables end-markets, partially offset by higher sales volume of premium products in the advanced interlayers product line due to an increase in automotive end-market demand. Higher selling prices, particularly in the advanced interlayers product line, were a result of significant levels of inflation in 2022.

Third quarter and first nine months 2022 EBIT included asset impairment and restructuring charges from a manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 13, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT excluding non-core items decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to $106 million and $204 million, respectively, lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization. These costs were partially offset by $68 million and $124 million, respectively, higher selling prices and lower raw material and energy costs and distribution costs.

In first quarter 2023, the Company completed the acquisition of Ai-Red Technology (Dalian) Co., Ltd. ("Dalian"), a manufacturer and supplier of paint protection and window film for auto and architectural markets in the Asia Pacific region for a preliminary purchase price of approximately $75 million, net of cash acquired. The acquisition of Dalian is expected to enhance continued global growth of the AM segment performance films product line.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$670	$906	$(236)	(26)%	$2,194	$2,719	$(525)	(19)%
Volume / product mix effect			(159)	(18)%			(422)	(15)%
Price effect			(86)	(9)%			(99)	(4)%
Exchange rate effect			9	1%			(4)	—%

Earnings before interest and taxes	$105	$143	$(38)	(27)%	$369	$470	$(101)	(21)%

Sales revenue in third quarter and first nine months 2023 decreased compared to third quarter and first nine months 2022 primarily due to lower sales volume and lower selling prices. Lower sales volume was primarily attributable to deceleration of demand and customer destocking in the agriculture, consumables, and building and construction end-markets. Lower selling prices were primarily attributable to cost pass-through contracts.

EBIT decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to $79 million and $176 million, respectively, lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization. These costs were partially offset by $31 million and $77 million, respectively, lower raw material and energy costs and distribution costs, net of lower selling prices.
Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$527	$665	$(138)	(21)%	$1,630	$2,152	$(522)	(24)%
Volume / product mix effect			(11)	(2)%			(276)	(13)%
Price effect			(127)	(19)%			(243)	(11)%
Exchange rate effect			—	—%			(3)	—%

Earnings before interest and taxes	$6	$68	$(62)	(91)%	$87	$322	$(235)	(73)%
Asset impairments and restructuring charges, net	—	1	(1)		—	3	(3)
Earnings before interest and taxes excluding non-core item	6	69	(63)	(91)%	87	325	(238)	(73)%
Sales revenue in third quarter 2023 decreased compared to third quarter 2022 primarily due to lower selling prices, particularly in the olefins product line, due to competitive pressures resulting from weak end-market demand.

Sales revenue in first nine months 2023 decreased compared to first nine months 2022 primarily due to lower sales volume and lower selling prices across most product lines. Lower sales volume in the plasticizers and olefins product lines was primarily attributed to deceleration of demand and competitive pressures in the industrial chemical, building and construction and consumer durables end-markets. Lower selling prices were attributable to lower raw material prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EBIT excluding non-core items decreased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to $48 million and $158 million, respectively, lower sales volume and higher manufacturing costs primarily due to lower capacity utilization, and $5 million and $68 million, respectively, lower selling prices, net of lower raw material and energy costs and distribution costs.

In third quarter 2023, the Company entered into a definitive agreement to sell its operations located in Texas City, Texas. The sale excludes the plasticizer operations. The total sales price includes $413 million in cash at closing and an additional $38.5 million to be paid on each of the first and second anniversaries of the closing date of the transaction. The final purchase price is subject to working capital and other adjustments at closing. The sale, subject to regulatory approvals and satisfaction of other customary closing conditions, is expected to be completed in fourth quarter 2023.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2023	2022	$	%	2023	2022	$	%
(Dollars in millions)
Sales	$323	$250	$73	29%	$949	$705	$244	35%
Volume / product mix effect			6	2%			17	2%
Price effect			69	28%			231	33%
Exchange rate effect			(2)	(1)%			(4)	—%

Earnings before interest and taxes	$109	$21	$88	419%	$280	$82	$198	241%
Asset impairments and restructuring charges, net	—	—	—		6	—	6
Accelerated depreciation	—	—	—		23	—	23
Earnings before interest and taxes excluding non-core items	109	21	88	419%	309	82	227	277%
Sales revenue in third quarter and first nine months 2023 increased compared to third quarter and first nine months 2022 primarily due to higher selling prices in acetate tow, driven by an increase in industry capacity utilization and higher raw material, energy, and distribution prices throughout 2022.

EBIT in first nine months 2023 included asset impairments and restructuring charges and accelerated depreciation from a previously announced manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 13, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT excluding non-core items increased in third quarter and first nine months 2023 compared to third quarter and first nine months 2022 primarily due to higher selling prices and lower raw material and energy costs and distribution costs of $86 million and $234 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
	2023	2022	2023	2022
(Dollars in millions)
Sales	$1	$—	$3	$160

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(49)	$(54)	$(145)	$(139)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	(4)	22	(12)	71
Asset impairments and restructuring charges, net	—	—	(16)	(1)
Net gain (loss) on divested business and transaction costs	—	(7)	—	(8)
Steam line incident (costs) insurance proceeds, net	—	—	8	(42)
Other income (charges), net not allocated to operating segments	(4)	—	(24)	(5)
Loss before interest and taxes	$(57)	$(39)	$(189)	$(124)
Asset impairments and restructuring charges, net	—	—	16	1
Net (gain) loss on divested business and transaction costs	—	7	—	8
Steam line incident costs (insurance proceeds), net	—	—	(8)	42
Environmental and other costs	—	—	13	15
Mark-to-market pension and other postretirement benefits (gain), net	—	—	—	(3)
Loss before interest and taxes excluding non-core and unusual items	(57)	(32)	(168)	(61)
Sales and costs related to growth initiatives, R&D expenses, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First nine months 2022 included sales revenue and EBIT of a previously divested business, and third quarter and first nine months 2022 included a loss, net of transaction costs, on the divested business.

First nine months 2023 EBIT included severance charges as a result of cost reduction initiatives in fourth quarter 2022. First nine months 2023 and 2022 EBIT included insurance proceeds and net costs from the steam line incident, respectively, and environmental and other costs from previously divested or non-operational sites. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments and restructuring charges see Note 13, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
United States and Canada	$966	$1,202	$(236)	(20)%	$3,031	$3,704	$(673)	(18)%
Europe, Middle East, and Africa	602	680	(78)	(11)%	1,946	2,106	(160)	(8)%
Asia Pacific	576	662	(86)	(13)%	1,654	1,912	(258)	(13)%
Latin America	123	165	(42)	(25)%	372	485	(113)	(23)%
Total Eastman	$2,267	$2,709	$(442)	(16)%	$7,003	$8,207	$(1,204)	(15)%

Sales revenue decreased 16 percent in third quarter 2023 compared to third quarter 2022 and decreased 15 percent in first nine months 2023 compared to first nine months 2022, primarily due to lower sales volume in all regions (down 11 percent and 12 percent, respectively).

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

	First Nine Months
(Dollars in millions)	2023	2022
Net cash provided by (used in)
Operating activities	$922	$518
Investing activities	(680)	598
Financing activities	(295)	(1,098)
Effect of exchange rate changes on cash and cash equivalents	(1)	(16)
Net change in cash and cash equivalents	(54)	2
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$439	$461

Cash provided by operating activities increased $404 million in first nine months 2023 compared to first nine months 2022 primarily due to lower working capital, lower variable compensation payout, and lower pension and other postretirement contributions in excess of expenses, partially offset by lower net earnings.

Cash used in investing activities was $680 million in first nine months 2023 compared to cash provided by investing activities of $598 million in first nine months 2022 primarily due to proceeds from the sale of the adhesives resins business in 2022, higher capital expenditures, and an acquisition in the AM segment in 2023.

Cash used in financing activities decreased $803 million in first nine months 2023 compared to first nine months 2022, primarily due to lower treasury stock purchases partially offset by lower net proceeds from commercial paper and borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A for additional information.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in third quarter 2023 and 2022 were $692 million and $700 million, respectively, and $2.1 billion and $1.8 billion in first nine months 2023 and 2022, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $418 million and $402 million of these receivables would have been outstanding as of September 30, 2023 and December 31, 2022, respectively, had they not been sold under these factoring programs.

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

Debt and Other Commitments

At September 30, 2023, the Company's borrowings totaled $5.2 billion with various maturities. In second quarter 2023, the Company repaid $808 million, including the foreign currency impact, of the 1.50% notes due May 2023 using a combination of available cash and debt proceeds.

In first quarter 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of September 30, 2023, the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.56%. In first quarter 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes will be allocated to eligible projects to advance Eastman's sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. The Company expects attractive returns on invested capital from the sustainability projects. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million.

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

Credit Facility and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") expiring December 2026 that was amended in March 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2023, the Company's commercial paper borrowings were $399 million with a weighted average interest rate of 5.55%. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

The Credit Facility and the term loans contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2023 and December 31, 2022. The total amount of available borrowings under the Credit Facility was $1.50 billion as of September 30, 2023. For additional information, see Section 5.03 of the Credit Facility filed as Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

See Note 6, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	September 30,	December 31,
(Dollars in millions)	2023	2022
Total borrowings	$5,220	$5,151
Less: Cash and cash equivalents	439	493
Net debt (1)	$4,781	$4,658
(1)Includes non-cash decrease of $2 million and $85 million in 2023 and 2022, respectively, resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $649 million and $408 million in first nine months 2023 and 2022, respectively. Capital expenditures in first nine months 2023 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects. The Company expects that 2023 capital expenditures will be approximately $800 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). During first nine months 2023, the Company repurchased 621,711 shares of common stock for $50 million. No shares were repurchased during third quarter 2023. As of September 30, 2023, a total of 7,365,594 shares have been repurchased under the 2021 authorization for $685 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Securities and Exchange Commission Regulation S-K, Item 103, the Company's threshold for disclosing any environmental legal proceeding involving a governmental authority (including the Jefferson Hills, Pennsylvania proceedings described below) is potential monetary sanctions that management believes will meet or exceed $1 million.

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI's Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Even though the Company sold the Jefferson Hills facility on April 1, 2022 as part of its previously reported sale of the adhesives resins business, it retained responsibility for any civil penalty assessed by EPA and PADEP in this matter. Following receipt of the proposed Consent Decree, ECRI and Company representatives met on multiple occasions with EPA and PADEP representatives and vigorously defended against these allegations. As of third quarter 2023, this matter has been resolved. The resolution of this proceeding did not have a material impact on the Company's financial condition, results of operations, or cash flows.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2023, a total of 7,365,594 shares have been repurchased under the 2021 authorization for $685 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. During first nine months 2023, the Company repurchased 621,711 shares of common stock for $50 million. No shares were repurchased during third quarter 2023. For additional information, see Note 11, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 5.    OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

10.01 *	Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice**

10.02 *	Amended 2023 Unit Performance Plan**

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2023

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2023

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2023

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	October 27, 2023	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer