Form 10-K
period 2023-12-31
EASTMAN CHEMICAL CO
filed 2024-02-14
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
					Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).					☐	☒

The aggregate market value (based upon the $83.72 closing price on the New York Stock Exchange on June 30, 2023) of the 116,616,276 shares of common equity held by non-affiliates as of December 31, 2023 was $9,763,114,627 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2023 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 117,343,761 shares of common stock of the registrant were outstanding at December 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Annual Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of the Company's information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

Forward-looking statements are based upon certain underlying assumptions as of the date such statements were made. Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors. Forward-looking statements and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. The known material factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed under "Risk Factors" in Part I, Item 1A of this Annual Report. Other factors, risks, or uncertainties of which management is not aware, or presently deems immaterial, could also cause actual results to differ materially from those in the forward-looking statements.

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

TABLE OF CONTENTS

ITEM	PAGE
PART I
PART II
PART III

10.	Directors, Executive Officers and Corporate Governance	116
11.	Executive Compensation	116
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	116
13.	Certain Relationships and Related Transactions, and Director Independence	117
14.	Principal Accountant Fees and Services	117
PART IV

15.	Exhibits and Financial Statement Schedules	118
16.	Form 10-K Summary	118
	Exhibit Index	119
SIGNATURES

Signatures	122

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty materials company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 36 manufacturing facilities and has equity interests in two manufacturing joint ventures in 12 countries that supply products to customers throughout the world. See "Properties" in Part I, Item 2 of this Annual Report on Form 10-K (this "Annual Report"). The Company's headquarters and largest manufacturing facility are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions with a commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. See "Business Segments".

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

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extend the level of differentiation afforded by its world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-users' products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles and nonwovens, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, are transforming Eastman into a global specialty materials company that enhances the quality of life in a material way. As a global specialty materials company, management continuously evaluates the Company's business and operations to improve cost structure, increase investment in growth, and strengthen execution capabilities, including specific initiatives to transform operations, work processes and systems, and business structure alignment, scale, and integration.

In 2023, the Company reported sales revenue of $9.2 billion, earnings before interest and taxes ("EBIT") of $1.3 billion, and net earnings attributable to Eastman of $894 million. Diluted earnings per share were $7.49. Net cash provided by operating activities was $1.4 billion. Excluding non-core and unusual items, adjusted EBIT was $1.1 billion and adjusted diluted earnings per share were $6.40. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for a reconciliation of financial measures under accounting principles generally accepted in the United States ("GAAP") to non-GAAP financial measures, description of excluded items, and related information. For Company sales revenue by end-use market, see Exhibit 99.01 "2023 Company and Segment Sales Revenue by End-Use Market" of this Annual Report. Approximately 60 percent of 2023 sales revenue was generated from outside the United States and Canada region. For additional information regarding sales by customer location and by segment, see Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment", and "Sales by Customer Location" in Part II, Item 7 of this Annual Report.

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

Innovation

Management is pursuing specific opportunities to leverage Eastman's innovation-driven growth model with the goal of greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. Recently developed, introduced, or commercialized innovation products, applications, and technologies include the following:

•Molecular recycling technologies, including carbon renewal technology and polyester renewal technology, which are being used for production and commercial sales of multiple products, described below under "Sustainability and Circular Economy";
•Eastman Tritan™ Renew copolyester based on polyester renewal technology which transforms single-use polyester waste into basic building blocks that are then used to make durable, high performance materials;
•Naia™ Renew, a fiber product for the apparel market developed from proprietary cellulosic materials that are approximately 60 percent biopolymer derived and approximately 40 percent waste plastics derived;
•Saflex™ Horizon, a next generation polyvinyl butyral ("PVB") interlayer product, supports the longer virtual image distance, expanded field of view, and augmented reality features of advanced Head-up Displays ("HUD") systems;
•Saflex™ FlySafe™ 3D PVB interlayers innovative design for architectural glass helps comply with evolving wildlife protection regulations while preserving the aesthetic integrity of architectural products;
•Tetrashield™ performance polyester resins based on proprietary monomer technology with improved health, safety, and performance features for food and beverage packaging and industrial powder coatings;
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
•Cellulosic biopolymers including addition of new microbeads for personal care applications including color cosmetics, sunscreens, and facial lotions; and
•Aventa™, a biodegradable and compostable cellulosic biopolymer that is approximately 60 percent bio-content derived, and Aventa™ Renew, approximately 60 percent bio-derived and 40 percent recycled plastic derived, used in food service and food packaging applications.

Sustainability and Circular Economy

Central to Eastman's innovation-driven growth model is management's dedication to enhance the quality of life in a material way with an ongoing commitment to sustainability.

The Company's long history of technical expertise in chemical processes and polymer science positions it to provide innovative solutions to some of the world's most complex problems. One example is Eastman's contribution to the development of a more "circular economy". A circular economy focuses on making the most of the world's resources - minimizing waste and maximizing value - by providing end-of-life solutions to reduce, reuse, and recycle products and materials. This keeps materials in use and decouples growth from scarce resource consumption, while allowing economic development and improvement in quality of life. The Company's sustainable innovation initiatives include biodegradation, molecular recycling, and strategic collaborations with end-user markets. In 2019, the Company announced the use of its unique platform of solutions to address the challenges of plastic waste in the environment with advanced circular recycling, or molecular recycling, including carbon renewal and polyester renewal technologies. Together, these technologies allow the Company to use plastic waste, such as polyester carpet and textiles, as feedstock to lower greenhouse gas ("GHG") emissions compared to traditional processes. Eastman's scale and integration provide a unique opportunity to accelerate the use of these molecular recycling technologies and make a meaningful positive impact on the environment.

Management approaches sustainability as a source of competitive strength by focusing its innovation strategy on opportunities where disruptive macro trends align with the Company's differentiated technology platforms and applications development capabilities to develop innovative products, applications, and technologies that enable customers' development and sale of sustainable products. Eastman's sustainability-related growth initiatives include targeted product and process innovation that focuses on enhancing product health and safety, end-use product durability, recyclability, and reducing material usage, while lowering GHG emissions associated with climate change. Eastman has focused on communication and collaboration with stakeholders, including policymakers and other interested parties, to build support for the concepts of molecular recycling and mass balance accounting (an accepted and certified protocol by International Sustainability & Carbon Certification ("ISCC") that documents and tracks recycled content through complex manufacturing systems). Eastman has committed to reduce its absolute scope 1 (direct GHG emissions occurring from sources that are owned by Eastman) and scope 2 (indirect GHG associated with the purchase of electricity, steam, heat, or cooling and are a result of Eastman's energy use) emissions by approximately one-third by 2030, measured from the Company's 2017 baseline year, in order to achieve carbon neutrality by 2050, and to innovate to provide products that enable energy savings and GHG emissions reductions to customers and end-users.

Eastman focuses on the triple challenge of Climate, Circularity, and Caring for Society. Examples of Eastman sustainable solutions within identified disruptive macro trends include:

•Climate:
•Eastman's molecular recycling processes are expected to reduce GHG emissions by 20 percent to 50 percent, depending on primary energy inputs and technology deployed, when compared to processes using fossil fuels for intermediates used in various Renew products;
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

•Circularity:
•Eastman's molecular recycling technology, including carbon renewal and polyester renewal technologies, utilizes plastic waste as a feedstock. Products made with ISCC-certified recycled content include:
•Tritan™ Renew copolyesters
•Acetate Renew cellulosic biopolymers
•Trēva™ Renew cellulosic biopolymers
•Cristal™ Renew copolyesters
•Naia™ Renew cellulosic yarn
•Aventa™ Renew cellulosic biopolymers
•Eastman began commissioning and startup activities of one of the world's largest polyester recycling facilities at its Kingsport manufacturing site in 2023 and introduced plastic waste into its Kingsport methanolysis facility in early 2024;
•Eastman achieved significant milestones in 2023 on a material-to-material molecular recycling facility in Port-Jérôme-sur-Seine, France. This facility is expected to use Eastman's polyester renewal technology to initially recycle up to 110,000 metric tons annually of hard-to-recycle plastic waste. Approximately 70 percent of the required feedstock for the facility is being procured today, under contract, or in active negotiation. The Company continues to work with customers to transition from letters of intent to definitive supply agreements and is making progress on engineering, permitting, and finalizing incentives for this investment; and
•Eastman made progress on engineering, designing, permitting, and finalizing incentives for its third molecular recycling facility that is expected to be located in the United States.
•Caring for Society:
•Tetrashield™ performance polyester resins provide Bisphenol A-non intent ("BPA-NI") for food and beverage can coatings and Tetrashield™ resins for industrial powder coating applications providing ultra durable, long weathering alternative to traditional fluoropolymers in building and construction applications.
•Agriculture solutions, including Eastman organic acids and proprietary additives, protect farmer's crops, maximize yields, and feed the world;
•Care additives provide safe and sustainable solutions for home and personal care applications including cellulosic microbeads which offers a higher performance, biodegradable alternative to traditional microplastic alternatives;
•Saflex™ PVB and HUD acoustic interlayers in the automotive sector are essential to ensure passenger safety. Eastman's materials enable the adoption of digital technologies within the cabin and further advance improvements in solar, heat, and ultraviolet management;
•Saflex™ PVB laminated glass windows, doors and skylights made with specialty interlayers offer complete protection for educational, industrial and commercial building applications from hurricanes, cyclones, and violent storms, as well as acting as a critical first line of defense from potential attackers; and
•Eastman medical polymers provide quality and durability to healthcare providers while ensuring safety for their patients.

FINANCIAL STRATEGY

In its management of the Company's businesses and growth initiatives, management is committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Management believes maintaining a financial profile that supports a solid investment grade credit rating is important to its long-term strategy and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include paying the quarterly dividend, funding targeted growth opportunities, repurchasing shares, and repaying net debt. Management expects that the combination of continued stable cash flow generation, a strong balance sheet, and sufficient liquidity will continue to provide flexibility to pursue growth initiatives.

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

In 2023, the Company moved the functional amines product line from the CI segment into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency.

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

Eastman's technical, application development, and market development capabilities enable the AM segment to modify its polymers, films, and plastics to control and customize their final properties for the development of new applications with enhanced functionality. For example, Tritan™ copolyesters are a leading solution for food contact applications due to their performance and processing attributes and bisphenol A free ("BPA free") properties. The Saflex™ Q Series product line is a leading acoustic solution for architectural and automotive applications. The Company also maintains a leading solar control technology position in the window films market as well as advanced urethane film and coatings technologies in the paint protection film market. The segment principally competes on differentiated technology and application development capabilities. Management believes the AM segment's competitive advantages also include long-term customer relationships, vertical integration and scale in manufacturing, and leading market positions.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Advanced Interlayers
Saflex™ Saflex™ Q Series Saflex™ HUD interlayer products	standard PVB sheet premium PVB sheet	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd. Kingboard (Fo Gang) Specialty Resins Limited Chang Chun Petrochemical Co., Ltd.	polyvinyl alcohol vinyl acetate monomer butyraldehyde 2-ethyl hexanol ethanol triethylene glycol	transportation (automotive safety glass, automotive acoustic glass, and HUD) building and construction (PVB for architectural interlayers)
Performance Films
LLumar™ Flexvue™ SunTek™ V-KOOL™ Gila™	window films and protective films products for aftermarket applied films	XPEL, Inc. 3M Company Saint-Gobain S.A.	polyethylene terephthalate film aliphatic thermoplastic polyurethane film	transportation (automotive after- market window films and paint protection films) building and construction (residential and commercial window films) health and wellness (medical)
Specialty Plastics
Tritan™ copolyester Eastar™ copolyesters Spectar™ copolyester Embrace™ copolyester Visualize™ Eastman Aspira™ family of resins Treva™	standard copolyesters premium copolyesters cellulosic biopolymers molecular-recycled copolyesters	S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd. Covestro AG Trinseo S.A. Saudi Basic Industries Corporation	paraxylene ethylene glycol cellulose purified terephthalic acid waste plastics and textiles	consumables (consumer packaging, cosmetics packaging, in-store fixtures and displays) durable goods (consumer housewares and appliances) health and wellness (medical) electronics (displays)
See Exhibit 99.01 for AM segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AM segment by leveraging innovation and technology platforms to develop new and multi-generational products and applications to help facilitate AM segment growth and leverage its manufacturing capacity. The segment continues to expand its portfolio of higher margin products in attractive end-markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for future growth. The advanced interlayers product lines, including acoustic and HUD sheet interlayer products, leverage Eastman's global presence to supply industry leading innovations to automotive and architectural end-markets by collaborating with global and large regional customers. In the performance films product lines, management believes it has one of the largest distribution and dealer networks which, when combined with its industry leading technologies and recognized brands, positions Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment's product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets. Additionally, the AM segment is positioned to benefit from Eastman polyesters and acetyl streams sustainability innovations by leveraging molecular recycling technology to enable various waste plastics to be recycled into specialty plastics products marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy".

The AM segment expects to continue to improve its product mix from increased sales of premium products, including Tritan™ copolyester, Tritan™ Renew, Visualize™ material, Saflex™ Q acoustic series, Saflex™ HUD interlayer products, LLumar™, V-KOOL™, and SunTek™ window and protective films.

In 2023, the AM segment:
•achieved key milestones for planned molecular recycling facilities (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity");
•continued adoption of polyester renewal technology for products, including Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear and power tools;
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications;
•launched Saflex™ Horizon LVID, a next generation PVB interlayer that enhances the driving experience while enhancing road safety in automotive original equipment manufacturers ("OEM"); and
•completed the acquisition of Ai-Red Technology (Dalian) Co., Ltd., a manufacturer and supplier of paint protection and window film for the auto market in the Asia Pacific region for approximately $75 million, net of cash acquired, which is expected to enhance continued global growth of the AM segment performance films product line.

ADDITIVES & FUNCTIONAL PRODUCTS SEGMENT

Overview

In the AFP segment, the Company manufactures materials for products in the food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics end-markets. Key technology platforms are cellulosic biopolymers, polyester polymers, alkylamine derivatives, and propylene derivatives.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Care Additives
Alkylamine derivatives Organic acids and derivatives Cellulosic biopolymers	amine derivative-based building blocks for production of flocculants intermediates for surfactants metam-based soil fumigants organic acid-based solutions	BASF SE Dow Inc. Huntsman Corporation Corteva, Inc. Argo-Kanesho Co., Ltd. Bayer AG Adisseo	alkylamines acrylonitrile alcohols methanol ethylene oxide carbon disulfide ("CS2") caustic soda	water treatment personal and home care pharmaceuticals agriculture and crop protection gut health solutions preservation and hygiene
Coatings Additives
Polymers cellulosics Tetrashield™ polyesters polyolefins Additives and Solvents Texanol™ Optifilm™ ketones esters EastaPure™ electronic chemicals	specialty coalescents, specialty solvents, paint additives and specialty polymers	BASF SE Dow Inc. Oxea Celanese Corporation Alternative Technologies	wood pulp propane propylene
building and construction (architectural coatings)
transportation (OEM) and refinish coatings
durable goods (wood, industrial coatings and applications)
consumables (graphic arts, inks, and packaging)
electronics

Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE US Amines Limited Oxea GmbH Arclin Inc.	methanol ammonia acetone ethanol butanol	agrochemicals energy consumables water treatment industrial intermediates
Specialty Fluids & Energy
Therminol™ Turbo oils Skydrol™ SkyKleen™ Marlotherm™	heat transfer and aviation fluids	Dow Inc. Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	industrial chemicals and processing (heat transfer fluids for chemical processes) renewable energy commercial aviation
See Exhibit 99.01 for AFP segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts in end-markets such as food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics. Management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, Eastman BPA-NI Tetrashield™ protective resins enable metal packaging coatings formulation with a unique balance of durability and flexibility, improving performance, regulatory compliance, shelf life, and consumer safety. Such protective resins can also be used in protective coatings, industrial coatings, and automotive coatings. The Company is also developing solutions to address the environmental challenges caused by non-biodegradable microplastics in personal care products by leveraging its world-class biodegradable cellulosic biopolymer technology platform in biodegradable microbeads for personal care applications.

In 2023, the AFP segment:
•invested in additional capabilities of Eastapure™ electronic solvents for use in manufacturing of semiconductor chips and other electronic applications with extremely low organic and inorganic impurities;

•received customer approval for Tetrashield™ resins in industrial powder coating applications providing ultradurable, long weathering alternatives to traditional fluoropolymers that are specifically designed to meet the demanding requirements of building and construction, as well as other high-performance outdoor applications;
•developed cellulosic microbeads which offer a higher performance, biodegradable alternative to traditional microplastic alternatives and are engaging alpha-customers in the personal care end-market;
•received prestigious Green Seal verification of coalescents Optifilm™ for use in products that are safer for human and environmental health, in line with Eastman's continued commitment to environmentally friendly products; and
•received Process Heating & Cooling Innovation and Artificial Intelligence Excellence awards for Fluid Genius™, an advanced software that equips end users with predictive insights to optimize heat transfer fluid performance.

CHEMICAL INTERMEDIATES SEGMENT

Overview

Eastman leverages large scale and vertical integration from the cellulosic biopolymers and acetyl and olefins streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into end-markets such as industrial chemicals and processing, building and construction, health and wellness, and food and feed. Key technology platforms include acetyls, oxos, plasticizers, and polyesters.

The CI segment product lines benefit from competitive cost positions primarily resulting from the use of and access to lower cost raw materials, and the Company's scale, technology, and operational excellence. Examples include produced acetic anhydride used in the manufacturing of cellulosic biopolymers and acetyl stream product lines, propylene and ethylene used in the production of olefin derivative product lines such as oxo alcohols and plasticizers. The CI segment also provides superior reliability to customers through its backward integration into readily available raw materials, such as propane, ethane, and propylene. See "Eastman Chemical Company General Information - Manufacturing Streams".

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

In 2023, the Company completed the sale of its operations located in Texas City, Texas, excluding its plasticizer operations. The total estimated consideration, after estimates of post-closing adjustments, was $498 million.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters Organic acids and derivatives	Olefin derivatives, acetyl derivatives, ethylene, commodity solvents	Lyondell Bassell, BASF SE Dow Inc. Oxea Celanese Corporation Lonza Ineos Group Holdings S.A	propane ethane propylene coal natural gas paraxylene metaxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168™ Dioctyl phthalate ("DOP") Benzoflex™ TXIB™ Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Lanxess AG	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)
See Exhibit 99.01 for CI segment revenue by end-use market.

Strategy

To maintain and enhance its status as a low-cost producer and optimize earnings, the CI segment continuously focuses on cost control, operational efficiency, and capacity utilization. This includes focusing on products used internally by other operating segments, thereby supporting growth in specialty product lines throughout the Company, and also external licensing opportunities. Through the CI segment, the Company has leveraged the advantage of its highly integrated manufacturing facilities. Scale at the Kingsport, Tennessee manufacturing facility allows for competitive advantage in the production of acetic anhydride and other acetyl derivatives. At the Longview, Texas manufacturing site, Eastman uses its proprietary oxo technology in one of the world's largest single-site oxo butyraldehyde manufacturing facilities to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies and purchased propylene. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the CI segment product lines to remain cost competitive and, for some products, cost-advantaged as compared to competitors. Use of refinery-grade propylene ("RGP") in the feedstock mix of the olefin cracking units at the Longview, Texas manufacturing site reduces the amount of other purchased feedstocks. This results in a decrease in ethylene production and excess ethylene sales while maintaining historical levels of propylene production, providing flexibility to reduce participation in the merchant ethylene market, and retaining a cost-advantaged integrated propylene position to support specialty derivatives throughout the Company.

FIBERS SEGMENT

Overview

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic filament yarn and staple fibers for use in apparel, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. The Company is the world's largest producer of acetate yarn and has been in this business for over 85 years.

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

The 10 largest Fibers segment customers accounted for approximately 60 percent of the segment's 2023 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.

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

Strategy

Management applies the innovation-driven growth model to the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated coal gasification facility and is the largest and most integrated acetate tow site in the world. The Fibers segment also expects to benefit from Eastman's recently developed carbon renewal technology, which enables the substitution of fossil fuel feedstock with recycled waste content. Products using this technology are marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy". The Company contractually supplies acetate flake raw material to the manufacturing facility of its acetate tow joint venture in China from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. The Company's focus on innovation has resulted in repurposing some of its acetate tow manufacturing capacity to fibers products for textiles, resulting in increased capacity utilization and lower acetate tow costs.

To meet customers' evolving needs and further improve the Fibers segment's manufacturing process efficiencies, the Company makes use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements.

In 2023, the Fibers segment:
•implemented contract price increases across the acetate tow customer base, driving growth and returning adjusted EBIT margins and cash flow generation to acceptable performance levels;
•commercialized Naia™ Renew Enhanced Sustainability, an offering sourced from 60 percent recycled content with a global fashion brand known for its sustainability focus; and
•reached over 70 signed trademark licensing agreements with high profile brands from major multinational fashion brands to sustainable champions in outdoor clothing.

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

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Seasonality

Eastman's earnings are typically lowest in fourth quarter, and cash flows from operations are typically highest in the second half of the year due to seasonal demand based on general economic activity in the Company's key markets as described in "Business Segments". Results in all segments except the Fibers segment are typically weaker in the fourth quarter due to seasonal downturns in key markets.

The coatings additives product line of the AFP segment and the intermediates product line of the CI segment are impacted by the cyclicality of key end products and markets, while other operating segments and product lines are more sensitive to global economic conditions. Eastman is exposed to consumer discretionary end-markets and changes in global consumer spending, particularly in the AM and AFP segments. Supply and demand dynamics determine profitability at different stages of business cycles, and global economic conditions affect the length of each cycle.

Sales, Marketing, and Distribution

Eastman markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and approximately 30 other countries, selling into more than 100 countries around the world. The Company focuses its market engagement on attractive niche markets, leveraging disruptive macro trends, and market activation throughout the value chain with both customers and downstream users. Eastman's strategy is to target industries and markets where the Company can leverage its application development expertise to develop product offerings to provide differentiated value that address current and future customer and market needs. The Company's strategic marketing approach and capabilities leverage the Company's insights about trends, markets, and customers to drive development of specialty products. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

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

The Company's products are shipped to customers and downstream users directly from Eastman manufacturing plants and distribution centers worldwide.

Research and Development

Management applies its innovation-driven growth model to leverage the Company's world class scalable technology platforms that provide a competitive advantage and the foundation for sustainable earnings growth. The Company's R&D strategy for sustainable growth through innovation includes multi-generational product development for specialty products, faster and more differentiated product development by leveraging global application development capabilities, and the creation of value through integration of multiple technology platforms. The Company's innovation strategy is guided by the need to provide practical solutions to sustainability macro-drivers that will improve the quality of life globally through material solutions. This strategy has been accelerated by investment in global differentiated application development capabilities that position Eastman as a strategic customer partner driving success within attractive niche markets. See examples of recent product and technology innovations in "Corporate Overview - Business Strategy - Innovation".

Eastman manages certain growth initiatives and costs at the corporate level, including certain R&D costs not allocated to any one operating segment. The Company uses a stage-gating process, which is a disciplined decision-making framework for evaluating targeted opportunities, with a number of projects at various stages of development. As projects meet milestones, additional amounts are spent on those projects. The Company continues to explore and invest in R&D initiatives such as high-performance materials and opportunities created by disruptive macro trends, including sustainability and development of a circular economy. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy".

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

•In the polyester stream, the Company begins with paraxylene, ethylene glycol, and integrated feedstocks, converting them through a series of intermediate materials to ultimately produce clear, tough, chemically resistant copolyesters. The Company is enhancing the polyester stream by investing in plastic-to-plastic polyester renewal facilities to enable various waste plastics to be recycled into high quality, polyester Renew products. Polyester stream products are converted for end-uses in cosmetics and personal care, medical devices, durable goods, and food packaging industries.
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
•In the alkylamines stream, the Company begins with ammonia and alcohol feedstocks to produce methylamines and higher alkylamines, which can then be further converted into alkylamine derivatives. The Company's alkylamines products are primarily used in agriculture, water treatment, consumables, and oil and gas end-markets.
•In the olefins stream, the Company begins by converting ethane and propane into ethylene and propylene in cracking units (the process whereby hydrocarbon molecules are broken down and rearranged) at its site in Longview, Texas. The Company also processes refinery grade propylene ("RGP") and purchases some additional polymer grade propylene to supplement cracker production. The ethylene and propylene are then converted into numerous derivative products. Propylene derivatives are used in a variety of items, such as paints and coatings, automotive safety glass, and non-phthalate plasticizers. Ethylene derivatives are converted for end-uses in the food industry, health and beauty products, detergents, and automotive products.

The Company leverages its expertise and innovation in polyester, cellulosic biopolymers and acetyl, alkylamine, and olefins chemistries and technologies to meet demand and create new uses and opportunities for the Company's products in key markets. Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Sources and Availability of Raw Materials and Energy

Eastman purchases a majority of its key raw materials and energy through different contract mechanisms, generally of one to three years in initial duration, with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase; however, from time to time, Eastman uses derivative financial instruments for certain key raw materials to mitigate the impact of market price fluctuations. Key raw materials include propane, propylene, paraxylene, methanol, cellulosic biopolymers, fatty alcohol, polyvinyl alcohol, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy sources and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessments and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and reduce cost and has contingency plans to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, supply chain disruption, global pandemics, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have been in the past, and may be in the future, adversely affected by these factors. See "Risk Factors" in Part I, Item 1A of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 45 percent in 2023. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Intellectual Property, Trademarks, and Licensing

While Eastman's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents, trademarks, copyrights, and trade secrets, its business is not substantially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 800 active United States patents, over 1,600 active foreign patents, and over 4,700 active worldwide trademark applications and registrations. Domestic and foreign patents within the Company's portfolio are subject to various expiration dates, depending on the dates they were originally filed and laws governing patent terms and extensions thereof in applicable jurisdictions. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Risk Factors" in Part I, Item 1A of this Annual Report.

The Company pursues opportunities to license proprietary technology to third parties where it has determined that the competitive impact to its businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.

Information Security

The Company employs information systems to support its business, enable transformation, and deploy digital services. The Company utilizes a risk-based, multi-layered information security approach based on the U.S. National Institute of Standards and Technology Cybersecurity Framework. As with other industry participants, the Company from time to time experiences attempted cyber-attacks of its information systems, none of which have resulted in a material adverse impact on the Company's operations or financial results, any penalties, or settlements. See "Risk Factors" in Part I, Item 1A and "Cybersecurity" in Part I, Item 1C of this Annual Report.

Human Capital

To keep solving complex problems and growing its business, the Company must continue to attract, develop, and retain exceptional people ("human capital"), and motivate them to excel. Strong workforce and leadership development, succession management, an inclusive culture that brings out the best in every individual, and competitive compensation and benefits are vital to the success of Eastman's innovation-driven growth strategy. The Compensation and Management Development Committee of the Board of Directors oversees workforce and senior management development and the Board of Directors monitors the culture of the Company and leadership quality, morale, and development.

Eastman places a strong emphasis on the health, safety and well-being of employees — both at work and at home. Eastman's "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that employees are operating responsibly, accountably, and safely.

The Company's focus on well-being also includes physical, emotional, and financial health of employees and their families, with on-site and on-demand resources such as fitness classes, health coaches, and financial counselors. In 2022, the Company conducted a benefits equity study to better understand the needs of its employees in the current environment. Through this work, the Company continues to explore new ways to make benefits more equitable, inclusive, and more attractive in a diverse talent marketplace. The Company also continues to provide global flexibility principles and resources to emphasize the importance of balancing work and personal responsibilities.

Breakthroughs require creativity and unconventional ideas, and that takes diverse perspectives and an environment that empowers everyone to speak their mind and add value, so their ideas are translated into plans and actions. As Eastman develops new products to meet today's most pressing needs, the Company inspires innovative ideas by making every team member feel valued and empowered to do their best work. Eastman's capacity to innovate and transform depends on its ability to attract and retain the best and brightest talent. Building an inclusive workplace, powered by a diverse global employee population of approximately 14,000 people worldwide is key to promoting innovation and driving results.

The table below shows the percentage of the Company's global employee population by region.

United States and Canada	73%
Europe, Middle East, and Africa	14%
Asia Pacific	10%
Latin America	3%
Total	100%

Eastman's focus on inclusion and diversity transcends race and gender. To execute the growth strategy, the Company needs to attract, develop, and retain people of all backgrounds, cultures, and experiences. Eastman believes transparency is an important part of creating accountability and driving progress. To that end, the Company has set clear goals to achieve gender parity in professional and leadership roles globally and to be an industry leader in racial and ethnic diversity in the United States by 2030. In 2023, the Company's female representation globally was 40 percent in professional level roles, 28 percent in leadership roles, and 22 percent at the executive level. In the United States, the Company's racially and ethnically diverse talent was 15 percent in professional level roles, 12 percent in leadership roles, and 11 percent at the executive level. The non-employee directors of Eastman's Board of Directors are 36 percent female and 27 percent racially and ethnically diverse. See "Information About our Executive Officers" in Part I of this Annual Report and "Directors, Executive Officers and Corporate Governance"— "Election of Directors" in Part III, Item 10 of this Annual Report for more information.

Eastman Resource Groups ("ERGs") are uniquely positioned to bring the Company's Inclusion & Diversity strategy to life through their insights and access to key populations to make sure every team member feels valued, respected, and able to perform at their full potential. Chaired by a team member and sponsored by a senior executive, each ERG is dedicated to helping its members bridge cultural gaps, grow professionally, and maximize business contributions. All Eastman team members are encouraged to join or participate in any or multiple ERGs, either as a member of the target community or as an ally.

Eastman's compensation philosophy, principles, and processes are designed to ensure the Company pays competitively in the market for top talent and that the pay is distributed fairly and consistently. An independent third party assesses pay equity each year by comparing pay for people in the same jobs, job levels, and locations. This analysis, which considers gender, race and ethnicity (in the U.S.), performance, tenure, specialty skills, and educational credentials, is completed during the annual compensation review process, when leadership makes pay decisions.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2023 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2023.

Compliance With Environmental and Other Government Regulations

The Company is subject to significant and complex governmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance and may, depending on specific facts and circumstances, impact the Company's competitive position. See "Risk Factors -- Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs." in Part I, Item 1A of this Annual Report. These include health, safety, and environmental laws and regulations; site security regulations; chemical control laws; laws protecting intellectual property; privacy, data sharing and data protection laws; laws regulating energy generation and distribution, such as utilities, pipelines and co-generation facilities; and customs laws and laws regulating import and export of products and technology. As described below, the most significant environmental capital and other expenditures are for compliance with environmental and health and safety laws. In addition to these regulations, compliance with chemical control laws (including the U.S. Toxic Substances Control Act, the U.S. Federal Insecticide, Fungicide, and Rodenticide Act and similar non-U.S. counterparts, and the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") program in the European Union) and laws protecting intellectual property (see "Intellectual Property, Trademarks, and Licensing") have the most impact on the Company's day-to-day operations and competitive position.

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

Eastman's cash expenditures related to environmental protection and improvement were $314 million, $300 million, and $281 million in 2023, 2022, and 2021, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $65 million, $60 million, and $38 million in 2023, 2022, and 2021, respectively.

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

ITEM 1A. RISK FACTORS

In addition to factors described elsewhere in this Annual Report, the following are the material known factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements made in this Annual Report and elsewhere from time to time. See "Forward-Looking Statements". The risks described below should be carefully considered, some of which have manifested and any of which may occur in the future, in addition to the other information contained in this Annual Report, before making an investment decision with respect to any of the Company's securities. The following risk factors are not necessarily presented in the order of importance. In addition, there may be other factors not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations. This and other related disclosures made by the Company in this Annual Report, and elsewhere from time to time represent management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission, in Company press releases, or in other public Company presentations) on related subjects.

Risks Related to Global Economy and Industry Conditions

Continued uncertain conditions in the global economy, labor market, and financial markets could negatively impact the Company.

The Company's business and operating results were impacted by the last global recession, and its related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that impacted the global economy. Similarly, as a company which operates and sells products worldwide, uncertainty in the global economy, labor market, and capital markets (including impacts from inflation, higher interest rates, and subsequent changes and disruptions in business, political, and economic conditions) have impacted and may adversely impact demand for and the costs of certain Eastman products and accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation could also result in recessionary pressures in many parts of the world.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply and transportation of these commodities and in transportation of company products could adversely impact the Company's financial results.

Eastman is reliant on certain strategic raw material and energy commodities for its operations and utilizes certain risk management tools to mitigate market fluctuations in raw material and energy costs. The cost and availability of these raw materials and energy commodities can be adversely impacted by factors such as business and economic conditions, anomalous severe weather events, natural disasters, global pandemics, plant interruptions, supply chain and transportation disruptions, changes in laws or regulations, levels of unemployment and inflation, currency exchange rates, higher interest rates, war or other outbreak of hostilities or terrorism (such as the ongoing Russia/Ukraine and Middle East conflicts), and breakdown or degradation of transportation and supply chain infrastructure.

Inflationary pressures affecting the general economy, energy markets, and certain raw materials have increased the Company's operating costs. While the Company has undertaken efforts to offset many of these costs through various pricing actions, these risk mitigation measures do not eliminate all exposure to market fluctuations. In addition to these inflationary pressures, the Company has experienced certain supply chain challenges impacting its ability to secure certain raw materials and timely distribute products to customers. To mitigate the effects of these and other supply chain disruptions, the Company has implemented multifaceted sourcing, warehousing, and delivery strategies to focus on building resilient and redundant supply positions, and minimizing disruptions to customers by using alternate shipping methods to expedite delivery times. The Company's geographic footprint has also helped reduce exposure to localized risks.

Prolonged periods of heightened inflation or supply chain disruptions could have a material, adverse impact on the Company's financial performance and results of operations.

The Company's substantial global operations subject it to risks of doing business in other countries which could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2023 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions. Fluctuations in exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries.

The U.S. and foreign countries may also adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which have recently reduced and which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems. There is also a risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage and mitigate these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

Risks Related to the Company's Business and Strategy

The Company's business is subject to operating risks common to chemical and specialty materials manufacturing businesses, any of which could disrupt manufacturing operations or related infrastructure and adversely impact results of operations.

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

The Company is subject to operating risks related to its information technology infrastructure, including service interruptions, data corruption, cyber-based attacks or network security incidents, which could cause operations to be disrupted, product manufacturing to be delayed or data confidentiality to be impaired.

Eastman depends on information technology ("IT") to enable the Company to operate safely, interface with employees, vendors and customers, and maintain its internal control environment. The Company's IT systems are maintained with a risk-based approach for the implementation of security protocols, system updates, employee training, and engagement of external experts. Eastman's risk-based approach is integrated with the Company's overall risk management strategy. Eastman's IT capabilities are delivered through a combination of internal and external services and service providers.

Despite the Company's efforts to mitigate cybersecurity risk, its business may be impacted by system shutdowns, service disruptions, or cybersecurity incidents. Such an incident could result in unauthorized access or disclosure of confidential or personal information, and loss of trade secrets and intellectual property. In addition, the Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company, its current or former employees, customers, or suppliers, and may become exposed to legal action, governmental investigations, enforcement actions and regulatory fines. The Company may also be required to spend additional resources to restore systems or repair damage caused by a cybersecurity incident. These risks may also be present for the Company's joint venture partners, suppliers, or acquired businesses.

The Company has been in the past, and likely will be in the future, subject to cyber-attacks related to its information systems. Although none of the previous cyber-attacks have had a material adverse impact on the Company's operations or financial results, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have such an impact. See "Cybersecurity" in Part I, Item 1C of this Annual Report.

Growth initiatives may not achieve desired business or financial objectives and may require significant resources in addition to or different from those available or in excess of those estimated or budgeted for such initiatives.

Eastman continues to identify and pursue growth opportunities through both organic and inorganic initiatives, such as Eastman's sustainable innovation initiatives, which aim to develop a more "circular economy." These and other growth opportunities include development and commercialization or licensing of innovative new products and technologies, expansion into new markets and geographic regions through, among other means, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. Such initiatives are necessarily constrained by availability and development of additional resources.

There can be no assurance that such innovation, development and commercialization or licensing efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will receive necessary governmental or regulatory approvals, or result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due to, among other things, demand for and availability of construction materials and labor, obtaining regulatory approvals and operating permits, and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively impact the returns from any proposed or current investments and projects.

The Company is the subject of various legal proceedings, and may be subject to future claims, that could have a material adverse effect on the business, financial condition, and results of operations.

From time to time, Eastman is involved in various legal proceedings or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation, commercial disputes, or other legal or regulatory proceedings, management cannot accurately predict their ultimate outcome, including the outcome of any related appeals. Although management establishes reserves based on the assessment of contingencies related to legal claims asserted against the Company, subsequent developments may affect our assessment and estimates of the loss contingency recorded as a reserve and require payments in excess of the Company's reserves, which could have an adverse effect on Eastman's business, financial conditions, and results of operations. Although the Company maintains liability insurance coverage, potential litigation claims could be excluded, limited by self-insured retentions, or exceed coverage limits under the terms of our insurance policies.

If Eastman is unable to protect its intellectual property rights, the Company's competitive position, financial condition, and results of operations could be adversely impacted.

Eastman relies on its intellectual property rights both in the U.S. and in foreign countries, including patents, trade secrets, trademarks, trade names, and copyrights to protect its investment in research and development and its competitive commercial positions in manufacturing and branding its products. Because of the differences in foreign trademark, patent, and other laws concerning intellectual property rights, the intellectual property rights may not receive the same degree of protection in foreign countries as they would in the U.S., which could result in inconsistent protection or loss of valuable intellectual property rights in some countries. If the Company is not successful in protecting its intellectual property rights, Eastman's business, financial condition, and results of operations may be adversely affected.

Significant acquisitions or divestitures could expose the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

While acquisitions and divestitures have been and continue to be a part of Eastman's strategy, acquisitions of large companies and acquisitions or divestitures of businesses subject the Company to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman. These include, but are not limited to, the possibility that the actual and projected future financial performance of the acquired or remaining business may be significantly worse than expected. In the case of an acquired business and as reported in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates – Impairment of Long-Lived Assets - Goodwill" in Part II, Item 7 of this Annual Report, the carrying values of goodwill, indefinite-lived intangible assets, and certain assets from acquisitions may, as has been the case for certain acquired assets, be impaired resulting in non-cash charges to future earnings. In the case of a divested business, the divestiture could reduce Eastman's revenue and, potentially, margins and increase its costs and liabilities in the form of transition costs and retained liabilities from the operations divested, including environmental liabilities.

If Eastman were to incur significant additional indebtedness, it may constrain the Company's ability to access the credit and capital markets at attractive interest rates and favorable terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives. The Company also may not be able to achieve the cost, revenue, tax, or other "synergies" expected from any acquisition, or that there may be delays in achieving any such synergies. In addition, management's time and effort may be dedicated to the integration of the new business or specific assets or product lines or separation of the divested business or specific assets or product lines resulting in a loss of focus on the successful operation of the Company's legacy businesses. The Company also may be required to expend significant additional resources in order to integrate any acquired business or specific assets or product lines into Eastman or separate any divested business or specific assets or product lines from Eastman. As such, the integration or separation efforts may not achieve the expected benefits.

The Company may be subject to indemnity claims relating to properties or businesses it has divested.

In connection with the sale of certain properties and businesses, Eastman has agreed to indemnify the purchasers of such properties for certain types of matters, including unknown contingent liabilities for environmental matters or tax liabilities. With respect to environmental matters, the discovery of contamination arising from properties that the Company has divested may expose it to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. Eastman may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments.

Certain agreements by which the Company has acquired companies require the former owners to indemnify Eastman against certain liabilities related to the operation of those companies prior to Eastman's acquisition. Similarly, the purchasers of the Company's disposed operations may, from time to time, agree to indemnify it for operations of such businesses after the closing. There can be no assurance that the indemnity agreements will be sufficient to protect Eastman against the full amount of any liabilities that may arise, or that the indemnitors will be able to fully satisfy their indemnification obligations. The failure to receive amounts for which Eastman is entitled to indemnification could adversely affect Eastman's financial condition and results of operations.

Failure to attract and retain talented personnel could adversely affect the Company's ability to compete and achieve its strategic objectives.

Eastman's future success in achieving its performance and growth goals depends on its ability to attract, retain, develop and motivate highly skilled personnel. The Company has experienced, and continues to experience, an increasingly competitive hiring environment for skilled employees at its manufacturing and other sites, which has generally increased the cost of hiring or retaining talented employees essential to its success. In addition, effective succession planning is paramount to its long-term success. It is critical that Eastman identifies and develops succession candidates for senior management and other key positions throughout the organization. Failure to timely identify and develop succession candidates heightens the risk associated with the unexpected departure of key employees. Eastman's inability to ensure effective transfer of knowledge and transitions involving key employees could adversely impact its strategic planning and execution, which could adversely affect Eastman's business, financial condition, and results of operations.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's manufacturing activities, both inside and outside of the U.S., are subject to regulation by various federal, state, local and foreign laws, regulations, rules and government agencies concerning, among other things, air emissions, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. Actual or alleged violations of environmental, health or safety laws and regulations could result in restrictions or prohibitions on manufacturing operations as well as substantial damages, penalties, fines, civil or criminal sanctions and remediation costs. Eastman has incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations, which may adversely impact its business and financial results. Future developments and more stringent environmental regulations may require the Company to make significant expenditures for environmental protection equipment, compliance, and remediation.

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

Financial, regulatory, physical and transition risks associated with climate change could materially adversely affect the Company's business, financial condition, and results of operations.

Extreme weather events linked to climate change, including hurricanes and other storms, flooding, extreme heat and drought, create physical risks to Eastman's manufacturing operations, as well as those of its key suppliers, which could result in operating disruptions and additional costs. While the Company's sustainability and "circular economy" innovation initiatives are sources of competitive strength (see "Business - Corporate Overview - Business Strategy - Circular Economy and Sustainability" in Part I, Item 1 of this Annual Report), future changes in legislation and regulation and related voluntary actions associated with physical impacts of climate change may increase the likelihood that the Company's manufacturing facilities will in the future be impacted by carbon requirements, regulation of greenhouse gas emissions, and energy policy. In addition, such changes may require additional capital expenditures, increase costs or limit the supply of raw materials and energy choices, and result in other direct and indirect compliance or other costs. Such changes could also result in decreased demand for products related to carbon-based energy sources or increased demand for goods that result in lower emissions than competing products. See "Business - Eastman Chemical Company General Information - Compliance with Environmental and Other Government Regulations" in Part I, Item 1 of this Annual Report.

Changes in tax laws, regulations or treaties or adverse determinations by taxing or other governmental authorities could increase the Company's tax liabilities or otherwise affect its business, financial condition or results of operations.

The multinational nature of Eastman's business subjects it to taxation in the United States and other foreign jurisdictions. Changes to income tax laws and regulations or in the interpretation of such laws in any of the jurisdictions in which it operates, or the unfavorable resolution of tax matters could significantly increase the Company's effective tax rate and adversely impact its financial condition or results of operations. Eastman could also be affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, and changes in liabilities for uncertain tax positions. In addition, the U.S. and foreign countries may impose additional taxes or otherwise tax Eastman's income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of this Annual Report. For example, the Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which Eastman operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. While details around the global minimum tax in each jurisdiction are uncertain, the Company may experience an increase in tax obligations in jurisdictions it conducts business.

The Company's insurance may not fully cover all potential exposures.

Eastman maintains property, casualty, business interruption, and other insurance, but coverage limits may not be sufficient to cover all risks associated with the hazards of its business. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. In addition, from time to time, various types of insurance for specialty chemical companies have not been available on commercially acceptable terms or, in some cases, have not been available at all. For some risks, the Company may elect not to obtain insurance but instead self-insure. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on Eastman's business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity is an integral part of the Company's overall risk management program. The Company takes a comprehensive approach to cybersecurity and involving key stakeholders in oversight and decision-making processes.

The Company utilizes a risk-based, multi-layered information security strategy based on the U.S. National Institute of Standards and Technology Cybersecurity Framework to assess, identify, and manage risks from cybersecurity threats. This approach includes: (i) dedicated security operations center monitoring; (ii) network-based and host-based protections; (iii) a Privacy Council focused on privacy regulation adherence; (iv) privilege access management controls; (v) annual and ongoing information security training for all employees and targeted tabletop and other exercises; (vi) encryption of data, backup, recovery, and testing; (vii) regular internal and external audits against information security best practices; and (viii) benchmarking using external third parties. The Company employs these measures, and others, to protect its information assets and operations from internal and external cyber threats while ensuring business resiliency. It also aims to protect employee, customer and supplier information from unauthorized access or attack, as well as secure the Company's networks, systems, devices, products, and services.

The Company maintains cybersecurity policies, standards, and procedures, which include cyber incident response plans. These policies and procedures are continually refined to adapt to changes in regulations, identify potential and emerging security risks, and develop mitigation strategies and protocols for those risks. Regular exercises, tests, incident simulations, and system assessments are conducted to discover and address potential vulnerabilities, and improve decision-making, prioritization, monitoring, and reporting. The Company also engages external parties, such as consultants, independent assessors, computer security firms, and risk management and governance experts, to enhance its cybersecurity oversight and to identify and mitigate risks from third-party service providers.

The Company does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the Company or its business strategy, results of operations, or financial condition. However, the Company could face risks from cybersecurity threats in the future that could have a material adverse effect on its business strategy, results of operations, or financial condition. See "Risk Factors - Risks Related to the Company's Business and Strategy" in Part I, Item 1A of this Annual Report.

Governance

The Board of Directors provides oversight of the Company's cybersecurity program. The Audit Committee, which consists of non-employee independent directors, receives updates from the Chief Information Officer ("CIO") on cybersecurity performance and recent industry trends at least quarterly. In addition to regular cybersecurity briefings from the Audit Committee, the Board also receives periodic, but at least annual, updates from management regarding cybersecurity, including prompt notice of cybersecurity threats or incidents that could materially impact the Company. The Board is informed about risk profile status, adversary assessments, training initiatives, cybersecurity projects, emerging global policies and regulations, cybersecurity technologies and best practices, cyber readiness, third-party assessments, mitigation efforts, and response plans.

The Company has a dedicated CIO and an Information Security Director who are supported by a team of cybersecurity professionals (the "Cybersecurity Team") that are responsible for leading the company-wide cybersecurity program and risk mitigation efforts. The CIO, the Information Security Director, and Cybersecurity Team work across all organizations within the Company to protect the Company and its employees, customers and suppliers against cybersecurity risks. The CIO and Information Security Director have cybersecurity expertise as well as extensive experience in information technology strategy, operations, incident response, and business continuity.

The Company also has a cross-functional Cybersecurity Incident Response Team consisting of senior-level management. This team is responsible for cybersecurity incident oversight and meets as needed, depending on the nature of an incident. The Company's internal audit team also provides independent assurance on the overall operations of the Company's cybersecurity program. The Company ensures that all employees, including part-time and temporary employees, undergo cybersecurity training and compliance programs at least annually.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 57, is Chair of the Eastman Chemical Company Board of Directors and Chief Executive Officer. Mr. Costa joined the Company in June 2006 as Chief Marketing Officer and leader of corporate strategy and business development; was appointed Executive Vice President, Specialty Plastics and Performance Polymers Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Products and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group, a global management consulting firm. He joined Monitor in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and named Board Chair effective July 2014. Mr. Costa also serves on the Board of Directors of International Flavors & Fragrances Inc.

William T. McLain, Jr., age 51, is Executive Vice President and Chief Financial Officer. Mr. McLain joined Eastman in 2000 and has served in high-level finance and accounting roles throughout the organization in the United States, Asia, and Europe. In 2011, Mr. McLain served as Director, Asia Pacific Finance, and in 2013 was appointed to International Controller. In 2014, Mr. McLain was appointed Corporate Controller until 2016 when he became Vice President of Finance. Prior to Eastman, Mr. McLain worked for the public accounting firm PricewaterhouseCoopers LLP. Mr. McLain was appointed to his current position effective February 2020.

Stephen G. Crawford, age 59, is Executive Vice President, Manufacturing and Chief Sustainability Officer, with executive responsibility for global manufacturing and engineering and the corporate sustainability strategy. Mr. Crawford joined Eastman in 1984 and held leadership positions of increasing responsibility in both the manufacturing and technology organizations. From 2007 until January 2014 he served as Vice President of Global R&D in the AM and AFP segments. He was appointed Senior Vice President and Chief Technology Officer effective January 2014, and Senior Vice President, Chief Technology and Sustainability Officer effective October 2019. Mr. Crawford was appointed to his current position effective October 2022.

Brad A. Lich, age 56, is Executive Vice President and Chief Commercial Officer, with responsibility for the AM segment, including the circular platform, as well as leadership of marketing, sales, supply chain, corporate strategy, and regional leadership. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the former CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside-U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Kellye L. Walker, age 57, is Executive Vice President and Chief Legal Officer. Ms. Walker has overall leadership responsibility for Eastman's legal organization, including corporate governance, compliance and litigation management, as well as government affairs, product stewardship and regulatory affairs, global business conduct, global trade, global security, and the Company's global health, safety and environment organization. Before joining Eastman, Ms. Walker served as executive vice president and chief legal officer of Huntington Ingalls Industries. Prior to that, Ms. Walker's work experience includes serving as general counsel and chief legal officer at American Water Works Company, Diageo North America, and BJ's Wholesale Club. Ms. Walker was appointed to her current position effective April 2020.

Adrian J. Holt, age 54, is Senior Vice President and Chief Human Resources Officer. Mr. Holt is responsible for human resources strategy and services worldwide, which includes inclusion and diversity, total rewards, learning and leadership development, and global talent acquisition and management. Mr. Holt joined Eastman in 2016 as Vice President, Global Talent Acquisition and HR Client Support, Americas and EMEA. Prior to Eastman, Mr. Holt served as Chief Human Resources Officer for WireCo World Group and as Vice President of Corporate Human Resources for BASF North America. Mr. Holt was appointed to his current position effective May 2023.

Christopher M. Killian, age 54, is Senior Vice President and Chief Technology Officer. Dr. Killian has responsibility for Eastman's global technology and innovation organization. Prior to this position he served as Vice President of Technology for the AFP, CI, and AM segments. Dr. Killian joined Eastman in 1996 as a research chemist. During his career at Eastman, he has held various leadership positions in technology and the business including Director, Tritan Growth Platform early in his career. Dr. Killian was appointed to his current position effective June 2021.

Julie A. McAlindon, age 56, is Senior Vice President, Regions and Chief Supply Chain Officer. Ms. McAlindon has responsibility for overseeing global supply chain, sourcing and procurement, and regional leadership outside of North America. Ms. McAlindon also leads the transformation of Eastman, building the capabilities and culture required to support Eastman's strategy. Prior to this role, Ms. McAlindon was Chief Procurement Officer and Vice President, Transformation. Ms. McAlindon joined Eastman in 2016. Before joining Eastman, Ms. McAlindon was with Avient Corporation as senior vice president, designed structures and solutions; and vice president of marketing. Prior to that, Ms. McAlindon's work experience includes a variety of leadership positions with The Dow Chemical Company. Ms. McAlindon was appointed to her current position effective June 2021.

Travis Smith, age 50, is Senior Vice President with responsibility for the AFP segment. Mr. Smith joined the Company in December 1992 as a chemical engineer and has held various positions of increasing responsibility within manufacturing, the chemicals business, corporate innovation, specialty plastics, and advance materials during his career at Eastman. Mr. Smith assumed the position of Vice President and General Manager, Performance Films in July 2012 and for both Performance Films and Advance Interlayers in April 2018. Mr. Smith was appointed to his current position effective October 2022.

Michelle R. Stewart, age 52, is Vice President, Chief Accounting Officer and Corporate Controller. Since joining Eastman in 1995, Ms. Stewart has served in a number of positions with increasing responsibility in the financial organization. Prior to joining Eastman, Ms. Stewart worked for the public accounting firm KPMG Peat Marwick. Ms. Stewart was appointed to her current position effective October 2021.

ITEM 2.PROPERTIES

At December 31, 2023, Eastman owned or operated 36 manufacturing facilities and had equity interests in two manufacturing joint ventures in a total of 12 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Shanghai, China; Rotterdam, the Netherlands; Singapore; and Zug, Switzerland.

The locations and general character of the Company's manufacturing facilities are:

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

USA
Alvin, Texas (1)		x
Anniston, Alabama		x
Axton, Virginia	x
Chestertown, Maryland		x	x
Columbia, South Carolina (1)	x
Fieldale, Virginia	x
Kingsport, Tennessee	x	x	x	x
Linden, New Jersey		x
Longview, Texas	x	x	x
Martinsville, Virginia	x
Pace, Florida (2)		x
Springfield, Massachusetts	x
St. Gabriel, Louisiana		x
Sun Prairie, Wisconsin	x
Texas City, Texas (1)			x
Watertown, New York				x
Europe
Antwerp, Belgium (1)	x
Ghent, Belgium (3)	x	x	x
Kohtla-Järve, Estonia		x	x
Oulu, Finland (2)		x	x
Dresden, Germany	x
Leuna, Germany		x
Marl, Germany (2)		x
Avila, Spain		x
Newport, Wales	x	x
(1)Eastman maintains an operating agreement with a third party that operates Eastman's manufacturing assets at the site.
(2)Eastman leases from a third party and operates the site.
(3)Eastman has more than one manufacturing facility at this location.

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

Asia Pacific
Dalian, China	x
Nanjing, China		x	x
Suzhou, China (1)(2)(3)	x	x
Wuhan, China (4)			x
Zibo, China (5)		x	x
Ulsan, Korea (6)				x
Kuantan, Malaysia (1)	x
Latin America
Mauá, Brazil			x
Santo Toribio, Mexico	x
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

ITEM 3.LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Regulation S-K, Item 103, the Company's threshold for disclosing any environmental legal proceeding involving a governmental authority (including the Jefferson Hills, Pennsylvania proceedings described below) is potential monetary sanctions that management believes will meet or exceed $1 million.

Jefferson Hills, Pennsylvania Environmental Proceeding

In September 2021, Eastman Chemical Resins, Inc. ("ECRI"), a wholly-owned subsidiary of the Company, and the Company received a proposed Consent Decree from the United States Environmental Protection Agency's Region 3 Office ("EPA") and the Pennsylvania Department of Environmental Protection ("PADEP") alleging that ECRI's Jefferson Hills, Pennsylvania manufacturing operation had violated certain federal and state environmental regulations. Even though the Company sold the Jefferson Hills facility on April 1, 2022 as part of its sale of the adhesives resins business, it retained responsibility for any civil penalty assessed by EPA and PADEP in this matter. Following receipt of the proposed Consent Decree, ECRI and Company representatives met on multiple occasions with EPA and PADEP representatives and vigorously defended against these allegations. As of third quarter 2023, this matter has been resolved. The resolution of this proceeding did not have a material impact on the Company's financial condition, results of operations, or cash flows.

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

As of December 31, 2023, there were 117,343,761 shares of Eastman's common stock issued and outstanding, which shares were held by 10,891 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" in Part III, Item 12 of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2023, a total of 8,610,749 shares have been repurchased under the 2021 authorization for $785 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2023, the Company repurchased 1,866,866 shares of common stock for $150 million.

For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan or Program
October 1-31, 2023	—	$—	—	$1.815	billion
November 1-30, 2023	659,399	$75.83	659,399	$1.765	billion
December 1-31, 2023	585,756	$85.36	585,756	$1.715	billion
Total	1,245,155	$80.31	1,245,155

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K (this "Annual Report"). All references to earnings per share ("EPS") contained in this report are to diluted EPS unless otherwise noted. EBIT is the GAAP measure earnings before interest and taxes. For a discussion of the year ended December 31, 2022, compared to the year ended December 31, 2021, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Eastman's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of properties and equipment and the review of definite-lived intangible assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of potential impairment is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the estimated fair value. The Company's assumptions to estimate cash flows in the evaluation of impairment related to long-lived assets are subject to change and impairments may be required in the future. If estimates of fair value less costs to sell are decreased, the carrying amount of the related asset is reduced, resulting in a charge to earnings.

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

An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company elected to perform a qualitative impairment assessment of goodwill in 2023. The qualitative assessment identified three reporting units where a quantitative assessment was needed to confirm that goodwill was not impaired. For those reporting units, the Company used an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill for each reporting unit for impairment. Key assumptions and estimates used in the Company's 2023 goodwill impairment testing included projections of revenues and EBIT determined using the Company's annual multi-year strategic plan, the estimated weighted average cost of capital ("WACC"), and a projected long-term growth rate. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair values of reporting units. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future estimates of fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company had $3.6 billion of goodwill as of December 31, 2023. As a result of the goodwill impairment testing performed during fourth quarter 2023, fair values were determined to exceed the carrying values for each reporting unit tested. Declines in market conditions or forecasted revenue and EBIT could result in a future impairment of goodwill.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, consisting primarily of tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company elected to perform a qualitative impairment assessment of indefinite-lived intangible assets in 2023. The qualitative assessment did not identify indicators of impairment, and it was determined that it is more likely than not the fair value of indefinite-lived intangible assets was greater than their carrying value. When a quantitative impairment assessment is performed, the Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets for potential impairment. The estimated fair value of tradenames is determined based on projections of revenue and an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The Company had $357 million in indefinite-lived intangible assets at December 31, 2023. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2023. Declines in market conditions or forecasted revenue could result in impairment of indefinite-lived intangible assets.

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

Environmental Costs

Eastman recognizes environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company recognizes the minimum undiscounted amount. This undiscounted amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $252 million to the maximum of $497 million at December 31, 2023. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at December 31, 2023.

For additional information, see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefit plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 5.22 percent and 3.83 percent, respectively, and weighted average expected returns on plan assets of 7.50 percent and 4.74 percent, respectively, at December 31, 2023. The Company assumed a weighted average discount rate of 5.21 percent for its other postretirement benefit plans at December 31, 2023. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The projected benefit obligation as of December 31, 2023 and expense for 2024 are affected by year-end 2023 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2024 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2023 Projected Benefit Obligation for Pension Plans		Impact on 2024 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2023 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	$-1 Million	$+31 Million	$+25 Million	$-1 Million	$+10 Million
25 basis point increase in discount rate	$+1 Million	$-30 Million	$-23 Million	$+1 Million	$-9 Million
25 basis point decrease in expected return on plan assets	$+4 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	$-4 Million	No Impact	No Impact	<-$0.5 Million	No Impact

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

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's Consolidated Statements of Financial Position are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statements of financial position. As of December 31, 2023, valuation allowances of $183 million have been provided against the deferred tax assets.

The calculation of income tax liabilities involves uncertainties in the application of complex tax laws and regulations, which are subject to legal interpretation and management judgment. Eastman's income tax returns are regularly examined by federal, state and foreign tax authorities, and those audits may result in proposed adjustments which could result in additional income tax liabilities and income tax expense. Income tax expense could be materially impacted to the extent the Company prevails in a tax position, when the statute of limitations expires for a tax position for which there is an established liability for unrecognized tax benefits, or to the extent payments are required in excess of the established liability for unrecognized tax benefits.

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
•In 2023, the Company recognized unusual insurance proceeds, net of costs, and in 2022, the Company recognized unusual costs, net of insurance proceeds, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Adjustments to contingent considerations; and
•Accelerated depreciation resulting from the closure of a manufacturing facility.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Annual Report:

•Steam line incident (insurance proceeds) costs, net.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Annual Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings

(Dollars in millions)	2023	2022
Non-core items impacting EBIT:
Mark-to-market pension and other postretirement benefits loss, net	$53	$19
Asset impairments and restructuring charges, net	37	52
Environmental and other costs	13	15
Net (gain) loss on divested businesses and transaction costs	(323)	61
Adjustments to contingent considerations	—	(6)
Accelerated depreciation	23	—
Unusual item impacting EBIT:
Steam line incident (insurance proceeds) costs, net	(8)	39
Total non-core and unusual items impacting EBIT	(205)	180
Less: Items impacting provision for income taxes:
Tax effect for non-core and unusual items	(74)	(11)
Total items impacting provision for income taxes	(74)	(11)
Total items impacting net earnings attributable to Eastman	$(131)	$191

Below is the calculation of the "Other components of post-employment (benefit) cost, net" that are not included in the above non-core item "mark-to-market pension and other postretirement benefits loss (gain), net" and that are included in the non-GAAP results.

(Dollars in millions)	2023	2022
Other components of post-employment (benefit) cost, net	$41	$(101)
Service cost	30	36
Net periodic benefit (credit) cost	71	(65)
Less: Mark-to-market pension and other postretirement benefits loss, net	53	19
Components of post-employment (benefit) cost, net included in non-GAAP earnings measures	$18	$(84)

Below is the calculation of the MTM pension and other post-retirement benefits (gain) loss disclosed above.

(Dollars in millions)	2023		2022
Actual return and percentage of return on assets	$140	7%	$(582)	(23)%
Less: expected return on assets	114	6%	163	6%
Mark-to-market gain (loss) on assets	26		(745)
Actuarial (loss) gain (1)	(79)		719
Curtailment gain (2)	—		7
Total mark-to-market (loss) gain	$(53)		$(19)
Global weighted-average assumed discount rate for year ended December 31:	4.87%		5.27%
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

Other Non-GAAP Financial Measures

Adjusted Tax Rate and Provision for Income Taxes

In interim periods, Eastman discloses non-GAAP earnings with an adjusted effective tax rate and a resulting adjusted provision for income taxes using the Company's forecasted tax rate for the full year as of the end of the interim period. The adjusted effective tax rate and resulting adjusted provision for income taxes are equal to the Company's projected full year effective tax rate and provision for income taxes on earnings excluding non-core, unusual, or non-recurring items for completed periods. The adjusted effective tax rate and resulting adjusted provision for income taxes may fluctuate during the year for changes in events and circumstances that change the Company's forecasted annual effective tax rate and resulting provision for income taxes excluding non-core, unusual, or non-recurring items. Management discloses this adjusted effective tax rate, and the related reconciliation to the GAAP effective tax rate, to provide investors more consistent comparisons of the Company's operational performance on a period-over-period interim basis and on the same basis as management evaluates quarterly financial results to provide a better indication of expected full year results.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extends the level of differentiation afforded by its world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles and nonwovens, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow from operations.

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

(Dollars in millions)	2023	2022
Sales	$9,210	$10,580
Earnings before interest and taxes	1,302	1,159
Earnings before interest and taxes excluding non-core and unusual items	1,097	1,339

Sales revenue in 2023 compared to 2022 decreased primarily due to lower sales volume. Lower sales volume was primarily attributed to deceleration of demand and customer destocking across many key end-markets, partially offset by increased sales volume of premium products in the automotive end-market. Adjusted EBIT decreased in 2023 compared to 2022 primarily due to lower sales volume and higher manufacturing costs, attributed to lower capacity utilization resulting from actions to reduce inventory, higher pension expense, higher SG&A costs, primarily due to variable compensation costs, continued investment in the circular platform, and an unfavorable shift in foreign currency exchanges rates. These factors were partially offset by lower raw material and energy costs and distribution costs, net of lower selling prices.

On December 1, 2023, the Company completed the sale of its Texas City operations, which was reported in the CI segment ("Texas City Operations"). The sale excluded the plasticizer operations.

On April 1, 2022, the Company completed the sale of the adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines, of its AFP segment ("adhesives resins").

On January 31, 2022, the Company had an incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Consistent with Eastman's safety processes, all manufacturing operations at the site were safely shut down following the incident. All impacted areas of the manufacturing facility were operational as of March 31, 2022. The primary impacted area was specialty copolyesters in the AM segment. The Fibers segment was also modestly impacted. Insurance proceeds of $8 million for 2023, and incremental costs, net of insurance proceeds, of $39 million for 2022, primarily related to the repair of damaged infrastructure, were excluded from the Company's adjusted EBIT.

For additional information on the sales of certain businesses and operations, see Note 2, "Divestitures", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net earnings and EPS and adjusted net earnings and EPS were as follows:

	2023		2022
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$894	$7.49	$793	$6.35
Total non-core and unusual items, net of tax	(131)	(1.09)	191	1.53
Net earnings attributable to Eastman excluding non-core and unusual items	$763	$6.40	$984	$7.88

The Company generated $1.4 billion and $1.0 billion of cash from operating activities in 2023 and 2022, respectively.

RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

Sales

(Dollars in millions)	2023	2022	Change
Sales	$9,210	$10,580	(13)%
Volume / product mix effect			(9)%
Price effect			(2)%
Exchange rate effect			—%
Divested business effect			(2)%

Sales revenue decreased as a result of decreases in the CI, AFP, and AM segments, partially offset by an increase in the Fibers segment. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

Gross Profit

(Dollars in millions)	2023	2022	Change
Gross profit	$2,061	$2,137	(4)%
Steam line incident (insurance proceeds) costs, net	(8)	39
Accelerated depreciation	23	—
Gross profit excluding non-core and unusual items	$2,076	$2,176	(5)%

Gross profit in 2023 included insurance proceeds and in 2022 included incremental costs, net of insurance proceeds, both from the steam line incident, and 2023 included accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment.

Excluding these non-core and unusual items, gross profit decreased as a result of decreases in the CI, AFP, and AM segments, partially offset by an increase in the Fibers segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

(Dollars in millions)	2023	2022	Change
Selling, general and administrative expenses	$727	$726	—%
Transaction costs	—	(18)
Selling, general and administrative expenses excluding non-core item	$727	$708	3%

SG&A expenses in 2022 included transaction costs for divested businesses. Excluding this non-core item, SG&A expense increased in 2023 compared to 2022 primarily as a result of higher variable compensation costs, partially offset by lower spend during 2023 of approximately 7 percent primarily due to cost reduction initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Research and Development Expenses

(Dollars in millions)	2023	2022	Change
Research and development expenses	$239	$264	(9)%

R&D expenses decreased in 2023 compared to 2022 primarily due to targeted cost reduction initiatives and increased focus on strategic growth programs.

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	2023	2022
Net loss on sale of previously impaired assets	$—	$15
Severance charges	31	30
Site closure and other restructuring charges	6	7
Total	$37	$52

For detailed information regarding asset impairments and restructuring charges, net see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Components of Post-employment (Benefit) Cost, Net

(Dollars in millions)	2023	2022	Change
Other components of post-employment (benefit) cost, net	$41	$(101)	(141)%
Mark-to-market pension and other postretirement benefit loss, net	(53)	(19)
Other components of post-employment (benefit) cost, net excluding non-core item	$(12)	$(120)	(90)%

For more information regarding "Other components of post-employment (benefit) cost, net" see Note 1, "Significant Accounting Policies", and Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2023	2022
Foreign exchange transaction losses (gains), net	$11	$16
(Income) loss from equity investments and other investment (gains) losses, net	(10)	(19)
Other, net	37	(3)
Other (income) charges, net	$38	$(6)
Environmental and other costs	(13)	(15)
Adjustments to contingent considerations	—	6
Other (income) charges, net excluding non-core items	$25	$(15)

Other (income) charges, net in 2023 and 2022 included environmental and other costs related to previously divested businesses or non-operational sites and product lines, and 2022 included adjustments to contingent considerations. Excluding these non-core items, Other (income) charges, net increased in 2023 compared to 2022 primarily due to higher factoring fees and the absence of income from transition service agreements that ended in 2022 related to divestitures. For more information regarding components of foreign exchange transaction losses, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Earnings Before Interest and Taxes

(Dollars in millions)	2023	2022	Change
EBIT	$1,302	$1,159	12%
Mark-to-market pension and other postretirement benefit loss, net	53	19
Steam line incident (insurance proceeds) costs, net	(8)	39
Asset impairments and restructuring charges, net	37	52
Net (gain) loss on divested businesses and transaction costs	(323)	61
Accelerated depreciation	23	—
Environmental and other costs	13	15
Adjustments to contingent considerations	—	(6)
EBIT excluding non-core and unusual items	$1,097	$1,339	(18)%

For more information regarding items that impact EBIT, see "Overview", and items described above in "Results of Operations".

Net Interest Expense

(Dollars in millions)	2023	2022	Change
Gross interest expense	$243	$197
Less: Capitalized interest	18	9
Interest Expense	225	188
Less: Interest income	10	6
Net interest expense	$215	$182	18%

Net interest expense increased in 2023 compared to 2022 primarily as a result of higher interest rates.

Provision for Income Taxes

(Dollars in millions)	2023		2022
	$	%	$	%
Provision for income taxes and effective tax rate	$191	18%	$181	19%
Tax provision for non-core and unusual items (1)	(74)		(11)
Adjusted provision for income taxes and effective tax rate	$117	13%	$170	15%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

The 2023 provision for income taxes includes an increase related to uncertain tax positions, a decrease related to general business credits, and a decrease related to the foreign rate variance due to the Company's mix of earnings.

The 2022 provision for income taxes includes decreases related to general business credits and the release of a state valuation allowance, offset by the impacts of the business divestitures.

For more information, see Note 8, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2023		2022
(Dollars in millions, except per share amounts)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$894	$7.49	$793	$6.35
Non-core items, net of tax: (1)
Mark-to-market pension and other postretirement benefit loss, net	39	0.33	14	0.12
Accelerated depreciation	20	0.17	—	—
Asset impairments and restructuring charges, net	32	0.26	48	0.39
Environmental and other costs	9	0.08	11	0.09
Net (gain) loss on divested businesses and transaction costs	(225)	(1.88)	93	0.74
Adjustments to contingent considerations	—	—	(4)	(0.04)
Unusual items, net of tax: (1)
Steam line incident (insurance proceeds) costs, net	(6)	(0.05)	29	0.23
Adjusted net earnings and diluted earnings per share attributable to Eastman	$763	$6.40	$984	$7.88
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
In 2023, the Company moved the functional amines product line from the CI segment into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. To maintain comparability of segment financial statement information, the Company has recast the segment financial information for the AFP and the CI segments for each quarter from first quarter 2019 through fourth quarter 2022. The information presented below is the recast information for all periods presented. For more information, refer to the Current Report on Form 8-K dated April 27, 2023.

Advanced Materials Segment
			Change
(Dollars in millions)	2023	2022	$	%

Sales	$2,932	$3,207	$(275)	(9)%
Volume / product mix effect			(341)	(11)%
Price effect			96	3%
Exchange rate effect			(30)	(1)%

Earnings before interest and taxes	$343	$376	$(33)	(9)%
Asset impairments and restructuring charges, net	—	19	(19)
Earnings before interest and taxes excluding non-core item	343	395	(52)	(13)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales revenue decreased in 2023 compared to 2022 primarily due to lower sales volume partially offset by higher selling prices. Lower sales volume is primarily attributed to weak demand and significant customer destocking across key end-markets in the specialty plastics product lines, partially offset by increased sales volume of premium products in the automotive end-market for advanced interlayers product line. Lower sales volume was partially offset by higher selling prices, primarily in the advanced interlayers product line.
EBIT in 2022 included asset impairments and restructuring charges as result of the closure of a North American manufacturing facility. For more information regarding asset impairments and restructuring charges, see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding this non-core item, EBIT decreased primarily due to $228 million of lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization. These costs were partially offset by $172 million of lower raw material and energy costs and distribution costs, and higher selling prices.
Initiatives
In 2023, the AM segment:
•achieved key milestones for planned molecular recycling facilities (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity" in Part I, Item 1 of this Annual Report);
•continued adoption of polyester renewal technology for products, including Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear and power tools;
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications;
•launched Saflex™ Horizon LVID, a next generation PVB interlayer that enhances the driving experience while enhancing road safety in automotive original equipment manufacturers ("OEM"); and
•completed the acquisition of Ai-Red Technology (Dalian) Co., Ltd., a manufacturer and supplier of paint protection and window film for the auto market in the Asia Pacific region for approximately $75 million, net of cash acquired, which is expected to enhance continued global growth of the AM segment performance films product line.

Additives & Functional Products Segment
			Change
(Dollars in millions)	2023	2022	$	%

Sales	$2,834	$3,475	$(641)	(18)%
Volume / product mix effect			(466)	(13)%
Price effect			(179)	(5)%
Exchange rate effect			4	—%

Earnings before interest and taxes	$436	$546	$(110)	(20)%

Sales revenue decreased in 2023 compared to 2022 primarily due to lower sales volume and lower selling prices. Lower sales volume was primarily attributed to deceleration of demand and customer destocking in several key end-markets, including building and construction and agriculture. Lower selling prices were primarily attributable to cost pass-through contracts.
EBIT decreased in 2023 compared to 2022 primarily due to $207 million lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization. These costs were partially offset by $106 million lower raw material and energy costs and distribution costs, net of lower selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Initiatives
In 2023, the AFP segment:
•invested in additional capabilities of Eastapure™ electronic solvents for use in manufacturing of semiconductor chips and other electronic applications with extremely low organic and inorganic impurities;
•received customer approval for Tetrashield™ resins in industrial powder coating applications providing ultradurable, long weathering alternatives to traditional fluoropolymers that are specifically designed to meet the demanding requirements of building and construction, as well as other high-performance outdoor applications;
•developed cellulosic microbeads which offer a higher performance, biodegradable alternative to traditional microplastic alternatives and are engaging alpha-customers in the personal care end-market;
•received prestigious Green Seal verification of coalescents Optifilm™ for use in products that are safer for human and environmental health, in line with Eastman's continued commitment to environmentally friendly products; and
•received Process Heating & Cooling Innovation and Artificial Intelligence Excellence awards for Fluid Genius™, an advanced software that equips end users with predictive insights to optimize heat transfer fluid performance.

Chemical Intermediates Segment
			Change
(Dollars in millions)	2023	2022	$	%

Sales	$2,143	$2,716	$(573)	(21)%
Volume / product mix effect			(217)	(8)%
Price effect			(355)	(13)%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$434	$346	$88	25%
Asset impairments and restructuring charges, net	—	3	(3)
Gain on divested business	(323)	—	(323)
Earnings before interest and taxes excluding non-core items	111	349	(238)	(68)%
Sales revenue decreased in 2023 compared to 2022 primarily due to lower selling prices and lower sales volume across most product lines. Lower selling prices were attributed to lower raw material prices. Lower sales volume was primarily attributed to deceleration of demand and customer destocking across several key end-markets.
EBIT in 2023 included a gain on divested business and EBIT in 2022 included asset impairment and restructuring charges from a manufacturing facility closure. For more information regarding the divested business and asset impairments and restructuring charges, see Note 2, "Divestitures", and Note 16, "Asset Impairments and Restructuring Charges, Net", respectively, to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT decreased in 2023 compared to 2022 primarily due to $154 million lower sales volume and higher manufacturing costs, primarily due to lower capacity utilization, and $69 million lower selling prices, net of lower raw material and energy costs and distribution costs.
In 2023, the Company completed the sale of its operations located in Texas City, Texas, excluding its plasticizer operations. The total estimated consideration, after estimates of post-closing adjustments, was $498 million, which included approximately $415 million in cash at closing and an additional $38.5 million to be paid on each of the first and second anniversaries of the closing date of the transaction. The final purchase price is subject to working capital and other adjustments post-closing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
(Dollars in millions)			Change
	2023	2022	$	%

Sales	$1,295	$1,022	$273	27%
Volume / product mix effect			15	1%
Price effect			262	26%
Exchange rate effect			(4)	—%

Earnings before interest and taxes	$393	$131	$262	200%
Asset impairments and restructuring charges, net	6	9	(3)
Accelerated depreciation	23	—	23
Earnings before interest and taxes excluding non-core items	422	140	282	201%
Sales revenue increased in 2023 compared to 2022 primarily due to higher selling prices in the acetate tow product line, driven by an increase in industry capacity utilization in addition to higher raw material, energy, and distribution prices throughout 2022.
EBIT in 2023 included accelerated depreciation and EBIT in 2023 and 2022 included asset impairment and restructuring charges, net, all from a previously announced manufacturing facility closure. For more information regarding asset impairments and restructuring charges see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT increased in 2023 compared to 2022 primarily due to higher selling prices in addition to lower raw material and energy costs and distribution costs of $284 million.
Initiatives
In 2023, the Fibers segment:
•implemented contract price increases across the acetate tow customer base, driving growth and returning adjusted EBIT margins and cash flow generation to acceptable performance levels;
•commercialized Naia™ Renew Enhanced Sustainability, an offering sourced from 60 percent recycled content with a global fashion brand known for its sustainability focus; and
•reached over 70 signed trademark licensing agreements with high profile brands from major multinational fashion brands to sustainable champions in outdoor clothing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other
(Dollars in millions)	2023	2022
Sales	$6	$160

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(198)	$(196)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	(68)	70
Asset impairments and restructuring charges, net	(31)	(21)
Net gain (loss) on divested business and transaction costs	—	(61)
Steam line incident insurance proceeds (costs), net	8	(39)
Other income (charges), net not allocated to operating segments	(15)	7
Loss before interest and taxes	$(304)	$(240)
Asset impairments and restructuring charges, net	31	21
Net (gain) loss on divested business and transaction costs	—	61
Steam line incident (insurance proceeds) costs, net	(8)	39
Environmental and other costs	13	15
Mark-to-market pension and other postretirement benefits loss, net	53	19
Adjustments to contingent considerations	—	(6)
Loss before interest and taxes excluding non-core and unusual items	(215)	(91)

Sales and costs related to growth initiatives, including circular economy, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". Full year 2022 included sales revenue of a previously divested business.

In 2023 and 2022 EBIT, the Company recognized severance and related costs as part of business improvement and cost reduction initiatives, insurance proceeds and net costs from the steam line incident, respectively, and environmental and other costs from previously divested or non-operational sites. EBIT in 2022 included EBIT of a previously divested business, a loss, net of transaction costs, on the divested business, and adjustments to contingent considerations. For more information regarding asset impairments and restructuring charges, see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change
(Dollars in millions)	2023	2022	$	%
United States and Canada	$3,938	$4,738	$(800)	(17)%
Europe, Middle East, and Africa	2,558	2,783	(225)	(8)%
Asia Pacific	2,227	2,443	(216)	(9)%
Latin America	487	616	(129)	(21)%
Total	$9,210	$10,580	$(1,370)	(13)%
Sales revenue decreased 13 percent due to decreases in sales revenue across all regions. Lower sales revenue was primarily due to lower sales volume (down 11 percent, including the impact from divested businesses). The most significant decrease in sales revenue occurred in the United States and Canada, primarily due to lower sales volume across all operating segments and lower selling prices in the CI and AFP segments, partially offset by higher selling prices in the Fibers and AM segments.
See Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for segment sales revenues by customer location.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2023	2022
Cash and cash equivalents	$548	$493

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet known short and long-term cash requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in Part I, Item 1A of this Annual Report. Management believes maintaining a financial profile that supports a solid investment grade credit rating is important to its long-term strategy and financial flexibility.

	For years ended December 31,
(Dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$1,374	$975
Investing activities	(432)	392
Financing activities	(888)	(1,321)
Effect of exchange rate changes on cash and cash equivalents	1	(12)
Net change in cash and cash equivalents	55	34
Cash and cash equivalents at beginning of period	493	459
Cash and cash equivalents at end of period	$548	$493

Cash provided by operating activities increased $399 million primarily due to lower working capital, lower variable compensation payout, and lower pension and other postretirement contributions in excess of expenses, partially offset by lower net earnings excluding a gain on divested business in 2023 and a loss on divested business in 2022.

Cash used in investing activities was $432 million in 2023 compared with cash provided by investing activities of $392 million in 2022 due to proceeds from the sale of the adhesives resins business in 2022 exceeding proceeds from the sale of the Texas City Operations, higher capital expenditures, and an acquisition in the AM segment in 2023.

Cash used in financing activities decreased $433 million primarily due to lower treasury stock purchases partially offset by lower net proceeds and repayments from commercial paper and borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A for additional information.

Working Capital Management

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with the Company's past practices.

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in 2023 and 2022 were $2.8 billion and $2.5 billion, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $397 million and $402 million of these receivables would have been outstanding as of December 31, 2023 and 2022, respectively, had they not been sold under these factoring programs.

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

Debt and Other Commitments

Eastman has debt and other commitments for debt securities, credit facilities, interest payable, purchase obligations, operating leases, and other liabilities. A summary of the Company's debt and other commitment obligations as of December 31, 2023 for each of the next five years and beyond is included in Note 12, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

At December 31, 2023, Eastman's borrowings totaled approximately $4.8 billion with various maturities. In 2023, the Company repaid $808 million, including the foreign currency impact, of the 1.5% notes due May 2023 using a combination of available cash and debt proceeds. Additionally, the Company borrowed $300 million under a two-year term loan agreement (the "2024 Term Loan") and issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). In 2022, the Company repaid $750 million of the 3.6% notes due August 2022 using available cash, and borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan").

In January 2024, the Company repaid the 7.25% notes due January 2024 ($198 million principal) using available cash. There were no debt extinguishment costs associated with the repayment of this debt. For information about debt and related interest, see Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2029 and beyond" line item.

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

The resolution of uncertainties related to environmental matters included in other liabilities may have a material adverse effect on the Company's consolidated results of operations in the period recognized, however, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and, if applicable, the expected sharing of costs, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows. See "Environmental Costs" in Note 1, "Significant Accounting Policies", and Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for more information regarding outstanding environmental matters and asset retirement obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that was amended in March 2023 to replace the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon the Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In 2023, the Company borrowed $300 million under the 2024 Term Loan, and as of December 31, 2023, the balance outstanding was $300 million with a variable interest rate of 6.58%. In 2022, the Company borrowed $500 million under the 2027 Term Loan, and the balance outstanding was $499 million at both December 31, 2023 and December 31, 2022, with variable interest rates of 6.58% and 5.55%, respectively. Borrowings under the 2024 Term Loan and 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at December 31, 2023. The total amount of available borrowings under the Credit Facility was $1.50 billion as of December 31, 2023. For additional information regarding financial covenants under the Credit Facility, see Section 5.03 of the Credit Facility filed as Exhibit 10.03 to this Annual Report.

See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Debt

	December 31,	December 31,
(Dollars in millions)	2023	2022
Total borrowings	$4,846	$5,151
Less: Cash and cash equivalents	548	493
Net debt (1)	$4,298	$4,658

(1)Includes non-cash increase of $20 million in 2023 and non-cash decrease of $85 million in 2022 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $828 million and $611 million in 2023 and 2022, respectively. Capital expenditures in 2023 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facility in Kingsport, Tennessee, and other targeted growth initiatives and site modernization projects.

The Company expects that 2024 capital spending will be less than $800 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and site modernization projects.

The Company had capital expenditures related to environmental protection and improvement of approximately $65 million and $60 million in 2023 and 2022, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends and Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2023, a total of 8,610,749 shares have been repurchased under the 2021 authorization for $785 million.

During 2023, the Company repurchased 1,866,866 shares of common stock for $150 million. During 2022, the Company repurchased 10,710,259 shares of common stock for $1.1 billion, primarily under the 2022 accelerated share repurchase program, and included $100 million from the settlement of a 2021 accelerated share repurchase program.

The Board of Directors has declared a cash dividend of $0.81 per share during the first quarter of 2024, payable on April 5, 2024 to stockholders of record on March 15, 2024. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

INFLATION

In recent years, Eastman has experienced significant volatility attributed to inflation. The cost of raw materials is generally based on market prices, although derivative instruments are utilized, as appropriate, to mitigate short-term market price fluctuations. Management expects the volatility of raw material and energy prices and costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects. For additional information, see "Risk Factors" in Part I, Item 1A, "Summary by Operating Segments" in this MD&A, and Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

At December 31, 2023, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $43 million, with an additional $4 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At December 31, 2023, a 10 percent fluctuation in the euro and Japanese yen currency rates would have had an impact of $205 million and $5 million, respectively, on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2023, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $4 million, with an additional $400 thousand of exposure at December 31, 2023 for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had $799 million variable interest rate borrowings at December 31, 2023.

Eastman may enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of December 31, 2023, the Company had interest rate swaps outstanding with notional values of $75 million. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk of the interest rate swap hedging the interest rate risk on the 3.8% bonds maturing March 2025 was $6 million as of December 31, 2023.

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

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. PricewaterhouseCoopers LLP and the Company's internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman's Director of Corporate Audit Services, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.

/s/ Mark J. Costa	/s/ William T. McLain, Jr.
Mark J. Costa	William T. McLain, Jr.
Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 14, 2024	February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive income and retained earnings, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessments - Certain Reporting Units in the Additives & Functional Products Segment

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated goodwill balance was $3,646 million as of December 31, 2023, and the goodwill associated with the Additives & Functional Products segment was $2,182 million. Management conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. Management uses an income approach, specifically a discounted cash flow model, when a quantitative analysis is used in testing the carrying value of goodwill of a reporting unit for impairment. As disclosed by management, key assumptions and estimates used in the Company's goodwill impairment testing included projections of revenues and earnings before interest and taxes (EBIT), the estimated weighted average cost of capital (WACC) and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments for certain reporting units in the Additives & Functional Products segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessments, including controls over the valuation of certain reporting units in the Additives & Functional Products segment. These procedures also included, among others (i) testing management's process for developing the fair value estimate of certain reporting units in the Additives & Functional Products segment, (ii) evaluating the appropriateness of the discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the significant assumptions used by management related to projections of revenues and EBIT, the estimated WACC, and the projected long-term growth rate. Evaluating management's assumptions related to projections of revenues and EBIT and the projected long- term growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external industry reports, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company's discounted cash flow model and (ii) the reasonableness of the estimated WACC assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2024

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2023	2022	2021
Sales	$9,210	$10,580	$10,476
Cost of sales	7,149	8,443	7,976
Gross profit	2,061	2,137	2,500
Selling, general and administrative expenses	727	726	795
Research and development expenses	239	264	254
Asset impairments and restructuring charges, net	37	52	47
Other components of post-employment (benefit) cost, net	41	(101)	(412)
Other (income) charges, net	38	(6)	(17)
Net (gain) loss on divested businesses	(323)	43	552
Earnings before interest and taxes	1,302	1,159	1,281
Net interest expense	215	182	198
Early debt extinguishment costs	—	—	1
Earnings before income taxes	1,087	977	1,082
Provision for income taxes	191	181	215
Net earnings	896	796	867
Less: Net earnings attributable to noncontrolling interest	2	3	10
Net earnings attributable to Eastman	$894	$793	$857

Basic earnings per share attributable to Eastman	$7.54	$6.42	$6.35
Diluted earnings per share attributable to Eastman	$7.49	$6.35	$6.25

Comprehensive Income
Net earnings including noncontrolling interest	$896	$796	$867
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(67)	7	56
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(21)	(27)	(28)
Derivatives and hedging:
Unrealized gain (loss) during period	(27)	53	66
Reclassification adjustment for (gains) losses included in net income, net	1	(56)	(3)
Total other comprehensive income (loss), net of tax	(114)	(23)	91
Comprehensive income including noncontrolling interest	782	773	958
Less: Comprehensive income attributable to noncontrolling interest	2	3	10
Comprehensive income attributable to Eastman	$780	$770	$948
Retained Earnings
Retained earnings at beginning of period	$8,973	$8,557	$8,080
Net earnings attributable to Eastman	894	793	857
Cash dividends declared	(377)	(377)	(380)
Retained earnings at end of period	$9,490	$8,973	$8,557
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$548	$493
Trade receivables, net of allowance for credit losses	826	957
Miscellaneous receivables	328	320
Inventories	1,683	1,894
Other current assets	96	114
Total current assets	3,481	3,778
Properties
Properties and equipment at cost	13,574	12,942
Less: Accumulated depreciation	8,026	7,782
Net properties	5,548	5,160
Goodwill	3,646	3,664
Intangible assets, net of accumulated amortization	1,138	1,210
Other noncurrent assets	820	855
Total assets	$14,633	$14,667
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,035	$2,125
Borrowings due within one year	541	1,126
Total current liabilities	2,576	3,251
Long-term borrowings	4,305	4,025
Deferred income tax liabilities	601	671
Post-employment obligations	667	628
Other long-term liabilities	954	856
Total liabilities	9,103	9,431
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 222,762,317 and 222,348,557 on December 31, 2023 and 2022, respectively)	2	2
Additional paid-in capital	2,368	2,315
Retained earnings	9,490	8,973
Accumulated other comprehensive loss	(319)	(205)
	11,541	11,085
Less: Treasury stock at cost (105,469,354 and 103,602,488 shares on December 31, 2023 and 2022, respectively)	6,083	5,932
Total Eastman stockholders' equity	5,458	5,153
Noncontrolling interest	72	83
Total equity	5,530	5,236
Total liabilities and stockholders' equity	$14,633	$14,667
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Operating activities
Net earnings	$896	$796	$867
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	498	477	538
Mark-to-market pension and other postretirement benefit plans loss (gain), net	53	19	(267)
Asset impairment charges	—	—	16
Early debt extinguishment costs	—	—	1
(Gain) loss on sale of assets	(15)	15	—
(Gain) loss on divested businesses	(323)	43	552
Provision for (benefit from) deferred income taxes	(102)	(136)	(38)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	126	93	(281)
(Increase) decrease in inventories	201	(430)	(389)
Increase (decrease) in trade payables	(190)	60	554
Pension and other postretirement contributions (in excess of) less than expenses	(66)	(149)	(185)
Variable compensation payments (in excess of) less than expenses	142	(103)	162
Other items, net	154	290	89
Net cash provided by operating activities	1,374	975	1,619
Investing activities
Additions to properties and equipment	(828)	(611)	(555)
Proceeds from sale of businesses	456	998	667
Acquisitions, net of cash acquired	(77)	(1)	(114)
Additions to capitalized software	(5)	(13)	(23)
Other items, net	22	19	(4)
Net cash (used in) provided by investing activities	(432)	392	(29)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	(326)	326	(50)
Proceeds from borrowings	796	500	—
Repayment of borrowings	(808)	(750)	(300)
Dividends paid to stockholders	(376)	(381)	(375)
Treasury stock purchases	(150)	(1,002)	(1,000)
Other items, net	(24)	(14)	35
Net cash used in financing activities	(888)	(1,321)	(1,690)
Effect of exchange rate changes on cash and cash equivalents	1	(12)	(5)
Net change in cash and cash equivalents	55	34	(105)
Cash and cash equivalents at beginning of period	493	459	564
Cash and cash equivalents at end of period	$548	$493	$459
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation, including sales revenue, earnings before interest and taxes ("EBIT"), assets, depreciation and amortization expense, and capital expenditures related to the product moves announced in first quarter 2023. See Note 5, "Goodwill and Other Intangible Assets", and Note 20, "Segment and Regional Sales Information", for more information.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accounting Standards Issued But Not Adopted as of December 31, 2023

ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: The Financial Accounting Standards Board ("FASB") issued this update in June 2022, which states that when measuring the fair value of an asset or a liability, a reporting entity should consider the characteristics of the asset or liability, including restrictions on the sale of the asset or liability, if a market participant also would take those characteristics into account. Key to that determination is the unit of account for the asset or liability being measured at fair value. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. Management does not expect that changes required by the new standard will have a significant impact on the Company's financial statements and related disclosures.

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

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The FASB issued this update in November 2023, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update mandates that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker ("CODM"). Importantly, the new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this update in December 2023, which modifies income tax disclosure requirements. The updated guidance mandates entities to provide more detailed information including specific categories in the income tax rate reconciliation, and the breakdown of income or loss from continuing operations before income tax expense or benefit, for both domestic and foreign. Additionally, entities must disclose income tax expense or benefit from continuing operations, categorized by federal, state, and foreign taxes. The guidance further requires disclosure of income tax payments to various jurisdictions. This ASU is effective for fiscal periods beginning after December 15, 2024, and early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were $29 million and $18 million as of December 31, 2023 and 2022, respectively, and are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position. Contract assets were $80 million and $93 million as of December 31, 2023 and 2022, respectively, and are included as a component of "Miscellaneous receivables" in the Consolidated Statements of Financial Position.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for credit losses was $17 million and $15 million as of December 31, 2023 and 2022, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

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

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must 1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); 2) have discrete financial information available; and 3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of goodwill of each reporting unit for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically a discounted cash flow model.

Indefinite-lived Intangible Assets

Eastman conducts testing of indefinite-lived intangible assets annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The carrying value of an indefinite-lived intangible asset is considered to be impaired when the fair value, estimated by appraisal or based on discounted future cash flows of certain related products, is less than the respective carrying value.

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of indefinite-lived intangible assets for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant estimated weighted average cost of capital ("WACC") plus a risk premium.

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

For additional information, see Note 14, "Legal Matters".

Working Capital Management and Off Balance Sheet Arrangements

The Company has an off balance sheet, uncommitted accounts receivable factoring program under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in 2023 and 2022 were $2.8 billion and $2.5 billion, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance program or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
finance program of $69 million and $98 million at December 31, 2023 and 2022, respectively, are included in "Payables and other current liabilities" on the Consolidated Statements of Financial Position.

2.DIVESTITURES

Texas City Divestiture

On December 1, 2023, the Company completed the sale of its Texas City operations, which was reported in the Chemical Intermediates ("CI") segment ("Texas City Operations"). The sale excluded the plasticizer operations. The Company will provide certain transition and post-closing services on agreed terms. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results.

The total estimated consideration, after estimates of post-closing adjustments, was $498 million. The divestiture resulted in a $323 million gain.

The major classes of divested assets and liabilities as of the date of the divestiture were as follows:

(Dollars in millions)
Assets divested
Trade receivables, net of allowance for doubtful accounts	$12
Inventories	7
Other assets	17
Properties, net of accumulated depreciation	103
Goodwill	67
Intangible assets, net of accumulated amortization	3
Assets divested	209
Liabilities divested
Payables and other current liabilities	10
Other liabilities	24
Liabilities divested	34
Disposal group, net	$175

Adhesives Resins Divestiture

On April 1, 2022, the Company and certain of its subsidiaries completed the sale of its adhesives resins business, which included hydrocarbon resins (including Eastman Impera™ tire resins), pure monomer resins, polyolefin polymers, rosins and dispersions, and oleochemical and fatty-acid based resins product lines ("adhesives resins"), of its Additives & Functional Products ("AFP") segment. The Company provided certain business transition and post-closing services to the buyer on agreed terms, which were completed in 2022. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results. Included in the adhesives resins divestiture was the 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China, which produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.

The total consideration, after post-closing adjustments, was $957 million. The divestiture resulted in a $1 million loss (including cumulative translation adjustment liquidation of $10 million and certain costs to sell of $13 million).

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

Rubber Additives Divestiture

On November 1, 2021, the Company and certain of its subsidiaries completed the sale of its rubber additives (including Crystex™ insoluble sulfur and Santoflex™ antidegradants) and other product lines and related assets and technology of the global tire additives business ("rubber additives") of its AFP segment. The sale did not include the Eastman Impera™ and other performance resins product lines of the tire additives business. The Company provided certain business transition and post-closing services to the buyer on agreed terms, which were completed in 2022. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results.
The total consideration, after post-closing adjustments and ongoing agreements through October 2027, was $640 million. The divestiture resulted in a $594 million loss (including cumulative translation adjustment liquidation of $23 million and certain costs to sell of $7 million), of which $42 million was recorded in 2022.

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

3.INVENTORIES

	December 31,
(Dollars in millions)	2023	2022

Finished goods	$1,193	$1,347
Work in process	293	297
Raw materials and supplies	618	743
Total inventories at FIFO or average cost	2,104	2,387
Less: LIFO reserve	421	493
Total inventories	$1,683	$1,894

Inventories valued on the LIFO method were approximately 50 percent of total inventories at both December 31, 2023 and 2022.

4.PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2023	2022
Properties
Land	$114	$140
Buildings	1,482	1,394
Machinery and equipment	10,750	10,543
Construction in progress	1,228	865
Properties and equipment at cost	$13,574	$12,942
Less: Accumulated depreciation	8,026	7,782
Net properties	$5,548	$5,160

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $405 million, $384 million, and $426 million for 2023, 2022, and 2021, respectively.

Cumulative construction-period interest of $100 million and $93 million, reduced by accumulated depreciation of $46 million and $43 million, is included in net properties at December 31, 2023 and 2022, respectively.

Eastman capitalized $18 million, $9 million, and $5 million of interest in 2023, 2022, and 2021, respectively.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of the change in goodwill during 2023 and 2022.

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2021	$1,286	$1,585	$760	$10	$3,641
Acquisitions (1)	15	30	—	—	45
Currency translation and other adjustments	(5)	(14)	(3)	—	(22)
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
Adjustments to net goodwill resulting from reorganization (2)	—	569	(569)	—	—
Acquisition	34	—	—	—	34
Divestiture	—	—	(67)	—	(67)
Currency translation and other adjustments	—	12	3	—	15
Balance at December 31, 2023	$1,330	$2,182	$124	$10	$3,646
(1)Measurement period adjustments related to prior year acquisitions.
(2)The amount was determined using the relative fair value approach. Goodwill impacted by the product moves announced in first quarter 2023 was assessed for impairment at the time of the reorganization.

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, CI segment, and other segments, respectively, at both December 31, 2023 and 2022.

The carrying amounts of intangible assets follow:

				December 31, 2023			December 31, 2022
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	-	25	$1,149	$592	$557	$1,134	$535	$599
Technology	10	-	20	527	356	171	505	331	174
Other	18	-	37	87	34	53	110	32	78

Indefinite-lived intangible assets:
Tradenames				350	—	350	349	—	349
Other				7	—	7	10	—	10
Total identified intangible assets				$2,120	$982	$1,138	$2,108	$898	$1,210

Amortization expense of definite-lived intangible assets was $86 million, $87 million, and $108 million for 2023, 2022, and 2021, respectively. Estimated amortization expense for future periods is $86 million in 2024, $81 million in 2025 and 2026, and $69 million in 2027 and 2028.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.EQUITY INVESTMENTS

Eastman owns a 50 percent or less interest in joint ventures which are accounted for under the equity method. As of December 31, 2023 and 2022, these include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end-use products. The Company owns a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. These joint ventures also include a 40 percent interest in a joint venture that is building a manufacturing facility in Kingsport, Tennessee. The Kingsport facility will produce acetylated wood. At December 31, 2023 and 2022, the Company's total equity investments was $106 million and $111 million, respectively, included in "Other noncurrent assets" in the Consolidated Statements of Financial Position.
7.PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2023	2022
Trade creditors	$1,170	$1,319
Accrued payrolls, vacation, and variable-incentive compensation	222	164
Accrued taxes	192	157
Post-employment obligations	86	103
Dividends payable to stockholders	95	94
Other	270	288
Total payables and other current liabilities	$2,035	$2,125

The "Other" above consists primarily of accruals for the current portion of operating lease liabilities, interest payable, hedging liabilities, and miscellaneous accruals.

8.INCOME TAXES

Components of earnings before income taxes and the provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Earnings before income taxes
United States	$357	$205	$645
Outside the United States	730	772	437
Total	$1,087	$977	$1,082
Provision for income taxes
United States Federal
Current	$133	$179	$114
Deferred	(39)	(76)	18
Outside the United States
Current	153	105	115
Deferred	(35)	(10)	(42)
State and other
Current	7	33	24
Deferred	(28)	(50)	(14)
Total	$191	$181	$215

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following represents the deferred tax (benefit) charge recorded as a component of "Accumulated other comprehensive income (loss)" ("AOCI") in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Cumulative translation adjustment	$11	$—	$—
Defined benefit pension and other postretirement benefit plans	(6)	(7)	(10)
Derivatives and hedging	(9)	(1)	21
Total	$(4)	$(8)	$11

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Earnings before income taxes	$191	$181	$215
Other comprehensive income	(4)	(8)	11
Total	$187	$173	$226

Differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Amount computed using the statutory rate	$228	$205	$225
State income taxes, net	(26)	(27)	(4)
Foreign rate variance	(78)	(16)	(28)
Change in reserves for tax contingencies	105	27	(39)
General business credits	(81)	(44)	(21)
U.S. tax on foreign earnings, net of credits	22	(17)	2
Divestitures	14	37	89
Tax law changes and tax loss from outside-U.S. entity reorganizations	—	—	(15)
Other	7	16	6
Provision for income taxes	$191	$181	$215

Effective income tax rate	18%	19%	20%

The 2023 provision for income taxes includes an increase related to uncertain tax positions, a decrease related to general business credits, and a decrease related to the foreign rate variance due to the Company's mix of earnings.

The 2022 provision for income taxes includes decreases related to general business credits and the release of a state valuation allowance, offset by the impacts of the business divestitures.

The 2021 provision for income taxes includes decreases related to uncertain tax positions, the foreign rate variance due to the Company's mix of earnings, and general business credits, offset by the impacts of the divestiture of rubber additives.

Income tax incentives, in the form of tax holidays, have been granted to the Company in certain jurisdictions to attract investment and encourage industrial development. The expiration of these tax holidays varies by country. The tax holidays are conditional on the Company meeting certain requirements, including employment and investment thresholds; determination of compliance with these conditions may be subject to challenge by tax authorities in those jurisdictions. No individual tax holiday had a material impact to the Company's earnings in 2023, 2022, or 2021.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2023	2022
Deferred tax assets
Post-employment obligations	$158	$150
Net operating loss carryforwards	690	645
Tax credit carryforwards	268	236
Environmental contingencies	68	64
Capitalized research and development expenses	322	139
Other	264	239
Total deferred tax assets	1,770	1,473
Less: Valuation allowance	183	258
Deferred tax assets less valuation allowance	$1,587	$1,215
Deferred tax liabilities
Property, plant, and equipment	$(952)	$(849)
Intangible assets	(270)	(272)
Investments	(516)	(441)
Deferred gain	(160)	(58)
Other	(134)	(143)
Total deferred tax liabilities	$(2,032)	$(1,763)
Net deferred tax liabilities	$(445)	$(548)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$156	$123
Deferred income tax liabilities	(601)	(671)
Net deferred tax liabilities	$(445)	$(548)

All foreign earnings, with the exception of short-term liquid assets on certain foreign subsidiaries, including basis differences, continue to be considered indefinitely reinvested. As of December 31, 2023, unremitted earnings of subsidiaries outside the U.S. totaled approximately $3.5 billion of which a substantial portion has already been subject to U.S. tax. The Company has not determined the deferred tax liability associated with these unremitted earnings and basis differences, as such determination is not practicable.

At December 31, 2023, foreign net operating loss carryforwards totaled $2.5 billion. Of this amount, $900 million will expire in 1 to 20 years and $1.6 billion of the carryforwards have no expiration date. A valuation allowance of approximately $59 million has been provided against such net operating loss carryforwards and other foreign deferred income tax balances.

At December 31, 2023, there were no federal net operating loss carryforwards available to offset future taxable income. At December 31, 2023, foreign tax credit carryforwards of approximately $89 million were available to reduce possible future U.S. income taxes, which expire from 2024 to 2033. As a result of the 2017 Tax Cuts and Jobs Act ("Tax Reform Act"), the Company may no longer be able to utilize certain U.S. foreign tax credit carryforwards. A valuation allowance of $79 million has been established on a portion of deferred tax assets as of December 31, 2023.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2023	2022
Miscellaneous receivables	$62	$35

Payables and other current liabilities	$133	$95
Other long-term liabilities	287	174
Total income taxes payable	$420	$269

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2023	2022	2021
Balance at January 1	$235	$200	$257
Adjustments based on tax positions related to current year	33	11	6
Adjustments based on tax positions related to prior years	68	24	2
Lapse of statute of limitations	(9)	—	(45)
Settlements	(7)	—	(20)
Balance at December 31 (1)	$320	$235	$200
(1)Approximately $313 million of the unrecognized tax benefits as of December 31, 2023, would, if recognized, impact the Company's effective tax rate.

A reconciliation of the beginning and ending amounts of accrued interest related to unrecognized tax positions is as follows:

(Dollars in millions)	2023	2022	2021
Balance at January 1	$22	$13	$13
Expense for interest, net of tax	17	9	9
Income for interest, net of tax	—	—	(9)
Balance at December 31	$39	$22	$13

Accrued penalties related to unrecognized tax positions were immaterial as of December 31, 2023, 2022, and 2021.

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

It is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits could decrease within the next twelve months by up to $45 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.BORROWINGS

	December 31,
(Dollars in millions)	2023	2022
Borrowings consisted of:
1.50% notes due May 2023 (1)	$—	$800
7.25% debentures due January 2024	198	198
7.625% debentures due June 2024	43	43
3.80% notes due March 2025	696	693
1.875% notes due November 2026 (1)	550	530
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	495	495
5.75% notes due March 2033 (2)	496	—
4.8% notes due September 2042	495	494
4.65% notes due October 2044	878	877
2024 Term Loan	300	—
2027 Term Loan	499	499
Commercial paper and short-term borrowings	—	326
Total borrowings	4,846	5,151
Less: Borrowings due within one year	541	1,126
Long-term borrowings	$4,305	$4,025

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

In 2023, the Company issued $500 million aggregate principal amount of 5.75% notes due March 2033 in a registered public offering (the "2023 Notes"). Net proceeds from the 2023 Notes were allocated to eligible projects to advance Eastman's sustainability goals of mitigating climate change, mainstreaming circular economy, and caring for society. Proceeds from the sale of the notes, net of original issue discounts, and issuance costs were $496 million. Additionally, the Company repaid the 1.5% notes due May 2023, of which $808 million, including the foreign currency impact, was repaid from a combination of available cash and debt proceeds. There were no debt extinguishment costs associated with the repayment of this debt. Total consideration for this redemption is reported under financing activities on the Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that was amended in March 2023. The amendment replaced the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At December 31, 2023 and 2022, the Company had no outstanding borrowings under the Credit Facility. At December 31, 2023, the Company had no outstanding commercial paper borrowings. At December 31, 2022, the Company's commercial paper borrowings were $326 million with a weighted average interest rate of 4.85%.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2023, the Company borrowed $300 million under a delayed draw two-year term loan (the "2024 Term Loan"), which was executed in fourth quarter 2022. As of December 31, 2023 the 2024 Term Loan balance outstanding was $300 million with a variable interest rate of 6.58%. In 2022, the Company borrowed $500 million under a five-year term loan agreement (the "2027 Term Loan"). The 2027 Term Loan balance outstanding was $499 million at both December 31, 2023 and December 31, 2022, with a variable interest rate of 6.58% and 5.55%, respectively. Borrowings under the 2024 Term Loan and 2027 Term Loan are subject to interest at varying spreads above quoted market rates.

The Credit Facility, the 2024 Term Loan, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both December 31, 2023 and 2022.

Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2023 and 2022 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings, under the Term Loans and commercial paper, equals the carrying value and is classified as Level 2. At December 31, 2023 and 2022, the fair value of total borrowings was $4.7 billion and $4.9 billion, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of December 31, 2023 and 2022.

Subsequent Actions

In January 2024, the Company repaid the 7.25% notes due January 2024 ($198 million principal) using available cash. There were no debt extinguishment costs associated with the repayment of this debt.

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

Foreign Currency Exchange Rate Hedging

Eastman manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, the Company enters into currency option and forward cash flow hedges to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within a rolling three year period and denominated in foreign currencies (principally the euro). Additionally, the Company, from time to time, enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In fourth quarter 2022, the Company de-designated and monetized certain forward cash flow hedges. The resulting unrealized gain of $27 million was recorded in AOCI and was primarily recognized in earnings in 2023 as the underlying forecasted transactions impacted earnings.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities", "Other noncurrent assets", "Payables and other current liabilities", or "Other current assets" on the Consolidated Statements of Financial Position. Cash flows from excluded components are classified as operating activities in the Consolidated Statements of Cash Flows.

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

In January 2024, in conjunction with the repayment of the 7.25% notes due January 2024, the Company terminated fixed-to-fixed cross-currency swaps of $190 million (€165 million) maturing January 2024.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2023 and 2022 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2023	December 31, 2022

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€405	€573
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	11	3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,354	€587
JPY/USD (in JPY)	¥7,385	—

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€1,247

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of December 31, 2023 or December 31, 2022. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss during the years ended December 31, 2023 or 2022.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company presents derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2023 and 2022.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2023 Level 2	December 31, 2022 Level 2
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$—	$3

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	8	—
Cross-currency interest rate swaps	Other noncurrent assets	18	72
Total Derivative Assets		$27	$76

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$19	$3
Foreign exchange contracts	Payables and other current liabilities	8	8
Foreign exchange contracts	Other long-term liabilities	2	4

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	3	5

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	61	—
Total Derivative Liabilities		$93	$20
Total Net Derivative Assets (Liabilities)		$(66)	$56

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $550 million and $1.3 billion associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2023 and 2022, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Consolidated Statements of Financial Position.

As of December 31, 2023 and 2022, the following amounts were included within the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Consolidated Statements of Financial Position in which the hedged item is included	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Long-term borrowings	$72	$79	$(3)	$5
The following table presents the effect of the Company's hedging instruments on Other comprehensive income (loss), net of tax ("OCI") and financial performance for the twelve months ended December 31, 2023, 2022, and 2021:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives			Pre-tax amount of gain/(loss) reclassified from AOCI into income
	December 31,			December 31,
Hedging Relationships	2023	2022	2021	2023	2022	2021
Derivatives in cash flow hedging relationships:
Commodity contracts	$(14)	$(11)	$15	$(10)	$36	$20
Foreign exchange contracts	(14)	(2)	39	12	45	(7)
Forward starting interest rate and treasury lock swap contracts	2	10	9	(3)	(6)	(9)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(30)	85	116	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(32)	63	74	—	—	—
Cross-currency interest rate swaps excluded component	(42)	(1)	(12)	—	—	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for 2023, 2022, and 2021.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Twelve Months
	2023			2022			2021
(Dollars in millions)	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized

	$9,210	$7,149	$215	$10,580	$8,443	$182	$10,476	$7,976	$198

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			3			2			2
Derivatives designated as hedging instruments			(3)			(2)			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(6)			(9)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(10)			36			20
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	12			45			(7)

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net loss of $5 million in 2023, a net loss of $11 million in 2022, and no gain or loss in 2021 on these derivatives.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $4 million at December 31, 2023 and gains of $134 million at December 31, 2022. The change in AOCI in 2023 compared to 2022 are primarily as a result of an increase in foreign currency exchange rates, particularly the euro. If realized, approximately $24 million in pre-tax losses will be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2024 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2023 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,899,512; 1,871,624; and 1,909,362 shares as of December 31, 2023, 2022, and 2021, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share ("EPS").

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $79 million, $81 million, and $73 million for 2023, 2022, and 2021, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary balance sheet of the change in benefit obligation and plan assets during 2023 and 2022, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2023		2022		2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,471	$602	$1,892	$948	$509	$665
Service cost	23	7	25	11	—	—
Interest cost	77	26	45	14	26	14
Actuarial loss (gain)	54	36	(328)	(264)	(11)	(127)
Curtailment gain	—	—	—	(3)	—	—
Settlement	—	(11)	(9)	—	—	—
Plan participants' contributions	—	1	—	1	2	2
Effect of currency exchange	—	27	—	(77)	—	—
Benefits paid	(157)	(27)	(154)	(28)	(46)	(45)
Benefit obligation, end of year	$1,468	$661	$1,471	$602	$480	$509
Change in plan assets:
Fair value of plan assets, beginning of year	$1,405	$589	$1,877	$924	$106	$134
Actual return on plan assets	93	40	(312)	(250)	12	(31)
Effect of currency exchange	—	27	—	(76)	—	—
Company contributions	7	20	3	18	35	35
Reserve for third party contributions	—	—	—	—	(5)	11
Plan participants' contributions	—	1	—	1	2	2
Benefits paid	(157)	(27)	(154)	(28)	(46)	(45)
Settlements	—	(11)	(9)	—	—	—
Fair value of plan assets, end of year	$1,348	$639	$1,405	$589	$104	$106
Funded status at end of year	$(120)	$(22)	$(66)	$(13)	$(376)	$(403)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$18	$—	$23	$56	$53
Current liabilities	(3)	—	(13)	—	(36)	(38)
Post-employment obligations	(117)	(40)	(53)	(36)	(396)	(418)
Net amount recognized, end of year	$(120)	$(22)	$(66)	$(13)	$(376)	$(403)
Accumulated benefit obligation	$1,404	$635	$1,417	$578
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$—	$(6)	$—	$(6)	$(10)	$(37)

Actuarial losses in the projected benefit obligations for the pension plans in 2023 were primarily due to lower discount rates. Actuarial gains in benefit obligations for the postretirement benefit plans in 2023 were primary due to changes in actuarial assumptions partially offset by lower discount rates. Actuarial gains in the projected benefit obligations for 2022 were primarily due to higher discount rates.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,468	$434	$1,471	$176
Fair value of plan assets	1,348	394	1,405	140

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$1,404	$408	$245	$141
Fair value of plan assets	1,348	385	188	116

Postretirement benefit plans with accumulated benefit obligations in excess of plan assets are $432 million and $456 million at December 31, 2023 and 2022, respectively. The plans have no assets.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2023		2022		2021		2023	2022	2021
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$23	$7	$25	$11	$26	$19	$—	$—	$—
Interest cost	77	26	45	14	37	12	26	14	12
Expected return on plan assets	(88)	(22)	(128)	(31)	(126)	(37)	(4)	(4)	(5)
Amortization of:
Prior service (credit) cost	—	—	1	—	—	(1)	(27)	(31)	(37)
Mark-to-market pension and other postretirement benefits loss (gain), net (1)	49	18	112	10	(170)	(62)	(14)	(103)	(35)
Net periodic benefit (credit) cost	$61	$29	$55	$4	$(233)	$(69)	$(19)	$(124)	$(65)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain	$—	$—	$—	$(4)	$—	$—	$—	$—	$—
Amortization of:
Prior service (credit) cost	—	—	1	—	—	(1)	(27)	(31)	(37)
Total	$—	$—	$1	$(4)	$—	$(1)	$(27)	$(31)	$(37)
(1)Includes a curtailment in 2022 triggered by the sale of the adhesives resins business which is included in "Other components of post-employment (benefit) cost, net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

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

	Pension Plans						Postretirement Benefit Plans
	2023		2022		2021		2023	2022	2021
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.22%	3.83%	5.58%	4.27%	2.88%	1.57%	5.21%	5.55%	2.83%
Interest crediting rate	5.46%	N/A	5.48%	N/A	5.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.04%	3.00%	3.04%	3.00%	3.00%	N/A	N/A	N/A
Health care cost trend
Initial							6.50%	6.00%	6.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2030	2026

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.58%	4.27%	2.88%	1.57%	2.48%	1.08%	5.55%	2.83%	2.39%
Discount rate for service cost	5.59%	3.95%	2.95%	1.31%	2.57%	1.08%	N/A	N/A	1.90%
Discount rate for interest cost	5.46%	4.27%	2.46%	1.57%	1.79%	1.08%	5.43%	2.35%	1.74%
Expected return on assets	6.62%	3.86%	7.07%	3.81%	7.29%	4.04%	3.50%	3.50%	3.75%
Rate of compensation increase	3.00%	3.04%	3.00%	3.00%	2.75%	2.94%	N/A	N/A	N/A
Interest crediting rate	5.48%	N/A	5.50%	N/A	5.50%	N/A	N/A	N/A	N/A
Health care cost trend
Initial							6.00%	6.00%	6.25%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2026	2026

The Company calculates service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.

The fair value of plan assets for the U.S. pension plans at December 31, 2023 and 2022 was $1.3 billion and $1.4 billion, respectively, while the fair value of plan assets at December 31, 2023 and 2022 for non-U.S. pension plans was $639 million and $589 million, respectively. At December 31, 2023 and 2022, the expected weighted-average long-term rate of return on U.S. pension plan assets was 7.50 percent and 6.62 percent, respectively. The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 4.74 percent and 3.86 percent at December 31, 2023 and 2022, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2023
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$25	$49	$25	$49	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	51	—	—	—	—	—	51
Total Assets at Fair Value	$29	$100	$29	$49	$—	$—	$—	$51
Investments Measured at Net Asset Value (4)	1,319	539
Total Assets	$1,348	$639

(Dollars in millions)			Fair Value Measurements at December 31, 2022
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$27	$46	$27	$46	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	45	—	—	—	—	—	45
Total Assets at Fair Value	$31	$91	$31	$46	$—	$—	$—	$45
Investments Measured at Net Asset Value (4)	1,374	498
Total Assets	$1,405	$589
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

(Dollars in millions)		Fair Value Measurements at December 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$2	$2	$—	$—
Debt (2):
Fixed Income (U.S.)	65	—	65	—
Fixed Income (Non-U.S.)	22	—	22	—
Total	$89	$2	$87	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2022
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$5	$5	$—	$—
Debt (2):
Fixed Income (U.S.)	62	—	62	—
Fixed Income (Non-U.S.)	21	—	21	—
Total	$88	$5	$83	$—
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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2021	$59
Unrealized losses	(14)
Balance at December 31, 2022	45
Unrealized gains	5
Purchases, issuances, sales, and settlements	1
Balance at December 31, 2023	$51
(1)Primarily consists of insurance contracts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2024 and the asset allocation at December 31, 2023 and 2022, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2024 Target Allocation	Plan Assets at December 31, 2023	Plan Assets at December 31, 2022	2024 Target Allocation	Plan Assets at December 31, 2023	Plan Assets at December 31, 2022	2024 Target Allocation	Plan Assets at December 31, 2023	Plan Assets at December 31, 2022
Asset category
Equity securities	41%	40%	36%	22%	22%	20%	—%	—%	—%
Debt securities	35%	39%	39%	62%	62%	62%	100%	100%	100%
Real estate	7%	6%	7%	4%	4%	4%	—%	—%	—%
Other investments (1)	17%	15%	18%	12%	12%	14%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
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

The Company made no contributions to its U.S. defined benefit pension plans in 2023 or 2022. For 2024 calendar year, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Benefit payments are made using a combination of plan assets and cash payments. Most of the Company's pension plans have plan assets that predominately cover pension benefit obligations. The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2024	$145	$23	$44
2025	137	25	44
2026	134	28	43
2027	133	32	43
2028	136	31	42
2029-2033	626	176	192

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At December 31, 2023 and 2022, right-to-use assets for operating leases of $180 million and $211 million, respectively, are included as a part of "Other noncurrent assets" on the Consolidated Statements of Financial Position. At both December 31, 2023 and 2022, the operating right-to-use assets include $3 million of assets previously classified as lease intangibles and $5 million and $6 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" on the Consolidated Statements of Financial Position. As of December 31, 2023, financing leases were not material to the Company's financial statements.

As of December 31, 2023, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2024	$52
2025	43
2026	32
2027	21
2028	13
2029 and beyond	26
Total lease payments	187
Less: amounts of lease payments representing interest	15
Present value of future lease payments	172
Less: current obligations under leases	52
Long-term lease obligations	$120

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning second quarter 2024. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

(Dollars in millions)	2023	2022	2021
Lease costs:
Operating lease costs	$86	$67	$71
Short-term lease costs	23	45	40
Sublease income	(4)	(13)	(4)
Total	$105	$99	$107

	December 31,
(Dollars in millions)	2023	2022	2021
Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$85	$67	$69
Right-to-use assets obtained in exchange for new lease liabilities	$28	$69	$110

Weighted-average remaining lease term, in years	6	6	6
Weighted-average discount rate	3.0%	3.2%	2.7%

Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2024	$241	$300	$205	$197	$52	$251	$1,246
2025	696	—	172	154	43	75	1,140
2026	550	—	164	143	32	85	974
2027	196	499	125	137	21	85	1,063
2028	495	—	112	111	13	95	826
2029 and beyond	1,869	—	1,126	2,294	26	1,051	6,366
Total	$4,047	$799	$1,904	$3,036	$187	$1,642	$11,615

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2023 totaling approximately $3.0 billion over a period of approximately 30 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2029 and beyond" line item.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, third-party debt, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have remaining terms up to 15 years with maximum potential future payments of approximately $170 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote. Eastman has letters of credit and surety bonds of approximately $80 million as of December 31, 2023 to support commitments made in the ordinary course of business. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2023	2022
Environmental contingencies, current	$10	$10
Environmental contingencies, long-term	274	264
Total	$284	$274

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $252 million to the maximum of $497 million and from the best estimate or minimum of $245 million to the maximum of $457 million at December 31, 2023 and 2022, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $123 million had been paid for costs at the Shared Sites as of December 31, 2023. As of December 31, 2023, an additional $208 million has been recognized for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. Eastman has letters of credit of approximately $160 million to support certain environmental matters. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during 2023 and 2022 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2021	$253
Changes in estimates recognized in earnings and other	6
Cash reductions	(14)
Balance at December 31, 2022	245
Changes in estimates recognized in earnings and other	19
Cash reductions	(12)
Balance at December 31, 2023	$252

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $32 million and $29 million at December 31, 2023 and December 31, 2022, respectively.

Other

Eastman's cash expenditures related to environmental protection and improvement were $314 million, $300 million, and $281 million in 2023, 2022, and 2021, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $65 million, $60 million, and $38 million in 2023, 2022, and 2021, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $51 million at both December 31, 2023 and 2022, and are included in "Other long-term liabilities" on the Consolidated Statements of Financial Position.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2023, 2022, and 2021 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2020	$2	$2,174	$8,080	$(273)	$(3,960)	$6,023	$85	$6,108
Net Earnings	—	—	857	—	—	857	10	867
Cash Dividends (1)	—	—	(380)	—	—	(380)	—	(380)
Other Comprehensive (Loss)	—	—	—	91	—	91	—	91
Share-Based Compensation Expense (2)	—	70	—	—	—	70	—	70
Stock Option Exercises	—	62	—	—	—	62	—	62
Other (3)	—	(19)	—	—	—	(19)	3	(16)
Share Repurchase (4)	—	(100)	—	—	(900)	(1,000)	—	(1,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	793	—	—	793	3	796
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive Income	—	—	—	(23)	—	(23)	—	(23)
Share-Based Compensation Expense (2)	—	69	—	—	—	69	—	69
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(20)	—	—	—	(20)	(4)	(24)
Share Repurchase (5)	—	70	—	—	(1,072)	(1,002)	—	(1,002)
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	894	—	—	894	2	896
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive Income	—	—	—	(114)	—	(114)	—	(114)
Share-Based Compensation Expense (2)	—	64	—	—	—	64	—	64
Stock Option Exercises	—	3	—	—	—	3	—	3
Other (3)	—	(14)	—	—	(1)	(15)	2	(13)
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
(1)Cash dividends includes cash dividends paid and dividends declared, but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-capital in 2021 included payment for repurchase of shares under the 2021 accelerated share repurchase program ("2021 ASR") which had not yet been delivered.
(5)Additional paid-in capital in 2022 included the final settlement of the 2021 ASR and the favorable settlement of the second quarter 2022 accelerated share repurchase program (the "2022 ASR").

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $3.18 in 2023, $3.07 in 2022, and $2.83 in 2021.

In 1997 the Company established a benefit security trust to provide a degree of financial security for unfunded obligations under certain unfunded plans. A warrant to purchase up to 6 million shares of par value common stock of the Company was contributed to the trust. The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under certain covered unfunded plans. The warrant is excluded from the computation of diluted EPS because the conditions upon which the warrant becomes exercisable have not been met.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2023, a total of 8,610,749 shares have been repurchased under the 2021 authorization for $785 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2023, the Company repurchased 1,866,866 shares of common stock for $150 million. During 2022, the Company repurchased shares of common stock of 10,710,259 for a cost of approximately $1.1 billion, primarily under the 2022 ASR, and included $100 million from the settlement of the 2021 ASR. During 2021, the Company repurchased shares of common stock of 8,061,779 for a cost of approximately $900 million.

The Company's charitable foundation held 50,798 issued and outstanding shares of the Company's common stock at December 31, 2023, 2022, and 2021 which are included in treasury stock in the Consolidated Statements of Financial Position and excluded from calculations of diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	For years ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Numerator
Net earnings attributable to Eastman	$894	$793	$857

Denominator
Weighted average shares used for basic EPS	118.6	123.5	134.9
Dilutive effect of stock options and other award plans	0.8	1.4	2.2
Weighted average shares used for diluted EPS	119.4	124.9	137.1

EPS (1)
Basic	$7.54	$6.42	$6.35
Diluted	$7.49	$6.35	$6.25
(1)     EPS is calculated using whole dollars and shares.
Shares underlying stock options excluded from the 2023, 2022, and 2021 calculations of diluted EPS were 2,409,208, 1,398,110, and 150,781, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive.

Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2023	2022	2021

Balance at beginning of year	222,348,557	221,809,309	220,641,506
Issued for employee compensation and benefit plans	413,760	539,248	1,167,803
Balance at end of year	222,762,317	222,348,557	221,809,309

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$(237)	$59	$(3)	$(1)	$(182)
Period change	7	(27)	(3)	—	(23)
Balance at December 31, 2022	(230)	32	(6)	(1)	(205)
Period change	(67)	(21)	(26)	—	(114)
Balance at December 31, 2023	$(297)	$11	$(32)	$(1)	$(319)

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

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2023		2022		2021
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$(56)	$(67)	$7	$7	$56	$56
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(27)	(21)	(34)	(27)	(38)	(28)
Derivatives and hedging:
Unrealized gain (loss) during period	(36)	(27)	71	53	88	66
Reclassification adjustment for (gains) losses included in net income, net	1	1	(75)	(56)	(4)	(3)
Total other comprehensive income (loss)	$(118)	$(114)	$(31)	$(23)	$102	$91

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivative and Non-Derivative Financial Instruments", and Note 11, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET
Components of asset impairments and restructuring charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Tangible Asset Impairments
CI & AFP - Singapore (1)	$—	$—	$3
Site optimizations
Other - Tire additives (2)	—	—	12
AM - Advanced interlayers (3)	—	—	1
	—	—	16
Loss (Gain) on Sale of Previously Impaired Assets
Site optimizations
AM - Advanced interlayers (3)	—	16	—
Other - Tire additives (2)	—	(1)	—
AFP - Care additives (4)	—	—	(1)
	—	15	(1)
Severance Charges
Cost reduction and business improvement actions (5)	31	22	1
Site optimizations
AM - Advanced interlayers (3)	—	—	1
AM - Performance films (6)	—	1	—
Fibers - Acetate Yarn (7)	—	7	—
	31	30	2
Other Restructuring Costs
CI & AFP - Singapore (1)	—	3	17
Site optimizations
Other - Tire additives (2)	—	—	6
AM - Advanced interlayers (3)	—	2	5
AM - Performance films (6)	—	—	2
Fibers - Acetate Yarn (7)	6	2	—
	6	7	30

Total	$37	$52	$47

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
(3)Asset impairment charges, loss on transfer of previously impaired assets to a third party, severance charges, and site closure costs in the Advanced Materials ("AM") segment due to the closure of an advanced interlayers manufacturing facility in North America as part of site optimization. In addition, accelerated depreciation of $4 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2021 related to the closure of this facility.
(4)A gain in 2021 from the sale of the previously impaired assets.
(5)Severance charges in 2023, 2022 and 2021 as part of cost reduction initiatives which are reported in "Other".
(6)Severance charges in 2022 for the closure of a performance films research and development facility, and site closure costs in 2021 from the closure of a performance films manufacturing facility in North America as part of site optimization.
(7)Severance charges and site closure costs related to closure of an acetate yarn manufacturing facility in Europe. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2023 related to the closure of this facility.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reconciliations of the beginning and ending restructuring liability amounts are as follows:

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Site closure & restructuring costs	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	12	31	—	(9)	34
Site closure & restructuring costs	5	21	1	(26)	1
Total	$17	$52	$1	$(35)	$35

(Dollars in millions)	Balance at January 1, 2021	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2021
Non-cash charges	$—	$16	$(16)	$—	$—
Severance costs	65	2	(1)	(54)	12
Site closure & restructuring costs	14	29	(9)	(29)	5
Total	$79	$47	$(26)	$(83)	$17

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

17.OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Foreign exchange transaction losses (gains), net (1)	$11	$16	$10
(Income) loss from equity investments and other investment (gains) losses, net	(10)	(19)	(16)
Other, net (2)	37	(3)	(11)
Other (income) charges, net	$38	$(6)	$(17)
(1)Net impact of revaluation of foreign entity assets and liabilities and effects of foreign exchange non-qualifying derivatives.
(2)Includes environmental and other costs from previously divested or non-operational sites and product lines and adjustments to contingent considerations. Other, net increased in 2023 compared to 2022 primarily due to higher factoring fees and the absence of income from transition service agreements that ended in 2022 related to divestitures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
18.SHARE-BASED COMPENSATION PLANS AND AWARDS

2021 Omnibus Stock Compensation Plan

Eastman's 2021 Omnibus Stock Compensation Plan ("2021 Omnibus Plan") was approved by stockholders at the May 6, 2021 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary. The 2021 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement. Under the 2021 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 10 million, which consist of shares not previously authorized for issuance under any other plan. The number of shares covered by an award is counted against this share reserve as of the grant date of the award. Shares covered by full value awards (e.g., performance shares and restricted stock awards) are counted against the total number of shares available for issuance or delivery under the plan as 2.5 shares for every one share covered by the award. Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market. Under the 2021 Omnibus Plan and previous plans, the forms of awards have included restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares. The 2021 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

Director Stock Compensation Subplan

Eastman's Amended 2021 Director Stock Compensation Subplan ("Directors' Subplan"), a component of the 2021 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2021 Omnibus Plan. The Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors. Restricted shares awarded under the Directors' Subplan are subject to the same terms and conditions of the 2021 Omnibus Plan. The Directors' Subplan does not constitute a separate source of shares for grants of equity awards and all shares awarded are part of the 10 million shares authorized under the 2021 Omnibus Plan. Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

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

Compensation Expense

For 2023, 2022, and 2021, total share-based compensation expense (before tax) of approximately $64 million, $69 million, and $70 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which approximately $10 million, $11 million, and $9 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. Approximately $6 million for 2023, $7 million for 2022, and $2 million for 2021 of stock option compensation expense was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used in the determination of fair value for stock options awarded in 2023, 2022, and 2021 are provided in the table below:

Assumptions	2023	2022	2021
Expected volatility rate	30.55%	28.98%	28.99%
Expected dividend yield	3.31%	2.57%	3.58%
Average risk-free interest rate	4.13%	2.35%	0.95%
Expected term years	6.4	6.4	6.0

The volatility rate of grants is derived from historical Company common stock price volatility over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the weekly high closing stock price data over the expected term. The expected dividend yield is calculated using the Company's average of the last four quarterly dividend yields. The average risk-free interest rate is derived from the United States Department of Treasury's published interest rates of daily yield curves for the same time period as the expected term. The weighted average expected term reflects the analysis of historical share-based award transactions and includes option swap and reload grants which may have much shorter remaining expected terms than new option grants.

A summary of the activity of the Company's stock option awards for 2023, 2022, and 2021 is presented below:

	2023		2022		2021
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,479,200	$88	3,168,500	$84	3,526,600	$79
Granted	409,300	$85	443,100	$113	449,700	$109
Exercised	(38,200)	$68	(122,700)	$74	(807,200)	$77
Cancelled, forfeited, or expired	(26,300)	$94	(9,700)	$87	(600)	$74
Outstanding at end of year	3,824,000	$88	3,479,200	$88	3,168,500	$84
Options exercisable at year-end	2,974,100		2,534,400		2,047,500
Available for grant at end of year	6,698,702		8,355,640		9,866,480

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2023	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2023	Weighted-Average Exercise Price
$61-$75	1,002,500	4.3	$65	1,002,500	$65
$76-$90	1,491,000	5.7	$82	1,027,600	$82
$91-$105	530,400	4.2	$104	530,400	$104
$106-$121	800,100	7.6	$114	413,600	$113
	3,824,000	5.5	$88	2,974,100	$85

The range of exercise prices of options outstanding at December 31, 2023 is approximately $61 to $121 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2023 is $35 million and $32 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2023 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2023 is 4.6 years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted average fair value of options granted during 2023, 2022, and 2021 was $21.67, $26.80, and $19.81, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021, was $1 million, $6 million, and $31 million, respectively. Cash proceeds received by the Company from option exercises totaled $3 million with an immaterial related tax benefit, respectively, for 2023, $10 million with a related tax benefit of $1 million, respectively, for 2022, and $62 million with a related tax benefit of $5 million, respectively, for 2021. The total fair value of vested shares for the years ending December 31, 2023, 2022, and 2021 was $8 million in each respective year.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2023 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2023	944,800	$20.50
Granted	409,300	$21.67
Vested	(497,800)	$16.96
Cancelled, forfeited, or expired	(6,400)	$23.42
Nonvested options at December 31, 2023	849,900	$23.12

For nonvested options at December 31, 2023, approximately $2 million in compensation expense will be recognized over the next two years.

Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2023-2025, 2022-2024, and 2021-2023 periods were 406 thousand, 288 thousand, and 311 thousand, respectively. The target shares granted are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2023, 2022, and 2021 were 144 thousand, 160 thousand, and 166 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2023, 2022, and 2021 was approximately $55 million, $58 million, and $60 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2023 was approximately $65 million and will be recognized primarily over a period of two years.

19.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Current assets	$49	$22	$(57)
Other assets	45	12	(32)
Current liabilities	(23)	180	109
Long-term liabilities and equity	83	76	69
Total	$154	$290	$89

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2023	2022	2021

Interest, net of amounts capitalized	$214	$179	$170
Income taxes, net of refunds	158	78	122
Non-cash investing activities:
Outstanding trade payables related to capital expenditures	115	64	22

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

In 2023, the Company moved the functional amines product line from the CI segment into the AFP segment. In addition, certain organic acid products and olefin-based products moved from the AFP segment to the CI segment. These product moves are expected to increase efficiency of the Company's assets and commercial teams, and to increase portfolio transparency. The information presented below has been recast for all periods presented.
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

	Percentage of Total Segment Sales
Product Lines	2023	2022	2021
Advanced Interlayers	34%	29%	29%
Performance Films	21%	20%	20%
Specialty Plastics	45%	51%	51%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2023	2022	2021
United States and Canada	32%	33%	30%
Asia Pacific	35%	35%	38%
Europe, Middle East, and Africa	27%	26%	27%
Latin America	6%	6%	5%
Total	100%	100%	100%

Additives & Functional Products Segment

In the AFP segment, the Company manufactures materials for products in the food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics end-markets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The care additives business consists of amine derivative-based building blocks and organic acid-based solutions for the production of flocculants, intermediates for surfactants, fumigants, fungicides, and plant growth regulator products. The coatings additives product line can be broadly classified as polymers and additives and solvents and include specialty coalescents, specialty solvents, paint additives, and specialty polymers. The functional amines product lines include methylamines and salts, and higher amines and solvents. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products.

	Percentage of Total Segment Sales
Product Lines	2023	2022	2021
Care Additives	37%	38%	34%
Coatings Additives	27%	26%	30%
Functional Amines	18%	20%	20%
Specialty Fluids	18%	16%	16%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2023	2022	2021
United States and Canada	42%	41%	40%
Asia Pacific	21%	22%	25%
Europe, Middle East, and Africa	31%	30%	28%
Latin America	6%	7%	7%
Total	100%	100%	100%

Chemical Intermediates Segment

Eastman leverages large scale and vertical integration from the cellulosic biopolymers and acetyl and olefins streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into end-markets such as industrial chemicals and processing, building and construction, health and wellness, and food and feed.

The intermediates product line produces olefin derivatives, acetyl derivatives, ethylene, and commodity solvents. The plasticizers product line consists of a unique set of primary non-phthalate and phthalate plasticizers and a range of niche non-phthalate plasticizers.

	Percentage of Total Segment Sales
Product Lines	2023	2022	2021
Intermediates	78%	77%	76%
Plasticizers	22%	23%	24%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2023	2022	2021
United States and Canada	71%	70%	71%
Asia Pacific	8%	7%	8%
Europe, Middle East, and Africa	17%	17%	15%
Latin America	4%	6%	6%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fibers Segment

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic filament yarn and staple fibers for use in apparel, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.

	Percentage of Total Segment Sales
Product Lines	2023	2022	2021
Acetate Tow	70%	64%	64%
Acetate Yarn	11%	14%	14%
Acetyl Chemical Products	14%	16%	16%
Nonwovens	5%	6%	6%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2023	2022	2021
United States and Canada	21%	25%	25%
Asia Pacific	35%	35%	35%
Europe, Middle East, and Africa	42%	37%	37%
Latin America	2%	3%	3%
Total	100%	100%	100%

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Sales by Segment
Advanced Materials	$2,932	$3,207	$3,027
Additives & Functional Products (1)	2,834	3,475	2,949
Chemical Intermediates (1)	2,143	2,716	2,608
Fibers	1,295	1,022	900
Total Sales by Operating Segment	9,204	10,420	9,484
Other (2)	6	160	992
Total Sales	$9,210	$10,580	$10,476
(1)Prior periods have been recast as a result of the Company's product moves during first quarter 2023.
(2)"Other" includes sales revenue from the divested rubber additives and adhesives resins businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Earnings (Loss) Before Interest and Taxes by Segment
Advanced Materials	$343	$376	$519
Additives & Functional Products (1)	436	546	481
Chemical Intermediates (1)	434	346	412
Fibers	393	131	142
Total EBIT by Operating Segment	1,606	1,399	1,554
Other (2)
Growth initiatives and businesses not allocated to operating segments	(198)	(196)	(49)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	(68)	70	375
Asset impairments and restructuring charges, net	(31)	(21)	(18)
Net gain (loss) on divested businesses and transaction costs	—	(61)	(570)
Steam line incident insurance proceeds (costs), net	8	(39)	—
Other income (charges), net not allocated to operating segments	(15)	7	(11)
Total EBIT	$1,302	$1,159	$1,281
(1)Prior periods have been recast as a result of the Company's product moves during first quarter 2023.
(2)"Other" includes EBIT of $6 million in 2022 and loss before interest and taxes of $502 million in 2021 from the divested rubber additives and adhesives resins businesses.

	December 31,
(Dollars in millions)	2023	2022
Assets by Segment (1)
Advanced Materials	$5,423	$4,967
Additives & Functional Products (2)	4,691	4,962
Chemical Intermediates (2)	1,600	1,860
Fibers	1,081	1,046
Total Assets by Operating Segment	12,795	12,835
Corporate Assets	1,838	1,832
Total Assets	$14,633	$14,667

(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)Prior period has been recast as a result of the Company's product moves during first quarter 2023.

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Depreciation and Amortization Expense by Segment
Advanced Materials	$161	$163	$177
Additives & Functional Products (1)	143	142	141
Chemical Intermediates (1)	103	104	102
Fibers	86	61	60
Total Depreciation and Amortization Expense by Operating Segment	493	470	480
Other (2)	5	7	58
Total Depreciation and Amortization Expense	$498	$477	$538
(1)Prior periods have been recast as a result of the Company's product moves during first quarter 2023.
(2)"Other" in 2022 and 2021 includes depreciation and amortization expense from the divested rubber additives and adhesives resins businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2023	2022	2021
Capital Expenditures by Segment
Advanced Materials	$608	$341	$280
Additives & Functional Products (1)	88	99	139
Chemical Intermediates (1)	68	97	82
Fibers	36	43	33
Total Capital Expenditures by Operating Segment	800	580	534
Other (2)	28	31	21
Total Capital Expenditures	$828	$611	$555
(1)Prior periods have been recast as a result of the Company's product moves during first quarter 2023.
(2)"Other" in 2022 and 2021 includes capital expenditures from the divested rubber additives and adhesives resins businesses.

Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2023	2022	2021
Sales
United States	$3,794	$4,738	$4,397
China	974	964	990
All other foreign countries	4,442	4,878	5,089
Total	$9,210	$10,580	$10,476

	December 31,
	2023	2022	2021
Net properties
United States	$4,494	$4,180	$3,847
All foreign countries	1,054	980	1,149
Total	$5,548	$5,160	$4,996

21.RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2023	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2023
Reserve for:
Credit losses	$15	$2	$—	$—	$17
LIFO inventory	493	(72)	—	—	421
Non-environmental asset retirement obligations	51	1	—	1	51
Environmental contingencies	274	26	—	16	284
Deferred tax valuation allowance	258	(76)	1	—	183
	$1,091	$(119)	$1	$17	$956

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)		Additions
	Balance at January 1, 2022	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2022
Reserve for:
Credit losses	$17	$(2)	$—	$—	$15
LIFO inventory	365	128	—	—	493
Non-environmental asset retirement obligations	51	2	(1)	1	51
Environmental contingencies	281	7	—	14	274
Deferred tax valuation allowance	339	(79)	(2)	—	258
	$1,053	$56	$(3)	$15	$1,091

(Dollars in millions)		Additions
	Balance at January 1, 2021	Charges (Credits) to Cost and Expense	Other Accounts (1)	Deductions (2)	Balance at December 31, 2021
Reserve for:
Credit losses	$14	$4	$(1)	$—	$17
LIFO inventory	226	159	(30)	(10)	365
Non-environmental asset retirement obligations	51	2	(1)	1	51
Environmental contingencies	285	11	—	15	281
Deferred tax valuation allowance	393	(55)	1	—	339
	$969	$121	$(31)	$6	$1,053
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. Management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance; judgments in decision-making can be faulty; and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while the Company's disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2023 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) Director and Officer Trading Arrangements

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", under the subheading "The Board of Directors-Director Nominees", and under the heading "Corporate Governance", each as included and to be filed in the definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement"), is incorporated by reference herein in response to this Item. Certain information concerning executive officers of Eastman is set forth under the heading "Information About our Executive Officers" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", under the subheadings "Corporate Governance--Board Committees--Compensation and Management Development Committee", and "Director Compensation" and under the heading "Item 3--Advisory Approval of Executive Compensation", each as included and to be filed in the 2024 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the heading "Information about Stock Ownership", under the subheadings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders", each as included and to be filed in the 2024 Proxy Statement is incorporated by reference herein in response to this Item.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2023 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,824,000	(1)	$88	6,698,702	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	3,824,000		$88	6,698,702

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 1--Election of Directors", subheadings "The Board of Directors--Director Independence" and "Corporate Governance--Board Practices, Processes, and Policies--Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2024 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Summary of Items to be Voted on at the Annual Meeting--Item 2--Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2024 Proxy Statement is incorporated by reference herein in response to this Item.

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

4.05	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)
4.06	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)
4.07	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)
4.08	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)
4.09	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)
4.10	Form of 5.750% Note due 2033 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 8, 2023)
4.11	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
10.01
Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

10.02
Amendment No.1 to the Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.03*
Third Amended and Restated Five-Year Credit Agreement dated as of February 14, 2024 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers

10.04	Term Loan Agreement dated as of April 14, 2022 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.05	Term Loan Agreement dated as of November 17, 2022 (incorporated herein by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)
10.06
Non-Recourse Accounts Receivable Purchase Agreement dated October 1, 2019 and amendment dated September 28, 2022 between BNP Paribas Fortis Factor N.V. and Taminco US LLC (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

10.07
Non-Recourse Accounts Receivable Purchase Agreement dated May 31, 2020 and amendment dated September 28, 2022 between BNP Paribas Fortis Factor N.V. and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022)

Exhibit Number	EXHIBIT INDEX
Description
10.08	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **
10.09	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010) **
10.10	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **
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

10.19
Forms of Performance Share Awards to Executive Officers (2022 - 2024 Performance Period) (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021) **

10.20
Forms of Performance Share Awards to Executive Officers (2023 - 2025 Performance Period) (incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022) **

10.21*	Forms of Performance Share Awards to Executive Officers (2024 - 2026 Performance Period)
10.22
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2023 performance year ** (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022) **

10.23	Amended 2023 Unit Performance Plan** (incorporated herein by reference to Exhibit 10.02 the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) **
10.24*	2024 Unit Performance Plan -- Corporate Performance Measures and Named Executive Officer Target Variable Pay Opportunities **
10.25	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **
10.26	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **
10.27	2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2021 Annual Meeting Proxy Statement dated March 25, 2021 as amended on April 13, 2021) **

Exhibit Number	EXHIBIT INDEX
Description
10.28
Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) **

10.29
Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice** (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) **

10.30
Forms of Award Notices for Stock Options and Stock Appreciation Rights Granted to Executive Officers under the 2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, and Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016) **

10.31
Form of Award Notice for Stock Options and Restricted Stock Unit Awards Granted to Executive Officers under the 2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) **

10.32*	Form of Award Notice for Stock Options Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan **
10.33*	Form of Restricted Stock Unit Awards Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan **
21.01*	Subsidiaries of the Company
23.01*	Consent of Independent Registered Public Accounting Firm
31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2023
31.02*	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the year ended December 31, 2023
32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2023
32.02*	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the year ended December 31, 2023
97.01*	Eastman Chemical Company Incentive Pay Clawback Policy
99.01*	2023 Company and Segment Revenue by End-Use Market
99.02*	Product and Raw Material Information
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 14, 2024
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ William T. McLain, Jr.	Executive Vice President and	February 14, 2024
William T. McLain, Jr.	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Michelle R. Stewart	Vice President, Chief Accounting	February 14, 2024
Michelle R. Stewart	Officer and Corporate Controller

SIGNATURE	TITLE	DATE

DIRECTORS* (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 14, 2024
Humberto P. Alfonso

/s/ Brett D. Begemann	Director	February 14, 2024
Brett D. Begemann

/s/ Eric L. Butler	Director	February 14, 2024
Eric L. Butler

/s/ Edward L. Doheny II	Director	February 14, 2024
Edward L. Doheny II

/s/ Linnie M. Haynesworth	Director	February 14, 2024
Linnie M. Haynesworth

/s/ Julie F. Holder	Director	February 14, 2024
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 14, 2024
Renée J. Hornbaker

/s/ Kim A. Mink	Director	February 14, 2024
Kim A. Mink

/s/ James J. O'Brien	Director	February 14, 2024
James J. O'Brien

/s/ David W. Raisbeck	Director	February 14, 2024
David W. Raisbeck

/s/ Charles K. Stevens III	Director	February 14, 2024
Charles K. Stevens III