Form 10-Q
period 2024-03-31
EASTMAN CHEMICAL CO
filed 2024-04-26
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2024
Common Stock, par value $0.01 per share	117,649,499
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

5.	Other Information	42

6.	Exhibits	43

SIGNATURES

Signatures	44

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply; operating risks related to the Company’s information technology infrastructure, including service interruptions or data corruption as a result of cyber-based attacks; global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2024	2023
Sales	$2,310	$2,412
Cost of sales	1,778	1,883
Gross profit	532	529
Selling, general and administrative expenses	191	191
Research and development expenses	59	62
Asset impairments and restructuring charges, net	11	22
Other components of post-employment (benefit) cost, net	(5)	(3)
Other (income) charges, net	13	11
Earnings before interest and taxes	263	246
Net interest expense	49	52
Earnings before income taxes	214	194
Provision for income taxes	49	60
Net earnings	165	134
Less: Net earnings attributable to noncontrolling interest	—	—
Net earnings attributable to Eastman	$165	$134

Basic earnings per share attributable to Eastman	$1.40	$1.13
Diluted earnings per share attributable to Eastman	$1.39	$1.12

Comprehensive Income
Net earnings including noncontrolling interest	$165	$134
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(10)	(1)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(2)	(5)
Derivatives and hedging:
Unrealized gain (loss) during period	4	(7)
Reclassification adjustment for (gains) losses included in net income, net	(1)	(2)
Total other comprehensive income (loss), net of tax	(9)	(15)
Comprehensive income including noncontrolling interest	156	119
Less: Comprehensive income attributable to noncontrolling interest	—	—
Comprehensive income attributable to Eastman	$156	$119
Retained Earnings
Retained earnings at beginning of period	$9,490	$8,973
Net earnings attributable to Eastman	165	134
Cash dividends declared	(96)	(94)
Retained earnings at end of period	$9,559	$9,013

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$499	$548
Trade receivables, net of allowance for credit losses	926	826
Miscellaneous receivables	348	328
Inventories	1,769	1,683
Other current assets	96	96
Total current assets	3,638	3,481
Properties
Properties and equipment at cost	13,651	13,574
Less: Accumulated depreciation	8,116	8,026
Net properties	5,535	5,548
Goodwill	3,644	3,646
Intangible assets, net of accumulated amortization	1,110	1,138
Other noncurrent assets	821	820
Total assets	$14,748	$14,633

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,878	$2,035
Borrowings due within one year	740	541
Total current liabilities	2,618	2,576
Long-term borrowings	4,340	4,305
Deferred income tax liabilities	588	601
Post-employment obligations	663	667
Other long-term liabilities	931	954
Total liabilities	9,140	9,103
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,068,055 and 222,762,317 as of March 31, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	2,388	2,368
Retained earnings	9,559	9,490
Accumulated other comprehensive income (loss)	(328)	(319)
	11,621	11,541
Less: Treasury stock at cost (105,469,354 shares as of March 31, 2024 and December 31, 2023)	6,083	6,083
Total Eastman stockholders' equity	5,538	5,458
Noncontrolling interest	70	72
Total equity	5,608	5,530
Total liabilities and stockholders' equity	$14,748	$14,633

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$165	$134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	127	141
Benefit from deferred income taxes	(17)	(7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(105)	(91)
(Increase) decrease in inventories	(100)	(44)
Increase (decrease) in trade payables	49	(132)
Pension and other postretirement contributions (in excess of) less than expenses	(19)	(19)
Variable compensation payments (in excess of) less than expenses	(78)	(16)
Other items, net	(38)	32
Net cash used in operating activities	(16)	(2)
Investing activities
Additions to properties and equipment	(185)	(174)
Proceeds from sale of businesses	—	16
Acquisition, net of cash acquired	—	(73)
Additions to capitalized software	(1)	(2)
Other items, net	7	(19)
Net cash used in investing activities	(179)	(252)
Financing activities
Net decrease in commercial paper and other borrowings	—	(326)
Proceeds from borrowings	742	796
Repayment of borrowings	(498)	—
Dividends paid to stockholders	(95)	(94)
Other items, net	(1)	(19)
Net cash provided by financing activities	148	357
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net change in cash and cash equivalents	(49)	106
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$499	$599

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2023 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2023 financial position data included herein was derived from the consolidated financial statements included in the 2023 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions: On January 1, 2024, Eastman adopted this update, which states that when measuring the fair value of an asset or a liability, a reporting entity should consider the characteristics of the asset or liability, including restrictions on the sale of the asset or liability, if a market participant also would take those characteristics into account. Key to that determination is the unit of account for the asset or liability being measured at fair value. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of March 31, 2024

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The Financial Accounting Standards Board ("FASB") issued this update in November 2023, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update requires that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker ("CODM"). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this update in December 2023, which modifies income tax disclosure requirements. The updated guidance requires entities to provide more detailed information including specific categories in the income tax rate reconciliation, and the breakdown of income or loss from continuing operations before income tax expense or benefit, for both domestic and foreign operations. Additionally, entities must disclose income tax expense or benefit from continuing operations, categorized by federal, state, and foreign taxes. The guidance further requires disclosure of income tax payments to various jurisdictions. This ASU is effective for fiscal periods beginning after December 15, 2024, and early adoption is permitted. This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

Working Capital Management and Off Balance Sheet Arrangements

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in first quarter 2024 and 2023 were $698 million and $677 million, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $79 million and $69 million at March 31, 2024 and December 31, 2023, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2024	2023
Finished goods	$1,247	$1,193
Work in process	307	293
Raw materials and supplies	636	618
Total inventories at FIFO or average cost	2,190	2,104
Less: LIFO reserve	421	421
Total inventories	$1,769	$1,683

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both March 31, 2024 and December 31, 2023.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.INCOME TAXES

	First Quarter
(Dollars in millions)	2024		2023
	$	%	$	%
Provision for income taxes and tax rate	$49	23%	$60	31%

First quarter 2024 provision for income taxes includes a decrease related to the foreign rate variance due to the Company's mix of earnings, partially offset by an increase related to uncertain tax positions. First quarter 2023 provision for income taxes included a $23 million increase as a result of state guidance issued in first quarter 2023 interpreting certain provisions of the 2017 Tax Cuts and Jobs Act.

At March 31, 2024 and December 31, 2023, Eastman had $325 million and $320 million, respectively, in unrecognized tax benefits. At March 31, 2024, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $140 million within the next 12 months.

4.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2024	2023
Borrowings consisted of:
7.25% debentures due January 2024	$—	$198
7.625% debentures due June 2024	43	43
3.80% notes due March 2025	697	696
1.875% notes due November 2026 (1)	538	550
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	496	495
5.75% notes due March 2033 (2)	496	496
5.625% notes due February 2034	742	—
4.8% notes due September 2042	495	495
4.65% notes due October 2044	878	878
2024 Term Loan	—	300
2027 Term Loan	499	499
Total borrowings	5,080	4,846
Less: Borrowings due within one year	740	541
Long-term borrowings	$4,340	$4,305
(1)The carrying value of the euro-denominated 1.875% notes due November 2026 fluctuates with changes in the euro to U.S. dollar exchange rate. The carrying value of this euro-denominated borrowing has been designated as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.
(2)Net proceeds from the bond issuance were used to finance or refinance eligible green investment initiatives, which contribute to Eastman's environmental sustainability strategy (a green bond).

In first quarter 2024, the Company issued $750 million aggregate principal amount of 5.625% notes due February 2034 (the "2034 Notes"). Proceeds from the sale of the 2034 Notes, net of original issue discounts and issuance costs, were $742 million. The Company also repaid the $198 million 7.25% debentures due January 2024 during first quarter 2024. There were no debt extinguishment costs associated with the repayment. Both the proceeds from the 2034 Notes and the redemption of the debentures are reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2024, the Company repaid the $300 million delayed draw two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with the repayment of this term loan. The outstanding balance on the $500 million term loan that matures in 2027 (the "2027 Term Loan") was $499 million at both March 31, 2024 and December 31, 2023, with variable interest rates of 6.55% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2024 and December 31, 2023.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2024 and December 31, 2023 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the 2027 Term Loan equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $4.9 billion at March 31, 2024 and $4.7 billion December 31, 2023. The Company had no borrowings classified as Level 1 or Level 3 as of March 31, 2024 and December 31, 2023.

5.DERIVATIVE AND NON-DERIVATIVE FINANCIAL INSTRUMENTS

Overview of Hedging Programs

Eastman is exposed to market risks, such as changes in foreign currency exchange rates, raw material and energy prices, and interest rates. To mitigate these market risks and their effects on the cash flows of the underlying transactions and investments in foreign subsidiaries, the Company uses various derivative and non-derivative financial instruments, when appropriate, in accordance with the Company's hedging strategy and policies. Designation is performed on a specific exposure basis to support hedge accounting. The Company does not enter into derivative transactions for speculative purposes.

For further information on the Company's hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

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

In first quarter 2024, in conjunction with the repayment of the 7.25% debentures due January 2024, the Company terminated fixed-to-fixed cross-currency swaps of $190 million (€165 million) maturing January 2024. The termination of the cross-currency swap resulted in a $9 million gain recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

Additionally, in first quarter 2024, Eastman entered into fixed-to-fixed cross-currency swaps of $50 million (€46 million) maturing December 2028, $200 million (€184 million) maturing September 2029, and $250 million (€230 million) maturing February 2034.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2024 and December 31, 2023 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2024	December 31, 2023

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€393	€405
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	6	11

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,648	€1,354
JPY/USD (in JPY)	¥7,385	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€498

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of March 31, 2024 and December 31, 2023. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during first quarter 2024 or 2023.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of March 31, 2024 and December 31, 2023.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	3	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	10	8
Cross-currency interest rate swaps	Other noncurrent assets	22	18
Total Derivative Assets		$35	$27

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$1	$19
Foreign exchange contracts	Payables and other current liabilities	2	8
Foreign exchange contracts	Other long-term liabilities	1	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Payables and other current liabilities	3	—
Fixed-for-floating interest rate swap	Long-term borrowings	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	4	—
Cross-currency interest rate swaps	Other long-term liabilities	43	61
Total Derivative Liabilities		$54	$93
Total Net Derivative Assets (Liabilities)		$(19)	$(66)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $538 million at March 31, 2024 and $550 million at December 31, 2023. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

As of March 31, 2024 and December 31, 2023, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Borrowings due within one year	$72	$—	$(3)	$—
Long-term borrowings	—	72	—	(3)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2024 and 2023.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Commodity contracts	$(4)	$(3)	$—	$(1)
Foreign exchange contracts	7	(7)	2	5
Forward starting interest rate and treasury lock swap contracts	—	1	(1)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	12	(27)	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	39	(17)	—	—
Cross-currency interest rate swaps excluded component	(10)	1	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2024 and 2023.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,310	$1,778	$49	$2,412	$1,883	$52
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		—			(1)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	2			5

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $5 million during both first quarter 2024 and first quarter 2023.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net gain of $41 million and a net loss of $4 million at March 31, 2024 and December 31, 2023, respectively. Gains in AOCI increased between December 31, 2023 and March 31, 2024 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If recognized, approximately $21 million in pre-tax losses as of March 31, 2024, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

6.RETIREMENT PLANS

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

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$2	$6	$2	$—	$—
Interest cost	18	6	19	7	6	7
Expected return on assets	(24)	(7)	(22)	(6)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(3)	(7)
Net periodic benefit (credit) cost	$(1)	$1	$3	$3	$2	$(1)

7.OTHER COMMITMENTS

Eastman has commitments consisting of debt securities, credit facilities, term loans, interest payable, purchase obligations, operating leases, and other liabilities.

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at March 31, 2024 totaling approximately $10.5 billion over a period of approximately 30 years.

Other than the purchase obligations discussed above, there have been no material changes to the Company's commitments from those disclosed in Note 12, "Leases and Other Commitments", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

8.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2024	December 31, 2023
Environmental contingencies, current	$10	$10
Environmental contingencies, long-term	272	274
Total	$282	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $250 million to the maximum of $493 million and from the best estimate or minimum of $252 million to the maximum of $497 million at March 31, 2024 and December 31, 2023, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first three months 2024 and full year 2023 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2022	$245
Changes in estimates recognized in earnings and other	19
Cash reductions	(12)
Balance at December 31, 2023	252
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2024	$250

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $32 million at both March 31, 2024 and December 31, 2023, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $52 million and $51 million at March 31, 2024 and December 31, 2023, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.LEGAL MATTERS

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are primarily handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial position, results of operations, or cash flows.

10.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2024 and 2023 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	165	—	—	165	—	165
Cash Dividends Declared (1) ($0.81 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(9)	—	(9)	—	(9)
Share-Based Compensation Expense (2)	—	21	—	—	—	21	—	21
Stock Option Exercises	—	7	—	—	—	7	—	7
Other (3)	—	(8)	—	—	—	(8)	(1)	(9)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$2	$2,388	$9,559	$(328)	$(6,083)	$5,538	$70	$5,608

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	134	—	—	134	—	134
Cash Dividends Declared (1) ($0.79 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	(15)	—	(15)	—	(15)
Share-Based Compensation Expense (2)	—	22	—	—	—	22	—	22
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	3	(11)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(12)	(12)
Balance at March 31, 2023	$2	$2,325	$9,013	$(220)	$(5,932)	$5,188	$74	$5,262
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(230)	$32	$(6)	$(1)	$(205)
Period change	(67)	(21)	(26)	—	(114)
Balance at December 31, 2023	(297)	11	(32)	(1)	(319)
Period change	(10)	(2)	3	—	(9)
Balance at March 31, 2024	$(307)	$9	$(29)	$(1)	$(328)

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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(4)	$(10)	$(1)	$(1)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(3)	(2)	(7)	(5)
Derivatives and hedging:
Unrealized gain (loss) during period	5	4	(9)	(7)
Reclassification adjustment for (gains) losses included in net income, net	(1)	(1)	(3)	(2)
Total other comprehensive income (loss)	$(3)	$(9)	$(20)	$(15)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2024	2023
Numerator
Earnings attributable to Eastman, net of tax	$165	$134

Denominator
Weighted average shares used for basic EPS	117.4	118.9
Dilutive effect of stock options and other awards	0.8	0.8
Weighted average shares used for diluted EPS	118.2	119.7

(Calculated using whole dollars and shares)
EPS
Basic	$1.40	$1.13
Diluted	$1.39	$1.12

Shares underlying stock options of 1,583,247 and 1,879,459 for first quarter 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. No shares were repurchased in first quarter 2024 or 2023.

The Company declared cash dividends of $0.81 and $0.79 per share for first quarter 2024 and 2023, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	First Quarter
	2024	2023
Severance charges (1)	$11	$16
Site closure and other restructuring charges (2)	—	6
Total	$11	$22

(1)Severance charges as part of fourth quarter 2022 and 2023 cost reduction initiatives reported in "Other".
(2)First quarter 2023 site closure costs related to the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first quarter 2023 related to the closure of this facility.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first three months 2024 and full year 2023:

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2024
Severance costs	$26	$11	$—	$(10)	$27
Total	$26	$11	$—	$(10)	$27

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Other restructuring costs	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

Substantially all severance costs remaining as of March 31, 2024 are expected to be paid within one year.

13.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and long-term performance shares. In first quarter 2024 and 2023, $21 million and $22 million, respectively, were recognized as compensation expense before tax in selling, general and administrative expenses ("SG&A") in Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings for all share-based awards, of which $7 million each year was for stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2024 and 2023, $6 million of stock option compensation expense was recognized each quarter due to qualifying termination eligibility preceding the requisite service period. The impact on net earnings for first quarter 2024 and 2023 of $15 million and $16 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2024 and 2023, the number of stock options granted under the 2021 Omnibus Stock Compensation Plan was approximately 389 thousand and 399 thousand, respectively. Options have an exercise price equal to the closing price of the Company's stock on the date of grant and a term of ten years, with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The assumptions used in the determination of fair value for stock options granted in first quarter 2024 and 2023 are provided in the table below:

	First Quarter
Assumptions	2024	2023
Expected volatility rate	30.21%	30.55%
Expected dividend yield	3.82%	3.31%
Average risk-free interest rate	4.34%	4.13%
Expected term years	6.7	6.4

The grant date exercise price and fair value of options granted during first quarter of 2024 were $86.15 and $21.16, respectively, and first quarter 2023 were $83.84 and $21.67, respectively.

For options unvested at March 31, 2024, $3 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company has awarded long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock at the end of the performance period. The awards are valued using a Monte Carlo simulation based model and vest pro-ratably over the three year performance period. The number of long-term performance share target awards during first quarter 2024 and 2023 for the 2024-2026 and 2023-2025 periods were approximately 339 thousand and 407 thousand, respectively. The target shares awarded are assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2024 and 2023 were approximately 181 thousand and 108 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. In first quarter 2024 and 2023, $14 million and $15 million, respectively, was recognized as compensation expense before tax for these other share-based awards and was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2024 was approximately $97 million and will be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

14.SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's business operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each business operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. For additional financial and product information for each segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2023 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter
Sales by Segment	2024	2023
Advanced Materials	$748	$742
Additives & Functional Products	704	777
Chemical Intermediates	523	589
Fibers	331	303
Total Sales by Operating Segment	2,306	2,411
Other	4	1
Total Sales	$2,310	$2,412

(Dollars in millions)	First Quarter
Earnings (Loss) Before Interest and Taxes by Segment	2024	2023
Advanced Materials	$104	$86
Additives & Functional Products	109	124
Chemical Intermediates	16	42
Fibers	117	65
Total Earnings Before Interest and Taxes by Operating Segment	346	317
Other
Growth initiatives and businesses not allocated to operating segments	(68)	(51)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)
Asset impairments and restructuring charges, net	(11)	(16)
Steam line incident (costs) insurance proceeds, net	—	8
Other income (charges), net not allocated to operating segments	(6)	(8)
Total Earnings Before Interest and Taxes	$263	$246

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the unaudited consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2023 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

•In first quarter 2023, the Company recognized unusual insurance proceeds, net of costs from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the steam line incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs (insurance proceeds), net; and
•Increase to the provision for state income taxes due to adjustment of amounts recognized in prior years as a result of state guidance issued in first quarter 2023 related to the Tax Reform Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2024	2023
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$11	$22
Accelerated depreciation	—	23
Unusual item impacting earnings before interest and taxes:
Steam line incident costs (insurance proceeds), net	—	(8)
Total non-core and unusual items impacting earnings before interest and taxes	11	37
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	3	5
Adjustment from tax law changes	—	(23)
Interim adjustment to tax provision	(17)	(6)
Total items impacting provision for income taxes	(14)	(24)
Total items impacting net earnings attributable to Eastman	$25	$61

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit;
•Earnings before interest and taxes ("EBIT");
•Provision for income taxes;
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

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

	First Quarter
(Dollars in millions)	2024	2023
Sales	$2,310	$2,412
Earnings before interest and taxes	263	246
Earnings before interest and taxes excluding non-core and unusual items	274	283

Sales revenue decreased in first quarter 2024 compared to first quarter 2023 primarily due to lower selling prices, partially offset by higher sales volume. Lower selling prices were primarily due to lower raw material and energy prices and lower distribution prices. Higher sales volume was primarily attributed to reduced levels of customer destocking across many key end-markets.

Adjusted EBIT decreased in first quarter 2024 compared to first quarter 2023 primarily due to lower raw material and energy costs and distribution costs, net of lower selling prices being more than offset by higher manufacturing costs.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$165	$1.39	$134	$1.12
Total non-core and unusual items, net of tax	8	0.07	55	0.45
Interim adjustment to tax provision	17	0.15	6	0.06
Adjusted net earnings	$190	$1.61	$195	$1.63
Cash used in operating activities was $16 million in first three months 2024 and $2 million in first three months 2023.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2024	2023	$	%
Sales	$2,310	$2,412	$(102)	(4)%
Volume / product mix effect			63	3%
Price effect			(164)	(7)%
Exchange rate effect			(1)	—%

Sales revenue decreased in first quarter 2024 compared to first quarter 2023 primarily as a result of decreases in the CI and AFP segments, partially offset by increases in the Fibers and AM segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2024	2023	Change
Gross profit	$532	$529	1%
Accelerated depreciation	—	23
Steam line incident costs (insurance proceeds), net	—	(8)
Gross profit excluding non-core and unusual items	$532	$544	(2)%

Gross profit in first quarter 2023 included insurance proceeds from the steam line incident and accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit decreased in first quarter 2024 compared to first quarter 2023 as a result of decreases in the CI and AFP segments, partially offset by increases in the Fibers and AM segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2024	2023	Change
Selling, general and administrative expenses	$191	$191	—%

Selling, general and administrative expenses remained unchanged in first quarter 2024 compared to first quarter 2023 as higher variable compensation costs were offset by lower spend due to cost reduction initiatives.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2024	2023	Change
Research and development expenses	$59	$62	(5)%

R&D expenses decreased in first quarter 2024 compared to first quarter 2023 primarily due to targeted cost reduction initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	First Quarter
(Dollars in millions)	2024	2023
Severance charges	$11	$16
Site closure and other restructuring charges	—	6
Total	$11	$22

For detailed information regarding asset impairments and restructuring charges, net see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2024	2023
Other components of post-employment (benefit) cost, net	$(5)	$(3)

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2024	2023
Foreign exchange transaction losses, net	$5	$2
(Income) loss from equity investments and other investment (gains) losses, net	—	6
Other, net	8	3
Other (income) charges, net	$13	$11

Other (income) charges, net increased in first quarter 2024 compared to first quarter 2023 primarily due to higher factoring fees and increases in foreign exchange transaction losses partially offset by valuation adjustments in equity investments in first quarter 2023. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2024	2023	Change
Earnings before interest and taxes	$263	$246	7%
Asset impairments and restructuring charges, net	11	22
Accelerated depreciation	—	23
Steam line incident costs (insurance proceeds), net	—	(8)
Earnings before interest and taxes excluding non-core and unusual items	$274	$283	(3)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2024	2023	Change
Gross interest costs	$58	$58	—%
Less: Capitalized interest	5	3
Interest expense	53	55
Less: Interest income	4	3
Net interest expense	$49	$52	(6)%

Net interest expense decreased in first quarter 2024 compared to first quarter 2023 primarily as a result of higher capitalized interest and interest income.

Provision for Income Taxes

	First Quarter
	2024		2023
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$49	23%	$60	31%
Tax provision for non-core and unusual items (1)	3		5
Adjustment from tax law changes (2)	—		(23)
Interim adjustment to tax provision (3)	(17)		(6)
Adjusted provision for income taxes and effective tax rate	$35	16%	$36	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Increase to the provision for state income taxes due to adjustment of amounts recognized in prior years as a result of state guidance issued in first quarter 2023 related to the Tax Reform Act.
(3)First quarter 2024 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2023 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Three Months (1)
	2024	2023
Effective tax rate	23%	31%
Discrete tax items (2)	(1)%	—%
Tax impact of current year non-core and unusual items (3)	1%	(8)%
Changes in tax contingencies and valuation allowances	(1)%	(1)%
Forecasted full year impact of expected tax events	(6)%	(6)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rate is 15.5 percent in both first three months 2024 and 2023.
(2)"Discrete tax items" are items that are excluded from a company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete items for 2024 are related to share based compensation expense.
(3)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$165	$1.39	$134	$1.12
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	8	0.07	18	0.14
Accelerated depreciation	—	—	20	0.17
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	—	—	(6)	(0.05)
Adjustment from tax law changes	—	—	23	0.19
Interim adjustment to tax provision	17	0.15	6	0.06
Adjusted net earnings and diluted earnings per share attributable to Eastman	$190	$1.61	$195	$1.63
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2023 Annual Report on Form 10-K.
Advanced Materials Segment

	First Quarter
			Change
	2024	2023	$	%
(Dollars in millions)
Sales	$748	$742	$6	1%
Volume / product mix effect			32	4%
Price effect			(23)	(3)%
Exchange rate effect			(3)	—%

Earnings before interest and taxes	$104	$86	$18	21%
Sales revenue in first quarter 2024 increased compared to first quarter 2023 primarily due to higher sales volume partially offset by lower selling prices. Higher sales volume was the result of reduced levels of customer inventory destocking, particularly in the durables and electronics end-market. Higher sales volume was partially offset by continued customer inventory destocking in the medical end-market and lower sales volume in the performance films product line.

EBIT increased in first quarter 2024 compared to first quarter 2023 primarily due to $21 million lower raw material and energy costs and distribution costs, net of lower selling prices.

Additives & Functional Products Segment

	First Quarter
			Change
	2024	2023	$	%
(Dollars in millions)
Sales	$704	$777	$(73)	(9)%
Volume / product mix effect			(8)	(1)%
Price effect			(67)	(8)%
Exchange rate effect			2	—%

Earnings before interest and taxes	$109	$124	$(15)	(12)%

Sales revenue in first quarter 2024 decreased compared to first quarter 2023 primarily due to lower selling prices. Lower selling prices were primarily attributable to cost pass-through contracts. Sales volume was relatively unchanged as lower sales volume, primarily attributed to the timing of the fulfillment of heat transfer fluid projects and continued customer inventory destocking in the agriculture end-market, was mostly offset by favorable mix in the coatings additives product line and higher sales volume in the care additives product line.

EBIT decreased in first quarter 2024 compared to first quarter 2023 primarily due to $26 million lower sales volume and higher manufacturing costs, including planned maintenance shutdowns. These impacts were partially offset by $15 million lower raw material and energy costs and distribution costs, net of lower selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	First Quarter
			Change
	2024	2023	$	%
(Dollars in millions)
Sales	$523	$589	$(66)	(11)%
Volume / product mix effect			13	2%
Price effect			(80)	(13)%
Exchange rate effect			1	—%

Earnings before interest and taxes	$16	$42	$(26)	(62)%
Sales revenue in first quarter 2024 decreased compared to first quarter 2023 primarily due to lower selling prices. Lower selling prices were attributed to weak market conditions as well as lower raw material and energy prices. Lower prices were partially offset by higher sales volume driven by growth in the plasticizers product line attributed to reduced levels of customer inventory destocking, particularly in the building and construction end-market.

EBIT decreased in first quarter 2024 compared to first quarter 2023 primarily due to $25 million lower selling prices, net of lower raw material and energy costs and distribution costs.

Fibers Segment

	First Quarter
			Change
	2024	2023	$	%
(Dollars in millions)
Sales	$331	$303	$28	9%
Volume / product mix effect			23	7%
Price effect			6	2%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$117	$65	$52	80%
Asset impairments and restructuring charges, net	—	6	(6)
Accelerated depreciation	—	23	(23)
Earnings before interest and taxes excluding non-core items	117	94	23	24%
Sales revenue in first quarter 2024 increased compared to first quarter 2023 primarily due to higher sales volume in textiles and higher selling prices in acetate tow, driven by an increase in industry capacity utilization.

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

EBIT excluding non-core items increased in first quarter 2024 compared to first quarter 2023 primarily due to $14 million higher selling prices and lower raw material and energy costs, and $12 million higher sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	First Quarter
	2024	2023
(Dollars in millions)
Sales	$4	$1

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(68)	$(51)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)
Asset impairments and restructuring charges, net	(11)	(16)
Steam line incident (costs) insurance proceeds, net	—	8
Other income (charges), net not allocated to operating segments	(6)	(8)
Loss before interest and taxes	$(83)	$(71)
Asset impairments and restructuring charges, net	11	16
Steam line incident costs (insurance proceeds), net	—	(8)
Loss before interest and taxes excluding non-core and unusual items	(72)	(63)
Sales and costs related to growth initiatives, including circular economy and the cellulosics biopolymer platform, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First quarter 2024 also includes pre-production costs for the Kingsport methanolysis facility.

EBIT in first quarter 2024 and 2023 included severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2023 and 2022, respectively. In addition, first quarter 2023 included insurance proceeds from the steam line incident. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2024	2023	$	%
United States and Canada	$969	$1,065	$(96)	(9)%
Europe, Middle East, and Africa	659	709	(50)	(7)%
Asia Pacific	564	521	43	8%
Latin America	118	117	1	1%
Total Eastman	$2,310	$2,412	$(102)	(4)%

Sales revenue decreased 4 percent in first quarter 2024 compared to first quarter 2023 primarily due to lower selling prices (down 7 percent), partially offset by higher sales volume (up 3 percent). Lower selling prices were particularly in the Europe, Middle East, and Africa region. Higher sales volume was particularly in the Asia Pacific region, partially offset by lower sales volume in the United States and Canada region.
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

	First Three Months
(Dollars in millions)	2024	2023
Net cash provided by (used in)
Operating activities	$(16)	$(2)
Investing activities	(179)	(252)
Financing activities	148	357
Effect of exchange rate changes on cash and cash equivalents	(2)	3
Net change in cash and cash equivalents	(49)	106
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$499	$599

Cash used in operating activities increased $14 million in first three months 2024 compared to first three months 2023 primarily due to higher variable compensation payout and higher hedging settlement losses partially offset by lower working capital.

Cash used in investing activities decreased $73 million in first three months 2024 compared to first three months 2023 primarily due to an acquisition in the AM segment in 2023.

Cash provided by financing activities decreased $209 million in first three months 2024 compared to first three months 2023, primarily due to lower net proceeds from commercial paper and borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A for additional information.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in first quarter 2024 and 2023 were $698 million and $677 million, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $437 million and $397 million of these receivables would have been outstanding as of March 31, 2024 and December 31, 2023, respectively, had they not been sold under these factoring programs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At March 31, 2024, the Company's borrowings totaled $5.1 billion with various maturities. The Company expects to use a combination of available cash and debt proceeds to repay the $43 million principal amount of 7.625% debentures due June 2024 and $700 million principal of 3.80% notes due March 2025.

In first quarter 2024, the Company repaid the $198 million 7.25% debentures due January 2024 using available cash. There were no extinguishment costs associated with the repayment. In February 2024, the Company issued $750 million aggregate principal amount of 5.625% notes due February 2034 in a registered public offering (the "2034 Notes"). Proceeds from the sale of the 2034 Notes, net of original issue discounts, and issuance costs were $742 million.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at March 31, 2024 totaling approximately $10.5 billion over a period of approximately 30 years.

Other than the item discussed above, there have been no material changes to the Company's commitments from those disclosed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At March 31, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2024, the Company repaid the $300 million two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with the repayment of this term loan. The outstanding balance on the $500 million term loan that matures in 2027 (the "2027 Term Loan") was $499 million at both March 31, 2024 and December 31, 2023, with variable interest rates of 6.55% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2024 and December 31, 2023. The total amount of available borrowings under the Credit Facility was $1.50 billion as of March 31, 2024.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	March 31,	December 31,
(Dollars in millions)	2024	2023
Total borrowings	$5,080	$4,846
Less: Cash and cash equivalents	499	548
Net debt (1)	$4,581	$4,298
(1)Includes non-cash decrease of $12 million and increase of $20 million in 2024 and 2023, respectively, resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $185 million and $174 million in first three months 2024 and 2023, respectively. Capital expenditures in first three months 2024 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and other targeted growth initiatives and site modernization projects. The Company expects that 2024 capital expenditures will be between $700 million and $750 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). No shares were repurchased during first quarter 2024 or 2023. As of March 31, 2024, a total of 8,601,749 shares have been repurchased under the 2021 authorization for $785 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, fair value of disposal groups, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2023 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

At March 31, 2024, a 10 percent fluctuation in the euro currency rate would have had a $232 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Regulation S-K, Item 103, the Company's threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that management believes will meet or exceed $1 million.

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

ITEM 1A.RISK FACTORS

For information regarding the Company's material known risk factors which could materially adversely affect the Company, its business, financial condition, or results of operations, see "Risk Factors" in Part I, Item 1A of the Company's 2023 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2024, a total of 8,601,749 shares have been repurchased under the 2021 authorization for $785 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. No shares were repurchased during first quarter 2024. For additional information, see Note 10, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.625% Notes due 2034 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report of Form 8-K dated February 20, 2024)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2024

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2024

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2024

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.
** Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulations S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	April 26, 2024	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer