Form 10-Q
period 2024-06-30
EASTMAN CHEMICAL CO
filed 2024-07-26
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2024
Common Stock, par value $0.01 per share	116,860,402
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

5.	Other Information	46

6.	Exhibits	47

SIGNATURES

Signatures	48

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Sales	$2,363	$2,324	$4,673	$4,736
Cost of sales	1,764	1,740	3,542	3,623
Gross profit	599	584	1,131	1,113
Selling, general and administrative expenses	180	185	371	376
Research and development expenses	60	60	119	122
Asset impairments and restructuring charges, net	—	—	11	22
Other components of post-employment (benefit) cost, net	(4)	(3)	(9)	(6)
Other (income) charges, net	26	19	39	30
Earnings before interest and taxes	337	323	600	569
Net interest expense	50	54	99	106
Earnings before income taxes	287	269	501	463
Provision for (benefit from) income taxes	56	(3)	105	57
Net earnings	231	272	396	406
Less: Net earnings attributable to noncontrolling interest	1	—	1	—
Net earnings attributable to Eastman	$230	$272	$395	$406

Basic earnings per share attributable to Eastman	$1.96	$2.28	$3.37	$3.41
Diluted earnings per share attributable to Eastman	$1.94	$2.27	$3.33	$3.39

Comprehensive Income
Net earnings including noncontrolling interest	$231	$272	$396	$406
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	9	(42)	(1)	(43)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(2)	(5)	(4)	(10)
Derivatives and hedging:
Unrealized gain (loss) during period	3	(5)	7	(12)
Reclassification adjustment for (gains) losses included in net income, net	16	1	15	(1)
Total other comprehensive income (loss), net of tax	26	(51)	17	(66)
Comprehensive income including noncontrolling interest	257	221	413	340
Less: Comprehensive income attributable to noncontrolling interest	1	—	1	—
Comprehensive income attributable to Eastman	$256	$221	$412	$340
Retained Earnings
Retained earnings at beginning of period	$9,559	$9,013	$9,490	$8,973
Net earnings attributable to Eastman	230	272	395	406
Cash dividends declared	(95)	(95)	(191)	(189)
Retained earnings at end of period	$9,694	$9,190	$9,694	$9,190

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$514	$548
Trade receivables, net of allowance for credit losses	957	826
Miscellaneous receivables	372	328
Inventories	1,900	1,683
Other current assets	99	96
Total current assets	3,842	3,481
Properties
Properties and equipment at cost	13,717	13,574
Less: Accumulated depreciation	8,188	8,026
Net properties	5,529	5,548
Goodwill	3,641	3,646
Intangible assets, net of accumulated amortization	1,086	1,138
Other noncurrent assets	847	820
Total assets	$14,945	$14,633

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,044	$2,035
Borrowings due within one year	697	541
Total current liabilities	2,741	2,576
Long-term borrowings	4,336	4,305
Deferred income tax liabilities	576	601
Post-employment obligations	655	667
Other long-term liabilities	938	954
Total liabilities	9,246	9,103
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,278,963 and 222,762,317 as of June 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	2,417	2,368
Retained earnings	9,694	9,490
Accumulated other comprehensive income (loss)	(302)	(319)
	11,811	11,541
Less: Treasury stock at cost (106,469,359 and 105,469,354 shares as of June 30, 2024 and December 31, 2023, respectively)	6,184	6,083
Total Eastman stockholders' equity	5,627	5,458
Noncontrolling interest	72	72
Total equity	5,699	5,530
Total liabilities and stockholders' equity	$14,945	$14,633

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$396	$406
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	253	260
Benefit from deferred income taxes	(37)	(93)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(138)	33
(Increase) decrease in inventories	(238)	(73)
Increase (decrease) in trade payables	89	(290)
Pension and other postretirement contributions (in excess of) less than expenses	(29)	(29)
Variable compensation payments (in excess of) less than expenses	(20)	49
Other items, net	75	145
Net cash provided by operating activities	351	408
Investing activities
Additions to properties and equipment	(300)	(413)
Proceeds from sale of businesses	—	16
Acquisition, net of cash acquired	—	(76)
Additions to capitalized software	(3)	(4)
Other items, net	3	(21)
Net cash used in investing activities	(300)	(498)
Financing activities
Net increase in commercial paper and other borrowings	—	277
Proceeds from borrowings	742	796
Repayment of borrowings	(541)	(808)
Dividends paid to stockholders	(190)	(188)
Treasury stock purchases	(100)	(50)
Other items, net	10	(23)
Net cash (used in) provided by financing activities	(79)	4
Effect of exchange rate changes on cash and cash equivalents	(6)	3
Net change in cash and cash equivalents	(34)	(83)
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$514	$410

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

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of business ventures in which Eastman has a controlling interest. Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

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

Accounting Standards Issued But Not Adopted as of June 30, 2024

ASU 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: The Financial Accounting Standards Board ("FASB") issued this update in August 2023, which states that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

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

Working Capital Management and Off Balance Sheet Arrangements

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in second quarter 2024 and 2023 were $650 million and $753 million, respectively, and $1.3 billion and $1.4 billion in first six months 2024 and 2023, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $67 million and $69 million at June 30, 2024 and December 31, 2023, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2024	2023
Finished goods	$1,352	$1,193
Work in process	298	293
Raw materials and supplies	671	618
Total inventories at FIFO or average cost	2,321	2,104
Less: LIFO reserve	421	421
Total inventories	$1,900	$1,683

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both June 30, 2024 and December 31, 2023.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Provision for (benefit from) income taxes and tax rate	$56	20%	$(3)	(1)%	$105	21%	$57	12%

Second quarter and first six months 2024 provision for income taxes includes a decrease due to the Company's mix of earnings, partially offset by an increase related to uncertain tax positions. Second quarter and first six months 2023 provision for income taxes includes a $51 million decrease due to state tax law changes that were enacted in second quarter 2023 that extended the carryforward period to utilize existing state tax credits. Additionally, first six months 2023 provision for income taxes includes a $23 million increase as a result of state guidance issued in first quarter 2023 interpreting certain provisions of the 2017 Tax Cuts and Jobs Act (the "Tax Reform Act").

At June 30, 2024 and December 31, 2023, Eastman had $345 million and $320 million, respectively, in unrecognized tax benefits. At June 30, 2024, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $140 million within the next 12 months.

4.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2024	2023
Borrowings consisted of:
7.25% debentures due January 2024	$—	$198
7.625% debentures due June 2024	—	43
3.80% notes due March 2025	697	696
1.875% notes due November 2026 (1)	533	550
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	496	495
5.75% notes due March 2033 (2)	496	496
5.625% notes due February 2034	743	—
4.8% notes due September 2042	495	495
4.65% notes due October 2044	878	878
2024 Term Loan	—	300
2027 Term Loan	499	499
Total borrowings	5,033	4,846
Less: Borrowings due within one year	697	541
Long-term borrowings	$4,336	$4,305
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

In second quarter 2024, the Company repaid the $43 million 7.625% debentures due June 2024. There were no debt extinguishment costs associated with the repayment. This redemption is reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2024, the Company repaid the $300 million delayed draw two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with the repayment of this term loan. The outstanding balance on the $500 million term loan that matures in 2027 (the "2027 Term Loan") was $499 million at both June 30, 2024 and December 31, 2023, with variable interest rates of 6.57% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2024 and December 31, 2023.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2024 and December 31, 2023 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the 2027 Term Loan equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $4.8 billion and $4.7 billion at June 30, 2024 and December 31, 2023, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of June 30, 2024 and December 31, 2023.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2024 and December 31, 2023 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2024	December 31, 2023

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€399	€405
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	15	11

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	$75	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,648	€1,354
JPY/USD (in JPY)	¥7,385	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€498

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of June 30, 2024 and December 31, 2023. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during second quarter and first six months 2024 or 2023.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are on the Unaudited Consolidated Statements of Financial Position as of June 30, 2024 and December 31, 2023.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$4	$—
Foreign exchange contracts	Other noncurrent assets	1	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	1	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	15	8
Cross-currency interest rate swaps	Other noncurrent assets	32	18
Total Derivative Assets		$53	$27

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$2	$19
Foreign exchange contracts	Payables and other current liabilities	1	8
Foreign exchange contracts	Other long-term liabilities	—	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Payables and other current liabilities	2	—
Fixed-for-floating interest rate swap	Long-term borrowings	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	4	—
Cross-currency interest rate swaps	Other long-term liabilities	30	61
Total Derivative Liabilities		$39	$93
Total Net Derivative Assets (Liabilities)		$14	$(66)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $533 million at June 30, 2024 and $550 million at December 31, 2023. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

As of June 30, 2024 and December 31, 2023, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Borrowings due within one year	$73	$—	$(2)	$—
Long-term borrowings	—	72	—	(3)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2024 and 2023.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2024	2023	2024	2023	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Commodity contracts	$17	$(1)	$13	$(4)	$(23)	$(2)	$(23)	$(3)
Foreign exchange contracts	1	(3)	8	(10)	3	2	5	7
Forward starting interest rate and treasury lock swap contracts	1	—	1	1	—	(1)	(1)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	5	4	17	(23)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	16	(3)	55	(20)	—	—	—	—
Cross-currency interest rate swaps excluded component	12	(18)	2	(17)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter and first six months 2024 and 2023.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,363	$1,764	$50	$2,324	$1,740	$54
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			1			1
Derivatives designated as hedging instruments			(1)			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			—			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(23)			(2)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	3			2

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$4,673	$3,542	$99	$4,736	$3,623	$106
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			2
Derivatives designated as hedging instruments			(2)			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(23)			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	5			7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $2 million and a net loss of $3 million during second quarter and first six months 2024, respectively, and recognized a net loss of $1 million and $6 million during second quarter and first six months 2023, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net gain of $99 million and a net loss of $4 million at June 30, 2024 and December 31, 2023, respectively. Gains in AOCI increased between December 31, 2023 and June 30, 2024 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If recognized, approximately $1 million in pre-tax gains as of June 30, 2024, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$2	$5	$2	$—	$—
Interest cost	19	6	20	7	6	6
Expected return on assets	(24)	(7)	(22)	(7)	(2)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(2)	(6)
Net periodic benefit (credit) cost	$1	$1	$3	$2	$2	$(1)

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$11	$4	$11	$4	$—	$—
Interest cost	37	12	39	14	12	13
Expected return on assets	(48)	(14)	(44)	(13)	(3)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(5)	(13)
Net periodic benefit (credit) cost	$—	$2	$6	$5	$4	$(2)

7.OTHER COMMITMENTS

Eastman has commitments consisting of debt securities, credit facilities, term loans, interest payable, purchase obligations, operating leases, and other liabilities.

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at June 30, 2024 totaling approximately $10.5 billion over a period of approximately 30 years.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2024	December 31, 2023
Environmental contingencies, current	$15	$10
Environmental contingencies, long-term	273	274
Total	$288	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $257 million to the maximum of $503 million and from the best estimate or minimum of $252 million to the maximum of $497 million at June 30, 2024 and December 31, 2023, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first six months 2024 and full year 2023 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2022	$245
Changes in estimates recognized in earnings and other	19
Cash reductions	(12)
Balance at December 31, 2023	252
Changes in estimates recognized in earnings and other	11
Cash reductions	(6)
Balance at June 30, 2024	$257

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $31 million and $32 million at June 30, 2024 and December 31, 2023, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $53 million and $51 million at June 30, 2024 and December 31, 2023, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter 2024 and 2023 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2024	$2	$2,388	$9,559	$(328)	$(6,083)	$5,538	$70	$5,608
Net Earnings	—	—	230	—	—	230	1	231
Cash Dividends Declared (1) ($0.81 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	26	—	26	—	26
Share-Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	15	—	—	—	15	—	15
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2023	$2	$2,325	$9,013	$(220)	$(5,932)	$5,188	$74	$5,262
Net Earnings	—	—	272	—	—	272	—	272
Cash Dividends Declared (1) ($0.79 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	(51)	—	(51)	—	(51)
Share-Based Compensation Expense (2)	—	17	—	—	—	17	—	17
Other	—	—	—	—	—	—	(1)	(1)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	395	—	—	395	1	396
Cash Dividends Declared (1) ($1.62 per share)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income (Loss)	—	—	—	17	—	17	—	17
Share-Based Compensation Expense (2)	—	35	—	—	—	35	—	35
Stock Option Exercises	—	22	—	—	—	22	—	22
Other (3)	—	(8)	—	—	(1)	(9)	—	(9)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	406	—	—	406	—	406
Cash Dividends Declared (1) ($1.58 per share)	—	—	(189)	—	—	(189)	—	(189)
Other Comprehensive Income (Loss)	—	—	—	(66)	—	(66)	—	(66)
Share-Based Compensation Expense (2)	—	39	—	—	—	39	—	39
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	2	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(14)	(14)
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352

(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(230)	$32	$(6)	$(1)	$(205)
Period change	(67)	(21)	(26)	—	(114)
Balance at December 31, 2023	(297)	11	(32)	(1)	(319)
Period change	(1)	(4)	22	—	17
Balance at June 30, 2024	$(298)	$7	$(10)	$(1)	$(302)

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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$15	$9	$(42)	$(42)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(2)	(2)	(6)	(5)
Derivatives and hedging:
Unrealized gain (loss) during period	4	3	(7)	(5)
Reclassification adjustment for (gains) losses included in net income, net	21	16	2	1
Total other comprehensive income (loss)	$38	$26	$(53)	$(51)

	First Six Months
	2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$11	$(1)	$(43)	$(43)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(5)	(4)	(13)	(10)
Derivatives and hedging:
Unrealized gain (loss) during period	9	7	(16)	(12)
Reclassification adjustment for (gains) losses included in net income, net	19	15	(1)	(1)
Total other comprehensive income (loss)	$34	$17	$(73)	$(66)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator
Earnings attributable to Eastman, net of tax	$230	$272	$395	$406

Denominator
Weighted average shares used for basic EPS	117.3	118.8	117.4	118.9
Dilutive effect of stock options and other awards	1.3	0.8	1.1	0.7
Weighted average shares used for diluted EPS	118.6	119.6	118.5	119.6

(Calculated using whole dollars and shares)
EPS
Basic	$1.96	$2.28	$3.37	$3.41
Diluted	$1.94	$2.27	$3.33	$3.39

Shares underlying stock options of 1,336,652 and 2,411,015 for second quarter 2024 and 2023, respectively, and 1,397,081 and 1,941,051 for first six months 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. The Company repurchased 1,000,005 shares in both second quarter and first six months 2024. The Company repurchased 621,711 shares in both second quarter and first six months 2023.

The Company declared cash dividends of $0.81 and $0.79 per share for second quarter 2024 and 2023, respectively. The Company declared cash dividends of $1.62 and $1.58 per share for first six months 2024 and 2023, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
	2024	2023	2024	2023
Severance charges (1)	$—	$—	11	16
Site closure and other restructuring charges (2)	—	—	—	6
Total	$—	$—	$11	$22

(1)Severance charges as part of fourth quarter 2022 and 2023 cost reduction initiatives reported in "Other". See Note 14, "Segment Information".
(2)First six months 2023 site closure costs related to the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first six months 2023 related to the closure of this facility.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first six months 2024 and full year 2023:

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2024
Severance costs	$26	$11	$—	$(19)	$18
Total	$26	$11	$—	$(19)	$18

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Other restructuring costs	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

Substantially all severance costs remaining as of June 30, 2024 are expected to be paid within one year.

13.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In second quarter 2024 and 2023, $14 million and $17 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, for all share-based awards. The impact on second quarter 2024 and 2023 net earnings of $11 million and $13 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2024 and 2023, $35 million and $39 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2024 and 2023 net earnings of $26 million and $29 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's operating segments and the geographical regions in which they operate. For disaggregation of revenue by major product lines and regions for each operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2023 Annual Report on Form 10-K.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2024	2023	2024	2023
Advanced Materials	$795	$739	$1,543	$1,481
Additives & Functional Products	718	747	1,422	1,524
Chemical Intermediates	515	514	1,038	1,103
Fibers	330	323	661	626
Total Sales by Operating Segment	2,358	2,323	4,664	4,734
Other	5	1	9	2
Total Sales	$2,363	$2,324	$4,673	$4,736

(Dollars in millions)	Second Quarter		First Six Months
Earnings (Loss) Before Interest and Taxes by Segment	2024	2023	2024	2023
Advanced Materials	$131	$99	$235	$185
Additives & Functional Products	123	140	232	264
Chemical Intermediates	22	39	38	81
Fibers	122	106	239	171
Total Earnings Before Interest and Taxes by Operating Segment	398	384	744	701
Other
Growth initiatives and businesses not allocated to operating segments	(44)	(45)	(112)	(96)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)	4	(8)
Asset impairments and restructuring charges, net	—	—	(11)	(16)
Steam line incident (costs) insurance proceeds, net	—	—	—	8
Other income (charges), net not allocated to operating segments	(19)	(12)	(25)	(20)
Total Earnings Before Interest and Taxes	$337	$323	$600	$569

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the unaudited consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2023 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included in Part I, Item 1, in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of core business operations, and have included asset impairments and restructuring charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closures, or shutdowns of businesses or assets, financing transaction costs, environmental and other costs related to previously divested businesses or non-operational sites and product lines, and mark-to-market losses or gains for pension and other postretirement benefit plans.

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

•In first six months 2023, the Company recognized unusual insurance proceeds, net of costs from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the steam line incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Accelerated depreciation resulting from the closure of a manufacturing facility; and
•Environmental and other costs from previously divested or non-operational sites and product lines.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs (insurance proceeds), net; and
•Adjustments to the provision for state income taxes due to an adjustment of amounts recognized in prior years as a result of state guidance issued and laws enacted in 2023 related to the Tax Reform Act.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2024	2023	2024	2023
Non-core items impacting earnings before interest and taxes:
Asset impairments and restructuring charges, net	$—	$—	$11	$22
Accelerated depreciation	—	—	—	23
Environmental and other costs	16	13	16	13
Unusual item impacting earnings before interest and taxes:
Steam line incident costs (insurance proceeds), net	—	—	—	(8)
Total non-core and unusual items impacting earnings before interest and taxes	16	13	27	50
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	3	4	6	9
Adjustment from tax law changes	—	23	—	—
Interim adjustment to tax provision	(13)	20	(30)	14
Total items impacting provision for income taxes	(10)	47	(24)	23
Total items impacting net earnings attributable to Eastman	$26	$(34)	$51	$27

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

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

	Second Quarter		First Six Months
(Dollars in millions)	2024	2023	2024	2023
Sales	$2,363	$2,324	$4,673	$4,736
Earnings before interest and taxes	337	323	600	569
Earnings before interest and taxes excluding non-core and unusual items	353	336	627	619

Sales revenue increased in second quarter 2024 compared to second quarter 2023 primarily due to higher sales volume, partially offset by lower selling prices. Sales revenue decreased in first six months 2024 compared to first six months 2023 primarily due to lower selling prices, mostly offset by higher sales volume. Higher sales volume was primarily attributed to the end of customer inventory destocking across most end-markets. Lower selling prices were primarily due to lower raw material and energy prices and lower distribution prices.

EBIT excluding non-core items increased in second quarter and first six months 2024 compared to second quarter and first six months 2023 primarily due to higher sales volume and lower manufacturing costs, including higher capacity utilization. These impacts were partially offset by lower selling prices, net of lower raw material and energy costs and lower distribution costs.

Discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$230	$1.94	$272	$2.27
Total non-core and unusual items, net of tax	13	0.10	(14)	(0.11)
Interim adjustment to tax provision	13	0.11	(20)	(0.17)
Adjusted net earnings	$256	$2.15	$238	$1.99

	First Six Months
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$395	$3.33	$406	$3.39
Total non-core and unusual items, net of tax	21	0.17	41	0.34
Interim adjustment to tax provision	30	0.26	(14)	(0.11)
Adjusted net earnings	$446	$3.76	$433	$3.62
Cash provided by operating activities was $351 million in first six months 2024 and $408 million in first six months 2023.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Sales	$2,363	$2,324	$39	2%	$4,673	$4,736	$(63)	(1)%
Volume / product mix effect			129	6%			218	5%
Price effect			(82)	(4)%			(270)	(6)%
Exchange rate effect			(8)	—%			(11)	—%

Sales revenue increased in second quarter 2024 compared to second quarter 2023 primarily as a result of increases in the AM and Fibers segments, partially offset by a decrease in the AFP segment. Sales revenue decreased in first six months 2024 compared to first six months 2023 as a result of decreases in the AFP and CI segments, partially offset by increases in the AM and Fibers segment. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Gross profit	$599	$584	3%	$1,131	$1,113	2%
Accelerated depreciation	—	—		—	23
Steam line incident costs (insurance proceeds), net	—	—		—	(8)
Gross profit excluding non-core and unusual items	$599	$584	3%	$1,131	$1,128	—%

Gross profit in first six months 2023 included insurance proceeds from the steam line incident and accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit increased in second quarter and first six months 2024 compared to second quarter and first six months 2023 as a result of increases in the AM and Fibers segments, partially offset by decreases in the CI and AFP segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$180	$185	(3)%	$371	$376	(1)%

Selling, general and administrative expenses decreased in second quarter 2024 compared to second quarter 2023 due to cost reduction initiatives, and decreased in first six months 2024 compared to first six months 2023 due to cost reduction initiatives, partially offset by higher variable compensation costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Research and development expenses	$60	$60	—%	$119	$122	(2)%

R&D expenses were unchanged in second quarter 2024 compared to second quarter 2023 and decreased in the first six months 2024 compared to first six months 2023 primarily due to targeted cost reduction initiatives.

Asset Impairments and Restructuring Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2024	2023	2024	2023
Severance charges	—	—	11	16
Site closure and other restructuring charges	—	—	—	6
Total	$—	$—	$11	$22

For detailed information regarding asset impairments and restructuring charges, net see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2024	2023	2024	2023
Other components of post-employment (benefit) cost, net	$(4)	$(3)	$(9)	$(6)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2024	2023	2024	2023
Foreign exchange transaction losses, net	$4	$3	$9	$5
(Income) loss from equity investments and other investment (gains) losses, net	(1)	(1)	(1)	5
Other, net	23	17	31	$20
Other (income) charges, net	$26	$19	$39	$30
Environmental and other costs	(16)	(13)	(16)	(13)
Other (income) charges, net excluding non-core item	$10	$6	$23	$17

Other (income) charges, net in second quarter and first six months 2024 and 2023 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding these non-core items, Other (income) charges, net increased in second quarter and first six months 2024 compared to second quarter and first six months 2023 primarily due to increases in foreign exchange transaction losses partially offset by valuation adjustments in equity investments. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Earnings before interest and taxes	$337	$323	4%	$600	$569	5%
Asset impairments and restructuring charges, net	—	—		11	22
Accelerated depreciation	—	—		—	23
Steam line incident costs (insurance proceeds), net	—	—		—	(8)
Environmental and other costs	16	13		16	13
Earnings before interest and taxes excluding non-core and unusual items	$353	$336	5%	$627	$619	1%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Gross interest costs	$58	$61	(5)%	$116	$119	(3)%
Less: Capitalized interest	4	4		9	7
Interest expense	54	57		107	112
Less: Interest income	4	3		8	6
Net interest expense	$50	$54	(7)%	$99	$106	(7)%

Net interest expense decreased in second quarter and first six months 2024 compared to second quarter and first six months 2023 primarily as a result of lower total borrowings and higher interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for (Benefit From) Income Taxes

	Second Quarter				First Six Months
	2024		2023		2024		2023
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for (benefit from) income taxes and effective tax rate	$56	20%	$(3)	(1)%	$105	21%	$57	12%
Tax provision for non-core and unusual items (1)	3		4		6		9
Adjustment from tax law changes (2)	—		23		—		—
Interim adjustment to tax provision (3)	(13)		20		(30)		14
Adjusted provision for income taxes and effective tax rate	$46	16%	$44	16%	$81	16%	$80	16%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter and first six months 2023 included a decrease to the provision for state income taxes due to state tax law changes impacting credit carryforward periods that were enacted in second quarter 2023. These state tax law changes impacted provisions from prior periods related to the Tax Reform Act. Additionally, an increase in first six months 2023 was recognized as a result of state guidance issued in first quarter 2023 related to the Tax Reform Act.
(3)Second quarter 2024 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2023 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Six Months (1)
	2024	2023
Effective tax rate	21%	12%
Tax impact of current year non-core and unusual items (2)	1%	2%
Changes in tax contingencies and valuation allowances	(1)%	2%
Forecasted full year impact of expected tax events	(5)%	—%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rate is 15.5 percent in both first six months 2024 and 2023.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$230	$1.94	$272	$2.27
Non-core items, net of tax: (1)
Environmental and other costs	13	0.10	9	0.08
Unusual items, net of tax: (1)
Adjustment from tax law changes	—	—	(23)	(0.19)
Interim adjustment to tax provision	13	0.11	(20)	(0.17)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$256	$2.15	$238	$1.99

	First Six Months
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$395	$3.33	$406	$3.39
Non-core items, net of tax: (1)
Asset impairments and restructuring charges, net	8	0.07	18	0.14
Accelerated depreciation	—	—	20	0.17
Environmental and other costs	13	0.10	9	0.08
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	—	—	(6)	(0.05)
Interim adjustment to tax provision	30	0.26	(14)	(0.11)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$446	$3.76	$433	$3.62
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
Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$795	$739	$56	8%	$1,543	$1,481	$62	4%
Volume / product mix effect			91	12%			133	9%
Price effect			(30)	(4)%			(62)	(4)%
Exchange rate effect			(5)	—%			(9)	(1)%

Earnings before interest and taxes	$131	$99	$32	32%	$235	$185	$50	27%
Sales revenue in second quarter and first six months 2024 increased compared to second quarter and first six months 2023 primarily due to higher sales volume partially offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking, particularly in the consumer durables and packaging end-markets, and premium interlayers product growth in the automotive end-market. Lower selling prices were primarily attributable to lower raw material and energy prices.

EBIT increased in second quarter 2024 compared to second quarter 2023 primarily due to $50 million higher sales volume and lower manufacturing costs, including higher capacity utilization, partially offset by $16 million lower selling prices, net of lower raw material and energy costs and distribution costs.

EBIT increased in first six months 2024 compared to first six months 2023 primarily due to $53 million higher sales volume and lower manufacturing costs, including higher capacity utilization, and $5 million lower raw material and energy costs and distribution costs, net of lower selling prices. These impacts were partially offset by a $9 million unfavorable shift in foreign currency exchange rates.

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$718	$747	$(29)	(4)%	$1,422	$1,524	$(102)	(7)%
Volume / product mix effect			—	—%			14	1%
Price effect			(27)	(4)%			(116)	(8)%
Exchange rate effect			(2)	—%			—	—%

Earnings before interest and taxes	$123	$140	$(17)	(12)%	$232	$264	$(32)	(12)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2024 decreased compared to second quarter and first six months 2023 primarily due to lower selling prices. Lower selling prices were primarily attributed to lower raw material costs, including cost pass-through contracts. Sales volume was relatively unchanged as growth in the coatings additives and care additives product lines were offset by lower sales volume, primarily due to the reduction of heat transfer fluid projects.

EBIT decreased in second quarter 2024 compared to second quarter 2023 primarily due to $21 million unfavorable sales volume and product mix and $8 million lower selling prices, net of lower raw material and energy costs. These impacts were partially offset by $11 million lower manufacturing costs, including higher capacity utilization.
EBIT decreased in first six months 2024 compared to first six months 2023 primarily due to $39 million unfavorable sales volume and product mix, partially offset by $7 million lower raw material and energy costs, net of lower selling prices.
Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$515	$514	$1	—%	$1,038	$1,103	$(65)	(6)%
Volume / product mix effect			32	6%			44	4%
Price effect			(31)	(6)%			(109)	(10)%
Exchange rate effect			—	—%			—	—%

Earnings before interest and taxes	$22	$39	$(17)	(44)%	$38	$81	$(43)	(53)%
Sales revenue in second quarter 2024 was relatively unchanged compared to second quarter 2023 and decreased in first six months 2024 compared to first six months 2023 due to lower selling prices partially offset by higher sales volume. Lower selling prices were attributed to lower raw material and energy prices. Higher sales volume was primarily attributed to the end of customer inventory destocking.

EBIT decreased in second quarter 2024 compared to second quarter 2023 primarily due to $37 million lower selling prices, net of lower raw material and energy costs and distribution costs, partially offset by $18 million higher sales volume.

EBIT decreased in first six months 2024 compared to first six months 2023 due to $62 million lower selling prices, net of lower raw material and energy costs. These impacts were partially offset by $19 million lower manufacturing costs, including higher capacity utilization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$330	$323	$7	2%	$661	$626	$35	6%
Volume / product mix effect			2	1%			21	3%
Price effect			6	1%			16	3%
Exchange rate effect			(1)	—%			(2)	—%

Earnings before interest and taxes	$122	$106	$16	15%	$239	$171	$68	40%
Asset impairments and restructuring charges, net	—	—	—		—	6	(6)
Accelerated depreciation	—	—	—		—	23	(23)
Earnings before interest and taxes excluding non-core items	122	106	16	15%	239	200	39	20%
Sales revenue in second quarter and first six months 2024 increased compared to second quarter and first six months 2023 primarily due to higher selling prices in acetate tow and higher sales volume in textiles.

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

EBIT excluding non-core items increased in second quarter and first six months 2024 compared to second quarter and first six months 2023 primarily due to $10 million and $18 million, respectively, higher sales volume and lower manufacturing costs, including higher capacity utilization, and $6 million and $25 million, respectively, higher selling prices and lower raw material and energy costs.
Other

	Second Quarter		First Six Months
	2024	2023	2024	2023
(Dollars in millions)
Sales	$5	$1	$9	$2

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(44)	$(45)	$(112)	$(96)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)	4	(8)
Asset impairments and restructuring charges, net	—	—	(11)	(16)
Steam line incident (costs) insurance proceeds, net	—	—	—	8
Other income (charges), net not allocated to operating segments	(19)	(12)	(25)	(20)
Loss before interest and taxes	$(61)	$(61)	$(144)	$(132)
Asset impairments and restructuring charges, net	—	—	11	16
Steam line incident costs (insurance proceeds), net	—	—	—	(8)
Environmental and other costs	16	13	16	13
Loss before interest and taxes excluding non-core and unusual items	(45)	(48)	(117)	(111)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales and costs related to growth initiatives, including the cellulosics biopolymer platform and circular economy, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are not included in operating segment results for any of the periods presented and are included in "Other". First quarter 2024 also includes pre-production costs for the Kingsport methanolysis facility.

EBIT in first six months 2024 and 2023 included severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2023 and 2022, respectively. Second quarter and first six months 2024 and 2023 EBIT included environmental and other costs from previously divested or non-operational sites. In addition, first six months 2023 included insurance proceeds from the steam line incident. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments and restructuring charges see Note 12, "Asset Impairments and Restructuring Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
United States and Canada	$994	$1,000	$(6)	(1)%	$1,963	$2,065	$(102)	(5)%
Europe, Middle East, and Africa	650	635	15	2%	1,309	1,344	(35)	(3)%
Asia Pacific	590	557	33	6%	1,154	1,078	76	7%
Latin America	129	132	(3)	(2)%	247	249	(2)	(1)%
Total Eastman	$2,363	$2,324	$39	2%	$4,673	$4,736	$(63)	(1)%

Sales revenue increased 2 percent in second quarter 2024 compared to second quarter 2023 primarily due to higher sales volume (up 6 percent), partially offset by lower selling prices (down 4 percent). Sales revenue decreased 1 percent in first six months 2024 compared to first six months 2023 primarily due to lower selling prices (down 6 percent), partially offset by higher sales volume (up 5 percent). Lower selling prices were particularly in the Europe, Middle East, and Africa region and the United States and Canada region. Higher sales volume was particularly in the Asia Pacific region and the Europe, Middle East, and Africa region, partially offset by lower sales volume in the United States and Canada region.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2024	2023
Net cash provided by (used in)
Operating activities	$351	$408
Investing activities	(300)	(498)
Financing activities	(79)	4
Effect of exchange rate changes on cash and cash equivalents	(6)	3
Net change in cash and cash equivalents	(34)	(83)
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$514	$410

Cash provided by operating activities decreased $57 million in first six months 2024 compared to first six months 2023 primarily due to higher variable compensation payout partially offset by lower working capital.

Cash used in investing activities decreased $198 million in first six months 2024 compared to first six months 2023 primarily due to lower capital expenditures primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities and an acquisition in the AM segment in 2023.

Cash used in financing activities was $79 million in first six months 2024 compared to cash provided by financing activities of $4 million in first six months 2023, primarily due to higher repayment of commercial paper, net of borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2024 and 2023 were $650 million and $753 million, respectively, and $1.3 billion and $1.4 billion in first six months 2024 and 2023, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $402 million and $397 million of these receivables would have been outstanding as of June 30, 2024 and December 31, 2023, respectively, had they not been sold under these factoring programs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At June 30, 2024, the Company's borrowings totaled $5.0 billion with various maturities. The Company expects to use a combination of available cash and debt proceeds to repay the $700 million principal of 3.80% notes due March 2025.

In second quarter 2024, the Company repaid the $43 million 7.625% debentures due June 2024 using available cash and debt proceeds. There were no debt extinguishment costs associated with the repayment of this debt.

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

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at June 30, 2024 totaling approximately $10.5 billion over a period of approximately 30 years.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At June 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2024, the Company repaid the $300 million two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with the repayment. The outstanding balance on the $500 million term loan that matures in 2027 (the "2027 Term Loan") was $499 million at both June 30, 2024 and December 31, 2023, with variable interest rates of 6.57% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2024 and December 31, 2023. The total amount of available borrowings under the Credit Facility was $1.50 billion as of June 30, 2024.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	June 30,	December 31,
(Dollars in millions)	2024	2023
Total borrowings	$5,033	$4,846
Less: Cash and cash equivalents	514	548
Net debt (1)	$4,519	$4,298
(1)Includes non-cash decrease of $17 million in 2024 and non-cash increase of $20 million in 2023 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $300 million and $413 million in first six months 2024 and 2023, respectively. Capital expenditures in first six months 2024 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects. The Company expects that 2024 capital expenditures will be between $650 million and $700 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). During second quarter and first six months 2024, the Company repurchased 1,000,005 shares of common stock for $100 million. As of June 30, 2024, a total of 9,610,754 shares have been repurchased under the 2021 authorization for $885 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

At June 30, 2024, a 10 percent fluctuation in the euro currency rate would have had a $230 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2024, a total of 9,610,754 shares have been repurchased under the 2021 authorization for $885 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. During second quarter and first six months 2024, the Company repurchased 1,000,005 shares of common stock for $100 million. For additional information, see Note 10, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1-30, 2024	—	$—	—	$1.715	billion
May 1-31, 2024	502,197	$99.56	502,197	$1.665	billion
June 1-30, 2024	497,808	$100.44	497,808	$1.615	billion
Total	1,000,005	$100.00	1,000,005
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 5.    OTHER INFORMATION

(c) Director and Officer Trading Arrangements

None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2024

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2024

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2024

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 26, 2024	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer