Form 10-Q
period 2024-09-30
EASTMAN CHEMICAL CO
filed 2024-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2024
Common Stock, par value $0.01 per share	115,912,596
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

5.	Other Information	47

6.	Exhibits	48

SIGNATURES

Signatures	49

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters, opportunities and risks (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply; operating risks related to the Company’s information technology infrastructure, including potential service interruptions, data corruption and reputational damage as a result of cyber-based threats and attacks; global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending, threatened and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2024	2023	2024	2023
Sales	$2,464	$2,267	$7,137	$7,003
Cost of sales	1,859	1,783	5,401	5,406
Gross profit	605	484	1,736	1,597
Selling, general and administrative expenses	183	160	554	536
Research and development expenses	65	60	184	182
Asset impairments, restructuring, and other charges, net	30	—	41	22
Other components of post-employment (benefit) cost, net	(5)	(2)	(14)	(8)
Other (income) charges, net	3	10	42	40
Earnings before interest and taxes	329	256	929	825
Net interest expense	49	57	148	163
Earnings before income taxes	280	199	781	662
Provision for income taxes	99	20	204	77
Net earnings	181	179	577	585
Less: Net earnings attributable to noncontrolling interest	1	1	2	1
Net earnings attributable to Eastman	$180	$178	$575	$584

Basic earnings per share attributable to Eastman	$1.55	$1.50	$4.91	$4.92
Diluted earnings per share attributable to Eastman	$1.53	$1.49	$4.86	$4.89

Comprehensive Income
Net earnings including noncontrolling interest	$181	$179	$577	$585
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	39	(24)	38	(67)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(2)	(6)	(6)	(16)
Derivatives and hedging:
Unrealized gain (loss) during period	(13)	9	(6)	(3)
Reclassification adjustment for (gains) losses included in net income, net	—	(2)	15	(3)
Total other comprehensive income (loss), net of tax	24	(23)	41	(89)
Comprehensive income including noncontrolling interest	205	156	618	496
Less: Comprehensive income attributable to noncontrolling interest	1	1	2	1
Comprehensive income attributable to Eastman	$204	$155	$616	$495
Retained Earnings
Retained earnings at beginning of period	$9,694	$9,190	$9,490	$8,973
Net earnings attributable to Eastman	180	178	575	584
Cash dividends declared	(94)	(94)	(285)	(283)
Retained earnings at end of period	$9,780	$9,274	$9,780	$9,274

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$622	$548
Trade receivables, net of allowance for credit losses	980	826
Miscellaneous receivables	352	328
Inventories	1,904	1,683
Other current assets	79	96
Total current assets	3,937	3,481
Properties
Properties and equipment at cost	13,916	13,574
Less: Accumulated depreciation	8,327	8,026
Net properties	5,589	5,548
Goodwill	3,655	3,646
Intangible assets, net of accumulated amortization	1,072	1,138
Other noncurrent assets	807	820
Total assets	$15,060	$14,633

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,142	$2,035
Borrowings due within one year	448	541
Total current liabilities	2,590	2,576
Long-term borrowings	4,606	4,305
Deferred income tax liabilities	517	601
Post-employment obligations	652	667
Other long-term liabilities	967	954
Total liabilities	9,332	9,103
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,349,426 and 222,762,317 as of September 30, 2024 and December 31, 2023, respectively)	2	2
Additional paid-in capital	2,435	2,368
Retained earnings	9,780	9,490
Accumulated other comprehensive income (loss)	(278)	(319)
	11,939	11,541
Less: Treasury stock at cost (107,487,628 and 105,469,354 shares as of September 30, 2024 and December 31, 2023, respectively)	6,285	6,083
Total Eastman stockholders' equity	5,654	5,458
Noncontrolling interest	74	72
Total equity	5,728	5,530
Total liabilities and stockholders' equity	$15,060	$14,633

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2024	2023
Operating activities
Net earnings	$577	$585
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	380	380
Asset impairment charges	5	—
Benefit from deferred income taxes	(76)	(156)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(154)	68
(Increase) decrease in inventories	(222)	147
Increase (decrease) in trade payables	36	(363)
Pension and other postretirement contributions (in excess of) less than expenses	(39)	(39)
Variable compensation payments (in excess of) less than expenses	44	73
Other items, net	196	227
Net cash provided by operating activities	747	922
Investing activities
Additions to properties and equipment	(420)	(649)
Proceeds from sale of businesses	—	38
Acquisition, net of cash acquired	—	(74)
Additions to capitalized software	(4)	(4)
Other items, net	22	9
Net cash used in investing activities	(402)	(680)
Financing activities
Net increase in commercial paper and other borrowings	—	73
Proceeds from borrowings	1,237	796
Repayment of borrowings	(1,039)	(808)
Dividends paid to stockholders	(285)	(282)
Treasury stock purchases	(200)	(50)
Other items, net	14	(24)
Net cash used in financing activities	(273)	(295)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net change in cash and cash equivalents	74	(54)
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$622	$439

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

Accounting Standards Issued But Not Adopted as of September 30, 2024

ASU 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: The Financial Accounting Standards Board ("FASB") issued this update in August 2023, which states that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements and disclosures.

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The FASB issued this update in November 2023, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update requires that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker. The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact on the Company's financial statements and related disclosures.

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

Working Capital Management and Off Balance Sheet Arrangements

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Under these programs, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in third quarter 2024 and 2023 were $703 million and $692 million, respectively, and $2.0 billion and $2.1 billion in first nine months 2024 and 2023, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance platform or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $64 million and $69 million at September 30, 2024 and December 31, 2023, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2024	2023
Finished goods	$1,332	$1,193
Work in process	302	293
Raw materials and supplies	691	618
Total inventories at FIFO or average cost	2,325	2,104
Less: LIFO reserve	421	421
Total inventories	$1,904	$1,683

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2024 and December 31, 2023.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2024		2023		2024		2023
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$99	35%	$20	10%	$204	26%	$77	12%

Third quarter and first nine months 2024 provision for income taxes includes an increase of $37 million and $60 million, respectively, related to uncertain tax positions. First nine months 2023 provision for income taxes includes a $51 million decrease due to state tax law changes that were enacted in second quarter 2023 that extend the carryforward period to utilize certain existing state tax credits and a $23 million increase as a result of state guidance issued in first quarter 2023 interpreting certain provisions of the 2017 Tax Cuts and Jobs Act.

At September 30, 2024 and December 31, 2023, Eastman had $388 million and $320 million, respectively, in unrecognized tax benefits. At September 30, 2024, it is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, the total amounts of unrecognized tax benefits could decrease by up to $180 million within the next 12 months.

4.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2024	2023
Borrowings consisted of:
7.25% debentures due January 2024	$—	$198
7.625% debentures due June 2024	—	43
3.80% notes due March 2025	448	696
1.875% notes due November 2026 (1)	558	550
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	496	495
5.0% notes due August 2029	495	—
5.75% notes due March 2033 (2)	496	496
5.625% notes due February 2034	743	—
4.8% notes due September 2042	495	495
4.65% notes due October 2044	878	878
2024 Term Loan	—	300
2027 Term Loan	249	499
Total borrowings	5,054	4,846
Less: Borrowings due within one year	448	541
Long-term borrowings	$4,606	$4,305
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

In third quarter 2024, the Company issued $500 million aggregate principal amount of 5.0% notes due August 2029 (the "2029 Notes"). Proceeds from the sale of the 2029 Notes, net of original issue discount and issuance costs, were $495 million. The Company also redeemed $250 million aggregate principal amount of the 3.80% notes due March 2025 (the "2025 Notes") during third quarter 2024. Redemption of the 2025 Notes resulted in an immaterial gain on extinguishment of debt.

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

All proceeds from the issued notes and the redemption of the debentures are reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In third quarter 2024, the Company repaid $250 million of the $500 million five-year term loan (the "2027 Term Loan"). In first quarter 2024, the Company repaid the $300 million delayed draw two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with repayments of either term loan. The outstanding balance on the 2027 Term Loan was $249 million at September 30, 2024 and $499 million at December 31, 2023, with variable interest rates of 6.07% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2024 and December 31, 2023.

Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2024 and December 31, 2023 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the 2027 Term Loan equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $5.1 billion and $4.7 billion at September 30, 2024 and December 31, 2023, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of September 30, 2024 and December 31, 2023.

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

In third quarter 2024, the Company settled $75 million notional amount designated as an interest rate swap on the 3.80% notes due March 2025, resulting in an immaterial cash loss which is included as part of operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

In third quarter 2024, in conjunction with the partial repayment of the 3.80% notes due March 2025, the Company terminated a fixed-to-fixed cross-currency swap of $120 million (€104 million) maturing in March 2025. The termination of this cross-currency swap resulted in a $7 million gain recognized in CTA. In first quarter 2024, in conjunction with the repayment of the 7.25% debentures due January 2024, the Company terminated fixed-to-fixed cross-currency swaps of $190 million (€165 million) maturing January 2024. The termination of the cross-currency swap resulted in a $9 million gain recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in first quarter 2024, Eastman entered into fixed-to-fixed cross-currency swaps of $50 million (€46 million) maturing December 2028, $200 million (€184 million) maturing September 2029, and $250 million (€230 million) maturing February 2034.

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2024 and December 31, 2023 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2024	December 31, 2023

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€432	€405
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	15	11

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	—	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,543	€1,354
JPY/USD (in JPY)	¥7,385	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€498	€498

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 3 as of September 30, 2024 and December 31, 2023. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not recognize a credit loss during third quarter and first nine months 2024 or 2023.

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

The Company has elected to present derivative contracts on a gross basis on the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are presented on the Unaudited Consolidated Statements of Financial Position as of September 30, 2024 and December 31, 2023.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		September 30, 2024	December 31, 2023
Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	$—	$1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	4	8
Cross-currency interest rate swaps	Other noncurrent assets	18	18
Total Derivative Assets		$22	$27

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$5	$19
Foreign exchange contracts	Payables and other current liabilities	7	8
Foreign exchange contracts	Other long-term liabilities	2	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	21	—
Cross-currency interest rate swaps	Other long-term liabilities	63	61
Total Derivative Liabilities		$98	$93
Total Net Derivative Assets (Liabilities)		$(76)	$(66)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had non-derivative instruments designated as foreign currency net investment hedges with a carrying value of $558 million at September 30, 2024 and $550 million at December 31, 2023. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2023 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024 and December 31, 2023, the following amounts were included on the Unaudited Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item on the Unaudited Consolidated Statements of Financial Position in which the hedged item is included	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Long-term borrowings	—	72	—	(3)

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2024 and 2023.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2024	2023	2024	2023	2024	2023	2024	2023
Derivatives in cash flow hedging relationships:
Commodity contracts	$(3)	$(5)	$10	$(9)	$—	$—	$(23)	$(3)
Foreign exchange contracts	(11)	11	(3)	1	—	3	5	10
Forward starting interest rate and treasury lock swap contracts	1	1	2	2	(1)	—	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(24)	15	(7)	(8)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(73)	51	(18)	31	—	—	—	—
Cross-currency interest rate swaps excluded component	5	(16)	7	(33)	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter and first nine months 2024 and 2023.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,464	$1,859	$49	$2,267	$1,783	$57
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			—
Derivatives designated as hedging instruments			—			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			—
Commodity Contracts:
Amount reclassified from AOCI into earnings		—			—
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	—			3

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$7,137	$5,401	$148	$7,003	$5,406	$163
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			2			2
Derivatives designated as hedging instruments			(2)			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(23)			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	5			10

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $7 million and $4 million during third quarter and first nine months 2024, respectively, and recognized a net loss of $1 million and $7 million during third quarter and first nine months 2023, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net loss of $10 million and $4 million at September 30, 2024 and December 31, 2023, respectively. Losses in AOCI increased between December 31, 2023 and September 30, 2024 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If recognized, approximately $13 million in pre-tax losses as of September 30, 2024, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in fourth quarter 2022.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$2	$6	$2	$—	$—
Interest cost	17	6	19	8	6	7
Expected return on assets	(24)	(7)	(22)	(6)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(2)	(7)
Net periodic benefit (credit) cost	$(2)	$1	$3	$4	$3	$(1)

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$16	$6	$17	$6	$—	$—
Interest cost	54	18	58	22	18	20
Expected return on assets	(72)	(21)	(66)	(19)	(4)	(3)
Amortization of:
Prior service credit, net	—	—	—	—	(7)	(20)
Net periodic benefit (credit) cost	$(2)	$3	$9	$9	$7	$(3)

7.OTHER COMMITMENTS

Eastman has commitments consisting of debt securities, credit facilities, term loans, interest payable, purchase obligations, operating leases, and other liabilities.

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at September 30, 2024 totaling approximately $10.7 billion over a period of approximately 30 years.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2024	December 31, 2023
Environmental contingencies, current	$15	$10
Environmental contingencies, long-term	272	274
Total	$287	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from the best estimate or minimum of $255 million to the maximum of $499 million and from the best estimate or minimum of $252 million to the maximum of $497 million at September 30, 2024 and December 31, 2023, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first nine months 2024 and full year 2023 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2022	$245
Changes in estimates recognized in earnings and other	19
Cash reductions	(12)
Balance at December 31, 2023	252
Changes in estimates recognized in earnings and other	12
Cash reductions	(9)
Balance at September 30, 2024	$255

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $32 million at both September 30, 2024 and December 31, 2023.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $53 million and $51 million at September 30, 2024 and December 31, 2023, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter and first nine months 2024 and 2023 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699
Net Earnings	—	—	180	—	—	180	1	181
Cash Dividends Declared (1) ($0.81 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	24	—	24	—	24
Share-Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	4	—	—	—	4	—	4
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Balance at September 30, 2024	$2	$2,435	$9,780	$(278)	$(6,285)	$5,654	$74	$5,728

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2023	$2	$2,342	$9,190	$(271)	$(5,982)	$5,281	$71	$5,352
Net Earnings	—	—	178	—	—	178	1	179
Cash Dividends Declared (1) ($0.79 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	(23)	—	(23)	—	(23)
Share-Based Compensation Expense (2)	—	10	—	—	—	10	—	10
Balance at September 30, 2023	$2	$2,352	$9,274	$(294)	$(5,982)	$5,352	$72	$5,424
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	575	—	—	575	2	577
Cash Dividends Declared (1) ($2.43 per share)	—	—	(285)	—	—	(285)	—	(285)
Other Comprehensive Income (Loss)	—	—	—	41	—	41	—	41
Share-Based Compensation Expense (2)	—	49	—	—	—	49	—	49
Stock Option Exercises	—	26	—	—	—	26	—	26
Other (3)	—	(8)	—	—	(2)	(10)	1	(9)
Share Repurchases	—	—	—	—	(200)	(200)	—	(200)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$2	$2,435	$9,780	$(278)	$(6,285)	$5,654	$74	$5,728

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	584	—	—	584	1	585
Cash Dividends Declared (1) ($2.37 per share)	—	—	(283)	—	—	(283)	—	(283)
Other Comprehensive Income (Loss)	—	—	—	(89)	—	(89)	—	(89)
Share-Based Compensation Expense (2)	—	49	—	—	—	49	—	49
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(14)	—	—	—	(14)	2	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(14)	(14)
Balance at September 30, 2023	$2	$2,352	$9,274	$(294)	$(5,982)	$5,352	$72	$5,424
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(230)	$32	$(6)	$(1)	$(205)
Period change	(67)	(21)	(26)	—	(114)
Balance at December 31, 2023	(297)	11	(32)	(1)	(319)
Period change	38	(6)	9	—	41
Balance at September 30, 2024	$(259)	$5	$(23)	$(1)	$(278)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$26	$39	$4	$(24)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(2)	(2)	(7)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	(17)	(13)	12	9
Reclassification adjustment for (gains) losses included in net income, net	—	—	(3)	(2)
Total other comprehensive income (loss)	$7	$24	$6	$(23)

	First Nine Months
	2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$37	$38	$(39)	$(67)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	(7)	(6)	(20)	(16)
Derivatives and hedging:
Unrealized gain (loss) during period	(8)	(6)	(4)	(3)
Reclassification adjustment for (gains) losses included in net income, net	19	15	(5)	(3)
Total other comprehensive income (loss)	$41	$41	$(68)	$(89)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator
Earnings attributable to Eastman, net of tax	$180	$178	$575	$584

Denominator
Weighted average shares used for basic EPS	116.4	118.5	117.0	118.7
Dilutive effect of stock options and other awards	1.4	0.5	1.3	0.8
Weighted average shares used for diluted EPS	117.8	119.0	118.3	119.5

(Calculated using whole dollars and shares)
EPS
Basic	$1.55	$1.50	$4.91	$4.92
Diluted	$1.53	$1.49	$4.86	$4.89

Shares underlying stock options of 1,315,375 and 1,873,472 for third quarter 2024 and 2023, respectively, and 1,234,513 and 1,873,472 for first nine months 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. The Company repurchased 1,018,269 shares and 2,018,274 shares in third quarter and first nine months 2024, respectively, and repurchased 621,711 shares in first nine months 2023. No shares were repurchased in third quarter 2023.

The Company declared cash dividends of $0.81 and $0.79 per share for third quarter 2024 and 2023, respectively. The Company declared cash dividends of $2.43 and $2.37 per share for first nine months 2024 and 2023, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
	2024	2023	2024	2023
Asset impairments (1)	$5	$—	$5	$—
Severance charges (1)(2)	10	—	21	16
Site closure and other charges (1)(3)(4)	15	—	15	6
Total	$30	$—	$41	$22

(1)Third quarter and first nine months 2024 includes asset impairment charges of $5 million, severance charges of $4 million, and site closure costs of $9 million related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. In addition, inventory adjustments of $4 million and $3 million in the Advanced Materials ("AM") segment and Additives & Functional Products ("AFP") segment, respectively, were recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in third quarter and first nine months 2024 related to this closure.
(2)Third quarter and first nine months 2024 includes severance charges of $6 million and $17 million, respectively, as part of cost reduction initiatives which are reported in "Other". First nine months 2023 includes severance charges as part of fourth quarter 2022 cost reduction initiatives reported in "Other".
(3)Third quarter and first nine months 2024 includes other charges of $6 million related to growth and profitability improvement initiatives.
(4)First nine months 2023 includes site closure costs of $6 million related to the closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in first nine months 2023 related to the closure of this facility.

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first nine months 2024 and full year 2023:

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2024
Non-cash charges	$—	$5	$(5)	$—	$—
Severance costs	$26	$21	$—	$(22)	$25
Other restructuring costs	—	15	—	(6)	9
Total	$26	$41	$(5)	$(28)	$34

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Other restructuring costs	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

Substantially all severance costs remaining as of September 30, 2024 are expected to be paid within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In third quarter 2024 and 2023, $14 million and $10 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, for all share-based awards. The impact on third quarter 2024 and 2023 net earnings of $11 million and $7 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In both first nine months 2024 and 2023, $49 million of compensation expense before tax was recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2024 and 2023 net earnings of $37 million and $36 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2024	2023	2024	2023
Advanced Materials	$787	$746	$2,330	$2,227
Additives & Functional Products	744	670	2,166	2,194
Chemical Intermediates	593	527	1,631	1,630
Fibers	336	323	997	949
Total Sales by Operating Segment	2,460	2,266	7,124	7,000
Other	4	1	13	3
Total Sales	$2,464	$2,267	$7,137	$7,003

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Third Quarter		First Nine Months
Earnings (Loss) Before Interest and Taxes by Segment	2024	2023	2024	2023
Advanced Materials	$100	$93	$335	$278
Additives & Functional Products	127	105	359	369
Chemical Intermediates	43	6	81	87
Fibers	112	109	351	280
Total Earnings Before Interest and Taxes by Operating Segment	382	313	1,126	1,014
Other
Growth initiatives and businesses not allocated to operating segments	(43)	(49)	(155)	(145)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)	6	(12)
Asset impairments, restructuring, and other charges, net	(12)	—	(23)	(16)
Steam line incident (costs) insurance proceeds, net	—	—	—	8
Other income (charges), net not allocated to operating segments	—	(4)	(25)	(24)
Total Earnings Before Interest and Taxes	$329	$256	$929	$825

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

•Non-core transactions, costs, and losses or gains relate to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of the Company's core business operations, and have included asset impairments, restructuring, and other charges and gains, costs of and related to acquisitions, gains and losses from and costs related to dispositions, closures, or shutdowns of businesses or assets, financing transaction costs, environmental and other costs related to previously divested businesses or non-operational sites and product lines, and mark-to-market losses or gains for pension and other postretirement benefit plans.

•In first nine months 2023, the Company recognized unusual insurance proceeds, net of costs from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the steam line incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments, restructuring, and other charges, net;
•Cost of sales impact from restructuring activities; and
•Environmental and other costs from previously divested or non-operational sites and product lines.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Steam line incident costs (insurance proceeds), net.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2024	2023	2024	2023
Non-core items impacting earnings before interest and taxes:
Asset impairments, restructuring, and other charges, net	$30	$—	$41	$22
Cost of sales impact from restructuring activities	7	—	7	23
Environmental and other costs	—	—	16	13
Unusual item impacting earnings before interest and taxes:
Steam line incident costs (insurance proceeds), net	—	—	—	(8)
Total non-core and unusual items impacting earnings before interest and taxes	37	—	64	50
Less: Items impacting provision for income taxes:
Tax effect of non-core and unusual items	10	—	16	9
Interim adjustment to tax provision	(59)	3	(89)	17
Total items impacting provision for income taxes	(49)	3	(73)	26
Total items impacting net earnings attributable to Eastman	$86	$(3)	$137	$24

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

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

	Third Quarter		First Nine Months
(Dollars in millions)	2024	2023	2024	2023
Sales	$2,464	$2,267	$7,137	$7,003
Earnings before interest and taxes	329	256	929	825
Earnings before interest and taxes excluding non-core and unusual items	366	256	993	875

Sales revenue increased in third quarter 2024 compared to third quarter 2023 primarily due to higher sales volume. Sales revenue increased in first nine months 2024 compared to first nine months 2023 primarily due to higher sales volume, partially offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking across most end-markets. Lower selling prices were primarily due to lower raw material and energy prices and lower distribution prices.

EBIT excluding non-core and unusual items increased in third quarter 2024 compared to third quarter 2023 primarily due to higher sales volume, higher selling prices, and lower raw material and energy costs. These impacts were partially offset by higher SG&A expenses. EBIT excluding non-core and unusual items increased in first nine months 2024 compared to first nine months 2023 primarily due to higher sales volume and lower raw material and energy costs, net of lower selling prices. These impacts were partially offset by higher SG&A expenses.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$180	$1.53	$178	$1.49
Total non-core and unusual items, net of tax	27	0.23	—	—
Interim adjustment to tax provision	59	0.50	(3)	(0.02)
Adjusted net earnings	$266	$2.26	$175	$1.47

	First Nine Months
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$575	$4.86	$584	$4.89
Total non-core and unusual items, net of tax	48	0.41	41	0.34
Interim adjustment to tax provision	89	0.75	(17)	(0.14)
Adjusted net earnings	$712	$6.02	$608	$5.09
Cash provided by operating activities was $747 million in first nine months 2024 and $922 million in first nine months 2023.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Sales	$2,464	$2,267	$197	9%	$7,137	$7,003	$134	2%
Volume / product mix effect			186	8%			404	6%
Price effect			15	1%			(256)	(4)%
Exchange rate effect			(4)	—%			(14)	—%

Sales revenue increased in third quarter 2024 compared to third quarter 2023 primarily as a result of increases across all segments. Sales revenue increased in first nine months 2024 compared to first nine months 2023 as a result of increases in the AM and Fibers segments, partially offset by a decrease in the AFP segment. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Gross profit	$605	$484	25%	$1,736	$1,597	9%
Cost of sales impact of restructuring activities	7	—		7	23
Steam line incident costs (insurance proceeds), net	—	—		—	(8)
Gross profit excluding non-core and unusual items	$612	$484	26%	$1,743	$1,612	8%

Gross profit in third quarter and first nine months 2024 included inventory adjustments related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. Gross profit in first nine months 2023 included insurance proceeds from the steam line incident and accelerated depreciation resulting from the previously reported closure of an acetate yarn manufacturing facility in Europe in the Fibers segment. Excluding these non-core and unusual items, gross profit increased in third quarter 2024 compared to third quarter 2023 in all segments. Gross profit increased in first nine months 2024 compared to first nine months 2023 primarily as a result of increases in the AM and Fibers segments, partially offset by a decrease in the CI segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Selling, general and administrative expenses	$183	$160	14%	$554	$536	3%

SG&A expenses increased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily due to higher variable compensation costs partially offset by cost reduction initiatives.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Research and development expenses	$65	$60	8%	$184	$182	1%

R&D expenses increased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily due to strategic investment in innovation.

Asset Impairments, Restructuring, and Other Charges, Net

(Dollars in millions)	Third Quarter		First Nine Months
	2024	2023	2024	2023
Asset impairments	$5	$—	$5	$—
Severance charges	10	—	21	16
Site closure and other charges	15	—	15	6
Total	$30	$—	$41	$22

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 12, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2024	2023	2024	2023
Other components of post-employment (benefit) cost, net	$(5)	$(2)	$(14)	$(8)

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2024	2023	2024	2023
Foreign exchange transaction losses, net	$3	$3	$12	$8
(Income) loss from equity investments and other investment (gains) losses, net	(3)	—	(4)	5
Other, net	3	7	34	$27
Other (income) charges, net	$3	$10	$42	$40
Environmental and other costs	—	—	(16)	(13)
Other (income) charges, net excluding non-core item	$3	$10	$26	$27

Other (income) charges, net in first nine months 2024 and 2023 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding these non-core items, Other (income) charges, net decreased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily due to income from equity investments partially offset by increases in foreign exchange transaction losses. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Earnings before interest and taxes	$329	$256	29%	$929	$825	13%
Asset impairments, restructuring, and other charges, net	30	—		41	22
Cost of sales impact of restructuring activities	7	—		7	23
Steam line incident costs (insurance proceeds), net	—	—		—	(8)
Environmental and other costs	—	—		16	13
Earnings before interest and taxes excluding non-core and unusual items	$366	$256	43%	$993	$875	13%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2024	2023	Change	2024	2023	Change
Gross interest costs	$58	$64	(9)%	$174	$183	(5)%
Less: Capitalized interest	5	5		14	12
Interest expense	53	59		160	171
Less: Interest income	4	2		12	8
Net interest expense	$49	$57	(14)%	$148	$163	(9)%

Net interest expense decreased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily as a result of lower total borrowings and higher interest income.

Provision for Income Taxes

	Third Quarter				First Nine Months
	2024		2023		2024		2023
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$99	35%	$20	10%	$204	26%	$77	12%
Tax provision for non-core and unusual items (1)	10		—		16		9
Interim adjustment to tax provision (2)	(59)		3		(89)		17
Adjusted provision for income taxes and effective tax rate	$50	16%	$23	12%	$131	16%	$103	15%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Third quarter 2024 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2023 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Nine Months (1)
	2024	2023
Effective tax rate	26%	12%
Tax impact of current year non-core and unusual items (2)	2%	1%
Changes in tax contingencies and valuation allowances	(1)%	1%
Forecasted full year impact of expected tax events (3)	(11)%	1%
Forecasted full year adjusted effective tax rate	16%	15%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent and 14.5 percent in first nine months 2024 and 2023, respectively.
(2)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(3)Expected future tax events may include finalization of tax returns; federal, state, and foreign examinations or the expiration of statutes of limitation; and corporate restructurings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$180	$1.53	$178	$1.49
Non-core items, net of tax: (1)
Asset impairments, restructuring, and other charges, net	22	0.19	—	—
Cost of sales impact of restructuring activities	5	0.04	—	—
Interim adjustment to tax provision	59	0.50	(3)	(0.02)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$266	$2.26	$175	$1.47

	First Nine Months
	2024		2023
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$575	$4.86	$584	$4.89
Non-core items, net of tax: (1)
Asset impairments, restructuring, and other charges, net	30	0.27	18	0.14
Cost of sales impact of restructuring activities	5	0.04	20	0.17
Environmental and other costs	13	0.10	9	0.08
Unusual items, net of tax: (1)
Steam line incident costs (insurance proceeds), net	—	—	(6)	(0.05)
Interim adjustment to tax provision	89	0.75	(17)	(0.14)
Adjusted net earnings and diluted earnings per share attributable to Eastman	$712	$6.02	$608	$5.09
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
Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$787	$746	$41	5%	$2,330	$2,227	$103	5%
Volume / product mix effect			65	8%			210	9%
Price effect			(22)	(3)%			(97)	(4)%
Exchange rate effect			(2)	—%			(10)	—%

Earnings before interest and taxes	$100	$93	$7	8%	$335	$278	$57	21%
Asset impairments, restructuring, and other charges, net	18	—	18		18	—	18
Cost of sales impact of restructuring activities	4	—	4		4	—	4
Earnings before interest and taxes excluding non-core item	122	93	29	31%	357	278	79	28%
Sales revenue increased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily due to higher sales volume, partially offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking in consumer durables, and product growth of premium interlayers products.

EBIT in third quarter 2024 and first nine months 2024 includes asset impairments, restructuring, and other charges, net, and inventory adjustments, related to the planned closure of a solvent-based resins production line. For more information regarding asset impairments, restructuring, and other charges see Note 12, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
EBIT excluding non-core items increased third quarter 2024 compared to third quarter 2023 primarily due to $37 million higher sales volume and improved asset utilization, net of higher manufacturing costs associated with Kingsport methanolysis. These impacts were partially offset by $4 million higher SG&A expenses.

EBIT excluding non-core items increased in first nine months 2024 compared to first nine months 2023 primarily due to $88 million higher sales volume. This impact was partially offset by a $10 million unfavorable shift in foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$744	$670	$74	11%	$2,166	$2,194	$(28)	(1)%
Volume / product mix effect			77	11%			80	4%
Price effect			(2)	—%			(107)	(5)%
Exchange rate effect			(1)	—%			(1)	—%

Earnings before interest and taxes	$127	$105	$22	21%	$359	$369	$(10)	(3)%
Cost of sales impact of restructuring activities	3	—	3		3	—	3
Earnings before interest and taxes excluding non-core item	130	105	25	24%	362	369	(7)	(2)%

Sales revenue increased in third quarter 2024 compared to third quarter 2023 primarily due to higher sales volume and favorable mix in the functional amines and coatings additives product lines and the timing of heat transfer fluid projects.

Sales revenue decreased in first nine months 2024 compared to first nine months 2023 primarily due to lower selling prices, partially offset by higher sales volume and favorable mix. Lower selling prices were primarily attributed to lower raw material costs, including cost pass-through contracts. Higher sales volume and favorable mix was primarily attributable to the coatings additives and care additives product lines, partially offset by the reduction of heat transfer fluid projects.

EBIT in third quarter 2024 and first nine months 2024 includes inventory adjustments related to the planned closure of a solvent-based resins production line. For more information see Note 12, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.
EBIT excluding non-core items increased in third quarter 2024 compared to third quarter 2023 primarily due to $37 million higher sales volume, partially offset by $9 million SG&A expenses.
EBIT excluding non-core items decreased in first nine months 2024 compared to first nine months 2023 primarily due to $8 million higher SG&A expenses. Lower raw material and energy costs and distribution costs, net of lower selling prices were offset primarily by lower sales volume and higher manufacturing costs.
Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$593	$527	$66	13%	$1,631	$1,630	$1	—%
Volume / product mix effect			35	7%			79	5%
Price effect			32	6%			(77)	(5)%
Exchange rate effect			(1)	—%			(1)	—%

Earnings before interest and taxes	$43	$6	$37	>100%	$81	$87	$(6)	(7)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased in third quarter 2024 compared to third quarter 2023 primarily due to higher sales volume and higher selling prices. Sales revenue in first nine months 2024 was relatively unchanged compared to first nine months 2023 due to higher sales volume being offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking and improved market conditions in 2024. Fluctuations in selling prices were driven by changes in raw material and energy prices.

EBIT increased in third quarter 2024 compared to third quarter 2023 primarily due to $28 million higher selling prices, net of higher raw material and energy costs and $10 million lower manufacturing costs, including higher capacity utilization, partially offset by $5 million higher SG&A expenses.

EBIT decreased in first nine months 2024 compared to first nine months 2023 due to $33 million lower selling prices, net of lower raw material and energy costs. These impacts were partially offset by $28 million lower manufacturing costs, including higher capacity utilization.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2024	2023	$	%	2024	2023	$	%
(Dollars in millions)
Sales	$336	$323	$13	4%	$997	$949	$48	5%
Volume / product mix effect			6	2%			25	3%
Price effect			7	2%			25	3%
Exchange rate effect			—	—%			(2)	(1)%

Earnings before interest and taxes	$112	$109	$3	3%	$351	$280	$71	25%
Asset impairments, restructuring, and other charges, net	—	—	—		—	6	(6)
Cost of sales impact of restructuring activities	—	—	—		—	23	(23)
Earnings before interest and taxes excluding non-core items	112	109	3	3%	351	309	42	14%
Sales revenue increased in third quarter and first nine months 2024 compared to third quarter and first nine months 2023 primarily due to higher selling prices in acetate tow and higher sales volume in textiles.

EBIT in first nine months 2023 included asset impairments, restructuring, and other charges, net, and accelerated depreciation from a previously announced manufacturing facility closure. For more information regarding asset impairments, restructuring, and other charges, net see Note 12, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT increased in third quarter 2024 compared to third quarter 2023 primarily due to $7 million higher selling prices, partially offset by $5 million higher SG&A expenses.
EBIT excluding non-core items increased in first nine months 2024 compared to first nine months 2023 primarily due to $32 million higher selling prices and lower raw material and energy costs, and $11 million higher sales volume. These impacts were partially offset by $4 million higher SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
	2024	2023	2024	2023
(Dollars in millions)
Sales	$4	$1	$13	$3

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(43)	$(49)	$(155)	$(145)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	(4)	6	(12)
Asset impairments, restructuring, and other charges, net	(12)	—	(23)	(16)
Steam line incident (costs) insurance proceeds, net	—	—	—	8
Other income (charges), net not allocated to operating segments	—	(4)	(25)	(24)
Loss before interest and taxes	$(53)	$(57)	$(197)	$(189)
Asset impairments, restructuring, and other charges, net	12	—	23	16
Steam line incident costs (insurance proceeds), net	—	—	—	(8)
Environmental and other costs	—	—	16	13
Loss before interest and taxes excluding non-core and unusual items	(41)	(57)	(158)	(168)
Sales and costs related to growth initiatives, including the cellulosics biopolymer platform and circular economy, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other". First quarter 2024 also includes pre-production costs for the Kingsport methanolysis facility.

EBIT in third quarter and first nine months 2024 and first nine months 2023 included severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2023 and 2022, respectively. EBIT in third quarter and first nine months 2024 also includes growth and profitability improvement initiatives. Third quarter and first nine months 2024 and 2023 EBIT included environmental and other costs from previously divested or non-operational sites. In addition, first nine months 2023 included insurance proceeds from the steam line incident. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 12, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
United States and Canada	$1,032	$966	$66	7%	$2,995	$3,031	$(36)	(1)%
Europe, Middle East, and Africa	640	602	38	6%	1,949	1,946	3	—%
Asia Pacific	653	576	77	13%	1,807	1,654	153	9%
Latin America	139	123	16	13%	386	372	14	4%
Total Eastman	$2,464	$2,267	$197	9%	$7,137	$7,003	$134	2%

Sales revenue increased 9 percent in third quarter 2024 compared to third quarter 2023 primarily due to 8 percent higher sales volume across all regions, partially offset by lower selling prices in the Asia Pacific and Europe, Middle East, and Africa regions. Sales revenue increased 2 percent in first nine months 2024 compared to first nine months 2023 primarily due to 6 percent higher sales volume across all regions, partially offset by 4 percent lower selling prices across all regions.
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

	First Nine Months
(Dollars in millions)	2024	2023
Net cash provided by (used in)
Operating activities	$747	$922
Investing activities	(402)	(680)
Financing activities	(273)	(295)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net change in cash and cash equivalents	74	(54)
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$622	$439

Cash provided by operating activities decreased $175 million in first nine months 2024 compared to first nine months 2023 primarily due to higher working capital.

Cash used in investing activities decreased $278 million in first nine months 2024 compared to first nine months 2023 primarily due to lower capital expenditures primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities.

Cash used in financing activities decreased $22 million in first nine months 2024 compared to first nine months 2023, primarily due to higher net borrowings partially offset by higher treasury stock purchases. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company has off balance sheet, uncommitted accounts receivable factoring programs under which entire invoices may be sold to third-party financial institutions. The vast majority of these programs are without recourse. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in third quarter 2024 and 2023 were $703 million and $692 million, respectively, and $2.0 billion and $2.1 billion in first nine months 2024 and 2023, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $412 million and $397 million of these receivables would have been outstanding as of September 30, 2024 and December 31, 2023, respectively, had they not been sold under these factoring programs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At September 30, 2024, the Company's borrowings totaled $5.1 billion with various maturities. The Company expects to use a combination of available cash and debt proceeds to repay the $450 million principal of 3.80% notes due March 2025.

In third quarter 2024, the Company issued $500 million aggregate principal amount 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"). Proceeds from the sale of the 2029 Notes, net of original issue discounts and issuance costs, were $495 million. The Company also redeemed $250 million aggregate principal amount of the 3.80% notes due March 2025 (the "2025 Notes") during third quarter 2024. Redemption of the 2025 Notes resulted in immaterial gain on extinguishment of debt.

In second quarter 2024, the Company repaid the $43 million 7.625% debentures due June 2024 using available cash and debt proceeds. There were no debt extinguishment costs associated with the repayment of this debt.

In first quarter 2024, the Company repaid the $198 million 7.25% debentures due January 2024 using available cash. There were no extinguishment costs associated with the repayment. In first quarter 2024, the Company also issued $750 million aggregate principal amount of 5.625% notes due February 2034 in a registered public offering (the "2034 Notes"). Proceeds from the sale of the 2034 Notes, net of original issue discounts and issuance costs, were $742 million.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

In first quarter 2024, purchase obligations in the 2029 and beyond period decreased by approximately $1.5 billion as a result of exiting an agreement with a supplier after contract negotiations. Eastman had remaining debt and other commitments at September 30, 2024 totaling approximately $10.7 billion over a period of approximately 30 years.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At September 30, 2024 and December 31, 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In third quarter 2024, the Company repaid $250 million of the $500 million five-year term loan (the "2027 Term Loan"). In first quarter 2024, the Company repaid the $300 million two-year term loan (the "2024 Term Loan"). There were no extinguishment costs associated with the repayments of either loan. The outstanding balance on the 2027 Term Loan was $249 million at September 30, 2024 and $499 million at December 31, 2023, with variable interest rates of 6.07% and 6.58%, respectively. The 2027 Term Loan is subject to interest at varying spreads above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2024 and December 31, 2023. The total amount of available borrowings under the Credit Facility was $1.5 billion as of September 30, 2024.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Debt

	September 30,	December 31,
(Dollars in millions)	2024	2023
Total borrowings	$5,054	$4,846
Less: Cash and cash equivalents	622	548
Net debt (1)	$4,432	$4,298
(1)Includes non-cash increase of $8 million and $20 million in 2024 and 2023, respectively, resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $420 million and $649 million in first nine months 2024 and 2023, respectively. Capital expenditures in first nine months 2024 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects. The Company expects that 2024 capital expenditures will be approximately $625 million.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). During third quarter and first nine months 2024, the Company repurchased 1,018,269 and 2,018,274 shares of common stock, respectively, for $100 million and $200 million, respectively. As of September 30, 2024, a total of 10,629,023 shares have been repurchased under the 2021 authorization for $985 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

At September 30, 2024, a 10 percent fluctuation in the euro currency rate would have had a $228 million impact on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2023 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2024, a total of 10,629,023 shares have been repurchased under the 2021 authorization for $985 million. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. During third quarter and first nine months 2024, the Company repurchased 1,018,269 and 2,018,274 shares of common stock, respectively, for $100 million and $200 million, respectively. For additional information, see Note 10, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
July 1-31, 2024	30,000	$102.71	30,000	$1.612	billion
August 1-31, 2024	485,455	$96.65	485,455	$1.565	billion
September 1-30, 2024	502,814	$99.44	502,814	$1.515	billion
Total	1,018,269	$98.21	1,018,269
(1)Average price paid per share reflects the weighted average purchase price paid for shares.

ITEM 5.    OTHER INFORMATION

(c) Director and Officer Trading Arrangements

A portion of our directors’ and officers’ compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions involving Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company’s Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company’s securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. The Company’s Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.

The following table describes the contracts, instructions or written plans for the purchase or sale of securities adopted by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three months ended September 30, 2024, that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). No other Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by Regulation S-K Item 408(c)) were entered into or terminated by our directors or officers during such period.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Expiration Date of Rule 10b5-1 Trading Plan (1)	Aggregate Number of Securities to be Purchased or Sold
Adrian Holt Senior Vice President and Chief Human Resources Officer	8/5/2024	8/1/2025	Sale of up to 4,869 shares of common stock
Christopher M. Killian Senior Vice President and Chief Technology Officer	8/6/2024	7/31/2025	Sale of up to 5,310 shares of common stock
(1)The plan duration is until the date listed in this column or such earlier date upon the completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.000% Notes due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 1, 2024

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2024

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2024

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2024

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2024

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Denotes exhibit filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 1, 2024	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer