Form 10-K
period 2024-12-31
EASTMAN CHEMICAL CO
filed 2025-02-14
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value (based upon the $97.97 closing price on the New York Stock Exchange on June 28, 2024) of the 114,432,187 shares of common equity held by non-affiliates as of December 31, 2024 was $11,210,921,360 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2024 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 115,168,382 shares of common stock of the registrant were outstanding at December 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

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
PART IIPART III

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

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty materials company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 36 manufacturing facilities and has equity interests in three manufacturing joint ventures in 12 countries that supply products to customers throughout the world. See "Properties" in Part I, Item 2 of this Annual Report on Form 10-K (this "Annual Report"). The Company's headquarters and largest manufacturing facility are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions with a commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. See "Business Segments".

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

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms, scale advantage, and sustainability macrotrends form the foundation of the Company's research and development ("R&D") and innovation initiatives. Molecular recycling technologies continue to be an area of investment focus for the Company and extend the level of differentiation afforded by its world class technology platforms. Eastman began operating one of the world's largest molecular recycling facilities in 2024. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-users' products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, are transforming Eastman into a global specialty materials company that enhances the quality of life in a material way. The Company's impact is evidenced by recycling technology that allows for waste to be used as building blocks in several Eastman products, branded with "Renew". As a global specialty materials company, management continuously evaluates the Company's business and operations to improve cost structure, increase investment in growth, and strengthen execution capabilities, including specific initiatives to transform operations, work processes and systems, and business structure alignment, scale, and integration.

In 2024, the Company reported sales revenue of $9.4 billion, earnings before interest and taxes ("EBIT") of $1.3 billion, and net earnings attributable to Eastman of $905 million. Diluted earnings per share were $7.67. Net cash provided by operating activities was $1.3 billion. Excluding non-core and unusual items, adjusted EBIT was $1.3 billion and adjusted diluted earnings per share were $7.89. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for a reconciliation of financial measures under accounting principles generally accepted in the United States ("GAAP") to non-GAAP financial measures, description of excluded items, and related information. For Company sales revenue by end-use market, see Exhibit 99.01 "2024 Company and Segment Sales Revenue by End-Use Market" of this Annual Report. Approximately 60 percent of 2024 sales revenue was generated from outside the United States and Canada region. For additional information regarding sales by customer location and by segment, see Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment", and "Sales by Customer Location" in Part II, Item 7 of this Annual Report.

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
•Naia™, a biodegradable and compostable cellulosic biopolymer fiber product for the apparel market developed from proprietary cellulosic materials that are approximately 60 percent biopolymer derived, and Naia™ Renew, approximately 60 percent biopolymer and 40 percent waste plastics derived;
•Aventa™, a biodegradable and compostable cellulosic biopolymer that is approximately 60 percent bio-content derived, and Aventa™ Renew, approximately 60 percent bio-derived and 40 percent recycled plastic derived, both used in food service and food packaging applications. Aventa™ is both home and industrially compostable and does not persist in the environment as a microplastic;
•Esmeri™, a cellulosic biopolymer for personal care applications including color cosmetics, sunscreens, and facial lotions;
•Solus™, a biodegradable paper coating additive that enhances the end of life of packaging used in food service;
•Saflex™ innovations in both the automotive and building and construction markets including: Saflex™ Horizon Vision, a next generation polyvinyl butyral ("PVB") interlayer product, for advanced Head-up Displays ("HUD") systems, enhancing virtual image and field of view; Saflex™ Evoca, a new platform for electrical vehicle glazing, offering acoustic, solar, or color options to design; and Saflex™ LiteCarbon Clear, a premium PVB interlayer that reduces the embodied carbon of laminated glass elements while maintaining the construction of safe buildings; and
•Performance films innovations in automotive and architectural window films and paint protection films and expanded adoption of Eastman CORE™, a software platform that provides automotive dealership groups and professional installers access to shop management and automotive film patterns to improve installation quality and customer experience.

Sustainability and Circular Economy

Central to Eastman's innovation-driven growth model is management's dedication to enhance the quality of life in a material way with an ongoing commitment to sustainability.

The Company's long history of technical expertise in chemical processes and polymer science positions it to provide innovative solutions to some of the world's most complex problems. One example is Eastman's contribution to the development of a more "circular economy". A circular economy focuses on making the most of the world's resources - minimizing waste and maximizing value - by providing end-of-life solutions to reduce, reuse, and recycle products and materials. This keeps materials in use and decouples growth from scarce resource consumption, while allowing economic development and improvement in quality of life. The Company's sustainable innovation initiatives include biodegradation, molecular recycling, and strategic collaborations with end-user markets. The Company continues the use of its unique platform of solutions to address the challenges of plastic waste in the environment with advanced circular recycling, or molecular recycling, including carbon renewal and polyester renewal technologies. Together, these technologies allow the Company to use plastic waste, such as polyester carpet and waste rejected from mechanical recyclers, colored strapping, and bottles, as feedstock to lower greenhouse gas ("GHG") emissions compared to traditional processes. Eastman's scale and integration provide a unique opportunity to accelerate the use of these molecular recycling technologies and make a meaningful positive impact on the environment.

Management approaches sustainability as a source of competitive strength by focusing its innovation strategy on opportunities where disruptive macro trends align with the Company's differentiated technology platforms. Applications development capabilities are used to develop innovative products, applications, and technologies that enable customers' development and sale of sustainable products. Eastman's sustainability-related growth initiatives include targeted product and process innovation that focuses on enhancing product health and safety, end-use product durability, recyclability, and reducing material usage, while lowering GHG emissions associated with climate change. Eastman has focused on communication and collaboration with stakeholders, including policymakers and other interested parties, to build support for the concepts of molecular recycling and mass balance accounting (an accepted and certified protocol by International Sustainability & Carbon Certification ("ISCC") that documents and tracks recycled content through complex manufacturing systems). Eastman has committed to reduce its absolute scope 1 (direct GHG emissions occurring from sources that are owned by Eastman) and scope 2 (indirect GHG associated with the purchase of electricity, steam, heat, or cooling as a result of Eastman's energy use) emissions by approximately one-third by 2030, measured from the Company's 2017 baseline year, in order to achieve carbon neutrality by 2050, and to innovate to provide products that enable energy savings and GHG emissions reductions to customers and end-users.

Eastman focuses on the triple challenge of climate change, plastic waste, and a growing population through its aligned innovation pillars of Circularity, Caring for Society, and Climate. Examples of Eastman sustainable solutions within identified disruptive macro trends include:

Innovation Pillar
Growth Platform by Segment	Circularity	Caring For Society	Climate

Advanced Materials
Specialty Plastics Circular Economy (Eastman Renew)	x	x	x
Next-Generation Copolyester Innovation	x	x
Saflex™ Evoca™ for Electric Vehicles (1)		x	x
Window and Paint Protection Films			x
Additives & Functional Products
Tetrashield™ Protective Resin Systems (2)		x
Esmeri™ Personal Care Micropowder Ingredient (3)	x		x
Fibers
Naia™ Filament Growth	x		x
Other
Aventa™ Compostable Materials (4)	x	x	x
(1)Saflex™ Evoca™ interlayers improves acoustic performance, provides lightweight alternatives for windshields, and helps mitigate solar heat to increase maximum driving range and reduce strain on air conditioning systems in electric vehicles.
(2)Tetrashield™ performance polyester resins, based on proprietary monomer technology, have improved health, safety, and performance features for food and beverage packaging and industrial powder coatings.
(3)Esmeri™ is a cellulosic biopolymer for personal care applications including color cosmetics, sunscreens, and facial lotions.
(4)Aventa™, a biodegradable and compostable cellulosic biopolymer, replaces single-use, traditional materials in food packaging and quick-service restaurants such as straws, cutlery, and protein trays.

Eastman is positioned to enhance the quality of life in a material way with its sustainable solutions. The Company's expertise and scalability within the Circular Economy platform allows true material to material recycling with an infinite loop and no compromise to quality. The Company's technologies create drop-in replacements for existing products by breaking down hard-to-recycle plastic waste feedstock to a molecular level and upcycling it back to food-grade products. This platform is further differentiated as it is able to reduce GHG emissions by up to 90 percent, including avoided emissions, when comparing to materials made from fossil feedstocks.

These strengths have enabled the Company to achieve significant milestones in 2024 within the Circular Economy platform, including:
•Operating one of the world's largest molecular recycling facilities;
•Serving its customers with "Renew" branded polyester products, enabling them to meet their sustainability goals; and
•Being selected by the U.S. Department of Energy for up to a $375 million supporting investment to build a world scale Methanolysis facility in Longview, Texas.

FINANCIAL STRATEGY

In its management of the Company's businesses and growth initiatives, management is committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Management believes maintaining a financial profile that supports a solid investment grade credit rating is important to its long-term strategy and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include paying the quarterly dividend, funding targeted growth opportunities, repurchasing shares, and acquiring bolt-on acquisitions. Management expects that the combination of continued stable cash flow generation, a strong balance sheet, and sufficient liquidity will continue to provide flexibility to pursue growth initiatives.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Advanced Interlayers
Saflex™ Saflex™ Q Series Saflex™ HUD interlayer products	standard PVB sheet premium PVB sheet	Sekisui Chemical Co., Ltd. Kuraray Co., Ltd. Kingboard (Fo Gang) Specialty Resins Limited Chang Chun Petrochemical Co., Ltd.	polyvinyl alcohol butyraldehyde 2-ethyl hexanol ethanol triethylene glycol vinyl acetate monomer	transportation (automotive safety glass, automotive acoustic glass, and HUD) building and construction (PVB for architectural interlayers)
Performance Films
LLumar™ Flexvue™ SunTek™ V-KOOL™ Gila™	window films and protective films products for aftermarket applied films	XPEL, Inc. 3M Company Saint-Gobain S.A.	polyethylene terephthalate film aliphatic thermoplastic polyurethane film	transportation (automotive after- market window films and paint protection films) building and construction (residential and commercial window films) health and wellness (medical)
Specialty Plastics
Tritan™ copolyesters Eastar™ copolyesters Spectar™ copolyesters Embrace™ copolyesters Visualize™ Eastman Aspira™ family of resins Treva™	standard copolyesters premium copolyesters cellulosic biopolymers molecular-recycled copolyesters	S.K. Chemical Industries Sichuan Push Acetati Company Limited Daicel Chemical Industries Ltd. Covestro AG Trinseo S.A. Saudi Basic Industries Corporation	paraxylene ethylene glycol cellulose purified terephthalic acid waste plastics and textiles	consumables (consumer packaging, cosmetics packaging, in-store fixtures and displays) durable goods (consumer housewares and appliances) health and wellness (medical) electronics (displays)
See Exhibit 99.01 for AM segment revenue by end-use market.
Strategy

Management applies Eastman's innovation-driven growth model in the AM segment by leveraging innovation and technology platforms to develop new and multi-generational products and applications to help facilitate AM segment growth and leverage its manufacturing capacity. The AM segment is positioned to benefit from Eastman polyesters and acetyl streams sustainability innovations by leveraging molecular recycling technologies to enable various waste plastics to be recycled into specialty plastics products marketed and sold under the "Renew" product designations. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy". The segment continues to expand its portfolio of higher margin products in attractive end-markets. Through Eastman's advantaged asset position and expertise in applications development, management believes that the AM segment is well positioned for future growth. The advanced interlayers product lines, including acoustic and HUD sheet interlayer products, leverage Eastman's global presence to supply industry leading innovations to automotive and architectural end-markets by collaborating with global and large regional customers. In the performance films product lines, management believes it has one of the largest distribution and dealer networks which, when combined with its industry leading technologies and recognized brands, positions Eastman for further growth, particularly in leading automotive markets such as North America and Asia. The segment's product portfolio is aligned with underlying energy efficiency trends in both automotive and architectural markets.

The AM segment expects to continue to improve its product mix from increased sales of premium products, including Tritan™ copolyester, Tritan™ Renew, Visualize™ material, Saflex™ Q acoustic series, Saflex™ HUD interlayer products, LLumar™, V-KOOL™, and SunTek™ window and protective films.

In 2024, the AM segment:
•achieved key milestones within the Circular Economy platform (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity");

•continued adoption of polyester renewal technology for products, including Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear, and power tools;
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications, including LLumar™ Protective Wrap Film which integrates the look of car wraps with the resilience of paint protection film, helping elevate vehicle protection; and
•launched Saflex™ LiteCarbon Clear, a premium polyvinyl butyral interlayer that reduces the embodied carbon of laminated glass elements while maintaining the construction of safe buildings, and Saflex Evoca™, a new platform designed to upgrade the glazing potential in electric vehicles that offers acoustic, solar or color options to assist in electric vehicle design.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Care Additives
Alkylamine derivatives Organic acids and derivatives Cellulosic biopolymers	amine derivative-based building blocks for production of flocculants intermediates for surfactants metam-based soil fumigants organic acid-based solutions	BASF SE Huntsman Corporation Corteva, Inc. Argo-Kanesho Co., Ltd. Bayer AG Adisseo	alkylamines acrylonitrile alcohols methanol ethylene oxide carbon disulfide ("CS2") caustic soda	water treatment personal and home care pharmaceuticals agriculture and crop protection gut health solutions preservation and hygiene
Coatings Additives
Polymers cellulosics Tetrashield™ polyesters polyolefins Additives and Solvents Texanol™ Optifilm™ ketones esters EastaPure™ electronic chemicals	specialty coalescents, specialty solvents, paint additives and specialty polymers	BASF SE Dow Inc. OQ Chemicals Celanese Corporation Alternative Technologies	wood pulp propane propylene
building and construction (architectural coatings)
transportation (OEM) and refinish coatings
durable goods (wood, industrial coatings and applications)
consumables (graphic arts, inks, and packaging)
electronics

Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE Arclin Inc. US Amines Limited OQ Chemicals	methanol ammonia acetone ethanol butanol	agrochemicals energy consumables water treatment industrial intermediates
Specialty Fluids & Energy
Therminol™ Turbo oils Skydrol™ SkyKleen™ Marlotherm™	heat transfer and aviation fluids	Dow Inc. Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	industrial chemicals and processing (heat transfer fluids for chemical processes) renewable energy commercial aviation
See Exhibit 99.01 for AFP segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts in end-markets such as food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics. Management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, Eastman BPA-NI Tetrashield™ protective resins enable metal packaging coatings formulation with a unique balance of durability and flexibility, improving performance, regulatory compliance, shelf life, and consumer safety. Such protective resins can also be used in protective coatings, industrial coatings, and automotive coatings. The Company is also developing solutions to address the environmental challenges caused by non-biodegradable microplastics in personal care products by leveraging its world-class biodegradable cellulosic biopolymer technology platform in biodegradable micropowders for personal care applications.

In 2024, the AFP segment:
•launched electronic grade isopropyl alcohol ("IPA"), the latest addition to the EastaPure™ electronic chemicals line, that offers U.S. semiconductor manufacturers a domestically made solvent as reliable in quality as it is in supply;
•introduced Eastman Esmeri™, a biodegradable cellulosic biopolymer non-persistence personal care ingredient delivering consumer expectations with enhanced performance and ecofriendly benefits;
•introduced Solus™, a biodegradable paper coating additive that enhances the end of life of packaging in food service, by co-creating a flexible, food-safe packaging solution with a specialty papers producer; and
•invested in manufacturing capabilities in Europe, Middle East, and Africa and Asia Pacific regions to support market growth for pharmaceutical applications and wastewater treatment market growth, respectively.

CHEMICAL INTERMEDIATES SEGMENT

Overview

Eastman leverages large scale and vertical integration from the cellulosic biopolymers and acetyl and olefins streams to support the Company's specialty operating segments with advantaged cost positions. The CI segment sells excess intermediates beyond the Company's internal specialty needs into end-markets such as industrial chemicals and processing, building and construction, health and wellness, and food and feed. Key technology platforms include acetyls, oxos, and plasticizers.

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

Several CI segment product lines are affected by cyclicality, most notably olefin and acetyl-based products. This cyclicality is caused by periods of supply and demand imbalance, when either incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Management has recently taken steps to reduce the impact of the trough of these cycles, including the use of refinery-grade propylene ("RGP") in the feedstock mix, resulting in reduced participation in the merchant ethylene market and the divestiture of its Texas City Operations in 2023. Future results are expected to fluctuate due to both general economic conditions and industry supply and demand.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters Organic acids and derivatives	Olefin derivatives, acetyl derivatives, ethylene, commodity solvents	Lyondell Bassell, BASF SE Dow Inc. OQ Chemicals Celanese Corporation Lonza Ineos Group Holdings S.A	propane ethane propylene coal natural gas paraxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168™ Dioctyl phthalate ("DOP") Benzoflex™ TXIB™ Effusion™	primary non- phthalate and phthalate plasticizers and a range of niche non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Lanxess AG	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)
See Exhibit 99.01 for CI segment revenue by end-use market.

Strategy

To maintain and enhance its status as a low-cost producer and optimize earnings, the CI segment continuously focuses on cost control, operational efficiency, and capacity utilization. This includes focusing on products used internally by other operating segments, thereby supporting growth in specialty product lines throughout the Company, and also external licensing opportunities. Through the CI segment, the Company has leveraged the advantage of its highly integrated manufacturing facilities. Scale at the Kingsport, Tennessee manufacturing facility allows for competitive advantage in the production of acetic anhydride and other acetyl derivatives. At the Longview, Texas manufacturing site, Eastman uses its proprietary oxo technology in one of the world's largest single-site oxo butyraldehyde manufacturing facilities to produce a wide range of alcohols and other derivative products utilizing local propane and ethane supplies and purchased propylene. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the CI segment product lines to remain cost competitive and, for some products, cost-advantaged as compared to competitors. Use of RGP in the feedstock mix of the olefin cracking units at the Longview, Texas manufacturing site reduces the amount of other purchased feedstocks. This results in a decrease in ethylene production and excess ethylene sales while maintaining historical levels of propylene production, providing flexibility to reduce participation in the merchant ethylene market, and retaining a cost-advantaged integrated propylene position to support specialty derivatives throughout the Company.

FIBERS SEGMENT

Overview

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic filament yarn and staple fibers for use in apparel under the brand Naia™, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.

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

The 10 largest Fibers segment customers accounted for approximately 60 percent of the segment's 2024 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Acetate Tow
Estron™	cellulose acetate tow	Celanese Corporation Cerdia International Daicel Corporation Jinan Acetate Chemical	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Acetate Yarn and Fiber
Naia™ Estron™	natural (undyed) acetate yarn solution dyed acetate yarn staple fiber	UAB Dirbtinis Pluostas Lenzing AG Aditya Birla Group	wood pulp methanol high sulfur coal waste plastics and textiles	consumables (apparel, home furnishings, and industrial fabrics) health and wellness (medical tape)
Acetyl Chemical Products
Estrobond™	triacetin cellulose acetate flake acetic acid acetic anhydride	Daicel Corporation Celanese Corporation Cerdia International Jinan Acetate Chemical	wood pulp methanol high sulfur coal	filtration media (primarily cigarette filters)
Nonwovens
Nonwovens	wetlaid nonwoven media specialty and engineered papers cellulose acetate fiber	Hollingsworth and Vose Company Lydall, Inc. BorgWarner Inc.	natural and synthetic fibers inorganic and metallic additives resins	filtration and friction media for transportation industrial agriculture and mining aerospace markets

Strategy

Management applies the innovation-driven growth model to the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated gasification facility and is the largest and most integrated acetate tow site in the world. The Fibers segment also expects to benefit from Eastman's recently developed carbon renewal technology, which enables the substitution of fossil fuel feedstock with recycled waste content. Products using this technology are marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy". The Company contractually supplies acetate flake raw material to the manufacturing facility of its acetate tow joint venture in China from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. The Company's focus on innovation has resulted in repurposing some of its acetate tow manufacturing capacity to fibers products for textiles, resulting in increased capacity utilization and lower acetate tow costs.

To meet customers' evolving needs and further improve the Fibers segment's manufacturing process efficiencies, the Company leverages proprietary cellulosic biopolymers and spinning technology, optimizing asset productivity through process improvement, selecting product innovation in response to acetate tow customer needs, and working with suppliers to reduce costs. For textiles, the Fibers segment is offsetting declines in acetate tow through investments in differentiated application development capabilities and new product innovations, including circular solutions, to drive growth in textiles and apparel of Naia™ yarns and fibers.

In 2024, the Fibers segment:
•continued to benefit from and execute multi-year raw material and energy cost pass-through contracts across the acetate tow customer base;
•commercialized Naia™ Renew Enhanced Sustainability, an offering sourced from 60 percent recycled content with a global fashion brand known for its sustainability focus; and

•reached over 70 signed trademark licensing agreements with high profile brands ranging from major multinational fashion brands to sustainable champions in outdoor clothing.

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

Sales, Marketing, and Distribution

Eastman markets and sells products primarily through a global marketing and sales organization that has a presence in the United States and approximately 30 other countries, selling into more than 100 countries around the world. The Company focuses its market engagement on attractive niche markets, leveraging disruptive macro trends, and market activation throughout the value chain with both customers and downstream users. Eastman's strategy is to target industries and markets where the Company can leverage its application development expertise to develop product offerings to provide differentiated value that address current and future customer and market needs. The Company's strategic marketing approach and capabilities leverage the Company's insights about trends, markets, and customers to drive development of specialty products. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

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

Research and Development

Management applies its innovation-driven growth model by leveraging the Company's world class scalable technology platforms, such as cellulosic biopolymers and polyesters, that provide a competitive advantage and the foundation for sustainable earnings growth. The Company's R&D strategy for sustainable growth through innovation includes multi-generational product development for specialty products, faster and more differentiated product development by leveraging global application development capabilities, and the creation of value through integration of multiple technology platforms. The Company's innovation strategy is guided by the need to provide timely and practical solutions to sustainability macro-drivers that will improve the quality of life globally through material solutions. This strategy has been accelerated by investment in global differentiated application development capabilities that position Eastman as a strategic customer partner driving success within attractive niche markets. See examples of recent product and technology innovations in "Corporate Overview - Business Strategy - Innovation".

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
•In the cellulosic biopolymers and acetyl stream, the Company begins with gasification of fossil fuels with oxygen. The resulting synthesis gas is converted into acetic acid and acetic anhydride. Cellulosic biopolymers derivative manufacturing at the Company begins with natural polymers, sourced from sustainably-managed forests, which, when combined with acetyl and olefin chemicals, provide differentiated product lines. Through a recent recycling innovation, carbon renewal technology is now enabling the recycling of complex plastics to serve as the basic building blocks of Eastman's cellulosic product stream. The major end-markets for products from the cellulosic biopolymers and acetyl stream include coatings, displays, and thermoplastics.
•In the alkylamines stream, the Company begins with ammonia and alcohol feedstocks to produce methylamines and higher alkylamines, which can then be further converted into alkylamine derivatives. The Company's alkylamines products are primarily used in agriculture, water treatment, consumables, and oil and gas end-markets.
•In the olefins stream, the Company primarily focuses on propylene derivatives through its world-class Oxo catalyst technology. This technology is used to produce numerous derivative products converted for end-uses in the food industry, health and beauty products, detergents, and automotive products. Underlying this technology is the Company's low-cost propylene position created through the combination of propylene-centric hydrocarbon cracking, RGP processing, and cost-advantaged purchase agreements.

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

Sources and Availability of Raw Materials and Energy

Eastman purchases a majority of its key raw materials and energy through different contract mechanisms, generally of one to three years in initial duration, with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase; however, from time to time, Eastman uses derivative financial instruments for certain key raw materials to mitigate the impact of market price fluctuations. Key raw materials include paraxylene, propane, propylene, cellulosic biopolymers, polyvinyl alcohol, methanol, fatty alcohol, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy sources and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessments and benchmarking, as part of its supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and reduce cost and has contingency plans to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, supply chain disruption, global pandemics, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have been in the past, and may be in the future, adversely affected by these factors. See "Risk Factors" in Part I, Item 1A of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 45 percent in 2024. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Intellectual Property, Trademarks, and Licensing

While Eastman's intellectual property portfolio is an important Company asset that it expands and vigorously protects globally through a combination of patents, trademarks, copyrights, and trade secrets, its business is not substantially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 800 active United States patents, approximately 1,700 active foreign patents, and over 4,500 active worldwide trademark applications and registrations. Domestic and foreign patents within the Company's portfolio are subject to various expiration dates, depending on the dates they were originally filed and laws governing patent terms and extensions thereof in applicable jurisdictions. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Risk Factors" in Part I, Item 1A of this Annual Report.

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

The Company's focus on well-being also includes physical, emotional, and financial health of employees and their families, with on-site and on-demand resources such as fitness classes, health coaches, and financial counselors. The Company regularly reviews its benefits equity to better understand the needs of its employees in the current environment. Through this work, the Company continues to explore new ways to make benefits more attractive in an evolving talent marketplace. The Company also continues to provide global flexibility principles and resources to emphasize the importance of balancing work and personal responsibilities.

Breakthroughs require creativity and unconventional ideas, and that takes diverse perspectives and an environment that empowers everyone to speak their mind and add value, so their ideas are translated into plans and actions. As Eastman develops new products to meet today's most pressing needs, the Company inspires innovative ideas by making every team member feel valued and empowered to do their best work. Building an inclusive workplace, powered by a global employee population of approximately 14,000 people worldwide is key to promoting innovation and driving results.

The table below shows the percentage of the Company's global employee population by region.

United States and Canada	73%
Europe, Middle East, and Africa	14%
Asia Pacific	10%
Latin America	3%
Total	100%

To execute the growth strategy, the Company needs to attract, develop, and retain people of all backgrounds, cultures, and experiences. Eastman believes transparency is an important part of creating accountability and driving progress. In 2024, the Company's female representation globally was 40 percent in professional level roles, 29 percent in leadership roles, and 22 percent at the executive level. In the United States, the Company's racially and ethnically diverse talent was 15 percent in professional level roles, 13 percent in leadership roles, and 11 percent at the executive level. The non-employee directors of Eastman's Board of Directors are 40 percent female and 30 percent racially and ethnically diverse. See "Information About our Executive Officers" in Part I of this Annual Report and "Directors, Executive Officers and Corporate Governance"— "Election of Directors" in Part III, Item 10 of this Annual Report for more information.

Eastman Resource Groups ("ERGs") are uniquely positioned to help ensure every team member feels valued, respected, and able to perform at their full potential. Chaired by a team member and sponsored by a senior executive, each ERG is dedicated to helping its members grow professionally and maximize business contributions. All Eastman team members are encouraged to join or participate in any or multiple ERGs.

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

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2024 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2024.

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

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with available technology. In some cases, applicable environmental regulations such as those adopted under the United States' Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies determine the timing and amount of environmental costs incurred by the Company. Likewise, any new legislation or regulations related to GHG emissions, energy or climate change, or the repeal of such legislation or regulations, could impact the timing and amount of environmental costs incurred by the Company.

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

Eastman's cash expenditures related to environmental protection and improvement were $307 million, $314 million, and $300 million in 2024, 2023, and 2022, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $70 million, $65 million, and $60 million in 2024, 2023, and 2022, respectively.

Health and Safety

Eastman places a strong emphasis on the health, safety, and well-being of its employees. Eastman's commitment to a "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that its employees are operating responsibly, accountably, and safely. See "Human Capital". Under the U.S. Occupational Safety and Health Act of 1970, as administered by the Occupational Safety and Health Administration ("OSHA"), some of the Company's operations are subject to workplace standards under OSHA's Process Safety Management program. From time to time, the Company may incur significant capital expenditures to maintain compliance with the requirements of this program.

Available Information - Securities and Exchange Commission ("SEC") Filings

Eastman makes available free of charge, in the Investors section of its Internet website at www.eastman.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Additionally, the Company routinely posts additional important information, including press releases, on its website and recognizes its website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor the Company's website in addition to its SEC filings and public webcasts. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report.

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

The Company's business and operating results are impacted by global recessions, and the related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, increasing interest rates, and other challenges that impacted the global economy. Similarly, as a company that operates and sells products worldwide, uncertainty in the global economy, labor market, and capital markets (including impacts from inflation, higher interest rates, and subsequent changes and disruptions in business, political, and economic conditions) have impacted and may adversely impact demand for and the costs of certain Eastman products and accordingly results of operations, and may adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms and negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

The Company's substantial global operations subject it to risks of doing business in other countries that could adversely impact its business, financial condition, and results of operations.

More than half of Eastman's sales for 2024 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions. Fluctuations in currency exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. Volatility or unfavorable movements in currency exchange rates may adversely impact Eastman's financial condition or cash flows. Although the Company employs a variety of techniques to mitigate the impact of exchange rate fluctuations, there cannot be a guarantee that such hedging and risk management strategies will be effective, and Eastman's results of operations could be adversely affected.

The U.S. and foreign countries may also adopt or increase restrictions on foreign trade or investment, including currency exchange controls, tariffs or other taxes, or limitations on imports or exports (including recent and proposed changes in U.S. trade policy and resulting retaliatory actions by other countries, including China, which may increasingly reduce demand for and increase costs of impacted products or result in U.S.-based trade counterparties limiting trade with U.S.-based companies or non-U.S. customers limiting their purchases from U.S.-based companies). Certain legal and political risks are also inherent in the operation of a company with Eastman's global scope. For example, it may be more difficult for Eastman to enforce its agreements or collect receivables through foreign legal systems. There is also a risk that foreign governments may nationalize private enterprises in certain countries where Eastman operates. Also, changes in general economic and political conditions in countries where Eastman operates are a risk to the Company's financial performance. As Eastman continues to operate its business globally, its success will depend, in part, on its ability to anticipate and effectively manage and mitigate these and other related risks. There can be no assurance that the consequences of these and other factors relating to its multinational operations will not have an adverse impact on Eastman's business, financial condition, or results of operations.

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

In addition, as a chemical and materials manufacturing company, efficient inventory management is also a critical component of Eastman's business success. If inventory management decisions do not accurately forecast customer demand, buying trends and patterns, or seasonality, the Company may have to recognize unanticipated expenses or make pricing adjustments to dispose of the excess inventory, which can adversely impact Eastman's financial results.

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

From time to time, Eastman is involved in various legal proceedings or other commercial disputes and other legal and regulatory proceedings relating to its business. Due to the inherent uncertainties of litigation, commercial disputes, including claims related to product quality, defects, or use, or other legal or regulatory proceedings, management cannot accurately predict their ultimate outcome, including the outcome of any related appeals. Although management establishes reserves based on the assessment of contingencies related to legal claims asserted against the Company, subsequent developments may affect its assessment and estimates of the loss contingency recorded as a reserve and require payments in excess of the Company's reserves, which could have an adverse effect on Eastman's business, financial conditions, and results of operations. Although the Company maintains liability insurance coverage, potential litigation claims could be excluded, limited by self-insured retentions, or exceed coverage limits under the terms of the Company's insurance policies.

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

The Company may be subject to indemnity claims relating to properties or businesses it has divested or acquired.

In connection with the sale of certain properties and businesses, Eastman has agreed to indemnify the purchasers of such properties for certain types of matters, including unknown contingent liabilities for environmental matters or tax liabilities. In addition, the Company has assumed liabilities related to certain properties it has acquired. With respect to environmental matters, the discovery of contamination arising from properties that the Company has divested or acquired may expose it to liability for environmental matters, including indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. Eastman may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments.

Certain agreements by which the Company has acquired companies require the former owners to indemnify Eastman against certain liabilities related to the operation of those companies prior to Eastman's acquisition. Similarly, the purchasers of the Company's disposed operations may, from time to time, agree to indemnify it for operations of such businesses after the closing. There can be no assurance that the indemnity agreements will be sufficient to protect Eastman against the full amount of any liabilities that may arise, or that the indemnitors will be able to fully satisfy their indemnification obligations. The failure to receive amounts for which Eastman is entitled to indemnification could adversely affect Eastman's financial condition and results of operations. For information regarding potential environmental remediation costs, see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions, or violations thereof, could increase the Company's future health, safety, environmental, and other compliance costs and legal costs or have an adverse impact on the Company's ability to operate in foreign countries.

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

The global nature of Eastman's business could subject the Company to risks of violations, or allegations, associated with the U.S. Foreign Corrupt Practices Act (the "FCPA") and similar foreign anti-bribery and anti-corruption laws. These anti-bribery laws and regulations generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Further, the accounting provisions of the FCPA require the maintenance of accurate books and records of all company transactions. Alleged or actual violations of these laws could subject the Company to substantial civil and/or criminal fines and penalties, which could have a material adverse effect on Eastman's business, reputation, operating results, and financial condition. Further, the Company is required to comply with U.S. or foreign government regulations on trade sanctions and embargoes. A violation thereof could subject the Company to regulatory enforcement actions, including a loss of export privileges and significant civil and criminal penalties and fines.

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

The multinational nature of Eastman's business subjects it to taxation in the United States and other foreign jurisdictions. Changes to income tax laws and regulations or in the interpretation of such laws in any of the jurisdictions in which it operates, or the unfavorable resolution of tax matters could significantly increase the Company's effective tax rate and adversely impact its financial condition or results of operations. Eastman could also be affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, and changes in liabilities for uncertain tax positions. In addition, the U.S. and foreign countries may impose additional taxes or otherwise tax Eastman's income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of this Annual Report. For example, the Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which Eastman operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. Details around the global minimum tax in each jurisdiction remain uncertain. The Company has so far experienced a modest increase in tax obligations in jurisdictions it conducts business and will continue to monitor and evaluate impacts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity is an integral part of the Company's overall risk management program. The Company takes a comprehensive approach to cybersecurity, involving key stakeholders in oversight and decision-making processes.

The Company utilizes a risk-based, multi-layered information security strategy based on the U.S. National Institute of Standards and Technology Cybersecurity Framework to assess, identify, and manage risks from cybersecurity threats. This approach includes: (i) dedicated security operations center monitoring; (ii) network-based and host-based protections; (iii) a Privacy Council focused on privacy regulation adherence; (iv) privileged access management controls; (v) annual and ongoing information security training for all employees and targeted tabletop and other exercises; (vi) encryption of data, backup, recovery, and testing; (vii) regular internal and external audits against information security best practices; and (viii) benchmarking using external third parties. The Company employs these, and other measures, to protect its information assets and operations from internal and external cyber threats while ensuring business resiliency. It also aims to protect employee, customer and supplier information from unauthorized access or attack, as well as secure the Company's networks, systems, devices, products, and services.

The Company maintains cybersecurity policies, standards, and procedures, which include cyber incident response plans. These policies and procedures are continually refined to adapt to changes in regulations, identify potential and emerging security risks, and develop mitigation strategies and protocols for those risks. Regular exercises, tests, incident simulations, and system assessments are conducted to discover and address potential vulnerabilities, and improve decision-making, prioritization, monitoring, and reporting. The Company also engages external parties, such as consultants, independent assessors, computer security firms, and risk management and governance experts, to enhance its cybersecurity oversight and mitigate third-party risks.

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

The Company has a dedicated CIO and an Information Security Director who are supported by a team of cybersecurity professionals (the "Cybersecurity Team") that are responsible for leading the company-wide cybersecurity program and risk mitigation efforts. The CIO, the Information Security Director, and Cybersecurity Team work across all organizations within the Company to protect the Company and its employees, customers and suppliers against cybersecurity risks. The CIO and Information Security Director, with over 35 and 25 years of experience, respectively, have cybersecurity expertise, coupled with experience in IT strategy, operational management, incident response, and business continuity maintenance.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 58, is Chair of the Eastman Chemical Company Board of Directors and Chief Executive Officer. Mr. Costa joined the Company in June 2006 as Chief Marketing Officer and leader of corporate strategy and business development; was appointed Executive Vice President, Specialty Plastics and Performance Polymers Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Products and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group, a global management consulting firm. He joined Monitor in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and named Board Chair effective July 2014. Mr. Costa also serves on the Board of Directors of International Flavors & Fragrances Inc.

William T. McLain, Jr., age 52, is Executive Vice President and Chief Financial Officer. Mr. McLain joined Eastman in 2000 and has served in high-level finance and accounting roles throughout the organization in the United States, Asia, and Europe. In 2011, Mr. McLain served as Director, Asia Pacific Finance, and in 2013 was appointed to International Controller. In 2014, Mr. McLain was appointed Corporate Controller until 2016 when he became Vice President of Finance. Prior to Eastman, Mr. McLain worked for the public accounting firm PricewaterhouseCoopers LLP. Mr. McLain was appointed to his current position effective February 2020.

Stephen G. Crawford, age 60, is Executive Vice President, Methanolysis Operations and Worldwide Engineering & Construction Transformation, with executive responsibility for overseeing methanolysis operations in Kingsport, and leading efforts to strengthen Eastman's engineering processes and disciplines and building capabilities for large projects. Mr. Crawford joined Eastman in 1984 and held leadership positions of increasing responsibility in both the manufacturing and technology organizations. From 2007 until January 2014 he served as Vice President of Global R&D in the AM and AFP segments. He was appointed Senior Vice President and Chief Technology Officer effective January 2014, Senior Vice President, Chief Technology and Sustainability Officer effective October 2019, and Executive Vice President, Manufacturing and Chief Sustainability Officer effective October 2022. Mr. Crawford was appointed to his current position effective January 2025.

Brad A. Lich, age 57, is Executive Vice President and Chief Commercial Officer, with responsibility for the AM segment, including the circular platform, as well as leadership of marketing, sales, supply chain, corporate strategy, and regional leadership. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the former CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside-U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Travis Smith, age 51, is Executive Vice President, Additives & Functional Products, Manufacturing, WWE&C and HSE with responsibility for the global manufacturing and Worldwide Engineering and Construction ("WWE&C") in addition to leadership of the AFP segment and Health, Safety and Environment ("HSE"). Mr. Smith joined the Company in December 1992 as a chemical engineer and has held various positions of increasing responsibility within manufacturing, the chemicals business, corporate innovation, specialty plastics, and advance materials during his career at Eastman. Mr. Smith assumed the position of Vice President and General Manager, Performance Films in July 2012 and for both Performance Films and Advance Interlayers in April 2018, and was appointed Senior Vice President with responsibility for the AFP segment effective October 2022. Mr. Smith was appointed to his current position effective January 2025.

Iké Adeyemi, age 47, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Adeyemi has leadership responsibility for Eastman's legal organization, which includes corporate governance, commercial law, litigation management and intellectual property, as well as responsibility for product stewardship and regulatory affairs, global business conduct, global trade compliance, and global public affairs. Before joining Eastman, Ms. Adeyemi served as vice president, corporate secretary, and associate general counsel of The Clorox Company. Prior to that, Ms. Adeyemi's work experience includes serving as the head of legal, corporate/M&A at BHP Billiton, and working at the law firms of Skadden, Arps, Slate, Meagher & Flom in the U.S. and White & Case LLP in London. Ms. Adeyemi was appointed to her current position effective September 2024.

Michelle H. Caveness, age 51, is Senior Vice President and Chief Manufacturing Officer overseeing global manufacturing and operations support. Ms. Caveness joined Eastman in 1996 and has held leadership roles of increasing responsibility in engineering, technology and manufacturing as well as on cross-functional business teams. Prior to her current role, she was vice president, Tennessee operations site leader and global operations support, leading one of the largest manufacturing sites in the United States and associated sites across the globe. Ms. Caveness was appointed to her current position effective January 2025.

Adrian J. Holt, age 55, is Senior Vice President and Chief Human Resources Officer. Mr. Holt is responsible for human resources strategy and services worldwide, which includes employee engagement, total rewards, learning and leadership development, and global talent acquisition and management. Mr. Holt joined Eastman in 2016 as Vice President, Global Talent Acquisition and HR Client Support, Americas and EMEA. Prior to Eastman, Mr. Holt served as Chief Human Resources Officer for WireCo World Group and as Vice President of Corporate Human Resources for BASF North America. Mr. Holt was appointed to his current position effective May 2023.

Christopher M. Killian, age 55, is Senior Vice President, Chief Technology Officer, and Sustainability Officer. Dr. Killian has responsibility for Eastman's global technology and innovation organization, and leadership of Eastman's sustainability strategy. Dr. Killian joined Eastman in 1996 as a research chemist. During his career at Eastman, he has held various leadership positions in technology and the business including Director, Tritan Growth Platform early in his career. Prior June 2021 Dr. Killian served as Vice President of Technology for the AFP, CI, and AM segments and was appointed Senior Vice President and Chief Technology Officer effective June 2021. Dr. Killian was appointed to his current position effective January 2025.

Julie A. McAlindon, age 57, is Senior Vice President, Regions and Chief Supply Chain Officer. Ms. McAlindon has responsibility for overseeing global supply chain, sourcing and procurement, and regional leadership outside of North America. Ms. McAlindon also leads the transformation of Eastman, building the capabilities and culture required to support Eastman's strategy. Prior to this role, Ms. McAlindon was Chief Procurement Officer and Vice President, Transformation. Ms. McAlindon joined Eastman in 2016. Before joining Eastman, Ms. McAlindon was with Avient Corporation as senior vice president, designed structures and solutions; and vice president of marketing. Prior to that, Ms. McAlindon's work experience includes a variety of leadership positions with The Dow Chemical Company. Ms. McAlindon was appointed to her current position effective June 2021.

Michelle R. Stewart, age 53, is Vice President, Chief Accounting Officer and Corporate Controller. Since joining Eastman in 1995, Ms. Stewart has served in a number of positions with increasing responsibility in the finance organization. Prior to joining Eastman, Ms. Stewart worked for the public accounting firm KPMG Peat Marwick. Ms. Stewart was appointed to her current position effective October 2021.

ITEM 2.PROPERTIES

At December 31, 2024, Eastman owned or operated 36 manufacturing facilities and had equity interests in three manufacturing joint ventures in a total of 12 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants is substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned. Corporate headquarters are in Kingsport, Tennessee. The Company has major business offices in Shanghai, China; Rotterdam, the Netherlands; Singapore; and Zug, Switzerland.

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
(3)Eastman holds a 60 percent share of Solutia Therminol Co., Ltd. Suzhou in the Additives and Functional Products segment.
(4)Eastman holds a 51 percent share of Eastman Specialties Wuhan Youji Chemical Co., Ltd.
(5)Eastman holds a 51 percent share of Qilu Eastman Specialty Chemical, Ltd.
(6)Eastman holds an 80 percent share of Eastman Fibers Korea Limited.

Eastman has 50 percent or less ownership in joint ventures that have manufacturing facilities at the following locations:

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

USA
Kingsport, Tennessee			x
Asia Pacific
Hefei, China				x
Shenzhen, China	x
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

ITEM 3.LEGAL PROCEEDINGS
General

From time to time, Eastman and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. Consistent with the requirements of Regulation S-K, Item 103, the Company's threshold for disclosing any environmental legal proceeding involving a governmental authority is potential monetary sanctions that management believes will meet or exceed $1 million.

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

As of December 31, 2024, there were 115,168,382 shares of Eastman's common stock issued and outstanding, which shares were held by 10,132 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" in Part III, Item 12 of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2024, a total of 11,612,158 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2024, the Company repurchased 3,001,409 shares of common stock for $300 million.

For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plan or Program
October 1-31, 2024	—	$—	—	$1.515	billion
November 1-30, 2024	554,243	$102.39	554,243	$1.458	billion
December 1-31, 2024	428,892	$100.98	428,892	$1.415	billion
Total	983,135	$101.72	983,135

ITEM 6.RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's consolidated financial statements and related notes, included in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report"). All references to earnings per share ("EPS") contained in this report are to diluted EPS unless otherwise noted. EBIT is the GAAP measure earnings before interest and taxes. For a discussion of the year ended December 31, 2023, compared to the year ended December 31, 2022, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Eastman's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Impairment of Long-Lived Assets

Definite-lived Assets

Properties and equipment and definite-lived intangible assets to be held and used by Eastman are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review of properties and equipment and the review of definite-lived intangible assets is performed at the asset group level, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the carrying amount is not considered to be recoverable, an analysis of potential impairment is triggered. An impairment is recognized for the excess of the carrying amount of the asset over the estimated fair value. The Company's assumptions to estimate cash flows in the evaluation of impairment related to long-lived assets are subject to change and impairments may be required in the future resulting in a charge to earnings.

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

An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company elected to perform a qualitative impairment assessment of goodwill in 2024. The qualitative assessment identified three reporting units where a quantitative assessment was needed to confirm that goodwill was not impaired. For those reporting units, the Company used an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill for each reporting unit for impairment. Key assumptions and estimates used in the Company's 2024 goodwill impairment testing included projections of revenues and EBIT determined using the Company's annual multi-year strategic plan, the estimated weighted average cost of capital ("WACC"), and projected long-term growth rates. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair values of reporting units. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future estimates of fair value.

The Company had $3.6 billion of goodwill as of December 31, 2024. As a result of the goodwill impairment testing performed during fourth quarter 2024, fair values were determined to exceed the carrying values for each reporting unit tested. Declines in market conditions or forecasted revenue and EBIT could result in a future impairment of goodwill.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, consisting primarily of tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company elected to perform a qualitative impairment assessment of indefinite-lived intangible assets in 2024. The qualitative assessment did not identify indicators of impairment, and it was determined that it is more likely than not the fair value of indefinite-lived intangible assets was greater than their carrying value. When a quantitative impairment assessment is performed, the Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets for potential impairment. The estimated fair value of tradenames is determined based on projections of revenue and an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The Company had $349 million in indefinite-lived intangible assets at December 31, 2024. There was no impairment of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2024. Declines in market conditions or forecasted revenue could result in a future impairment of indefinite-lived intangible assets.

The Company will continue to monitor both goodwill and indefinite-lived intangible assets for any indication of events which might require additional testing before the next annual impairment test and could result in material impairment charges.

For additional information related to impairment of long-lived assets, see Note 1, "Significant Accounting Policies", Note 4, "Properties and Accumulated Depreciation", Note 5, "Goodwill and Other Intangible Assets", and Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Environmental Costs

Eastman recognizes environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company recognizes the minimum undiscounted amount. This undiscounted amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from $252 million to $495 million with a best estimate or minimum of $252 million at December 31, 2024. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at December 31, 2024.

For additional information, see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefit plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 5.64 percent and 4.40 percent, respectively, and weighted average expected returns on plan assets of 7.50 percent and 5.01 percent, respectively, at December 31, 2024. The Company assumed a weighted average discount rate of 5.60 percent for its other postretirement benefit plans at December 31, 2024. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The projected benefit obligation as of December 31, 2024 and expense for 2025 are affected by year-end 2024 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2025 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2024 Projected Benefit Obligation for Pension Plans		Impact on 2025 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2024 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	$-1 Million	$+28 Million	$+21 Million	$-1 Million	$+8 Million
25 basis point increase in discount rate	$+1 Million	$-27 Million	$-19 Million	$+1 Million	$-8 Million
25 basis point decrease in expected return on plan assets	$+4 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	$-4 Million	No Impact	No Impact	<-$0.5 Million	No Impact

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

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's Consolidated Statements of Financial Position are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statements of financial position. As of December 31, 2024, valuation allowances of $686 million have been provided against certain deferred tax assets.

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
•In 2023, the Company recognized unusual insurance proceeds, net of costs, from the previously reported January 31, 2022 operational incident at its Kingsport site as a result of a steam line failure (the "steam line incident"). Management considered the operational incident unusual because of the Company's operational and safety history and the magnitude of the unplanned disruption.

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
•Environmental and other costs from previously divested or non-operational sites and product lines; and
•Net gain on divested business.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Annual Report:

•Steam line incident (insurance proceeds) costs, net; and
•Income tax expense associated with a previously divested business.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings

(Dollars in millions)	2024	2023
Non-core items impacting EBIT:
Cost of sales impact from restructuring activities	$7	$23
Asset impairments, restructuring, and other charges, net	51	37
Mark-to-market pension and other postretirement benefits (gain) loss, net	(54)	53
Environmental and other costs	16	13
Net gain on divested business	—	(323)
Unusual item impacting EBIT:
Steam line incident (insurance proceeds) costs, net	—	(8)
Total non-core and unusual items impacting EBIT	20	(205)
Less: Items impacting provision for income taxes:
Tax effect for non-core and unusual items	1	(74)
Tax expense associated with previously divested business	(7)	—
Total items impacting provision for income taxes	(6)	(74)
Total items impacting net earnings attributable to Eastman	$26	$(131)

Below is the calculation of the "Other components of post-employment (benefit) cost, net" that are not included in the above non-core item "mark-to-market pension and other postretirement benefits loss (gain), net" and that are included in the non-GAAP results.

(Dollars in millions)	2024	2023
Other components of post-employment (benefit) cost, net	$(72)	$41
Service cost	30	30
Net periodic benefit (credit) cost	(42)	71
Less: Mark-to-market pension and other postretirement benefits (gain) loss, net	(54)	53
Components of post-employment (benefit) cost, net included in non-GAAP earnings measures	$12	$18

Below is the calculation of the MTM pension and other post-retirement benefits (gain) loss disclosed above.

(Dollars in millions)	2024		2023
Actual return and percentage of return on assets	$81	4%	$140	7%
Less: expected return on assets	128	6%	114	6%
Mark-to-market gain (loss) on assets	(47)		26
Actuarial (loss) gain (1)	101		(79)
Total mark-to-market (loss) gain	$54		$(53)
Global weighted-average assumed discount rate for year ended December 31:	5.33%		4.87%
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

Alternative Non-GAAP Cash Flow Measures

In addition to the non-GAAP measures presented in this Annual Report and other periodic reports, management may occasionally evaluate and disclose to investors and securities analysts the non-GAAP measure cash provided by or used in operating activities excluding certain non-core, unusual, or non-recurring sources or uses of cash or including cash from or used by activities that are managed as part of core business operations ("adjusted cash provided by or used in operating activities") when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation. Management has used this non-GAAP measure in conjunction with the GAAP measure cash provided by or used in operating activities because it believes it is an appropriate metric to evaluate the cash flows from Eastman's core operations that are available for organic and inorganic growth initiatives and because it allows for a more consistent period-over-period presentation of such amounts. In its evaluation, management generally excludes the impact of certain non-core and unusual activities and decisions of management that it does not consider core, ongoing components of operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from operations, and generally includes cash from or used in activities that are managed as operating activities and in business operating decisions. Management has disclosed this non-GAAP measure and the related reconciliation to investors, securities analysts, credit analysts and rating agencies, and lenders to allow them to better understand and evaluate the information used by management in its decision-making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

From time to time, Eastman may evaluate and disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow", which management defines as net cash provided by or used in operating activities less the amount of net capital expenditures (typically the GAAP measure additions to properties and equipment, net of government incentives). In addition, Eastman may disclose to investors and securities analysts an alternative non-GAAP measure of "free cash flow yield", which management defines as annual free cash flow divided by the Company's market capitalization, and "free cash flow conversion", which management defines as annual free cash flow divided by adjusted net income. Management believes these metrics can be useful to investors and securities analysts in comparing cash flow generation with that of peer and other companies.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms form the foundation of sustainable growth by differentiated products through significant scale advantages in research and development ("R&D") and advantaged global market access. Molecular recycling technologies continue to be an area of investment focus for the Company and extends the level of differentiation afforded by its world class technology platforms. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive niche markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow from operations.

Sales, EBIT, and EBIT excluding non-core and unusual items were as follows:

(Dollars in millions)	2024	2023
Sales	$9,382	$9,210
Earnings before interest and taxes	1,278	1,302
Earnings before interest and taxes excluding non-core and unusual items	1,298	1,097

Sales revenue increased in 2024 compared to 2023 due to higher sales volume partially offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking in most end-markets and innovation-driven growth above end-market demand. Lower selling prices were primarily attributed to lower raw material and energy prices. EBIT excluding non-core and unusual items increased in 2024 compared to 2023 primarily due to higher sales volume, including higher capacity utilization, and lower raw material and energy costs, net of lower selling prices.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	2024		2023
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$905	$7.67	$894	$7.49
Total non-core and unusual items, net of tax	26	0.22	(131)	(1.09)
Net earnings attributable to Eastman excluding non-core and unusual items	$931	$7.89	$763	$6.40

The Company generated $1.3 billion and $1.4 billion of cash from operating activities in 2024 and 2023, respectively.

RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

Sales

(Dollars in millions)	2024	2023	Change
Sales	$9,382	$9,210	2%
Volume / product mix effect			4%
Price effect			(2)%
Exchange rate effect			—%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales revenue increased as a result of increases in the AM, AFP, and Fibers segments, partially offset by a decrease in the CI segment. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

Gross Profit

(Dollars in millions)	2024	2023	Change
Gross profit	$2,290	$2,061	11%
Costs of sales impact from restructuring activities	7	23
Steam line incident (insurance proceeds) costs, net	—	(8)
Gross profit excluding non-core and unusual items	$2,297	$2,076	11%

Gross profit in 2024 included inventory adjustments related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. Gross profit in 2023 included insurance proceeds from the steam line incident, and accelerated depreciation resulting from the closure of an acetate yarn manufacturing facility in Europe.

Excluding these non-core and unusual items, gross profit increased as a result of increases in the AM, AFP, and Fibers segments, partially offset by a decrease in the CI segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

(Dollars in millions)	2024	2023	Change
Selling, general and administrative expenses	$736	$727	1%

Selling, general and administrative ("SG&A") expense increased in 2024 compared to 2023 primarily as a result of higher variable compensation costs, partially offset by cost reduction initiatives.

Research and Development Expenses

(Dollars in millions)	2024	2023	Change
Research and development expenses	$250	$239	5%

R&D expenses increased in 2024 compared to 2023 primarily due to strategic investment in innovation.

Asset Impairments. Restructuring, and Other Charges, Net

(Dollars in millions)	2024	2023
Asset impairments	5	—
Severance charges	25	31
Site closure and other charges	21	6
Total	$51	$37

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Components of Post-employment (Benefit) Cost, Net

(Dollars in millions)	2024	2023	Change
Other components of post-employment (benefit) cost, net	$(72)	$41	>100%
Mark-to-market pension and other postretirement benefit gain (loss), net	54	(53)
Other components of post-employment (benefit) cost, net excluding non-core item	$(18)	$(12)	50%

For more information regarding "Other components of post-employment (benefit) cost, net" see Note 1, "Significant Accounting Policies", and Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2024	2023
Foreign exchange transaction losses (gains), net	$11	$11
(Income) loss from equity investments and other investment (gains) losses, net	—	(10)
Other, net	36	37
Other (income) charges, net	$47	$38
Environmental and other costs	(16)	(13)
Other (income) charges, net excluding non-core items	$31	$25

Other (income) charges, net in 2024 and 2023 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding these non-core items, Other (income) charges, net increased in 2024 compared to 2023 primarily due to the absence of gains on investments in 2024. For more information regarding components of foreign exchange transaction losses, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Earnings Before Interest and Taxes

(Dollars in millions)	2024	2023	Change
EBIT	$1,278	$1,302	(2)%
Cost of sales impact from restructuring activities	7	23
Steam line incident (insurance proceeds) costs, net	—	(8)
Asset impairments, restructuring, and other charges, net	51	37
Mark-to-market pension and other postretirement benefit (gain) loss, net	(54)	53
Environmental and other costs	16	13
Net gain on divested business	—	(323)
EBIT excluding non-core and unusual items	$1,298	$1,097	18%

For more information regarding items that impact EBIT, see "Overview", and items described above in "Results of Operations".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Expense

(Dollars in millions)	2024	2023	Change
Gross interest expense	$233	$243
Less: Capitalized interest	17	18
Interest Expense	216	225
Less: Interest income	16	10
Net interest expense	$200	$215	(7)%

Net interest expense decreased in 2024 compared to 2023 primarily as a result of lower average interest rates on outstanding debt and higher interest income.

Provision for Income Taxes

(Dollars in millions)	2024		2023
	$	%	$	%
Provision for income taxes and effective tax rate	$170	16%	$191	18%
Tax provision for non-core and unusual items (1)	1		(74)
Tax expense associated with previously divested business	(7)		—
Adjusted provision for income taxes and effective tax rate	$164	15%	$117	13%
(1)Provision for income taxes for non-core and unusual items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

Provision for income taxes and effective tax rate in 2024 included tax expense associated with previously divested business. The tax effect of non-core and unusual items were included in both 2024 and 2023. Excluding these items, adjusted provision for income taxes increased in 2024 compared to 2023 primarily as a result of the tax effect of increased adjusted earnings and the foreign rate variance due to the Company's mix of earnings, partially offset by a decrease in the reserves for tax contingencies.

For more information, see Note 8, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2024		2023
(Dollars in millions, except per share amounts)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$905	$7.67	$894	$7.49
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	5	0.04	20	0.17
Asset impairments, restructuring, and other charges, net	41	0.36	32	0.26
Mark-to-market pension and other postretirement benefit (gain) loss, net	(40)	(0.34)	39	0.33
Environmental and other costs	13	0.10	9	0.08
Net gain on divested business	—	—	(225)	(1.88)
Unusual items, net of tax: (1)
Steam line incident (insurance proceeds) costs, net	—	—	(6)	(0.05)
Tax expense associated with previously divested business	7	0.06	—	—
Adjusted net earnings and diluted earnings per share attributable to Eastman	$931	$7.89	$763	$6.40
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

Advanced Materials Segment
			Change
(Dollars in millions)	2024	2023	$	%

Sales	$3,050	$2,932	$118	4%
Volume / product mix effect			227	8%
Price effect			(103)	(4)%
Exchange rate effect			(6)	—%

Earnings before interest and taxes	$442	$343	$99	29%
Cost of sales impact from restructuring activities	4	—	4
Asset impairments, restructuring, and other charges, net	18	—	18
Earnings before interest and taxes excluding non-core item	464	343	121	35%
Sales revenue increased in 2024 compared to 2023 due to higher sales volume partially offset by lower selling prices. Higher sales volume was primarily attributed to the end of customer inventory destocking across key end-markets, and product growth of premium interlayers products. Lower selling prices were primarily attributed to lower raw material and energy prices.
EBIT in 2024 included asset impairments, restructuring, and other charges, net, and inventory adjustments, related to the planned closure of a solvent-based resins production line. For more information regarding asset impairments, restructuring, and other charges, net, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT increased in 2024 compared to 2023 primarily due to $162 million of higher sales volume, including improved capacity utilization, partially offset by $38 million of higher manufacturing costs associated with Kingsport methanolysis and continued investment in growth.
Initiatives
In 2024, the AM segment:
•achieved key milestones within the Circular Economy platform (see "Corporate Overview - Business Strategy - Sustainability and Circular Economy - Circularity" in Part I, Item 1 of this Annual Report);
•continued adoption of polyester renewal technology for products, including Tritan™ Renew, Cristal™ Renew, and Cristal™ One Renew across several end-markets, including cosmetic packaging, eyewear, and power tools;
•continued to expand portfolio of differentiated post-applied window films and protective films for automotive and architectural applications, including LLumar™ Protective Wrap Film which integrates the look of car wraps with the resilience of paint protection film, helping elevate vehicle protection; and
•launched Saflex™ LiteCarbon Clear, a premium polyvinyl butyral interlayer that reduces the embodied carbon of laminated glass elements while maintaining the construction of safe buildings, and Saflex Evoca™, a new platform designed to upgrade the glazing potential in electric vehicles that offers acoustic, solar or color options to assist in electric vehicle design.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment
			Change
(Dollars in millions)	2024	2023	$	%

Sales	$2,862	$2,834	$28	1%
Volume / product mix effect			115	4%
Price effect			(89)	(3)%
Exchange rate effect			2	—%

Earnings before interest and taxes	$487	$436	$51	12%
Cost of sales impact from restructuring activities	3	—	3
Earnings before interest and taxes excluding non-core item	490	436	54	12%

Sales revenue increased in 2024 compared to 2023 primarily due to higher sales volume, mostly offset by lower selling prices. Higher sales volume was primarily attributed to the end of destocking in the agriculture end-market and growth in certain end-markets, including personal care, aviation, and water treatment. Lower selling prices were primarily attributable to lower raw material prices.
EBIT in 2024 included inventory adjustments related to the planned closure of a solvent-based resins production line. For more information see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding this non-core item, EBIT increased in 2024 compared to 2023 primarily due to $32 million lower raw material and energy costs and distribution costs, net of lower selling prices and $25 million higher sales volume.
Initiatives
In 2024, the AFP segment:
•launched electronic grade isopropyl alcohol ("IPA"), the latest addition to the EastaPure™ electronic chemicals line, that offers U.S. semiconductor manufacturers a domestically made solvent as reliable in quality as it is in supply;
•introduced Eastman Esmeri™, a biodegradable cellulosic biopolymer non-persistence personal care ingredient delivering consumer expectations with enhanced performance and ecofriendly benefits;
•introduced Solus™, a biodegradable paper coating additive that enhances the end of life of packaging in food service, by co-creating a flexible, food-safe packaging solution with a specialty papers producer; and
•invested in manufacturing capabilities in Europe, Middle East, and Africa and Asia Pacific regions to support market growth for pharmaceutical applications and wastewater treatment market growth, respectively.

Chemical Intermediates Segment
			Change
(Dollars in millions)	2024	2023	$	%

Sales	$2,134	$2,143	$(9)	—%
Volume / product mix effect			53	3%
Price effect			(63)	(3)%
Exchange rate effect			1	—%

Earnings before interest and taxes	$101	$434	$(333)	(77)%
Net gain on divested business	—	(323)	323
Earnings before interest and taxes excluding non-core items	101	111	(10)	(9)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales revenue was relatively unchanged in 2024 compared to 2023 primarily due to lower selling prices being mostly offset by higher sales volume. Lower selling prices were driven by changes in raw material and energy prices. Higher sales volume was primarily attributed to the end of customer inventory destocking across most end-markets.
EBIT in 2023 included a gain on a divested business. For more information regarding the divested business, see Note 2, "Divestitures", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding this non-core item, EBIT decreased in 2024 compared to 2023 primarily due to $46 million lower selling prices and higher raw material costs, net of lower energy costs partially offset by $28 million lower manufacturing and operating costs, and $4 million higher sales volume.
In 2023, the Company completed the sale of its operations located in Texas City, Texas, excluding its plasticizer operations. The total estimated consideration, after post-closing adjustments, was $498 million, which included approximately $415 million in cash at closing, $38.5 million received in 2024, and an additional $38.5 million to be received on the second anniversary of the closing date of the transaction. The final purchase price is subject to working capital and other adjustments post-closing.

Fibers Segment
(Dollars in millions)			Change
	2024	2023	$	%

Sales	$1,318	$1,295	$23	2%
Volume / product mix effect			(6)	—%
Price effect			30	2%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$454	$393	$61	16%
Cost of sales impact from restructuring activities	—	23	(23)
Asset impairments, restructuring, and other charges, net	—	6	(6)
Earnings before interest and taxes excluding non-core items	454	422	32	8%
Sales revenue increased in 2024 compared to 2023 primarily due to higher selling prices in the acetate tow product line. Higher sales volume for textiles, attributed to strong growth in Naia™, was offset by a modest decline in acetate tow.
EBIT in 2023 included accelerated depreciation and asset impairments, restructuring, and other charges, net, from a manufacturing facility closure. For more information regarding asset impairments, restructuring, and other charges, net, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding this non-core item, EBIT increased in 2024 compared to 2023 primarily due to $48 million higher selling prices, net of lower raw material and energy costs, partially offset by $15 million lower sales volume.
Initiatives
In 2024, the Fibers segment:
•continued to benefit from and execute multi-year raw material and energy cost pass-through contracts across the acetate tow customer base;
•commercialized Naia™ Renew Enhanced Sustainability, an offering sourced from 60 percent recycled content with a global fashion brand known for its sustainability focus; and
•reached over 70 signed trademark licensing agreements with high profile brands ranging from major multinational fashion brands to sustainable champions in outdoor clothing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other
(Dollars in millions)	2024	2023
Sales	$18	$6

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(208)	$(198)
Steam line incident insurance proceeds (costs), net	—	8
Asset impairments, restructuring, and other charges, net	(33)	(31)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	62	(68)
Other income (charges), net not allocated to operating segments	(27)	(15)
Loss before interest and taxes	$(206)	$(304)
Steam line incident (insurance proceeds) costs, net	—	(8)
Asset impairments, restructuring, and other charges, net	33	31
Mark-to-market pension and other postretirement benefits (gain) loss, net	(54)	53
Environmental and other costs	16	13
Loss before interest and taxes excluding non-core and unusual items	(211)	(215)

Sales and costs related to growth initiatives, including the cellulosics biopolymer platform and circular economy, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other".

EBIT in 2024 included growth and profitability improvement initiatives, severance charges as part of corporate cost reduction initiatives, and environmental and other costs from previously divested or non-operational sites. EBIT excluding non-core items in 2023 included corporate cost reduction initiatives, insurance proceeds from the steam line incident, and environmental and other costs from previously divested or non-operational sites. For more information regarding Non-GAAP items, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change
(Dollars in millions)	2024	2023	$	%
United States and Canada	$3,937	$3,938	$(1)	—%
Europe, Middle East, and Africa	2,571	2,558	13	1%
Asia Pacific	2,363	2,227	136	6%
Latin America	511	487	24	5%
Total	$9,382	$9,210	$172	2%
Sales revenue increased 2 percent primarily due to higher sales revenue in the Asia Pacific region. Sales revenue increased in the Asia Pacific region due to higher sales volume partially offset by lower selling prices, primarily within the AM segment.
See Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for segment sales revenues by customer location.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2024	2023
Cash and cash equivalents	$837	$548

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

	For years ended December 31,
(Dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$1,287	$1,374
Investing activities	(534)	(432)
Financing activities	(454)	(888)
Effect of exchange rate changes on cash and cash equivalents	(10)	1
Net change in cash and cash equivalents	289	55
Cash and cash equivalents at beginning of period	548	493
Cash and cash equivalents at end of period	$837	$548

Cash provided by operating activities decreased $87 million primarily due to higher working capital and higher variable compensation payout partially offset by higher net earnings excluding a gain on divested business in 2023.

Cash used in investing activities increased $102 million due to lower proceeds from the sale of the Texas City Operations in 2024 compared to 2023 (see "Summary by Operating Segment - Chemical Intermediates" in this MD&A for additional information) partially offset by lower capital expenditures in 2024 and an acquisition in the AM segment in 2023.

Cash used in financing activities decreased $434 million primarily due to higher proceeds, net of repayments, from commercial paper and borrowings partially offset by higher stock repurchases. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Working Capital Management

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with the Company's past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in 2024 and 2023 were $2.7 billion and $2.8 billion, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $385 million and $397 million of these receivables would have been outstanding as of December 31, 2024 and 2023, respectively, had they not been sold under these factoring programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. The Company has a voluntary supplier finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. See Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for additional information regarding both programs.

Debt and Other Commitments

Eastman has debt and other commitments for debt securities, credit facilities, interest payable, purchase obligations, operating leases, and other liabilities. A summary of the Company's debt and other commitment obligations as of December 31, 2024 for each of the next five years and beyond is included in Note 12, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

At December 31, 2024, Eastman's borrowings totaled $5.0 billion with various maturities. Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity. See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, for more information regarding total borrowings.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2030 and beyond" line item.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that was amended in March 2023 to replace the London Interbank Offered Rate-based ("LIBOR") reference interest rate option with a reference interest rate option based upon the Term Secured Overnight Financing Rate ("SOFR") (as defined in the Credit Facility). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At December 31, 2024, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In 2024, the Company repaid the $300 million 2024 Term Loan and repaid $250 million of the $500 million five-year term loan (the "2027 Term Loan"). The balance outstanding of the 2027 Term Loan was $250 million at December 31, 2024 and $499 million at December 31, 2023, with variable interest rates of 5.58% and 6.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility, and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at December 31, 2024. The total amount of available borrowings under the Credit Facility was $1.50 billion as of December 31, 2024. For additional information regarding financial covenants under the Credit Facility, see Section 5.03 of the Credit Facility filed as Exhibit 10.03 to the Company's Annual Report on Form 10-K dated December 31, 2023.

See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Debt

	December 31,	December 31,
(Dollars in millions)	2024	2023
Total borrowings	$5,017	$4,846
Less: Cash and cash equivalents	837	548
Net debt (1)	$4,180	$4,298

(1)Includes non-cash decrease of $32 million in 2024 and non-cash increase of $20 million in 2023 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $599 million and $828 million in 2024 and 2023, respectively. Capital expenditures in 2024 were primarily for the methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects.

The Company expects that 2025 capital spending will be between $700 million and $800 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and site modernization projects.

The Company had capital expenditures related to environmental protection and improvement of approximately $70 million and $65 million in 2024 and 2023, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Dividends and Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2024, a total of 11,612,158 shares have been repurchased under the 2021 authorization for $1.1 billion.

During 2024, the Company repurchased 3,001,409 shares of common stock for $300 million. During 2023, the Company repurchased 1,866,866 shares of common stock for $150 million.

The Board of Directors has declared a cash dividend of $0.83 per share during the first quarter of 2025, payable on April 7, 2025 to stockholders of record on March 14, 2025. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

INFLATION

In recent years, Eastman has experienced significant volatility attributed to inflation, deflation, and other factors. The cost of raw materials is generally based on market prices, although derivative instruments are utilized, as appropriate, to mitigate short-term market price fluctuations. Management expects the volatility of raw material and energy prices and costs to continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects. For additional information, see "Risk Factors" in Part I, Item 1A, "Summary by Operating Segments" in this MD&A, and Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

At December 31, 2024, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $43 million, with an additional $4 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At December 31, 2024, a 10 percent fluctuation in the euro and Japanese yen currency rates would have had an impact of $212 million and $5 million, respectively, on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2024, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $4 million, with an additional $400 thousand of exposure at December 31, 2024 for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had $250 million variable interest rate borrowings at December 31, 2024. Eastman may also enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of December 31, 2024, the Company did not have outstanding interest rate swaps.

For purposes of calculating the market risks associated with interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk was $1 million as of December 31, 2024.

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

/s/ Mark J. Costa	/s/ William T. McLain, Jr.
Mark J. Costa	William T. McLain, Jr.
Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 14, 2025	February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of earnings, comprehensive income, and retained earnings and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessments - Certain Reporting Units in the Additives & Functional Products and Advanced Materials Segments

As described in Notes 1 and 5 to the consolidated financial statements, the Company's consolidated goodwill balance was $3,632 million as of December 31, 2024, and the goodwill associated with the Additives & Functional Products and Advanced Materials segments were $2,172 million and $1,331 million, respectively, of which a portion relates to certain reporting units in those segments. Management conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. Management uses an income approach, specifically a discounted cash flow model, when a quantitative analysis is used in testing the carrying value of goodwill of a reporting unit for impairment. As disclosed by management, key assumptions and estimates used in the Company's goodwill impairment testing included projections of revenues and earnings before interest and taxes (EBIT), the estimated weighted average cost of capital (WACC) and projected long-term growth rates.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments for certain reporting units in the Additives & Functional Products and Advanced Materials segments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to projections of revenues and EBIT, the estimated WACC, and projected long-term growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessments, including controls over the valuation of certain reporting units in the Additives & Functional Products and Advanced Materials segments. These procedures also included, among others (i) testing management's process for developing the fair value estimate of certain reporting units in the Additives & Functional Products and Advanced Materials segments; (ii) evaluating the appropriateness of the discounted cash flow models used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projections of revenues and EBIT, the estimated WACC, and projected long-term growth rates. Evaluating management's assumptions related to projections of revenues and EBIT and projected long-term growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow models and (ii) the reasonableness of the estimated WACC assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2025

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2024	2023	2022
Sales	$9,382	$9,210	$10,580
Cost of sales	7,092	7,149	8,443
Gross profit	2,290	2,061	2,137
Selling, general and administrative expenses	736	727	726
Research and development expenses	250	239	264
Asset impairments, restructuring, and other charges, net	51	37	52
Other components of post-employment (benefit) cost, net	(72)	41	(101)
Other (income) charges, net	47	38	(6)
Net (gain) loss on divested businesses	—	(323)	43
Earnings before interest and taxes	1,278	1,302	1,159
Net interest expense	200	215	182
Earnings before income taxes	1,078	1,087	977
Provision for income taxes	170	191	181
Net earnings	908	896	796
Less: Net earnings attributable to noncontrolling interest	3	2	3
Net earnings attributable to Eastman	$905	$894	$793

Basic earnings per share attributable to Eastman	$7.75	$7.54	$6.42
Diluted earnings per share attributable to Eastman	$7.67	$7.49	$6.35

Comprehensive Income
Net earnings including noncontrolling interest	$908	$896	$796
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(20)	(67)	7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(8)	(21)	(27)
Derivatives and hedging:
Unrealized gain (loss) during period	18	(27)	53
Reclassification adjustment for (gains) losses included in net income, net	15	1	(56)
Total other comprehensive income (loss), net of tax	5	(114)	(23)
Comprehensive income including noncontrolling interest	913	782	773
Less: Comprehensive income attributable to noncontrolling interest	3	2	3
Comprehensive income attributable to Eastman	$910	$780	$770
Retained Earnings
Retained earnings at beginning of period	$9,490	$8,973	$8,557
Net earnings attributable to Eastman	905	894	793
Cash dividends declared	(382)	(377)	(377)
Retained earnings at end of period	$10,013	$9,490	$8,973
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$837	$548
Trade receivables, net of allowance for credit losses	791	826
Miscellaneous receivables	381	328
Inventories	1,988	1,683
Other current assets	104	96
Total current assets	4,101	3,481
Properties
Properties and equipment at cost	13,985	13,574
Less: Accumulated depreciation	8,370	8,026
Net properties	5,615	5,548
Goodwill	3,632	3,646
Intangible assets, net of accumulated amortization	1,032	1,138
Other noncurrent assets	833	820
Total assets	$15,213	$14,633
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,258	$2,035
Borrowings due within one year	450	541
Total current liabilities	2,708	2,576
Long-term borrowings	4,567	4,305
Deferred income tax liabilities	533	601
Post-employment obligations	630	667
Other long-term liabilities	923	954
Total liabilities	9,361	9,103
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 223,588,347 and 222,762,317 on December 31, 2024 and 2023, respectively)	2	2
Additional paid-in capital	2,463	2,368
Retained earnings	10,013	9,490
Accumulated other comprehensive loss	(314)	(319)
	12,164	11,541
Less: Treasury stock at cost (108,470,763 and 105,469,354 shares on December 31, 2024 and 2023, respectively)	6,385	6,083
Total Eastman stockholders' equity	5,779	5,458
Noncontrolling interest	73	72
Total equity	5,852	5,530
Total liabilities and stockholders' equity	$15,213	$14,633
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Operating activities
Net earnings	$908	$896	$796
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	509	498	477
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	(54)	53	19
Asset impairment charges	5	—	—
(Gain) loss on sale of assets	—	(15)	15
(Gain) loss on divested businesses	—	(323)	43
Benefit from deferred income taxes	(52)	(102)	(136)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	28	126	93
(Increase) decrease in inventories	(344)	201	(430)
Increase (decrease) in trade payables	188	(190)	60
Pension and other postretirement contributions (in excess of) less than expenses	(51)	(66)	(149)
Variable compensation payments (in excess of) less than expenses	99	142	(103)
Other items, net	51	154	290
Net cash provided by operating activities	1,287	1,374	975
Investing activities
Additions to properties and equipment	(599)	(828)	(611)
Government incentives	9	—	—
Proceeds from sale of businesses	38	456	998
Acquisitions, net of cash acquired	—	(77)	(1)
Other items, net	18	17	6
Net cash (used in) provided by investing activities	(534)	(432)	392
Financing activities
Net increase (decrease) in commercial paper and other borrowings	—	(326)	326
Proceeds from borrowings	1,237	796	500
Repayment of borrowings	(1,039)	(808)	(750)
Dividends paid to stockholders	(379)	(376)	(381)
Treasury stock purchases	(300)	(150)	(1,002)
Other items, net	27	(24)	(14)
Net cash used in financing activities	(454)	(888)	(1,321)
Effect of exchange rate changes on cash and cash equivalents	(10)	1	(12)
Net change in cash and cash equivalents	289	55	34
Cash and cash equivalents at beginning of period	548	493	459
Cash and cash equivalents at end of period	$837	$548	$493
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company") and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates and judgments. The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. Certain prior period data has been reclassified in the consolidated financial statements and accompanying footnotes to conform to current period presentation. See Note 7, "Payables and Other Current Liabilities".

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

ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: For the year-ended 2024, Eastman adopted this update, which requires enhanced disclosures regarding significant segment expenses and other segment items for public entities on both an annual and interim basis. Specifically, the update mandates that entities provide, during interim periods, all disclosures related to a reportable segment's profit or loss and assets that were previously required only on an annual basis. Additionally, this guidance necessitates the disclosure of the title and position of the Chief Operating Decision Maker ("CODM"). The new guidance does not modify how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. The required disclosures did not have a significant impact on the Company's financial position, results of operations, or cash flows. The required disclosures were applied retrospectively and are included in Note 20, "Segment and Regional Sales Information".

Accounting Standards Issued But Not Adopted as of December 31, 2024

ASU 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: The Financial Accounting Standards Board ("FASB") issued this update in August 2023, which states that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. Management will apply this update to any newly formed joint venture entities prospectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The FASB issued this update in November 2024, which requires public companies to provide additional disclosure of certain income statement expense line items. This guidance is intended to improve transparency around the nature of expenses and their impact on financial performance. The ASU is effective for fiscal periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

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

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were $15 million and $29 million as of December 31, 2024 and 2023, respectively, and are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position. Contract assets were $92 million and $80 million as of December 31, 2024 and 2023, respectively, and are included as a component of "Miscellaneous receivables" in the Consolidated Statements of Financial Position.

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

For additional information, see Note 18, "Share-Based Compensation Plans and Awards".

Restructuring of Operations

Eastman records restructuring charges for costs incurred in connection with consolidation of operations, exited business or product lines, or shutdowns of specific sites that are expected to be substantially completed within twelve months. These restructuring charges are recorded as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, or other costs and charges directly related to the restructuring. The Company records severance charges for employee separations when the separation is probable and reasonably estimable. In the event employees are required to perform future service, the Company records severance charges ratably over the remaining service period of those employees.

For additional information, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net".

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for credit losses was $15 million and $17 million as of December 31, 2024 and 2023, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

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

For additional information, see Note 4, "Properties and Accumulated Depreciation" and Note 16, "Asset Impairments, Restructuring, and Other Charges, Net".
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

Indefinite-lived intangible assets, consisting primarily of various tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of indefinite-lived intangible assets for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically the relief from royalty method. The estimated fair value of tradenames is determined based on an assumed royalty rate savings, discounted by the calculated market participant estimated weighted average cost of capital ("WACC") plus a risk premium.

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

Investments in affiliates over which the Company has significant influence but not a controlling interest are accounted for under the equity method of accounting. These investments are included in "Other noncurrent assets" in the Consolidated Statements of Financial Position. The Company includes its share of earnings and losses of such investments in "Other (income) charges, net" located in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For additional information, see Note 14, "Legal Matters".

Working Capital Management and Off Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in 2024 and 2023 were $2.7 billion and $2.8 billion, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance program or services fees. Eastman or the financial institution may terminate the program at any time with immediate effect upon 90 days' notice. Confirmed obligations in the supplier finance program of $56 million and $69 million at December 31, 2024 and 2023, respectively, are included in "Payables and other current liabilities" on the Consolidated Statements of Financial Position. The following table presents a rollforward of obligations confirmed as valid through the supplier finance program for the year ended December 31, 2024:

(Dollars in millions)	Confirmed obligations
Confirmed obligations outstanding at December 31, 2023	$69
Invoices confirmed during the year	418
Confirmed invoices paid during the year	(431)
Confirmed obligations outstanding at December 31, 2024	$56

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Government Grants

In the absence of explicit GAAP guidance on contributions received from government agencies, the Company applied by analogy the recognition and measurement guidance under International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset's cost basis, which reduces future depreciation expense. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the Consolidated Statements of Cash Flows.

In 2024, the Company entered into a Cooperative Agreement ("the DOE grant") with the United States Department of Energy's ("DOE") Office of Clean Energy Demonstrations ("OCED") whereby certain costs incurred by the Company are reimbursed by the DOE. During the year ended December 31, 2024, pursuant to the DOE grant, the Company requested $11 million in reimbursements from the DOE, of which $9 million has been received by the Company during fourth quarter 2024. The funds received reduced the carrying amount of certain fixed assets associated with the Company's Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas, which were included in properties and equipment at December 31, 2024. The reduced carrying amount of the impacted assets is recognized in profit or loss over the life of the depreciable assets through reduced depreciation expense.

2.DIVESTITURES

Texas City Divestiture

On December 1, 2023, the Company completed the sale of its Texas City operations, which was reported in the Chemical Intermediates ("CI") segment ("Texas City Operations"). The sale excluded the plasticizer operations. The Company provided certain transition and post-closing services on agreed terms that were completed in 2024. The business was not reported as a discontinued operation because the sale did not have a major effect on the Company's operations and financial results.

The total estimated consideration, after post-closing adjustments, was $498 million. The divestiture resulted in a $323 million gain.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company recognized $13 million of transaction costs for the divested business in 2022. Transaction costs are expensed as incurred and are included in "Selling, general and administrative expenses" ("SG&A") in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

3.INVENTORIES

	December 31,
(Dollars in millions)	2024	2023

Finished goods	$1,321	$1,193
Work in process	305	293
Raw materials and supplies	737	618
Total inventories at FIFO or average cost	2,363	2,104
Less: LIFO reserve	375	421
Total inventories	$1,988	$1,683

Inventories valued on the LIFO method were approximately 50 percent of total inventories at both December 31, 2024 and 2023.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2024	2023
Properties
Land	$111	$114
Buildings	1,531	1,482
Machinery and equipment	11,566	10,750
Construction in progress	777	1,228
Properties and equipment at cost	$13,985	$13,574
Less: Accumulated depreciation	8,370	8,026
Net properties	$5,615	$5,548

Depreciation expense was $419 million, $405 million, and $384 million for 2024, 2023, and 2022, respectively.

Cumulative construction-period interest of $117 million and $100 million, reduced by accumulated depreciation of $51 million and $46 million, is included in net properties at December 31, 2024 and 2023, respectively.

Eastman capitalized $17 million, $18 million, and $9 million of interest in 2024, 2023, and 2022, respectively.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of the change in goodwill during 2024 and 2023.

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2022	$1,296	$1,601	$757	$10	$3,664
Adjustments to net goodwill resulting from reorganization (1)	—	569	(569)	—	—
Acquisition	34	—	—	—	34
Divestiture	—	—	(67)	—	(67)
Currency translation and other adjustments	—	12	3	—	15
Balance at December 31, 2023	$1,330	$2,182	$124	$10	$3,646
Acquisition (2)	4	—	—	—	4
Currency translation and other adjustments	(3)	(10)	(5)	—	(18)
Balance at December 31, 2024	$1,331	$2,172	$119	$10	$3,632
(1)The amount was determined using the relative fair value approach. Goodwill impacted by the product moves announced in first quarter 2023 was assessed for impairment at the time of the reorganization.
(2)Measurement period adjustments related to prior year acquisition.

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the AFP segment, Chemical Intermediates ("CI") segment, and other segments, respectively, at both December 31, 2024 and 2023.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The carrying amounts of intangible assets follow:

				December 31, 2024			December 31, 2023
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	-	25	$1,141	$649	$492	$1,149	$592	$557
Technology	10	-	20	519	378	141	527	356	171
Other	16	-	37	86	36	50	87	34	53

Indefinite-lived intangible assets:
Tradenames				349	—	349	350	—	350
Other				—	—	—	7	—	7
Total identified intangible assets				$2,095	$1,063	$1,032	$2,120	$982	$1,138

Amortization expense of definite-lived intangible assets was $82 million, $86 million, and $87 million for 2024, 2023, and 2022, respectively. Estimated amortization expense for future periods is $80 million in 2025, $77 million in 2026, $70 million in 2027, $66 million in 2028, and $61 million in 2029.

6.EQUITY INVESTMENTS

Eastman owns a 50 percent or less interest in joint ventures which are accounted for under the equity method. As of December 31, 2024 and 2023, these include a joint venture with a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end-use products. The Company owns a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. These joint ventures also include a 40 percent interest in a joint venture facility in Kingsport, Tennessee that manufactures acetylated wood. At December 31, 2024 and 2023, the Company's total equity investments were $114 million and $106 million, respectively, included in "Other noncurrent assets" in the Consolidated Statements of Financial Position.
7.PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2024	2023
Trade creditors	$1,309	$1,170
Accrued payrolls, vacation, and variable-incentive compensation	231	222
Accrued taxes	290	192
Other	428	451
Total payables and other current liabilities	$2,258	$2,035

The "Other" above consists primarily of accruals for dividends payable to shareholders, post-employment obligations, interest payable, the current portion of operating lease liabilities, environmental reserves, and miscellaneous accruals.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.INCOME TAXES

Components of earnings before income taxes and the provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Earnings before income taxes
United States	$147	$357	$205
Outside the United States	931	730	772
Total	$1,078	$1,087	$977
Provision for income taxes
United States Federal
Current	$36	$133	$179
Deferred	(80)	(39)	(76)
Outside the United States
Current	176	153	105
Deferred	41	(35)	(10)
State and other
Current	10	7	33
Deferred	(13)	(28)	(50)
Total	$170	$191	$181

The following represents the deferred tax (benefit) charge recorded as a component of "Accumulated other comprehensive income (loss)" ("AOCI") in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Cumulative translation adjustment	$19	$11	$—
Defined benefit pension and other postretirement benefit plans	(3)	(6)	(7)
Derivatives and hedging	11	(9)	(1)
Total	$27	$(4)	$(8)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Earnings before income taxes	$170	$191	$181
Other comprehensive income	27	(4)	(8)
Total	$197	$187	$173

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Amount computed using the statutory rate	$226	$228	$205
State income taxes, net	(21)	(26)	(27)
Foreign rate variance	(31)	(78)	(16)
Change in reserves for tax contingencies	40	105	27
General business credits	(64)	(81)	(44)
U.S. tax on foreign earnings, net of credits	(5)	22	(17)
Divestitures	7	14	37
Other	18	7	16
Provision for income taxes	$170	$191	$181

Effective income tax rate	16%	18%	19%

The 2024 provision for income taxes includes decreases related to general business credits and foreign rate variance due to the Company's mix of earnings, offset by increases related to changes in reserves for tax contingencies.

The 2023 provision for income taxes includes an increase related to changes in reserves for tax contingencies, a decrease related to general business credits, and a decrease related to the foreign rate variance due to the Company's mix of earnings.

The 2022 provision for income taxes includes decreases related to general business credits and the release of a state valuation allowance, offset by the impacts of the business divestitures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2024	2023
Deferred tax assets
Post-employment obligations	$132	$158
Net operating loss carryforwards	657	690
Tax credit carryforwards	313	268
Environmental contingencies	68	68
Capitalized research and development expenses	421	322
Other	198	264
Total deferred tax assets	1,789	1,770
Less: Valuation allowance	686	183
Deferred tax assets less valuation allowance	$1,103	$1,587
Deferred tax liabilities
Property, plant, and equipment	$(961)	$(952)
Intangible assets	(251)	(270)
Investments	—	(516)
Deferred gain	(166)	(160)
Other	(149)	(134)
Total deferred tax liabilities	$(1,527)	$(2,032)
Net deferred tax liabilities	$(424)	$(445)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$109	$156
Deferred income tax liabilities	(533)	(601)
Net deferred tax liabilities	$(424)	$(445)

At December 31, 2024, foreign net operating loss carryforwards totaled $2.4 billion. Of this amount, $800 million will expire in 1 to 20 years and $1.6 billion of the carryforwards have no expiration date. In 2024, the Company reassessed the likelihood of certain foreign net operating losses being recaptured, that were previously maintained as a deferred tax liability. These net operating losses are not realizable; therefore, a valuation allowance was recorded to offset the elimination of the deferred tax liability. A valuation allowance of approximately $551 million has been provided against foreign net operating loss carryforwards and other foreign deferred income tax balances.

At December 31, 2024, there were no federal net operating loss carryforwards available to offset future taxable income. At December 31, 2024, foreign tax credit carryforwards of approximately $112 million were available to reduce possible future U.S. income taxes, which expire from 2028 to 2034. A partial valuation allowance of $103 million has been established for foreign tax credit carryforwards as of December 31, 2024.

A partial valuation allowance of $29 million has been established for the Solutia, Inc. ("Solutia") state net operating loss carryforwards. The valuation allowance will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, or the related statute expires.

All foreign earnings, with the exception of short-term liquid assets on certain foreign subsidiaries, including basis differences, continue to be considered indefinitely reinvested. As of December 31, 2024, unremitted earnings of subsidiaries outside the U.S. totaled $4.0 billion of which a substantial portion has already been subject to U.S. tax. The Company has not determined the deferred tax liability associated with these unremitted earnings and basis differences, as such determination is not practicable.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2024	2023
Miscellaneous receivables	$73	$62

Payables and other current liabilities	$229	$133
Other long-term liabilities	302	287
Total income taxes payable	$531	$420

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2024	2023	2022
Balance at January 1	$320	$235	$200
Adjustments based on tax positions related to current year	27	33	11
Adjustments based on tax positions related to prior years	3	68	24
Lapse of statute of limitations	(6)	(9)	—
Settlements	(23)	(7)	—
Balance at December 31 (1)	$321	$320	$235
(1)All of the unrecognized tax benefits as of December 31, 2024, would, if recognized, impact the Company's effective tax rate.

A reconciliation of the beginning and ending amounts of accrued interest related to unrecognized tax positions is as follows:

(Dollars in millions)	2024	2023	2022
Balance at January 1	$39	$22	$13
Expense for interest, net of tax	18	17	9
Income for interest, net of tax	(2)	—	—
Balance at December 31	$55	$39	$22

Accrued penalties related to unrecognized tax positions were immaterial as of December 31, 2024, 2023, and 2022.

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

It is reasonably possible that, as a result of the resolution of federal, state, and foreign examinations and appeals, and the expiration of various statutes of limitation, unrecognized tax benefits could decrease within the next twelve months by up to $150 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.BORROWINGS

	December 31,
(Dollars in millions)	2024	2023
Borrowings consisted of:
7.25% debentures due January 2024	$—	$198
7.625% debentures due June 2024	—	43
3.80% notes due March 2025	450	696
1.875% notes due November 2026 (1)	518	550
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	496	495
5.0% notes due August 2029	495	—
5.75% notes due March 2033 (2)	496	496
5.625% notes due February 2034	743	—
4.8% notes due September 2042	495	495
4.65% notes due October 2044	878	878
2024 Term Loan	—	300
2027 Term Loan	250	499
Commercial paper and short-term borrowings	—	—
Total borrowings	5,017	4,846
Less: Borrowings due within one year	450	541
Long-term borrowings	$4,567	$4,305

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
(2)Net proceeds from the bond issuance have been used to finance or refinance existing and future eligible green investment initiatives which contribute to Eastman's environmental sustainability strategy (a green bond).

In 2024, the Company issued $750 million aggregate principal amount of 5.625% notes due February 2034 (the "2034 Notes"). Proceeds from the sale of the 2034 Notes, net of original issue discounts and issuance costs, were $742 million. The Company also issued $500 million aggregate principal amount of 5.0% notes due August 2029 (the "2029 Notes"). Proceeds from the sale of the 2029 Notes, net of original issue discount and issuance costs, were $495 million. The Company repaid the $198 million 7.25% debentures due January 2024 and the $43 million 7.625% debentures due June 2024. There were no debt extinguishment costs associated with these repayments. The Company also redeemed $250 million aggregate principal amount of the 3.80% notes due March 2025 (the "2025 Notes"). Redemption of the 2025 Notes resulted in an immaterial gain on extinguishment of debt.

All proceeds from the issued notes and the redemption of the debentures are reported under financing activities on the Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"). In February 2024, the Credit Facility was amended to extend the maturity to February 2029. All other material terms of the Credit Facility remain unchanged. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At December 31, 2024 and 2023, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In 2024, the Company repaid the $300 million delayed draw two-year term loan (the "2024 Term Loan") and $250 million of the $500 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with repayments of either term loan. The outstanding balance on the 2027 Term Loan was $250 million at December 31, 2024 and $499 million at December 31, 2023, with variable interest rates of 5.58% and 6.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both December 31, 2024 and 2023.

Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2024 and 2023 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings under the Term Loan equals the carrying value and is classified as Level 2. At December 31, 2024 and 2023, the fair value of total borrowings was $4.9 billion and $4.7 billion, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of December 31, 2024 and 2023.

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

In fourth quarter 2024, the Company de-designated and monetized certain forward cash flow hedges. The resulting unrealized gain of $13 million was recorded in AOCI and will be primarily recognized in earnings in 2025 as the underlying forecasted transactions impact earnings. In fourth quarter 2022, the Company de-designated and monetized certain forward cash flow hedges. The resulting unrealized gain of $27 million was recorded in AOCI and was primarily recognized in earnings in 2023 as the underlying forecasted transactions impacted earnings.

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Short-term borrowings" or "Long-term borrowings" on the Consolidated Statements of Financial Position at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Consolidated Statements of Cash Flows.

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

In third quarter 2024, the Company settled $75 million notional amount designated as an interest rate swap on the 3.80% notes due March 2025, resulting in an immaterial cash loss which is included as part of operating activities in the Consolidated Statements of Cash Flows.

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

In 2024, Eastman entered into fixed-to-fixed cross-currency swaps of $50 million (€46 million) maturing December 2028, $200 million (€184 million) maturing September 2029, and $250 million (€230 million) maturing February 2034. Also in 2024, in conjunction with the repayment of the 7.25% debentures due January 2024, the Company terminated fixed-to-fixed cross-currency swaps of $190 million (€165 million) maturing January 2024. The termination of the cross-currency swap resulted in a $9 million gain recognized in CTA. Additionally, in conjunction with the partial repayment of the 3.80% notes due March 2025, the Company terminated a fixed-to-fixed cross-currency swap of $120 million (€104 million) maturing in March 2025. The termination of this cross-currency swap resulted in a $7 million gain recognized in CTA. The related cash flows were classified as investing activities in the Consolidated Statements of Cash Flows.

In 2023, Eastman entered into fixed-to-fixed cross-currency swaps of $300 million (€283 million) maturing March 2033, $50 million (¥6.7 billion) maturing March 2025, $375 million (€340 million) maturing March 2025, and $125 million (€113 million) maturing December 2028. Additionally, Eastman voluntarily terminated and reentered into fixed-to-fixed cross-currency swaps of $375 million (€340 million terminated; €351 million reentered) maturing March 2025, $305 million (€265 million terminated; €285 million reentered) maturing December 2028, and $50 million (¥6.7 billion terminated; ¥7.4 billion reentered) maturing March 2025. The termination of cross-currency swaps in 2023 resulted in a $34 million gain recognized in CTA. The related cash flows were classified as investing activities in the Consolidated Statements of Cash Flows.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2024 and 2023 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2024	December 31, 2023

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€428	€405
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	10	11

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swaps (in millions)	—	$75

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,543	€1,354
JPY/USD (in JPY)	¥7,385	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€499	€498

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from, or corroborated by, observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of December 31, 2024 or December 31, 2023. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during the years ended December 31, 2024 or 2023.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company presents derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2024 and 2023.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2024 Level 2	December 31, 2023 Level 2
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$6	$—
Foreign exchange contracts	Other noncurrent assets	3	—

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Other current assets	—	1

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	19	8
Cross-currency interest rate swaps	Other noncurrent assets	69	18
Total Derivative Assets		$97	$27

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$4	$19
Foreign exchange contracts	Payables and other current liabilities	—	8
Foreign exchange contracts	Other long-term liabilities	—	2

Derivatives designated as fair value hedges:
Fixed-for-floating interest rate swap	Long-term borrowings	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	4	—
Cross-currency interest rate swaps	Other long-term liabilities	54	61
Total Derivative Liabilities		$62	$93
Total Net Derivative Assets (Liabilities)		$35	$(66)

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges noted in the table above, the Company had a carrying value of $518 million and $550 million associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2024 and 2023, respectively. The designated foreign currency-denominated borrowings are included as part of "Long-term borrowings" within the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024 and 2023, the following amounts were included within the Consolidated Statements of Financial Position related to cumulative basis adjustments for fair value hedges.

(Dollars in millions)	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging loss adjustment included in the carrying amount of the hedged liability
Line item in the Consolidated Statements of Financial Position in which the hedged item is included	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Long-term borrowings	$—	$72	$—	$(3)
The following table presents the effect of the Company's hedging instruments on Other comprehensive income (loss), net of tax ("OCI") and financial performance for the twelve months ended December 31, 2024, 2023, and 2022:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives			Pre-tax amount of gain/(loss) reclassified from AOCI into income
	December 31,			December 31,
Hedging Relationships	2024	2023	2022	2024	2023	2022
Derivatives in cash flow hedging relationships:
Commodity contracts	$11	$(14)	$(11)	$(25)	$(10)	$36
Foreign exchange contracts	20	(14)	(2)	8	12	45
Forward starting interest rate and treasury lock swap contracts	2	2	10	(3)	(3)	(6)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	33	(30)	85	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	107	(32)	63	—	—	—
Cross-currency interest rate swaps excluded component	(26)	(42)	(1)	—	—	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for 2024, 2023, and 2022.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Twelve Months
	2024			2023			2022
(Dollars in millions)	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized

	$9,382	$7,092	$200	$9,210	$7,149	$215	$10,580	$8,443	$182

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			4			3			2
Derivatives designated as hedging instruments			(4)			(3)			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(3)			(6)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(25)			(10)			36
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	8			12			45

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain of $1 million in 2024, a net loss of $5 million in 2023, and net loss of $11 million in 2022 on these derivatives.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included gains of $154 million at December 31, 2024 and losses of $4 million at December 31, 2023. The change in AOCI in 2024 compared to 2023 are primarily as a result of a decrease in foreign currency exchange rates, particularly the euro. If realized, approximately $10 million in pre-tax gains will be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2025 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2024 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,865,375; 1,899,512; and 1,871,624 shares as of December 31, 2024, 2023, and 2022, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share ("EPS").

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $81 million, $79 million, and $81 million for 2024, 2023, and 2022, respectively.

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

Other Postretirement Benefit Plans

Under its other postretirement benefit plans in the U.S., Eastman provides life insurance for eligible retirees hired prior to January 1, 2007. Company funding is also provided for eligible Medicare retirees hired prior to January 1, 2007 with a health reimbursement arrangement. Certain of the Company's non-U.S. operations have supplemental health benefit plans for retirees, the cost of which is not significant to the Company.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary balance sheet of the change in benefit obligation and plan assets during 2024 and 2023, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2024		2023		2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,468	$661	$1,471	$602	$480	$509
Service cost	21	9	23	7	$—	—
Interest cost	73	24	77	26	$24	26
Actuarial loss (gain)	(29)	(55)	54	36	$(17)	(11)
Settlement	—	—	—	(11)	$—	—
Plan participants' contributions	—	1	—	1	$2	2
Effect of currency exchange	—	(25)	—	27	$—	—
Benefits paid	(148)	(23)	(157)	(27)	(43)	(46)
Benefit obligation, end of year	$1,385	$592	$1,468	$661	$446	$480
Change in plan assets:
Fair value of plan assets, beginning of year	$1,348	$639	$1,405	$589	$104	$106
Actual return on plan assets	62	16	93	40	$3	12
Effect of currency exchange	—	(26)	—	27	$—	—
Company contributions	4	17	7	20	$35	35
Reserve for third party contributions	—	—	—	—	$—	(5)
Plan participants' contributions	—	1	—	1	$2	2
Benefits paid	(148)	(23)	(157)	(27)	$(43)	(46)
Settlements	—	—	—	(11)	—	—
Fair value of plan assets, end of year	$1,266	$624	$1,348	$639	$101	$104
Funded status at end of year	$(119)	$32	$(120)	$(22)	$(345)	$(376)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$58	$—	$18	$57	$56
Current liabilities	(4)	—	(3)	—	(36)	(36)
Post-employment obligations	(115)	(26)	(117)	(40)	(366)	(396)
Net amount recognized, end of year	$(119)	$32	$(120)	$(22)	$(345)	$(376)
Accumulated benefit obligation	$1,324	$569	$1,404	$635
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$—	$(5)	$—	$(6)	$—	$(10)

Actuarial gains in the projected benefit obligations for 2024 were primarily due to higher discount rates. Actuarial losses in the projected benefit obligations for the pension plans in 2023 were primarily due to lower discount rates. Actuarial gains in benefit obligations for the postretirement benefit plans in 2023 were primarily due to changes in actuarial assumptions partially offset by lower discount rates.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,385	$79	$1,468	$434
Fair value of plan assets	1,266	53	1,348	394

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$1,324	$55	$1,404	$408
Fair value of plan assets	1,266	40	1,348	385

Postretirement benefit plans with accumulated benefit obligations in excess of plan assets are $402 million and $432 million at December 31, 2024 and 2023, respectively. The plans have no assets.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2024		2023		2022		2024	2023	2022
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$21	$9	$23	$7	$25	$11	$—	$—	$—
Interest cost	73	24	77	26	45	14	24	26	14
Expected return on plan assets	(95)	(28)	(88)	(22)	(128)	(31)	(5)	(4)	(4)
Amortization of:
Prior service (credit) cost	—	(1)	—	—	1	—	(10)	(27)	(31)
Mark-to-market pension and other postretirement benefits loss (gain), net (1)	4	(43)	49	18	112	10	(15)	(14)	(103)
Net periodic benefit (credit) cost	$3	$(39)	$61	$29	$55	$4	$(6)	$(19)	$(124)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment gain	$—	$—	$—	$—	$—	$(4)	$—	$—	$—
Amortization of:
Prior service (credit) cost	—	(1)	—	—	1	—	(10)	(27)	(31)
Total	$—	$(1)	$—	$—	$1	$(4)	$(10)	$(27)	$(31)
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

Settlements are triggered in a plan when distributions exceed the sum of service cost and interest cost of the respective plan. Lump sum payments from a U.S. pension plan resulted in a plan settlement in 2022. The settlement was not material. However, the settlement triggered an interim remeasurement of the impacted U.S. pension plan's assets and liabilities and, as such, the Company recognized a MTM loss of $7 million in 2022.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Plan Assumptions

The assumptions used to develop the projected benefit obligation for Eastman's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
	2024		2023		2022		2024	2023	2022
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.64%	4.40%	5.22%	3.83%	5.58%	4.27%	5.60%	5.21%	5.55%
Interest crediting rate	5.44%	N/A	5.46%	N/A	5.48%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.04%	3.00%	3.04%	3.00%	3.04%	N/A	N/A	N/A
Health care cost trend
Initial							6.25%	6.50%	6.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2030	2030

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.22%	3.83%	5.58%	4.27%	2.88%	1.57%	5.21%	5.55%	2.83%
Discount rate for service cost	5.22%	3.38%	5.59%	3.95%	2.95%	1.31%	N/A	N/A	N/A
Discount rate for interest cost	5.15%	3.83%	5.46%	4.27%	2.46%	1.57%	5.16%	5.43%	2.35%
Expected return on assets	7.50%	4.74%	6.62%	3.86%	7.07%	3.81%	4.50%	3.50%	3.50%
Rate of compensation increase	3.00%	3.04%	3.00%	3.04%	3.00%	3.00%	N/A	N/A	N/A
Interest crediting rate	5.46%	N/A	5.48%	N/A	5.50%	N/A	N/A	N/A	N/A
Health care cost trend
Initial							6.50%	6.00%	6.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2030	2026

The Company calculates service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.

The fair value of plan assets for the U.S. pension plans at both December 31, 2024 and 2023 was $1.3 billion, while the fair value of plan assets at December 31, 2024 and 2023 for non-U.S. pension plans was $624 million and $639 million, respectively. At both December 31, 2024 and 2023, the expected weighted-average long-term rate of return on U.S. pension plans assets was 7.50 percent. The expected weighted-average long-term rate of return on non-U.S. pension plan assets was 5.01 percent and 4.74 percent at December 31, 2024 and 2023, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2024
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$18	$40	$18	$40	$—	$—	$—	$—
Public Equity - United States (2)	6	—	6	—	—	—	—	—
Other Investments (3)	—	49	—	—	—	—	—	49
Total Assets at Fair Value	$24	$89	$24	$40	$—	$—	$—	$49
Investments Measured at Net Asset Value (4)	1,242	535
Total Assets	$1,266	$624

(Dollars in millions)			Fair Value Measurements at December 31, 2023
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$25	$49	$25	$49	$—	$—	$—	$—
Public Equity - United States (2)	4	—	4	—	—	—	—	—
Other Investments (3)	—	51	—	—	—	—	—	51
Total Assets at Fair Value	$29	$100	$29	$49	$—	$—	$—	$51
Investments Measured at Net Asset Value (4)	1,319	539
Total Assets	$1,348	$639
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

(Dollars in millions)		Fair Value Measurements at December 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Debt (1):
Fixed Income (U.S.)	$64	$—	$64	$—
Fixed Income (Non-U.S.)	22	—	22	—
Total	$86	$—	$86	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2023
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (2)	$2	$2	$—	$—
Debt (1):
Fixed Income (U.S.)	65	—	65	—
Fixed Income (Non-U.S.)	22	—	22	—
Total	$89	$2	$87	$—
(1)Debt: The fixed income securities are primarily valued upon a market approach, using matrix pricing and considering a security's relationship to other securities for which quoted prices in an active market may be available, or an income approach, converting future cash flows to a single present value amount. Inputs used in developing fair value estimates include reported trades, broker quotes, benchmark yields, and base spreads.
(2)Cash and Cash Equivalents: Funds generally invested in actively managed collective trust funds or interest bearing accounts.

The Company valued assets with unobservable inputs (Level 3), primarily insurance contracts, using a crediting rate that approximates market returns and investments in underlying securities whose market values are unobservable and determined using pricing models, discounted cash flow methodologies, or similar techniques.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2022	$45
Unrealized gains	5
Purchases, issuances, sales, and settlements	1
Balance at December 31, 2023	51
Unrealized gains	(3)
Purchases, issuances, sales, and settlements	1
Balance at December 31, 2024	$49
(1)Primarily consists of insurance contracts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2025 and the asset allocation at December 31, 2024 and 2023, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2025 Target Allocation	Plan Assets at December 31, 2024	Plan Assets at December 31, 2023	2025 Target Allocation	Plan Assets at December 31, 2024	Plan Assets at December 31, 2023	2025 Target Allocation	Plan Assets at December 31, 2024	Plan Assets at December 31, 2023
Asset category
Equity securities	41%	42%	40%	25%	23%	22%	—%	—%	—%
Debt securities	36%	37%	39%	57%	60%	62%	100%	100%	100%
Real estate	8%	6%	6%	4%	4%	4%	—%	—%	—%
Other investments (1)	15%	15%	15%	14%	13%	12%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
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

The Company made no contributions to its U.S. defined benefit pension plans in 2024 or 2023. For 2025 calendar year, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Benefit payments are made using a combination of plan assets and cash payments. Most of the Company's pension plans have plan assets that predominately cover pension benefit obligations. The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2025	$142	$24	$44
2026	134	25	43
2027	132	29	43
2028	130	30	42
2029	133	32	41
2030-2034	607	176	184

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At December 31, 2024 and 2023, right-to-use assets for operating leases of $164 million and $180 million, respectively, are included as a part of "Other noncurrent assets" on the Consolidated Statements of Financial Position. At both December 31, 2024 and 2023, the operating right-to-use assets include $3 million of assets previously classified as lease intangibles and $7 million and $5 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" on the Consolidated Statements of Financial Position. As of December 31, 2024, financing leases were not material to the Company's financial statements.

As of December 31, 2024, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2025	$49
2026	38
2027	26
2028	16
2029	8
2030 and beyond	21
Total lease payments	158
Less: amounts of lease payments representing interest	13
Present value of future lease payments	145
Less: current obligations under leases	49
Long-term lease obligations	$96

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning first quarter 2025. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

(Dollars in millions)	2024	2023	2022
Lease costs:
Operating lease costs	$83	$86	$67
Short-term lease costs	31	23	45
Sublease income	(8)	(4)	(13)
Total	$106	$105	$99

	December 31,
(Dollars in millions)	2024	2023	2022
Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$82	$85	$67
Right-to-use assets obtained in exchange for new lease liabilities	$32	$28	$69

Weighted-average remaining lease term, in years	6	6	6
Weighted-average discount rate	3.0%	3.0%	3.2%

Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2025	$450	$—	$206	$228	$49	$275	$1,208
2026	518	—	202	209	38	71	1,038
2027	196	250	178	153	26	83	886
2028	496	—	169	127	16	81	889
2029	495	—	152	96	8	94	845
2030 and beyond	2,612	—	1,201	763	21	1,044	5,641
Total	$4,767	$250	$2,108	$1,576	$158	$1,648	$10,507

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2024 totaling $1.6 billion over a period of approximately 25 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2030 and beyond" line item.

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

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, third-party debt, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have remaining terms up to 15 years with maximum potential future payments of approximately $160 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote. Eastman has letters of credit and surety bonds of approximately $90 million as of December 31, 2024 to support commitments made in the ordinary course of business. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2024	2023
Environmental contingencies, current	$15	$10
Environmental contingencies, long-term	269	274
Total	$284	$284

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $252 million to $495 million and from $252 million to $497 million at December 31, 2024 and 2023, respectively. The best estimate or minimum estimated future environmental expenditures of $252 million at both December 31, 2024 and 2023, are considered to be probable and reasonably estimable.

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $131 million had been paid for costs at the Shared Sites as of December 31, 2024. As of December 31, 2024, an additional $206 million has been recognized for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. Eastman has letters of credit of approximately $150 million to support certain environmental matters. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during 2024 and 2023 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2022	$245
Changes in estimates recognized in earnings and other	19
Cash reductions	(12)
Balance at December 31, 2023	252
Changes in estimates recognized in earnings and other	13
Cash reductions	(13)
Balance at December 31, 2024	$252

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $32 million at both December 31, 2024 and December 31, 2023.

Other

Eastman's cash expenditures related to environmental protection and improvement were $307 million, $314 million, and $300 million in 2024, 2023, and 2022, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $70 million, $65 million, and $60 million in 2024, 2023, and 2022, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $53 million and $51 million at December 31, 2024 and December 31, 2023, respectively, and are included in "Other long-term liabilities" on the Consolidated Statements of Financial Position.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2024, 2023, and 2022 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2021	$2	$2,187	$8,557	$(182)	$(4,860)	$5,704	$84	$5,788
Net Earnings	—	—	793	—	—	793	3	796
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive (Loss)	—	—	—	(23)	—	(23)	—	(23)
Share-Based Compensation Expense (2)	—	69	—	—	—	69	—	69
Stock Option Exercises	—	9	—	—	—	9	—	9
Other (3)	—	(20)	—	—	—	(20)	(4)	(24)
Share Repurchase (4)	—	70	—	—	(1,072)	(1,002)	—	(1,002)
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	894	—	—	894	2	896
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive Income	—	—	—	(114)	—	(114)	—	(114)
Share-Based Compensation Expense (2)	—	64	—	—	—	64	—	64
Stock Option Exercises	—	3	—	—	—	3	—	3
Other (3)	—	(14)	—	—	(1)	(15)	2	(13)
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	905	—	—	905	3	908
Cash Dividends (1)	—	—	(382)	—	—	(382)	—	(382)
Other Comprehensive Income	—	—	—	5	—	5	—	5
Share-Based Compensation Expense (2)	—	63	—	—	—	63	—	63
Stock Option Exercises	—	41	—	—	—	41	—	41
Other (3)	—	(9)	—	—	(2)	(11)	(1)	(12)
Share Repurchase	—	—	—	—	(300)	(300)	—	(300)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
(1)Cash dividends includes cash dividends paid and dividends declared, but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Additional paid-in capital in 2022 included the final settlement of the fourth quarter 2021 accelerated share repurchase program ("the 2021 ASR") and the favorable settlement of the second quarter 2022 accelerated share repurchase program (the "2022 ASR").

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $3.26 in 2024, $3.18 in 2023, and $3.07 in 2022.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2024, a total of 11,612,158 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2024, the Company repurchased 3,001,409 shares of common stock for $300 million. During 2023, the Company repurchased 1,866,866 shares of common stock for a cost of approximately $150 million. During 2022, the Company repurchased 10,710,259 shares of common stock for a cost of $1.1 billion, primarily under the 2022 ASR, and included $100 million from the settlement of the 2021 ASR.

The Company's charitable foundation held 50,798 issued and outstanding shares of the Company's common stock at December 31, 2024, 2023, and 2022 which are included in treasury stock in the Consolidated Statements of Financial Position and excluded from calculations of diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	For years ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Numerator
Net earnings attributable to Eastman	$905	$894	$793

Denominator
Weighted average shares used for basic EPS	116.7	118.6	123.5
Dilutive effect of stock options and other award plans	1.2	0.8	1.4
Weighted average shares used for diluted EPS	117.9	119.4	124.9

EPS (1)
Basic	$7.75	$7.54	$6.42
Diluted	$7.67	$7.49	$6.35
(1)     EPS is calculated using whole dollars and shares.
Shares underlying stock options excluded from the 2024, 2023, and 2022 calculations of diluted EPS were 1,234,513, 2,409,208, and 1,398,110, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive.

Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2024	2023	2022

Balance at beginning of year	222,762,317	222,348,557	221,809,309
Issued for employee compensation and benefit plans	826,030	413,760	539,248
Balance at end of year	223,588,347	222,762,317	222,348,557

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(230)	$32	$(6)	$(1)	$(205)
Period change	(67)	(21)	(26)	—	(114)
Balance at December 31, 2023	(297)	11	(32)	(1)	(319)
Period change	(20)	(8)	33	—	5
Balance at December 31, 2024	$(317)	$3	$1	$(1)	$(314)

Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman recognizes deferred income taxes on the cumulative translation adjustment related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are recognized on the cumulative translation adjustment of other subsidiaries outside the United States, as the cumulative translation adjustment is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2024		2023		2022
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$(1)	$(20)	$(56)	$(67)	$7	$7
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(11)	(8)	(27)	(21)	(34)	(27)
Derivatives and hedging:
Unrealized gain (loss) during period	24	18	(36)	(27)	71	53
Reclassification adjustment for (gains) losses included in net income, net	20	15	1	1	(75)	(56)
Total other comprehensive income (loss)	$32	$5	$(118)	$(114)	$(31)	$(23)

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivative and Non-Derivative Financial Instruments", and Note 11, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET
Components of asset impairments, restructuring, and other charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Tangible Asset Impairments
AM - Advanced interlayers (1)	$5	$—	$—
	5	—	—
Loss (Gain) on Sale of Previously Impaired Assets
AM - Advanced interlayers (2)	—	—	16
Other - Tire additives (3)	—	—	(1)
	—	—	15
Severance Charges
Corporate cost reduction and business improvement actions(4)	21	31	22
AM - Advanced interlayers (1)	4	—	—
AM - Performance films (5)	—	—	1
Fibers - Acetate Yarn (6)	—	—	7
	25	31	30
Restructuring and Other Costs
Corporate growth and profitability initiatives (7)	12	—	—
CI - Singapore (8)	—	—	3
AM - Advanced interlayers (1)(2)	9	—	2
Fibers - Acetate Yarn (6)	—	6	2
	21	6	7

Total	$51	$37	$52

(1)Asset impairment charges, severance charges, and site closure costs in 2024, related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. In addition, inventory adjustments of $4 million and $3 million in the Advanced Materials ("AM") segment and AFP segment, respectively, were recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2024 related to this closure.
(2)Loss on sale of previously impaired assets and other restructuring costs in 2022, related to the closure of an advanced interlayers manufacturing facility in North America as part of site optimization.
(3)Gain on sale of previously impaired assets in 2022, for assets associated with divested rubber additives and other product lines of the global tire additives business.
(4)Severance charges related to corporate cost reductions and business improvement actions which are reported in "Other".
(5)Severance charges for site optimizations in 2022 related to the closure of a performance films research and development facility.
(6)Severance charges in 2022 and site closure costs in 2022 and 2023 related to the closure of an acetate yarn manufacturing facility in Europe. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2023 related to the closure of this facility.
(7)Charges related to corporate growth and profitability improvement initiatives which are reported in "Other".
(8)Other restructuring charges in 2022 related to the closure of a manufacturing site in Singapore.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the beginning and ending restructuring liability amounts are as follows:

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2024
Non-cash charges	$—	$5	$(5)	$—	$—
Severance costs	26	25	—	(28)	23
Site closure & other restructuring costs	—	21	—	(18)	3
Total	$26	$51	$(5)	$(46)	$26

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Site closure & other restructuring costs	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

(Dollars in millions)	Balance at January 1, 2022	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2022
Severance costs	$12	$31	$—	$(9)	$34
Site closure & other restructuring costs	5	21	1	(26)	1
Total	$17	$52	$1	$(35)	$35

Substantially all costs remaining for severance are expected to be applied to the reserves within one year.

17.OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Foreign exchange transaction losses (gains), net (1)	$11	$11	$16
(Income) loss from equity investments and other investment (gains) losses, net	—	(10)	(19)
Other, net (2)	36	37	(3)
Other (income) charges, net	$47	$38	$(6)
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

Compensation Expense

For 2024, 2023, and 2022, total share-based compensation expense (before tax) of $63 million, $64 million, and $69 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $8 million, $10 million, and $11 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. Stock option compensation expense of $6 million for 2024, $6 million for 2023, and $7 million for 2022 was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis by the Compensation and Management Development Committee of the Board of Directors under the 2021 Omnibus Plan and predecessor plans to employees. Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of the options is 10 years with vesting periods that vary up to three years. Vesting usually occurs ratably over the vesting period or at the end of the vesting period. The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used in the determination of fair value for the options awarded in 2024, 2023, and 2022 are provided in the table below:

Assumptions	2024	2023	2022
Expected volatility rate	30.21%	30.55%	28.98%
Expected dividend yield	3.82%	3.31%	2.57%
Average risk-free interest rate	4.34%	4.13%	2.35%
Expected term years	6.7	6.4	6.4

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

A summary of the activity of the Company's stock option awards for 2024, 2023, and 2022 is presented below:

	2024		2023		2022
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,824,000	$88	3,479,200	$88	3,168,500	$84
Granted	390,900	$86	409,300	$85	443,100	$113
Exercised	(561,900)	$73	(38,200)	$68	(122,700)	$74
Cancelled, forfeited, or expired	(184,200)	$95	(26,300)	$94	(9,700)	$87
Outstanding at end of year	3,468,800	$89	3,824,000	$88	3,479,200	$88
Options exercisable at year-end	2,691,100		2,974,100		2,534,400
Available for grant at end of year	5,008,575		6,698,702		8,355,640

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2024	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2024	Weighted-Average Exercise Price
$61-$80	1,038,100	3.9	$71	1,007,100	$70
$81-$100	1,202,400	6.9	$84	571,000	$83
$101-$110	882,600	4.6	$107	882,600	$107
$111-$121	345,700	7.2	$121	230,400	$121
	3,468,800	5.4	$89	2,691,100	$89

The range of exercise prices of options outstanding at December 31, 2024 is approximately $61 to $121 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2024 is $30 million and $26 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2024 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2024 is 4.6 years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The weighted average fair value of options granted during 2024, 2023, and 2022 was $21.16, $21.67, and $26.80, respectively. The total intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022, was $16 million, $1 million, and $6 million, respectively. Cash proceeds received by the Company from option exercises totaled $41 million with a related tax benefit of $2 million for 2024, $3 million with an immaterial tax benefit for 2023, and $10 million with a related tax benefit of $1 million for 2022. The total fair value of shares vested during the years ending December 31, 2024, 2023, and 2022 was $9 million, $8 million, and $8 million, respectively.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2024 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2024	849,900	$23.12
Granted	390,900	$21.16
Vested	(403,800)	$22.79
Cancelled, forfeited, or expired	(59,400)	$22.43
Nonvested at December 31, 2024	777,600	$22.35

For nonvested options at December 31, 2024, approximately $1 million in compensation expense will be recognized over the next two years.

Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2024-2026, 2023-2025, and 2022-2024 periods were 339 thousand, 406 thousand, and 288 thousand, respectively. The target shares are assumed to be 100 percent of the target shares granted based on the award notice. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2024, 2023, and 2022 were 276 thousand, 144 thousand, and 160 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2024, 2023, and 2022 was $54 million, $55 million, and $58 million, respectively. The unrecognized compensation expense before tax for these same type awards at December 31, 2024 was approximately $62 million and will be recognized primarily over a period of two years.

19.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Current assets	$(82)	$49	$22
Other assets	48	45	12
Current liabilities	61	(23)	180
Long-term liabilities and equity	24	83	76
Total	$51	$154	$290

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2024	2023	2022

Interest, net of amounts capitalized	$203	$214	$179
Income taxes, net of refunds	111	158	78
Non-cash investing activities:
Outstanding trade payables related to capital expenditures	73	115	64

20.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's operating segments and the geographical regions in which they operate. "Other" includes sales and costs related to growth initiatives, including the cellulosics biopolymer platform and circular economy, research and development ("R&D") costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment and is not included in operating segment results. This operating segment structure is used by the Chief Operating Decision Maker ("CODM"), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on Adjusted EBIT, defined as the GAAP measure earnings before interest and taxes ("EBIT"), adjusted for non-core, unusual, or non-recurring items. These adjustments allow the CODM to evaluate segment operating performance excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature.

Advanced Materials Segment

In the AM segment, the Company produces and markets polymers, films, and plastics with differentiated performance properties for value-added end-uses in transportation; durables and electronics; building and construction; medical and pharma; and consumables end-markets.

The advanced interlayers product line includes polyvinyl butyral sheet and polyvinyl butyral intermediates. The performance films product line primarily consists of window films and protective films products for aftermarket applied films. The specialty plastics product line consists of two primary products: copolyesters and cellulosic biopolymers.

	Percentage of Total Segment Sales
Product Lines	2024	2023	2022
Advanced Interlayers	33%	34%	29%
Performance Films	20%	21%	20%
Specialty Plastics	47%	45%	51%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Sales by Customer Location	2024	2023	2022
United States and Canada	31%	32%	33%
Asia Pacific	37%	35%	35%
Europe, Middle East, and Africa	26%	27%	26%
Latin America	6%	6%	6%
Total	100%	100%	100%

Additives & Functional Products Segment

In the AFP segment, the Company manufactures materials for products in the food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics end-markets.

The care additives product line consists of amine derivative-based building blocks and organic acid-based solutions for the production of flocculants, intermediates for surfactants, fumigants, fungicides, and plant growth regulator products. The coatings additives product line can be broadly classified as polymers and additives and solvents and include specialty coalescents, specialty solvents, paint additives, and specialty polymers. The functional amines product lines include methylamines and salts, and higher amines and solvents. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products.

	Percentage of Total Segment Sales
Product Lines	2024	2023	2022
Care Additives	37%	37%	38%
Coatings Additives	28%	27%	26%
Functional Amines	19%	18%	20%
Specialty Fluids	16%	18%	16%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2024	2023	2022
United States and Canada	43%	42%	41%
Asia Pacific	21%	21%	22%
Europe, Middle East, and Africa	30%	31%	30%
Latin America	6%	6%	7%
Total	100%	100%	100%

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Product Lines	2024	2023	2022
Intermediates	75%	78%	77%
Plasticizers	25%	22%	23%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2024	2023	2022
United States and Canada	70%	71%	70%
Asia Pacific	7%	8%	7%
Europe, Middle East, and Africa	18%	17%	17%
Latin America	5%	4%	6%
Total	100%	100%	100%

Fibers Segment

In the Fibers segment, Eastman manufactures and sells acetate tow and triacetin plasticizers for use in filtration media, primarily cigarette filters; cellulosic filament yarn and staple fibers for use in apparel under the brand Naia™, home furnishings, and industrial fabrics; nonwoven media for use in filtration and friction applications, used primarily in transportation, industrial, and agricultural end-markets; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.

	Percentage of Total Segment Sales
Product Lines	2024	2023	2022
Acetate Tow	69%	70%	64%
Acetate Yarn	13%	11%	14%
Acetyl Chemical Products	13%	14%	16%
Nonwovens	5%	5%	6%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2024	2023	2022
United States and Canada	21%	21%	25%
Asia Pacific	36%	35%	35%
Europe, Middle East, and Africa	41%	42%	37%
Latin America	2%	2%	3%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$3,050	$2,862	$2,134	$1,318	$9,364

Cost of sales	2,215	2,107	1,901	775	$6,998
Selling, general and administrative expenses	292	204	112	74	$682
Other segment items (1)	79	61	20	15	$175
Adjusted EBIT	464	490	101	454	1,509

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
Other adjusted EBIT (2)					(211)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(7)
Asset impairments, restructuring, and other charges, net (3)					(51)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					54
Environmental and other costs (5)					(16)
Net interest expense					(200)
Consolidated EBT					$1,078

	For year ended December 31, 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	194	146	99	64	503	6	509
Capital expenditures	403	68	65	42	578	21	599
Assets (6)	5,735	4,608	1,586	1,075	13,004	2,209	15,213

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes the following which are not allocated to operating segments: 1) sales and costs from growth initiatives and businesses, 2) pension and other postretirement benefit plans income (expense), net, and 3) other income (charges), net.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested or non-operational sites and product lines.
(6)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2023
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,932	$2,834	$2,143	$1,295	$9,204

Cost of sales	2,221	2,140	1,895	789	$7,045
Selling, general and administrative expenses	295	200	119	72	$686
Other segment items (1)	73	58	18	12	$161
Adjusted EBIT	343	436	111	422	1,312

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(215)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(23)
Asset impairments, restructuring, and other charges, net (3)					(37)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					(53)
Environmental and other costs (5)					(13)
Net gain on divested business (6)					323
Unusual items impacting EBIT
Steam line incident insurance proceeds (7)					8
Net interest expense					(215)
Consolidated EBT					$1,087

	For year ended December 31, 2023
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	161	143	103	86	493	5	498
Capital expenditures	608	88	68	36	800	28	828
Assets (8)	5,423	4,691	1,600	1,081	12,795	1,838	14,633

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes the following which are not allocated to operating segments: 1) sales and costs from growth initiatives and businesses, 2) pension and other postretirement benefit plans income (expense), net, and 3) other income (charges), net.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested or non-operational sites and product lines.
(6)Sale of the Company's operations in Texas City, Texas (excluding the plasticizers operations). See Note 2, "Divestitures", for a description of the transaction.
(7)From the previously reported operational incident at the Kingsport site as a result of a steam line failure (the "steam line incident").
(8)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2022
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$3,207	$3,475	$2,716	$1,022	$10,420

Cost of sales	2,451	2,689	2,248	814	8,202
Selling, general and administrative expenses	283	183	104	64	634
Other segment items (1)	78	57	15	4	154
Adjusted EBIT	395	546	349	140	1,430

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(91)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(52)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					(19)
Environmental and other costs (5)					(15)
Adjustments to contingent consideration					6
Net loss on divested business and transaction costs (6)					(61)
Unusual items impacting EBIT
Steam line incident costs, net of insurance proceeds (7)					(39)
Net interest expense					(182)
Consolidated EBT					$977

	For year ended December 31, 2022
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	163	142	104	61	470	7	477
Capital expenditures	341	99	97	43	580	31	611

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes the following which are not allocated to operating segments: 1) sales and costs from growth initiatives and businesses, 2) pension and other postretirement benefit plans income (expense), net, and 3) other income (charges), net.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested or non-operational sites and product lines.
(6)Primarily related to the sale of the adhesives resins business. See Note 2, "Divestitures", for a description of the transaction.
(7)From the previously reported operational incident at the Kingsport site as a result of a steam line failure (the "steam line incident").

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2024	2023	2022
Sales by Segment
Advanced Materials	$3,050	$2,932	$3,207
Additives & Functional Products (1)	2,862	2,834	3,475
Chemical Intermediates (1)	2,134	2,143	2,716
Fibers	1,318	1,295	1,022
Total Sales by Operating Segment	9,364	9,204	10,420
Other (2)	18	6	160
Consolidated Sales	$9,382	$9,210	$10,580
(1)Prior periods have been recast as a result of the Company's product moves during first quarter 2023.
(2)"Other" in 2022 includes sales revenue from the divested adhesives resins business.
Sales are attributed to geographic areas based on customer location and long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2024	2023	2022
Sales
United States	$3,773	$3,794	$4,738
China	1,073	974	964
All other foreign countries	4,536	4,442	4,878
Total	$9,382	$9,210	$10,580

	December 31,
	2024	2023	2022
Net properties
United States	$4,548	$4,494	$4,180
All foreign countries	1,067	1,054	980
Total	$5,615	$5,548	$5,160

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
21.RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2024	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2024
Reserve for:
Credit losses	$17	$(2)	$—	$—	$15
LIFO inventory	421	(46)	—	—	375
Non-environmental asset retirement obligations	51	2	—	—	53
Environmental contingencies	284	13	—	13	284
Deferred tax valuation allowance	183	(8)	511	—	686
	$956	$(41)	$511	$13	$1,413

(Dollars in millions)		Additions
	Balance at January 1, 2023	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2023
Reserve for:
Credit losses	$15	$2	$—	$—	$17
LIFO inventory	493	(72)	—	—	421
Non-environmental asset retirement obligations	51	1	—	1	51
Environmental contingencies	274	26	—	16	284
Deferred tax valuation allowance	258	(76)	1	—	183
	$1,091	$(119)	$1	$17	$956

(Dollars in millions)		Additions
	Balance at January 1, 2022	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2022
Reserve for:
Credit losses	$17	$(2)	$—	$—	$15
LIFO inventory	365	128	—	—	493
Non-environmental asset retirement obligations	51	2	(1)	1	51
Environmental contingencies	281	7	—	14	274
Deferred tax valuation allowance	339	(79)	(2)	—	258
	$1,053	$56	$(3)	$15	$1,091

See Note 1, "Significant Accounting Policies", Note 3, "Inventories", Note 8, "Income Taxes", and Note 13, "Environmental Matters and Asset Retirement Obligations", for additional information.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) Director and Officer Trading Arrangements

None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees is incorporated herein by reference to the sections "The Board of Directors" and "Corporate Governance" as included and to be filed in the Proxy Statement for the 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement"). Information regarding Eastman's executive officers is set forth under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Corporate Governance" section.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees, and independent consultants and contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the exchange listing standards applicable to the Company. It is the Company's policy to comply with all applicable securities and state laws when engaging in transactions in Eastman securities.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections "Executive Compensation" and "Director Compensation" as included and to be filed in the 2025 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section "Information About Stock Ownership" as included and to be filed in the 2025 Proxy Statement.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2024 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,468,800	(1)	$89	5,008,575	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	3,468,800		$89	5,008,575

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections "The Board of Directors--Director Independence" and "Corporate Governance--Board Practices" as included and to be filed in the 2025 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section "Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2025 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

ITEM 16.FORM 10-K SUMMARY

None.

Exhibit Number	EXHIBIT INDEX
Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)
4.01	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
4.02
Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.03	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)
4.04	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)
4.05	Form of 3.80% Note due 2025 (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014)
4.06	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)
4.07	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)
4.08	Form of 5.750% Note due 2033 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 8, 2023)
4.09	Form of 5.625% Note due 2034 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 20, 2024)
4.10	Form of 5.0% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 1, 2024)
4.11	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
10.01
Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021)

10.02
Amendment No.1 to the Second Amended and Restated Five-Year Credit Agreement dated as of December 3, 2021 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023)

10.03
Third Amended and Restated Five-Year Credit Agreement dated as of February 14, 2024 among Eastman Chemical Company, the initial lenders named herein, and Citibank, N.A., as administrative agent, Citibank, N.A. and Mizuho Bank, LTD., as Co-Sustainability Structuring Agents, and Citibank, N.A., BOFA Securities, Inc., JPMorgan Chase Bank, N.A., and Mizuho Bank, LTD., as joint lead arrangers (incorporated herein by reference to the Exhibit 10.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **

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

10.15*	Forms of Performance Share Awards to Executive Officers (2025 - 2027 Performance Period) **
10.16*	2025 Unit Performance Plan — Corporate Performance Measures and Named Executive Office Target Variable Pay Opportunities **
10.17	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **
10.18	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **
10.19	2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2021 Annual Meeting Proxy Statement dated March 25, 2021 as amended on April 13, 2021) **
10.20
Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) **

10.21
Amended 2021 Director Stock Compensation Subplan of the 2021 Omnibus Stock Compensation Plan and Form of Restricted Stock Award Notice** (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023) **

10.22
Form of Award Notice for Stock Options Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **

10.23
Form of Restricted Stock Unit Awards Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **

19.01*	Eastman Chemical Company Insider Trading Policy
21.01*	Subsidiaries of the Company
23.01*	Consent of Independent Registered Public Accounting Firm
31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2024
31.02*	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the year ended December 31, 2024
32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2024
32.02*	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the year ended December 31, 2024

Exhibit Number	EXHIBIT INDEX
Description
97.01	Eastman Chemical Company Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 97.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **
99.01*	2024 Company and Segment Revenue by End-Use Market
99.02*	Product and Raw Material Information
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 14, 2025
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ William T. McLain, Jr.	Executive Vice President and	February 14, 2025
William T. McLain, Jr.	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Michelle R. Stewart	Vice President, Chief Accounting	February 14, 2025
Michelle R. Stewart	Officer and Corporate Controller

SIGNATURE	TITLE	DATE

DIRECTORS* (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 14, 2025
Humberto P. Alfonso

/s/ Brett D. Begemann	Director	February 14, 2025
Brett D. Begemann

/s/ Eric L. Butler	Director	February 14, 2025
Eric L. Butler

/s/ Linnie M. Haynesworth	Director	February 14, 2025
Linnie M. Haynesworth

/s/ Julie F. Holder	Director	February 14, 2025
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 14, 2025
Renée J. Hornbaker

/s/ Kim A. Mink	Director	February 14, 2025
Kim A. Mink

/s/ James J. O'Brien	Director	February 14, 2025
James J. O'Brien

/s/ David W. Raisbeck	Director	February 14, 2025
David W. Raisbeck

/s/ Donald W. Slager	Director	February 14, 2025
Donald W. Slager