Form 10-Q
period 2025-03-31
EASTMAN CHEMICAL CO
filed 2025-04-25
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2025
Common Stock, par value $0.01 per share	115,460,148
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

5.	Other Information	43

6.	Exhibits	44

SIGNATURES

Signatures	45

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currency exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of the Company's information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; impacts from U.S. tariffs, reciprocal tariffs, and global trade disruption; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2025	2024
Sales	$2,290	$2,310
Cost of sales	1,723	1,778
Gross profit	567	532
Selling, general and administrative expenses	182	191
Research and development expenses	67	59
Asset impairments, restructuring, and other charges, net	9	11
Other components of post-employment (benefit) cost, net	(1)	(5)
Other (income) charges, net	8	13
Earnings before interest and taxes	302	263
Net interest expense	49	49
Earnings before income taxes	253	214
Provision for income taxes	70	49
Net earnings	183	165
Less: Net earnings attributable to noncontrolling interest	1	—
Net earnings attributable to Eastman	$182	$165

Basic earnings per share attributable to Eastman	$1.58	$1.40
Diluted earnings per share attributable to Eastman	$1.57	$1.39

Comprehensive Income
Net earnings including noncontrolling interest	$183	$165
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	8	(10)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	(2)
Derivatives and hedging:
Unrealized gain (loss) during period	(13)	4
Reclassification adjustment for (gains) losses included in net income, net	(2)	(1)
Total other comprehensive income (loss), net of tax	(7)	(9)
Comprehensive income including noncontrolling interest	176	156
Less: Comprehensive income attributable to noncontrolling interest	1	—
Comprehensive income attributable to Eastman	$175	$156
Retained Earnings
Retained earnings at beginning of period	$10,013	$9,490
Net earnings attributable to Eastman	182	165
Cash dividends declared	(96)	(96)
Retained earnings at end of period	$10,099	$9,559

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$418	$837
Trade receivables, net of allowance for credit losses	894	791
Miscellaneous receivables	365	381
Inventories	2,116	1,988
Other current assets	108	104
Total current assets	3,901	4,101
Properties
Properties and equipment at cost	14,130	13,985
Less: Accumulated depreciation	8,491	8,370
Net properties	5,639	5,615
Goodwill	3,642	3,632
Intangible assets, net of accumulated amortization	1,021	1,032
Other noncurrent assets	768	833
Total assets	$14,971	$15,213

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,984	$2,258
Borrowings due within one year	285	450
Total current liabilities	2,269	2,708
Long-term borrowings	4,736	4,567
Deferred income tax liabilities	512	533
Post-employment obligations	624	630
Other long-term liabilities	886	923
Total liabilities	9,027	9,361
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,880,113 and 223,588,347 as of March 31, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	2,476	2,463
Retained earnings	10,099	10,013
Accumulated other comprehensive income (loss)	(321)	(314)
	12,256	12,164
Less: Treasury stock at cost (108,470,763 shares as of both March 31, 2025 and December 31, 2024)	6,385	6,385
Total Eastman stockholders' equity	5,871	5,779
Noncontrolling interest	73	73
Total equity	5,944	5,852
Total liabilities and stockholders' equity	$14,971	$15,213

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$183	$165
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	126	127
Benefit from deferred income taxes	(3)	(17)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(92)	(105)
(Increase) decrease in inventories	(120)	(100)
Increase (decrease) in trade payables	(72)	49
Pension and other postretirement contributions (in excess of) less than expenses	(14)	(19)
Variable compensation payments (in excess of) less than expenses	(109)	(78)
Other items, net	(66)	(38)
Net cash used in operating activities	(167)	(16)
Investing activities
Additions to properties and equipment	(147)	(185)
Government incentives	11	—
Other items, net	5	6
Net cash used in investing activities	(131)	(179)
Financing activities
Net increase in commercial paper and other borrowings	285	—
Proceeds from borrowings	246	742
Repayment of borrowings	(550)	(498)
Dividends paid to stockholders	(96)	(95)
Other items, net	(9)	(1)
Net cash (used in) provided by financing activities	(124)	148
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net change in cash and cash equivalents	(419)	(49)
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$418	$499

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2024 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2024 financial position data included herein was derived from the consolidated financial statements included in the 2024 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: On January 1, 2025, Eastman adopted this update, which requires that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU is applied prospectively for all newly formed joint venture entities with a formation date on or after January 1, 2025. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: On January 1, 2025, Eastman adopted this update on a prospective basis, which modifies annual income tax disclosure requirements. The updated guidance mandates entities to provide more detailed information including specific categories in the income tax rate reconciliation, and the breakdown of income or loss from continuing operations before income tax expense or benefit, for both domestic and foreign. Additionally, entities must disclose income tax expense or benefit from continuing operations, categorized by federal, state, and foreign taxes. The guidance further requires disclosure of income tax payments to various jurisdictions. The adoption did not have a significant impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of March 31, 2025

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The Financial Accounting Standards Board issued this update in November 2024, which requires public companies to provide additional disclosure of certain income statement expense line items. This guidance is intended to improve transparency around the nature of expenses and their impact on financial performance. The ASU is effective for fiscal periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Working Capital Management and Off Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in first quarter 2025 and 2024 were $676 million and $698 million, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance program or services fees. Eastman or the financial institution may terminate the program at any time upon 90 days' notice. Confirmed obligations in the supplier finance program of $67 million and $56 million at March 31, 2025 and December 31, 2024, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2025	2024
Finished goods	$1,412	$1,321
Work in process	347	305
Raw materials and supplies	712	737
Total inventories at FIFO or average cost	2,471	2,363
Less: LIFO reserve	355	375
Total inventories	$2,116	$1,988

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both March 31, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.INCOME TAXES

	First Quarter
(Dollars in millions)	2025		2024
	$	%	$	%
Provision for income taxes and tax rate	$70	28%	$49	23%

First quarter 2025 provision for income taxes includes an increase related to the foreign rate variance due to the Company's mix of earnings and an increase related to adjustments of certain prior year income tax returns. First quarter 2024 provision for income taxes included a decrease related to the foreign rate variance due to the Company's mix of earnings, partially offset by an increase related to uncertain tax positions.

At March 31, 2025 and December 31, 2024, Eastman had $331 million and $321 million, respectively, in unrecognized tax benefits.

4.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2025	2024
Borrowings consisted of:
3.80% notes due March 2025	$—	$450
1.875% notes due November 2026 (1)	539	518
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	497	496
5.0% notes due August 2029	742	495
5.75% notes due March 2033	496	496
5.625% notes due February 2034	743	743
4.8% notes due September 2042	495	495
4.65% notes due October 2044	878	878
2027 Term Loan	150	250
Commercial paper and short-term borrowings	285	—
Total borrowings	5,021	5,017
Less: Borrowings due within one year	285	450
Long-term borrowings	$4,736	$4,567
(1)The carrying value of the euro-denominated 1.875% notes due November 2026 fluctuates with changes in the euro to U.S. dollar exchange rate. The carrying value of this euro-denominated borrowing has been designated as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

In first quarter 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from first quarter 2025 issuance were $246 million. The Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt. All proceeds from the issued notes and the redemption of the 3.8% notes are reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. At March 31, 2025, the Company's commercial paper borrowings were $285 million with a weighted interest rate of 4.61%. At December 31, 2024, the Company had no commercial paper borrowings.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the loan. The outstanding balance on the 2027 Term Loan was $150 million at March 31, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.55% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2025 and December 31, 2024.

Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2025 and December 31, 2024 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings, including the 2027 Term Loan and commercial paper, equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $4.9 billion at both March 31, 2025 and December 31, 2024. The Company had no borrowings classified as Level 1 or Level 3 as of March 31, 2025 and December 31, 2024.

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

For further information on the Company's hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Short-term borrowings" or "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position at fair value and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

In first quarter 2025, the Company entered into fixed-to-fixed cross-currency swaps of $50 million (¥7.9 billion) maturing December 2028, $50 million (€48 million) maturing December 2028, $100 million (€97 million) maturing August 2029, and $100 million (€97 million) maturing February 2034.

Additionally, Eastman voluntarily terminated and reentered into fixed-to-fixed cross-currency swaps of $245 million (€229 million terminated; €236 million reentered) maturing December 2028, and $300 million (€282 million terminated; €290 million reentered) maturing March 2033. The Company also voluntarily terminated fixed-to-fixed cross-currency swaps of $50 million (¥7.4 billion) maturing March 2025, and $375 million (€351 million) maturing March 2025. The termination of cross-currency swaps in first quarter 2025 resulted in a $2 million loss recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2025 and December 31, 2024 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2025	December 31, 2024

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€447	€428
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	3	10

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,449	€1,543
JPY/USD (in JPY)	¥7,885	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€499	€499

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of March 31, 2025 and December 31, 2024. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during first quarter 2025 or 2024.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of March 31, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$—
Foreign exchange contracts	Other current assets	—	6
Foreign exchange contracts	Other noncurrent assets	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	19
Cross-currency interest rate swaps	Other noncurrent assets	18	69
Total Derivative Assets		$19	$97

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$4
Foreign exchange contracts	Payables and other current liabilities	7	—
Foreign exchange contracts	Other long-term liabilities	3	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	—	4
Cross-currency interest rate swaps	Other long-term liabilities	24	54
Total Derivative Liabilities		$34	$62
Total Net Derivative Assets (Liabilities)		$(15)	$35

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had a carrying value of $539 million at March 31, 2025 and $518 million at December 31, 2024 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2025 and 2024.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Commodity contracts	$1	$(4)	$—	$—
Foreign exchange contracts	(17)	7	4	2
Forward starting interest rate and treasury lock swap contracts	1	—	(1)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(21)	12	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(103)	39	—	—
Cross-currency interest rate swaps excluded component	66	(10)	—	—

The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2025 and 2024.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2025			2024
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,290	$1,723	$49	$2,310	$1,778	$49
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			1
Derivatives designated as hedging instruments			—			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		—			—
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	4			2

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $3 million during first quarter 2025, and recognized a net loss of $5 million during first quarter 2024.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net unrealized gain of $75 million and a net unrealized gain of $154 million at March 31, 2025 and December 31, 2024, respectively. Unrealized gains in AOCI decreased between December 31, 2024 and March 31, 2025 primarily as a result of an increase in euro to U.S. dollar exchange rates. If realized, approximately $6 million in pre-tax losses as of March 31, 2025, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$2	$5	$2	$—	$—
Interest cost	18	6	18	6	5	6
Expected return on assets	(22)	(7)	(24)	(7)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	—	(3)
Net periodic benefit (credit) cost	$—	$1	$(1)	$1	$4	$2

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated financial statements and related disclosures in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2025	December 31, 2024
Environmental contingencies, current	$20	$15
Environmental contingencies, long-term	262	269
Total	$282	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $250 million to $503 million and from $252 million to $495 million at March 31, 2025 and December 31, 2024, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first three months 2025 and full year 2024 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2023	$252
Changes in estimates recognized in earnings and other	13
Cash reductions	(13)
Balance at December 31, 2024	252
Changes in estimates recognized in earnings and other	1
Cash reductions	(3)
Balance at March 31, 2025	$250

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $32 million at both March 31, 2025 and December 31, 2024.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $54 million and $53 million at March 31, 2025 and December 31, 2024, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

8.LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2025 and 2024 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	182	—	—	182	1	183
Cash Dividends Declared (1) ($0.83 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(7)	—	(7)	—	(7)
Share-Based Compensation Expense (2)	—	23	—	—	—	23	—	23
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	—	(12)	—	(12)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$2	$2,476	$10,099	$(321)	$(6,385)	$5,871	$73	$5,944

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	165	—	—	165	—	165
Cash Dividends Declared (1) ($0.81 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(9)	—	(9)	—	(9)
Share-Based Compensation Expense (2)	—	21	—	—	—	21	—	21
Stock Option Exercises	—	7	—	—	—	7	—	7
Other (3)	—	(8)	—	—	—	(8)	(1)	(9)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2024	$2	$2,388	$9,559	$(328)	$(6,083)	$5,538	$70	$5,608
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(297)	$11	$(32)	$(1)	$(319)
Period change	(20)	(8)	33	—	5
Balance at December 31, 2024	(317)	3	1	(1)	(314)
Period change	8	—	(15)	—	(7)
Balance at March 31, 2025	$(309)	$3	$(14)	$(1)	$(321)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2025		2024
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(1)	$8	$(4)	$(10)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	—	(3)	(2)
Derivatives and hedging:
Unrealized gain (loss) during period	(17)	(13)	5	4
Reclassification adjustment for (gains) losses included in net income, net	(3)	(2)	(1)	(1)
Total other comprehensive income (loss)	$(21)	$(7)	$(3)	$(9)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2025	2024
Numerator
Earnings attributable to Eastman, net of tax	$182	$165

Denominator
Weighted average shares used for basic EPS	115.2	117.4
Dilutive effect of stock options and other awards	1.3	0.8
Weighted average shares used for diluted EPS	116.5	118.2

(Calculated using whole dollars and shares)
EPS
Basic	$1.58	$1.40
Diluted	$1.57	$1.39

Shares underlying stock options of 1,716,564 and 1,583,247 for first quarter 2025 and 2024, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. No shares were repurchased in first quarter 2025 or 2024.

The Company declared cash dividends of $0.83 and $0.81 per share for first quarter 2025 and 2024, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	First Quarter
	2025	2024
Severance charges (1)(2)	$1	$11
Restructuring and other charges (1)(3)	8	—
Total	$9	$11

(1)Severance charges of $1 million and restructuring charges of $3 million in first quarter 2025 related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the Additives & Functional Products segment.
(2)Severance charges in first quarter 2024 related to corporate cost reductions actions which are reported in "Other".
(3)Charges of $5 million related to profitability improvement initiatives which are reported in "Other".

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first three months 2025 and full year 2024:

(Dollars in millions)	Balance at January 1, 2025	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2025
Severance charges	$23	$1	$—	$(6)	$18
Restructuring and other charges	3	8	—	(6)	5
Total	$26	$9	$—	$(12)	$23

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2024
Non-cash charges	$—	$5	$(5)	$—	$—
Severance charges	26	25	—	(28)	23
Restructuring and other charges	—	21	—	(18)	3
Total	$26	$51	$(5)	$(46)	$26

Substantially all severance charges remaining as of March 31, 2025 are expected to be paid within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards have included restricted and unrestricted stock, restricted stock units, stock options, and performance shares. In first quarter 2025 and 2024, $23 million and $21 million, respectively, of compensation expense before tax was recognized in "Selling, general and administrative expense" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards, of which $9 million and $7 million, respectively, was for stock options. Compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the award notices. For first quarter 2025 and 2024, $8 million and $6 million, respectively, of stock option compensation expense was recognized due to qualifying termination eligibility preceding the requisite service period. The impact on net earnings for first quarter 2025 and 2024 was $17 million and $15 million, respectively, net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2025 and 2024, approximately 408 thousand and 389 thousand stock options, respectively, were granted under the 2021 Omnibus Stock Compensation Plan. Options have an exercise price equal to the closing price of the Company's stock on the date of grant and a term of ten years, with vesting periods that vary up to three years. Vesting generally occurs ratably over the vesting period or, in some cases, at the end of the vesting period. The Company utilizes the Black-Scholes-Merton option valuation model, which relies on certain assumptions to estimate an option's fair value.

The assumptions used in the determination of fair value for stock options granted in first quarter 2025 and 2024 are provided in the table below:

	First Quarter
Assumptions	2025	2024
Expected volatility rate	30.61%	30.21%
Expected dividend yield	3.32%	3.82%
Average risk-free interest rate	4.42%	4.34%
Expected term years	6.8	6.7

The grant date exercise price and fair value of options granted during first quarter 2025 were $100.56 and $26.99, respectively, and first quarter 2024 were $86.15 and $21.16, respectively.

For options unvested at March 31, 2025, $3 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option grants, the Company may award long-term performance shares, restricted stock and restricted stock units, and stock appreciation rights. Long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period and pay out in unrestricted shares of common stock. Performance share awards vest and are paid out at the end of the three year performance period, contingent upon the achievement of specified performance conditions. The awards are valued using a Monte Carlo Simulation model and are recognized as compensation expense ratably over the service period. In first quarter 2025, approximately 332 thousand long-term performance share target awards were granted for the 2025–2027 performance period, and in first quarter 2024, approximately 339 thousand were granted for the 2024–2026 performance period. The target shares awarded are initially assumed to be 100 percent. At the end of the three-year performance period, the actual number of shares awarded can range from zero to 250 percent of the target shares based on the award notice. The number of restricted stock unit awards, which pay out in unrestricted shares of common stock at the end of the vesting and performance (if any) period, during first quarter 2025 and 2024 were approximately 176 thousand and 181 thousand, respectively. The fair value of a restricted stock unit award is equal to the closing stock price of the Company's stock on the award date and normally vests over a period of three years. Compensation expense before tax of $14 million was recognized in both first quarter 2025 and 2024 for these other share-based awards, and this amount was included in the total compensation expense noted above for all share-based awards. The unrecognized compensation expense before tax for these same type awards at March 31, 2025, was approximately $117 million and will be recognized primarily over a period of three years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

13.SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's operating segments and the geographical regions in which they operate. This operating segment structure is used by the Chief Operating Decision Maker ("CODM"), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on Adjusted EBIT, defined as the GAAP measure earnings before interest and taxes ("EBIT"), adjusted for non-core, unusual, or non-recurring items. These adjustments allow the CODM to evaluate segment operating performance excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. For disaggregation of revenue by major product lines and regions for each operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2024 Annual Report on Form 10-K.

	First Quarter 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$719	$733	$545	$288	$2,285

Cost of sales	511	526	492	176	1,705
Selling, general and administrative expenses	69	51	28	19	167
Other segment items (1)	23	15	6	5	49
Adjusted EBIT	116	141	19	88	364

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
Other adjusted EBIT (2)					(53)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(9)
Net interest expense					(49)
Consolidated EBT					$253

	First Quarter 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$50	$35	$24	$16	$125	$1	$126
Capital expenditures	97	15	19	8	139	8	147
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$748	$704	$523	$331	$2,306

Cost of sales	546	527	470	190	1,733
Selling, general and administrative expenses	77	53	31	20	181
Other segment items (1)	21	15	6	4	46
Adjusted EBIT	104	109	16	117	346

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(72)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(11)
Net interest expense					(49)
Consolidated EBT					$214

	First Quarter 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$49	$36	$25	$16	$126	$1	$127
Capital expenditures	150	11	11	6	178	7	185
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

(Dollars in millions)	First Quarter
Sales by Segment	2025	2024
Advanced Materials	$719	$748
Additives & Functional Products	733	704
Chemical Intermediates	545	523
Fibers	288	331
Total Sales by Operating Segment	2,285	2,306
Other	5	4
Total Sales	$2,290	$2,310

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31, 2024
(Dollars in millions)	2025
Assets by Segment (1)
Advanced Materials	$5,875	$5,735
Additives & Functional Products	4,660	4,608
Chemical Intermediates	1,625	1,586
Fibers	1,076	1,075
Total Assets by Operating Segment	13,236	13,004
Corporate Assets	1,735	2,209
Total Assets	$14,971	$15,213
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the unaudited consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2024 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included in Part I, Item 1, in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Debt Measure

Eastman, from time to time, evaluates and discloses to investors and securities and credit analysts the non-GAAP debt measure "net debt", which management defines as total borrowings less cash and cash equivalents. Management believes this metric is useful to investors and securities and credit analysts to provide them with information similar to that used by management in evaluating the Company's overall financial position, liquidity, and leverage and because management believes investors, securities analysts, credit analysts and rating agencies, and lenders often use a similar measure to assess and compare companies' relative financial position and liquidity.

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Asset impairments, restructuring, and other charges, net.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2025	2024
Non-core items impacting earnings before interest and taxes:
Asset impairments, restructuring, and other charges, net	$9	$11
Total non-core items impacting earnings before interest and taxes	9	11
Less: Items impacting provision for income taxes:
Tax effect of non-core items	1	3
Interim adjustment to tax provision	(32)	(17)
Total items impacting provision for income taxes	(31)	(14)
Total items impacting net earnings attributable to Eastman	$40	$25

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

Sales, EBIT, and EBIT excluding non-core items were as follows:

	First Quarter
(Dollars in millions)	2025	2024
Sales	$2,290	$2,310
Earnings before interest and taxes	302	263
Earnings before interest and taxes excluding non-core items	311	274

Sales revenue decreased in first quarter 2025 compared to first quarter 2024 as lower sales volume and an unfavorable shift in foreign currency exchange rates were partially offset by higher selling prices.

EBIT excluding non-core items increased in first quarter 2025 compared to first quarter 2024 primarily due to the absence of start-up costs at the Kingsport methanolysis facility, as well as higher selling prices and lower distribution costs, net of higher raw material and energy costs. These net positive impacts were partially offset by lower sales volume in the Fibers segment and an unfavorable shift in foreign currency exchange rates.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$182	$1.57	$165	$1.39
Total non-core items, net of tax	8	0.06	8	0.07
Interim adjustment to tax provision	32	0.28	17	0.15
Adjusted net earnings	$222	$1.91	$190	$1.61
Cash used in operating activities was $167 million in first three months 2025 and $16 million in first three months 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2025	2024	$	%
Sales	$2,290	$2,310	$(20)	(1)%
Volume / product mix effect			(23)	(1)%
Price effect			27	1%
Exchange rate effect			(24)	(1)%

Sales revenue decreased in first quarter 2025 compared to first quarter 2024 primarily as a result of decreases in the Fibers and AM segments partially offset by increases in the AFP and CI segments. Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2025	2024	Change
Gross profit	$567	$532	7%

Gross profit increased in first quarter 2025 compared to first quarter 2024 due to increases in all segments except Fibers. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2025	2024	Change
Selling, general and administrative expenses	$182	$191	(5)%

Selling, general and administrative ("SG&A") expenses decreased in first quarter 2025 compared to first quarter 2024 primarily due to lower deferred compensation expenses.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2025	2024	Change
Research and development expenses	$67	$59	14%

R&D expenses increased in first quarter 2025 compared to first quarter 2024 primarily due to strategic investment in innovation.

Asset Impairments, Restructuring, and Other Charges, Net

(Dollars in millions)	First Quarter
	2025	2024
Severance charges	$1	$11
Restructuring and other charges	8	—
Total	$9	$11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2025	2024
Other components of post-employment (benefit) cost, net	$(1)	$(5)

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2025	2024
Foreign exchange transaction losses, net	$—	$5
(Income) loss from equity investments and other investment (gains) losses, net	1	—
Other, net	7	8
Other (income) charges, net	$8	$13

Other (income) charges, net decreased in first quarter 2025 compared to first quarter 2024 primarily due to the absence of losses on foreign exchange transactions in first quarter 2025. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2025	2024	Change
Earnings before interest and taxes	$302	$263	15%
Asset impairments, restructuring, and other charges, net	9	11
Earnings before interest and taxes excluding non-core items	$311	$274	14%

Net Interest Expense

	First Quarter
(Dollars in millions)	2025	2024	Change
Gross interest costs	$58	$58	—%
Less: Capitalized interest	5	5
Interest expense	53	53
Less: Interest income	4	4
Net interest expense	$49	$49	—%

Net interest expense remained unchanged in first quarter 2025 compared to first quarter 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	First Quarter
	2025		2024
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$70	28%	$49	23%
Tax provision for non-core items (1)	1		3
Interim adjustment to tax provision (2)	(32)		(17)
Adjusted provision for income taxes and effective tax rate	$39	16%	$35	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)First quarter 2025 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2024 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Three Months (1)
	2025	2024
Effective tax rate	28%	23%
Discrete tax items (2)	(2)%	(1)%
Tax impact of current year non-core items (3)	1%	1%
Changes in tax contingencies and valuation allowances	(2)%	(1)%
Forecasted full year impact of expected tax events (4)	(9)%	(6)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent in both first three months 2025 and 2024, respectively.
(2)"Discrete tax items" are items that are excluded from the Company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first three months 2025 are related to share based compensation expense and adjustments to certain prior year tax returns and first three months 2024 are related to share based compensation expense.
(3)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(4)Expected future tax events may include finalization of tax returns; federal, state, and foreign examinations or the expiration of statutes of limitation; and corporate restructurings.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$182	$1.57	$165	$1.39
Non-core items, net of tax: (1)
Asset impairments, restructuring, and other charges, net	8	0.06	8	0.07
Interim adjustment to tax provision	32	0.28	17	0.15
Adjusted net earnings and diluted earnings per share attributable to Eastman	$222	$1.91	$190	$1.61

(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2024 Annual Report on Form 10-K.
Advanced Materials Segment

	First Quarter
			Change
	2025	2024	$	%
(Dollars in millions)
Sales	$719	$748	$(29)	(4)%
Volume / product mix effect			(7)	(1)%
Price effect			(13)	(2)%
Exchange rate effect			(9)	(1)%

Earnings before interest and taxes	$116	$104	$12	12%
Sales revenue decreased in first quarter 2025 compared to first quarter 2024 primarily due to lower selling prices across the segment. Lower sales volume was driven by weakened demand in the automotive and building and construction end-markets, partially offset by growth in the specialty plastics product line.

EBIT increased in first quarter 2025 compared to first quarter 2024 primarily due to $7 million favorable sales volume mix and $8 million lower SG&A expenses, partially offset by a $5 million unfavorable shift in foreign currency rates.
Additives & Functional Products Segment

	First Quarter
			Change
	2025	2024	$	%
(Dollars in millions)
Sales	$733	$704	$29	4%
Volume / product mix effect			15	2%
Price effect			24	3%
Exchange rate effect			(10)	(1)%

Earnings before interest and taxes	$137	$109	$28	26%
Asset impairments, restructuring, and other charges, net	4	—	4
Earnings before interest and taxes excluding non-core item	141	109	32	29%

Sales revenue increased in first quarter 2025 compared to first quarter 2024 primarily due to higher selling prices, driven by cost pass-through contracts, and higher sales volume, primarily in the coatings additives and specialty fluids product lines.

EBIT in first quarter 2025 included asset impairments, restructuring, and other charges, net of $4 million related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net" to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding this non-core item, EBIT increased in first quarter 2025 compared to first quarter 2024 primarily due to $13 million higher selling prices, net of higher raw material and energy costs, $11 million higher sales volume, and $5 million improved asset utilization.
Chemical Intermediates Segment

	First Quarter
			Change
	2025	2024	$	%
(Dollars in millions)
Sales	$545	$523	$22	4%
Volume / product mix effect			8	2%
Price effect			18	3%
Exchange rate effect			(4)	(1)%

Earnings before interest and taxes	$19	$16	$3	19%
Sales revenue increased in first quarter 2025 compared to first quarter 2024 due to higher selling prices and higher sales volume, partially offset by an unfavorable shift in foreign currency rates. Higher selling prices and higher sales volume were primarily due to more favorable market conditions in some olefins-based products.

EBIT increased in first quarter 2025 compared to first quarter 2024 primarily due to $15 million higher selling prices and lower distribution costs, net of higher raw material and energy costs, partially offset by $8 million unfavorable product mix and $3 million higher manufacturing costs.

Fibers Segment

	First Quarter
			Change
	2025	2024	$	%
(Dollars in millions)
Sales	$288	$331	$(43)	(13)%
Volume / product mix effect			(40)	(12)%
Price effect			(2)	(1)%
Exchange rate effect			(1)	—%

Earnings before interest and taxes	$88	$117	$(29)	(25)%
Sales revenue decreased in first quarter 2025 compared to first quarter 2024 primarily due to lower sales volume attributed to continued customer inventory destocking in the acetate tow product line and the impact of a discontinued product.

EBIT decreased in first quarter 2025 compared to first quarter 2024 primarily due to $25 million lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	First Quarter
	2025	2024
(Dollars in millions)
Sales	$5	$4

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(51)	$(68)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	1	2
Asset impairments, restructuring, and other charges, net	(5)	(11)
Other income (charges), net not allocated to operating segments	(3)	(6)
Loss before interest and taxes	$(58)	$(83)
Asset impairments, restructuring, and other charges, net	5	11
Loss before interest and taxes excluding non-core items	(53)	(72)
Sales and costs related to growth initiatives, including the cellulosics biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other". First quarter 2024 also included pre-production costs for the Kingsport methanolysis facility.

EBIT in first quarter 2025 included profitability improvement initiatives. First quarter 2024 included severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2023. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2025	2024	$	%
United States and Canada	$1,020	$969	$51	5%
Europe, Middle East, and Africa	610	659	(49)	(7)%
Asia Pacific	539	564	(25)	(4)%
Latin America	121	118	3	3%
Total Eastman	$2,290	$2,310	$(20)	(1)%

Sales revenue decreased 1 percent in first quarter 2025 compared to first quarter 2024. Lower sales revenue in Europe, Middle East, and Africa was across all segments except the AFP segment, and lower sales revenue in Asia Pacific was primarily in the Fibers segment. Higher sales revenue in United States and Canada was primarily in the CI segment.
Further discussion by operating segment is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet known short- and long-term cash requirements. However, the Company's cash flows from operations can be affected by numerous factors, including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Risk Factors" in Part II, Item 1A of this Quarterly Report. Management believes maintaining a financial profile that supports an investment grade credit rating is important to its long-term strategy and financial flexibility.

	First Three Months
(Dollars in millions)	2025	2024
Net cash provided by (used in)
Operating activities	$(167)	$(16)
Investing activities	(131)	(179)
Financing activities	(124)	148
Effect of exchange rate changes on cash and cash equivalents	3	(2)
Net change in cash and cash equivalents	(419)	(49)
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$418	$499

Cash used in operating activities increased $151 million in first three months 2025 compared to first three months 2024 primarily due to higher working capital and higher variable compensation payout.

Cash used in investing activities decreased $48 million in first three months 2025 compared to first three months 2024 primarily due to lower capital expenditures and higher government incentives, both primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities.

Cash used in financing activities was $124 million in first three months 2025 compared to cash provided by financing activities of $148 million first three months 2024 primarily due to lower net borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Working Capital Management and Off Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in first quarter 2025 and 2024 were $676 million and $698 million, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $401 million and $385 million of these receivables would have been outstanding as of March 31, 2025 and December 31, 2024, respectively, had they not been sold under these factoring programs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Debt and Other Commitments

At March 31, 2025, the Company's borrowings totaled $5.0 billion with various maturities. In first quarter 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from first quarter 2025 issuance was $246 million. The Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2024 Annual Report on Form 10-K for information on other commitments.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. The Company's commercial paper borrowings were $285 million at March 31, 2025 with a weighted interest rate of 4.61%. The Company had no commercial paper borrowings at December 31, 2024.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the loan. The outstanding balance on the 2027 Term Loan was $150 million at March 31, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.55% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2025 and December 31, 2024. The total amount of available borrowings under the Credit Facility was $1.5 billion as of March 31, 2025.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	March 31,	December 31,
(Dollars in millions)	2025	2024
Total borrowings	$5,021	$5,017
Less: Cash and cash equivalents	418	837
Net debt (1)	$4,603	$4,180
(1)Includes non-cash increase of $21 million in 2025 and non-cash decrease of $32 million in 2024 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $147 million and $185 million in first three months 2025 and 2024, respectively. Capital expenditures in first three months 2025 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects. The Company expects that 2025 capital expenditures will be approximately $550 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and site modernization projects.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). No shares of common stock were repurchased during first quarter 2025. As of March 31, 2025, a total of 11,612,158 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, fair value of disposal groups, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2024 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

There have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

For information regarding the Company's material known risk factors which could materially adversely affect the Company, its business, financial condition, or results of operations, see "Risk Factors" in Part I, Item 1A of the Company's 2024 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2025, a total of 11,612,158 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. No shares of common stock were repurchased during first quarter 2025. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

No Rule 10b5-1 trading arrangements or "non-Rule 10b5-1 trading arrangements" (as defined by Regulation S-K Item 408(c)) were entered into, modified, or terminated by the Company's directors or officers during the quarterly period covered by this Report.

ITEM 6.EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index.

EXHIBIT INDEX
Exhibit Number	Description

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.000% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 21, 2025)

10.01 *	Severance Agreement**

10.02 *	Amended 2025 Unit Performance Plan — Corporate Performance Measures**

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2025

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2025

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2025

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2025

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	April 25, 2025	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer