Form 10-Q
period 2025-06-30
EASTMAN CHEMICAL CO
filed 2025-08-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2025
Common Stock, par value $0.01 per share	114,832,412
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	46

1A.	Risk Factors	46

2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

5.	Other Information	48

6.	Exhibits	49

SIGNATURES

Signatures	50

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

The Company cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report. Except as may be required by law, the Company undertakes no obligation to publicly update or alter these forward-looking statements, whether as a result of new information, future events, or otherwise. Investors are advised, however, to consult any further public Company disclosures (such as filings with the Securities and Exchange Commission, Company press releases, or pre-noticed public investor presentations) on related subjects.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Sales	$2,287	$2,363	$4,577	$4,673
Cost of sales	1,781	1,764	3,504	3,542
Gross profit	506	599	1,073	1,131
Selling, general and administrative expenses	157	180	339	371
Research and development expenses	67	60	134	119
Asset impairments, restructuring, and other charges, net	13	—	22	11
Other components of post-employment (benefit) cost, net	(2)	(4)	(3)	(9)
Other (income) charges, net	49	26	57	39
Earnings before interest and taxes	222	337	524	600
Net interest expense	53	50	102	99
Earnings before income taxes	169	287	422	501
Provision for income taxes	29	56	99	105
Net earnings	140	231	323	396
Less: Net earnings attributable to noncontrolling interest	—	1	1	1
Net earnings attributable to Eastman	$140	$230	$322	$395

Basic earnings per share attributable to Eastman	$1.22	$1.96	$2.80	$3.37
Diluted earnings per share attributable to Eastman	$1.20	$1.94	$2.77	$3.33

Comprehensive Income
Net earnings including noncontrolling interest	$140	$231	$323	$396
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(6)	9	2	(1)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	(2)	—	(4)
Derivatives and hedging:
Unrealized gain (loss) during period	(32)	3	(45)	7
Reclassification adjustment for (gains) losses included in net income, net	6	16	4	15
Total other comprehensive income (loss), net of tax	(32)	26	(39)	17
Comprehensive income including noncontrolling interest	108	257	284	413
Less: Comprehensive income attributable to noncontrolling interest	—	1	1	1
Comprehensive income attributable to Eastman	$108	$256	$283	$412
Retained Earnings
Retained earnings at beginning of period	$10,099	$9,559	$10,013	$9,490
Net earnings attributable to Eastman	140	230	322	395
Cash dividends declared	(96)	(95)	(192)	(191)
Retained earnings at end of period	$10,143	$9,694	$10,143	$9,694

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$423	$837
Trade receivables, net of allowance for credit losses	988	791
Miscellaneous receivables	352	381
Inventories	2,151	1,988
Other current assets	107	104
Total current assets	4,021	4,101
Properties
Properties and equipment at cost	14,361	13,985
Less: Accumulated depreciation	8,615	8,370
Net properties	5,746	5,615
Goodwill	3,665	3,632
Intangible assets, net of accumulated amortization	1,028	1,032
Other noncurrent assets	759	833
Total assets	$15,219	$15,213

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,043	$2,258
Borrowings due within one year	344	450
Total current liabilities	2,387	2,708
Long-term borrowings	4,782	4,567
Deferred income tax liabilities	429	533
Post-employment obligations	620	630
Other long-term liabilities	1,095	923
Total liabilities	9,313	9,361
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,896,168 and 223,588,347 as of June 30, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	2,478	2,463
Retained earnings	10,143	10,013
Accumulated other comprehensive income (loss)	(353)	(314)
	12,270	12,164
Less: Treasury stock at cost (109,114,554 and 108,470,763 shares as of June 30, 2025 and December 31, 2024, respectively)	6,435	6,385
Total Eastman stockholders' equity	5,835	5,779
Noncontrolling interest	71	73
Total equity	5,906	5,852
Total liabilities and stockholders' equity	$15,219	$15,213

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$323	$396
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	253	253
Benefit from deferred income taxes	(48)	(37)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(183)	(138)
(Increase) decrease in inventories	(131)	(238)
Increase (decrease) in trade payables	(155)	89
Pension and other postretirement contributions (in excess of) less than expenses	(17)	(29)
Variable compensation payments (in excess of) less than expenses	(86)	(20)
Other items, net	110	75
Net cash provided by operating activities	66	351
Investing activities
Additions to properties and equipment	(297)	(300)
Government incentives	14	—
Other items, net	5	—
Net cash used in investing activities	(278)	(300)
Financing activities
Net increase in commercial paper and other borrowings	344	—
Proceeds from borrowings	246	742
Repayment of borrowings	(550)	(541)
Dividends paid to stockholders	(191)	(190)
Treasury stock purchases	(50)	(100)
Other items, net	(13)	10
Net cash used in financing activities	(214)	(79)
Effect of exchange rate changes on cash and cash equivalents	12	(6)
Net change in cash and cash equivalents	(414)	(34)
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$423	$514

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

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: On January 1, 2025, Eastman adopted this update on a prospective basis, which modifies annual income tax disclosure requirements. The updated guidance mandates entities to provide more detailed information including specific categories in the income tax rate reconciliation, and the breakdown of income or loss from continuing operations before income tax expense or benefit, for both domestic and foreign. Additionally, entities must disclose income tax expense or benefit from continuing operations, categorized by federal, state, and foreign taxes. The guidance further requires disclosure of income tax payments to various jurisdictions. The adoption did not have a significant impact on the Company's interim financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of June 30, 2025

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in second quarter 2025 and 2024 were $674 million and $650 million, respectively, and $1.4 billion and $1.3 billion in first six months 2025 and 2024, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance program or services fees. Eastman or the financial institution may terminate the program at any time upon 90 days' notice. Confirmed obligations in the supplier finance program of $69 million and $56 million at June 30, 2025 and December 31, 2024, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

Government Grants

On May 29, 2025, the U.S. Department of Energy ("DOE") terminated an award related to the Company’s Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas. The Company continues to record reimbursements for amounts incurred prior to the date of the award termination and for which the Company is contractually entitled to under an assistance agreement with the DOE. The Company requested $16 million in reimbursements and has received $14 million in reimbursements from the DOE during the first six months of 2025. The Company continues to pursue reinstatement of the award and is actively evaluating the impact of the termination on the project’s scope, timeline, and carrying values of associated assets.

For additional government grant information, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

2.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2025	2024
Finished goods	$1,475	$1,321
Work in process	322	305
Raw materials and supplies	699	737
Total inventories at FIFO or average cost	2,496	2,363
Less: LIFO reserve	345	375
Total inventories	$2,151	$1,988

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both June 30, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.INCOME TAXES

	Second Quarter				First Six Months
(Dollars in millions)	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$29	17%	$56	20%	$99	23%	$105	21%

Second quarter and first six months 2025 provision for income taxes includes an increase related to uncertain tax positions offset by a decrease related to the foreign rate variance due to the Company's mix of earnings. Second quarter and first six months 2024 provision for income taxes includes a decrease due to the Company's mix of earnings, partially offset by an increase related to uncertain tax positions.

At June 30, 2025 and December 31, 2024, Eastman had $347 million and $321 million, respectively, in unrecognized tax benefits.

On July 4, 2025, the "One Big Beautiful Bill Act" was enacted into law in the United States. The legislation includes modifications to federal income tax law, including but not limited to, changes to the treatment of research and development expenditures and the extension of several international tax provisions that originated as part of the 2017 Tax Cuts and Jobs Act. These changes were not enacted as of the balance sheet date and the Company is currently evaluating the potential impacts of this legislation.

4.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2025	2024
Borrowings consisted of:
3.80% notes due March 2025	$—	$450
1.875% notes due November 2026 (1)	584	518
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	497	496
5.0% notes due August 2029	742	495
5.75% notes due March 2033	496	496
5.625% notes due February 2034	743	743
4.8% notes due September 2042	495	495
4.65% notes due October 2044	879	878
2027 Term Loan	150	250
Commercial paper and short-term borrowings	344	—
Total borrowings	5,126	5,017
Less: Borrowings due within one year	344	450
Long-term borrowings	$4,782	$4,567
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. At June 30, 2025, the Company's commercial paper borrowings were $344 million with a weighted interest rate of 4.62%. At December 31, 2024, the Company had no commercial paper borrowings.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the loan. The outstanding balance on the 2027 Term Loan was $150 million at June 30, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.55% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2025 and December 31, 2024.

Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2025 and December 31, 2024 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings, including the 2027 Term Loan and commercial paper, equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $5.0 billion at June 30, 2025 and $4.9 billion at December 31, 2024. The Company had no borrowings classified as Level 1 or Level 3 as of June 30, 2025 and December 31, 2024.

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

Additionally, in first quarter 2025, Eastman voluntarily terminated and reentered into fixed-to-fixed cross-currency swaps of $245 million (€229 million terminated; €236 million reentered) maturing December 2028, and $300 million (€282 million terminated; €290 million reentered) maturing March 2033. The Company also voluntarily terminated fixed-to-fixed cross-currency swaps of $50 million (¥7.4 billion) maturing March 2025, and $375 million (€351 million) maturing March 2025. The termination of cross-currency swaps in first quarter 2025 resulted in a $2 million loss recognized in CTA. The related cash flows were classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2025 and December 31, 2024 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2025	December 31, 2024

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€450	€428
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	9	10

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,449	€1,543
JPY/USD (in JPY)	¥7,885	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€499	€499

Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of June 30, 2025 and December 31, 2024. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during second quarter 2025 or 2024.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of June 30, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Commodity contracts	Other current assets	$1	$—
Foreign exchange contracts	Other current assets	—	6
Foreign exchange contracts	Other noncurrent assets	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	19
Cross-currency interest rate swaps	Other noncurrent assets	—	69
Total Derivative Assets		$1	$97

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$1	$4
Foreign exchange contracts	Payables and other current liabilities	34	—
Foreign exchange contracts	Other long-term liabilities	11	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	—	4
Cross-currency interest rate swaps	Other long-term liabilities	156	54
Total Derivative Liabilities		$202	$62
Total Net Derivative Assets (Liabilities)		$(201)	$35

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had a carrying value of $584 million at June 30, 2025 and $518 million at December 31, 2024 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2025 and 2024.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2025	2024	2025	2024	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Commodity contracts	$1	$17	$2	$13	$(3)	$(23)	$(3)	$(23)
Foreign exchange contracts	(27)	1	(44)	8	(4)	3	—	5
Forward starting interest rate and treasury lock swap contracts	—	1	1	1	(1)	—	(2)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(45)	5	(66)	17	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(141)	16	(244)	55	—	—	—	—
Cross-currency interest rate swaps excluded component	(10)	12	56	2	—	—	—	—

The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for second quarter and first six months 2025 and 2024.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2025			2024
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,287	$1,781	$53	$2,363	$1,764	$50
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			1
Derivatives designated as hedging instruments			—			(1)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			—
Commodity Contracts:
Amount reclassified from AOCI into earnings		(3)			(23)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(4)			3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2025			2024
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$4,577	$3,504	$102	$4,673	$3,542	$99
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			2
Derivatives designated as hedging instruments			—			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(3)			(23)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	—			5

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net gain of $15 million and $18 million during second quarter and first six months 2025, respectively, and recognized a net gain of $2 million and a net loss of $3 million during second quarter and first six months 2024, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net unrealized loss of $156 million and a net unrealized gain of $154 million at June 30, 2025 and December 31, 2024, respectively. Unrealized losses in AOCI increased between December 31, 2024 and June 30, 2025 primarily as a result of an increase in euro to U.S. dollar exchange rates. If realized, approximately $31 million in pre-tax losses as of June 30, 2025, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$2	$6	$2	$—	$—
Interest cost	18	6	19	6	6	6
Expected return on assets	(23)	(8)	(24)	(7)	(1)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	—	(2)
Net periodic benefit (credit) cost	$—	$—	$1	$1	$5	$2

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$9	$4	$11	$4	$—	$—
Interest cost	36	12	37	12	11	12
Expected return on assets	(45)	(15)	(48)	(14)	(2)	(3)
Amortization of:
Prior service credit, net	—	—	—	—	—	(5)
Net periodic benefit (credit) cost	$—	$1	$—	$2	$9	$4

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2025	December 31, 2024
Environmental contingencies, current	$15	$15
Environmental contingencies, long-term	310	269
Total	$325	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $293 million to $502 million and from $252 million to $495 million at June 30, 2025 and December 31, 2024, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first six months 2025 and full year 2024 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2023	$252
Changes in estimates recognized in earnings and other	13
Cash reductions	(13)
Balance at December 31, 2024	252
Changes in estimates recognized in earnings and other	46
Cash reductions	(5)
Balance at June 30, 2025	$293

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs was $32 million at both June 30, 2025 and December 31, 2024.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $55 million and $53 million at June 30, 2025 and December 31, 2024, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter and first six months 2025 and 2024 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2025	$2	$2,476	$10,099	$(321)	$(6,385)	$5,871	$73	$5,944
Net Earnings	—	—	140	—	—	140	—	140
Cash Dividends Declared (1) ($0.83 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(32)	—	(32)	—	(32)
Share-Based Compensation Expense (2)	—	2	—	—	—	2	—	2
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2024	$2	$2,388	$9,559	$(328)	$(6,083)	$5,538	$70	$5,608
Net Earnings	—	—	230	—	—	230	1	231
Cash Dividends Declared (1) ($0.81 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	26	—	26	—	26
Share-Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	15	—	—	—	15	—	15
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	322	—	—	322	1	323
Cash Dividends Declared (1) ($1.66 per share)	—	—	(192)	—	—	(192)	—	(192)
Other Comprehensive Income (Loss)	—	—	—	(39)	—	(39)	—	(39)
Share-Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	—	(12)	—	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	395	—	—	395	1	396
Cash Dividends Declared (1) ($1.62 per share)	—	—	(191)	—	—	(191)	—	(191)
Other Comprehensive Income (Loss)	—	—	—	17	—	17	—	17
Share-Based Compensation Expense (2)	—	35	—	—	—	35	—	35
Stock Option Exercises	—	22	—	—	—	22	—	22
Other (3)	—	(8)	—	—	(1)	(9)		(9)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(297)	$11	$(32)	$(1)	$(319)
Period change	(20)	(8)	33	—	5
Balance at December 31, 2024	(317)	3	1	(1)	(314)
Period change	2	—	(41)	—	(39)
Balance at June 30, 2025	$(315)	$3	$(40)	$(1)	$(353)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Second Quarter
	2025		2024
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(43)	$(6)	$15	$9
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	—	(2)	(2)
Derivatives and hedging:
Unrealized gain (loss) during period	(43)	(32)	4	3
Reclassification adjustment for (gains) losses included in net income, net	8	6	21	16
Total other comprehensive income (loss)	$(78)	$(32)	$38	$26

	First Six Months
	2025		2024
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(44)	$2	$11	$(1)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	—	(5)	(4)
Derivatives and hedging:
Unrealized gain (loss) during period	(60)	(45)	9	7
Reclassification adjustment for (gains) losses included in net income, net	5	4	19	15
Total other comprehensive income (loss)	$(99)	$(39)	$34	$17

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator
Earnings attributable to Eastman, net of tax	$140	$230	$322	$395

Denominator
Weighted average shares used for basic EPS	115.0	117.3	115.1	117.4
Dilutive effect of stock options and other awards	1.2	1.3	1.3	1.1
Weighted average shares used for diluted EPS	116.2	118.6	116.4	118.5

(Calculated using whole dollars and shares)
EPS
Basic	$1.22	$1.96	$2.80	$3.37
Diluted	$1.20	$1.94	$2.77	$3.33

Shares underlying stock options of 3,264,994 and 1,336,652 for second quarter 2025 and 2024, respectively, and 1,772,176 and 1,397,081 for first six months 2025 and 2024, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. The Company repurchased 643,791 and 1,000,005 shares in both second quarter and first six months 2025 and 2024, respectively, for $50 million and $100 million, respectively.

The Company declared cash dividends of $0.83 and $0.81 per share for second quarter 2025 and 2024, respectively, and $1.66 and $1.62 per share for first six months 2025 or 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
	2025	2024	2025	2024
Severance charges (1)(2)(3)	$10	$—	$11	11
Restructuring and other charges (2)(4)	3	—	11	—
Total	$13	$—	$22	$11

(1)Second quarter 2025 and first six months 2025 includes severance charges of $10 million related to corporate cost reduction initiatives reported in "Other".
(2)First six months 2025 includes severance charges of $1 million and restructuring charges of $3 million related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the Additives & Functional Products segment.
(3)Severance charges in first six months 2024 related to corporate cost reduction initiatives which are reported in "Other".
(4)Second quarter 2025 and first six months 2025 includes charges of $3 million and $8 million, respectively, related to profitability improvement initiatives which are reported in "Other".

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first six months 2025 and full year 2024:

(Dollars in millions)	Balance at January 1, 2025	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2025
Severance charges	$23	$11	$—	$(18)	$16
Restructuring and other charges	3	11	—	(11)	3
Total	$26	$22	$—	$(29)	$19

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2024
Non-cash charges	$—	$5	$(5)	$—	$—
Severance charges	26	25	—	(28)	23
Restructuring and other charges	—	21	—	(18)	3
Total	$26	$51	$(5)	$(46)	$26

Substantially all severance charges remaining as of June 30, 2025 are expected to be paid within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. Awards include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.

In second quarter 2025 and 2024, $2 million and $14 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on second quarter 2025 and 2024 net earnings of $2 million and $11 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2025 and 2024, $25 million and $35 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first six months 2025 and 2024 net earnings of $19 million and $26 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$777	$769	$463	$274	$2,283

Cost of sales	568	558	465	174	1,765
Selling, general and administrative expenses	64	43	21	16	144
Other segment items (1)	24	15	7	3	49
Adjusted EBIT	121	153	(30)	81	325

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
Other adjusted EBIT (2)					(50)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(13)
Environmental and other costs (4)					(40)
Net interest expense					(53)
Consolidated EBT					$169

	Second Quarter 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$51	$36	$24	$16	$127	$—	$127
Capital expenditures	92	24	14	12	142	8	150
(1)Other segment items for each reportable segment includes research and development ("R&D") expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines primarily related to increased chemical costs for groundwater treatment and new and extended remediation costs reported in "Other" to be paid out over 30 years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$795	$718	$515	$330	$2,358

Cost of sales	573	530	460	187	1,750
Selling, general and administrative expenses	72	50	27	18	167
Other segment items (1)	19	15	6	3	43
Adjusted EBIT	131	123	22	122	398

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(45)
Non-core items impacting EBIT
Environmental and other costs (3)					(16)
Net interest expense					(50)
Consolidated EBT					$287

	Second Quarter 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$49	$36	$24	$15	$124	$2	$126
Capital expenditures	78	13	9	9	109	6	115
(1)Other segment items for each reportable segment includes R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes the following which are not allocated to operating segments: 1) sales and costs from growth initiatives and businesses, 2) pension and other postretirement benefit plans income (expense), net, and 3) other income (charges), net.
(3)Environmental and other costs from previously divested or non-operational sites and product lines.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$1,496	$1,502	$1,008	$562	$4,568

Cost of sales	1,079	1,084	957	350	3,470
Selling, general and administrative expenses	133	94	49	35	311
Other segment items (1)	47	30	13	8	98
Adjusted EBIT	237	294	(11)	169	689

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
Other adjusted EBIT (2)					(103)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(22)
Environmental and other costs (4)					(40)
Net interest expense					(102)
Consolidated EBT					$422

	First Six Months 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$101	$71	$48	$32	$252	$1	$253
Capital expenditures	189	39	33	20	281	16	297
(1)Other segment items for each reportable segment includes R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines primarily related to increased chemical costs for groundwater treatment and new and extended remediation costs reported in "Other" to be paid out over 30 years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$1,543	$1,422	$1,038	$661	$4,664

Cost of sales	1,119	1,057	930	377	3,483
Selling, general and administrative expenses	149	103	58	38	348
Other segment items (1)	40	30	12	7	89
Adjusted EBIT	235	232	38	239	744

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(117)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(11)
Environmental and other costs (4)					(16)
Net interest expense					(99)
Consolidated EBT					$501

	First Six Months 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$98	$72	$49	$31	$250	$3	$253
Capital expenditures	228	24	20	15	287	13	300
(1)Other segment items for each reportable segment includes R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes the following which are not allocated to operating segments: 1) sales and costs from growth initiatives and businesses, 2) pension and other postretirement benefit plans income (expense), net, and 3) other income (charges), net.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2025	2024	2025	2024
Advanced Materials	$777	$795	$1,496	$1,543
Additives & Functional Products	769	718	1,502	1,422
Chemical Intermediates	463	515	1,008	1,038
Fibers	274	330	562	661
Total Sales by Operating Segment	2,283	2,358	4,568	4,664
Other	4	5	9	9
Total Sales	$2,287	$2,363	$4,577	$4,673

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31, 2024
(Dollars in millions)	2025
Assets by Segment (1)
Advanced Materials	$5,901	$5,735
Additives & Functional Products	4,809	4,608
Chemical Intermediates	1,676	1,586
Fibers	1,114	1,075
Total Assets by Operating Segment	13,500	13,004
Corporate Assets	1,719	2,209
Total Assets	$15,219	$15,213
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

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2025	2024	2025	2024
Non-core items impacting earnings before interest and taxes:
Asset impairments, restructuring, and other charges, net	$13	$—	$22	$11
Environmental and other costs	40	16	40	16
Total non-core items impacting earnings before interest and taxes	53	16	62	27
Less: Items impacting provision for income taxes:
Tax effect of non-core items	14	3	15	6
Interim adjustment to tax provision	(7)	(13)	(39)	(30)
Total items impacting provision for income taxes	7	(10)	(24)	(24)
Total items impacting net earnings attributable to Eastman	$46	$26	$86	$51

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

Sales, EBIT, and EBIT excluding non-core items were as follows:

	Second Quarter		First Six Months
(Dollars in millions)	2025	2024	2025	2024
Sales	$2,287	$2,363	$4,577	$4,673
Earnings before interest and taxes	222	337	524	600
Earnings before interest and taxes excluding non-core items	275	353	586	627

Sales revenue decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 due to lower sales volume primarily driven by continued weakness across key end markets as well as the negative impact of an unplanned outage in the CI segment, partially offset by higher sales volume in the AFP segment.

EBIT excluding non-core items decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to lower sales volume, lower selling prices, net of higher raw material and energy costs, and higher maintenance costs. These factors were partially offset by lower variable compensation costs across the segments.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$140	$1.20	$230	$1.94
Total non-core items, net of tax	39	0.34	13	0.10
Interim adjustment to tax provision	7	0.06	13	0.11
Adjusted net earnings	$186	$1.60	$256	$2.15

	First Six Months
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$322	$2.77	$395	$3.33
Total non-core and unusual items, net of tax	47	0.40	21	0.17
Interim adjustment to tax provision	39	0.34	30	0.26
Adjusted net earnings	$408	$3.51	$446	$3.76
Cash provided by operating activities was $66 million in first six months 2025 and $351 million in first six months 2024.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Sales	$2,287	$2,363	$(76)	(3)%	$4,577	$4,673	$(96)	(2)%
Volume / product mix effect			(77)	(3)%			(85)	(2)%
Price effect			(6)	—%			6	—%
Exchange rate effect			7	—%			(17)	—%

Sales revenue decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to decreases in all segments except the AFP segment.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Gross profit	$506	$599	(16)%	$1,073	$1,131	(5)%

Gross profit decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 due to decreases in all segments except the AFP segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$157	$180	(13)%	$339	$371	(9)%

Selling, general and administrative ("SG&A") expenses decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to lower variable compensation costs.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Research and development expenses	$67	$60	12%	$134	$119	13%

R&D expenses increased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to strategic investment in innovation.

Asset Impairments, Restructuring, and Other Charges, Net

(Dollars in millions)	Second Quarter		First Six Months
	2025	2024	2025	2024
Severance charges	$10	$—	$11	$11
Restructuring and other charges	3	—	11	—
Total	$13	$—	$22	$11

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2025	2024	2025	2024
Other components of post-employment (benefit) cost, net	$(2)	$(4)	$(3)	$(9)

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2025	2024	2025	2024
Foreign exchange transaction losses, net	$4	$4	$4	$9
(Income) loss from equity investments and other investment (gains) losses, net	1	(1)	2	(1)
Environmental and other costs	40	16	40	16
Other, net	4	7	11	15
Other (income) charges, net	$49	$26	$57	$39
Environmental and other costs	(40)	(16)	(40)	(16)
Other (income) charges, net excluding non-core item	$9	$10	$17	$23

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (income) charges, net in second quarter and first six months 2025 and 2024 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding these non-core items, Other (income) charges, net decreased in second quarter 2025 compared to second quarter 2024 primarily due to lower factoring fees, and decreased in first six months 2025 compared to first six months 2024 primarily due to lower foreign exchange transaction losses and lower factoring fees, partially offset by losses from equity investments. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Earnings before interest and taxes	$222	$337	(34)%	$524	$600	(13)%
Asset impairments, restructuring, and other charges, net	13	—		22	11
Environmental and other costs	40	16		40	16
Earnings before interest and taxes excluding non-core items	$275	$353	(22)%	$586	$627	(7)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Gross interest costs	$59	$58	2%	$117	$116	1%
Less: Capitalized interest	3	4		8	9
Interest expense	56	54		109	107
Less: Interest income	3	4		7	8
Net interest expense	$53	$50	6%	$102	$99	3%

Net interest expense increased slightly in second quarter and first six months 2025 compared to second quarter and first six months 2024 due to higher borrowings.

Provision for Income Taxes

	Second Quarter				First Six Months
	2025		2024		2025		2024
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$29	17%	$56	20%	$99	23%	$105	21%
Tax provision for non-core items (1)	14		3		15		6
Interim adjustment to tax provision (2)	(7)		(13)		(39)		(30)
Adjusted provision for income taxes and effective tax rate	$36	16%	$46	16%	$75	16%	$81	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Second quarter 2025 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2024 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months (1)
	2025	2024
Effective tax rate	23%	21%
Discrete tax items (2)	(1)%	—%
Tax impact of current year non-core items (3)	4%	1%
Changes in tax contingencies and valuation allowances	(2)%	(1)%
Forecasted full year impact of expected tax events (4)	(8)%	(5)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent in both first six months 2025 and 2024, respectively.
(2)"Discrete tax items" are items that are excluded from the Company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first six months 2025 are related to share based compensation expense and adjustments to certain prior year tax returns.
(3)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(4)Expected future tax events may include finalization of tax returns; federal, state, and foreign examinations or the expiration of statutes of limitation; and corporate restructurings.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$140	$1.20	$230	$1.94
Asset impairments, restructuring, and other charges, net	8	0.08	—	—
Environmental and other costs	31	0.26	13	0.10
Unusual items, net of tax: (1)
Interim adjustment to tax provision	7	0.06	13	0.11
Adjusted net earnings and diluted earnings per share attributable to Eastman	$186	$1.60	$256	$2.15

	First Six Months
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$322	$2.77	$395	$3.33
Non-core items, net of tax: (1)
Asset impairments, restructuring, and other charges, net	16	0.14	8	0.07
Environmental and other costs	31	0.26	13	0.10
Unusual items, net of tax: (1)
Interim adjustment to tax provision	39	0.34	30	0.26
Adjusted net earnings and diluted earnings per share attributable to Eastman	$408	$3.51	$446	$3.76
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
Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$777	$795	$(18)	(2)%	$1,496	$1,543	$(47)	(3)%
Volume / product mix effect			(12)	(2)%			(5)	—%
Price effect			(7)	—%			(34)	(2)%
Exchange rate effect			1	—%			(8)	(1)%

Earnings before interest and taxes	$121	$131	$(10)	(8)%	$237	$235	$2	1%
Sales revenue decreased in second quarter 2025 compared to second quarter 2024 due to ongoing weak primary demand in key end markets including the building and construction and automotive end markets, partially offset by growth in the specialty plastics product line.

Sales revenue decreased in first six months 2025 compared to first six months 2024 primarily due to lower selling prices across all product lines.

EBIT decreased in second quarter 2025 compared to second quarter 2024 primarily due to $8 million unfavorable sales volume mix.
EBIT slightly increased in first six months 2025 compared to first six months 2024 as $16 million lower SG&A expenses were mostly offset by a $7 million unfavorable shift in foreign currency rates and $6 million higher R&D expenses.
Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$769	$718	$51	7%	$1,502	$1,422	$80	6%
Volume / product mix effect			16	2%			29	2%
Price effect			30	4%			56	4%
Exchange rate effect			5	1%			(5)	—%

Earnings before interest and taxes	$153	$123	$30	24%	$290	$232	$58	25%
Asset impairments, restructuring, and other charges, net	—	—	—		4	—	4
Earnings before interest and taxes excluding non-core item	153	123	30	24%	294	232	62	27%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to higher selling prices and favorable product mix. Higher selling prices were driven by cost-pass-through contracts and higher sales volume and favorable product mix was attributable to the care additives product line and heat transfer fluid project fulfillments.

EBIT increased in second quarter 2025 compared to second quarter 2024 primarily due to $19 million favorable sales volume mix, $8 million higher selling prices, net of higher raw material and energy costs, and $7 million lower SG&A expenses.

EBIT in first six months 2025 included asset impairments, restructuring, and other charges, net of $4 million related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding this non-core item, EBIT increased in first six months 2025 compared to first six months 2024 primarily due to $30 million favorable sales volume mix, $21 million higher selling prices, net of higher raw material and energy costs, and $9 million lower SG&A expenses.

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$463	$515	$(52)	(10)%	$1,008	$1,038	$(30)	(3)%
Volume / product mix effect			(26)	(5)%			(18)	(2)%
Price effect			(27)	(5)%			(10)	(1)%
Exchange rate effect			1	—%			(2)	—%

Earnings before interest and taxes	$(30)	$22	$(52)	(236)%	$(11)	$38	$(49)	(129)%
Sales revenue decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 due to lower sales volume and lower selling prices primarily due to the industrial end market as well as an unplanned outage resulting in a lack of available volume.

EBIT decreased in second quarter 2025 compared to second quarter 2024 due to $31 million lower selling prices and higher raw material and energy costs, net of lower distribution costs, and $27 million lower sales volume and higher manufacturing costs, including an approximately $20 million impact from an unplanned outage.

EBIT decreased in first six months 2025 compared to first six months 2024 due to $37 million lower sales volume and higher manufacturing costs, including an approximately $20 million impact from an unplanned outage, and $16 million lower selling prices and higher raw material and energy costs, net of lower distribution costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$274	$330	$(56)	(17)%	$562	$661	$(99)	(15)%
Volume / product mix effect			(54)	(16)%			(93)	(14)%
Price effect			(2)	(1)%			(4)	(1)%
Exchange rate effect			—	—%			(2)	—%

Earnings before interest and taxes	$81	$122	$(41)	(34)%	$169	$239	$(70)	(29)%
Sales revenue decreased in second quarter and first six months 2025 compared to second quarter and first six months 2024 primarily due to lower sales volume in the acetate tow product line attributed to destocking and industry capacity share adjustments, and lower textiles sales into China due to the global trade dispute.

EBIT decreased in second quarter 2025 compared to second quarter 2024 primarily due to $30 million lower sales volume and $8 million lower selling prices and higher raw material and energy costs.
EBIT decreased in first six months 2025 compared to first six months 2024 due to $55 million lower sales volume and $15 million lower selling prices and higher raw material and energy costs.
Other

	Second Quarter		First Six Months
	2025	2024	2025	2024
(Dollars in millions)
Sales	$4	$5	$9	$9

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(47)	$(44)	$(98)	$(112)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	1	2	2	4
Asset impairments, restructuring, and other charges, net	(13)	—	(18)	(11)
Other income (charges), net not allocated to operating segments	(44)	(19)	(47)	(25)
Loss before interest and taxes	$(103)	$(61)	$(161)	$(144)
Asset impairments, restructuring, and other charges, net	13	—	18	11
Environmental and other costs	40	16	40	16
Loss before interest and taxes excluding non-core items	(50)	(45)	(103)	(117)
Sales and costs related to growth initiatives, including the cellulosics biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other". First quarter 2024 also included pre-production costs for the Kingsport methanolysis facility.

EBIT in second quarter and first six months 2025 and 2024 included environmental and other costs from previously divested or non-operational sites and product lines. Second quarter and first six months 2025 also included profitability improvement initiatives. First six months 2024 included severance primarily in accordance with foreign regulatory requirements as a result of cost reduction initiatives in fourth quarter 2023. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
United States and Canada	$963	$994	$(31)	(3)%	$1,983	$1,963	$20	1%
Europe, Middle East, and Africa	610	650	(40)	(6)%	1,220	1,309	(89)	(7)%
Asia Pacific	583	590	(7)	(1)%	1,122	1,154	(32)	(3)%
Latin America	131	129	2	2%	252	247	5	2%
Total Eastman	$2,287	$2,363	$(76)	(3)%	$4,577	$4,673	$(96)	(2)%

Sales revenue decreased 3 percent in second quarter 2025 compared to second quarter 2024. Lower sales revenue was primarily due to lower sales volume and unfavorable product mix in the Europe, Middle East, and Africa and United States and Canada regions, partially offset by higher sales volume and favorable product mix in the Asia Pacific and Latin America regions. Lower selling prices in the Asia Pacific region were partially offset by slightly higher selling prices in the United States and Canada region.
Sales revenue decreased 2 percent in first six months 2025 compared to first six months 2024. Lower sales revenue was primarily due to lower sales volume and unfavorable product mix in the Europe, Middle East, and Africa and United States and Canada regions, partially offset by higher sales volume and favorable product mix in the Latin America and Asia Pacific regions.
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

	First Six Months
(Dollars in millions)	2025	2024
Net cash provided by (used in)
Operating activities	$66	$351
Investing activities	(278)	(300)
Financing activities	(214)	(79)
Effect of exchange rate changes on cash and cash equivalents	12	(6)
Net change in cash and cash equivalents	(414)	(34)
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$423	$514

Cash provided by operating activities decreased $285 million in first six months 2025 compared to first six months 2024 primarily due to lower accounts payable, lower net earnings, and higher variable compensation payout.

Cash used in investing activities decreased $22 million in first six months 2025 compared to first six months 2024 primarily due to higher government incentives and slightly lower capital expenditures, both primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities.

Cash used in financing activities increased $135 million in first six months 2025 compared to first six months 2024 primarily due to lower net borrowings activity. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Priorities for uses of available cash include capital expenditures, payment of the quarterly dividend, net debt reduction, and share repurchases.

Working Capital Management and Off-Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in second quarter 2025 and 2024 were $674 million and $650 million, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $385 million of these receivables would have been outstanding as of both June 30, 2025 and December 31, 2024, had they not been sold under these factoring programs.

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

Debt and Other Commitments

At June 30, 2025, the Company's borrowings totaled $5.1 billion with various maturities. In first quarter 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from the 2025 issuance were $246 million. The Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. The Company's commercial paper borrowings were $344 million at June 30, 2025 with a weighted interest rate of 4.62%. The Company had no commercial paper borrowings at December 31, 2024.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the loan. The outstanding balance on the 2027 Term Loan was $150 million at June 30, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.55% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2025 and December 31, 2024. The total amount of available borrowings under the Credit Facility was $1.5 billion as of June 30, 2025.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	June 30,	December 31,
(Dollars in millions)	2025	2024
Total borrowings	$5,126	$5,017
Less: Cash and cash equivalents	423	837
Net debt (1)	$4,703	$4,180
(1)Includes non-cash increase of $66 million in 2025 and non-cash decrease of $32 million in 2024 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $297 million and $300 million in first six months 2025 and 2024, respectively. Capital expenditures in first six months 2025 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects. The Company expects that 2025 capital expenditures will be approximately $550 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and site modernization projects.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2025, a total of 12,255,949 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company repurchased 643,791 shares of common stock during second quarter and first six months 2025 for $50 million.

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

At June 30, 2025, the market risk associated with certain cash flows under foreign currency derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $51 million, with an additional $5 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At June 30, 2025, a 10 percent fluctuation in the euro currency rate would have had an impact of $228 million on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during second quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2025, a total of 12,255,949 shares have been repurchased under the 2021 authorization for $1.1 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company repurchased 643,791 shares of common stock during second quarter and first six months 2025 for $50 million. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
April 1-30, 2025	60,000	$76.18	60,000	$1.410	billion
May 1-31, 2025	583,791	$77.82	583,791	$1.365	billion
June 1-30, 2025	—	$—	—	$1.365	billion
Total	643,791	$77.66	643,791

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.000% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 21, 2025)

10.01 *	Severance Agreement and Waiver**

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2025

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2025

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2025

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2025

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	August 1, 2025	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer