Form 10-Q
period 2025-09-30
EASTMAN CHEMICAL CO
filed 2025-11-04
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2025
Common Stock, par value $0.01 per share	114,069,800
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	49

1A.	Risk Factors	49

2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

5.	Other Information	51

6.	Exhibits	52

SIGNATURES

Signatures	53

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2025	2024	2025	2024
Sales	$2,202	$2,464	$6,779	$7,137
Cost of sales	1,769	1,859	5,273	5,401
Gross profit	433	605	1,506	1,736
Selling, general and administrative expenses	160	183	499	554
Research and development expenses	63	65	197	184
Asset impairments, restructuring, and other charges, net	20	30	42	41
Other components of post-employment (benefit) cost, net	(1)	(5)	(4)	(14)
Other (income) charges, net	3	3	60	42
Earnings before interest and taxes	188	329	712	929
Net interest expense	54	49	156	148
Earnings before income taxes	134	280	556	781
Provision for income taxes	87	99	186	204
Net earnings	47	181	370	577
Less: Net earnings attributable to noncontrolling interest	—	1	1	2
Net earnings attributable to Eastman	$47	$180	$369	$575

Basic earnings per share attributable to Eastman	$0.41	$1.55	$3.21	$4.91
Diluted earnings per share attributable to Eastman	$0.40	$1.53	$3.18	$4.86

Comprehensive Income
Net earnings including noncontrolling interest	$47	$181	$370	$577
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	15	39	17	38
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	(2)	—	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	1	(13)	(44)	(6)
Reclassification adjustment for (gains) losses included in net income, net	6	—	10	15
Total other comprehensive income (loss), net of tax	22	24	(17)	41
Comprehensive income including noncontrolling interest	69	205	353	618
Less: Comprehensive income attributable to noncontrolling interest	—	1	1	2
Comprehensive income attributable to Eastman	$69	$204	$352	$616
Retained Earnings
Retained earnings at beginning of period	$10,143	$9,694	$10,013	$9,490
Net earnings attributable to Eastman	47	180	369	575
Cash dividends declared	(95)	(94)	(287)	(285)
Retained earnings at end of period	$10,095	$9,780	$10,095	$9,780

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$489	$837
Trade receivables, net of allowance for credit losses	933	791
Miscellaneous receivables	341	381
Inventories	1,937	1,988
Other current assets	87	104
Total current assets	3,787	4,101
Properties
Properties and equipment at cost	14,454	13,985
Less: Accumulated depreciation	8,708	8,370
Net properties	5,746	5,615
Goodwill	3,665	3,632
Intangible assets, net of accumulated amortization	1,008	1,032
Other noncurrent assets	773	833
Total assets	$14,979	$15,213

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,866	$2,258
Borrowings due within one year	290	450
Total current liabilities	2,156	2,708
Long-term borrowings	4,785	4,567
Deferred income tax liabilities	525	533
Post-employment obligations	607	630
Other long-term liabilities	1,063	923
Total liabilities	9,136	9,361
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 223,910,533 and 223,588,347 as of September 30, 2025 and December 31, 2024, respectively)	2	2
Additional paid-in capital	2,491	2,463
Retained earnings	10,095	10,013
Accumulated other comprehensive income (loss)	(331)	(314)
	12,257	12,164
Less: Treasury stock at cost (109,891,531 and 108,470,763 shares as of September 30, 2025 and December 31, 2024, respectively)	6,486	6,385
Total Eastman stockholders' equity	5,771	5,779
Noncontrolling interest	72	73
Total equity	5,843	5,852
Total liabilities and stockholders' equity	$14,979	$15,213

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2025	2024
Operating activities
Net earnings	$370	$577
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	382	380
Asset impairment charges	—	5
Provision for (benefit from) deferred income taxes	39	(76)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(131)	(154)
(Increase) decrease in inventories	73	(222)
Increase (decrease) in trade payables	(275)	36
Pension and other postretirement contributions (in excess of) less than expenses	(28)	(39)
Variable compensation payments (in excess of) less than expenses	(60)	44
Other items, net	98	196
Net cash provided by operating activities	468	747
Investing activities
Additions to properties and equipment	(434)	(420)
Government incentives	14	—
Other items, net	5	18
Net cash used in investing activities	(415)	(402)
Financing activities
Net increase in commercial paper and other borrowings	290	—
Proceeds from borrowings	246	1,237
Repayment of borrowings	(550)	(1,039)
Dividends paid to stockholders	(287)	(285)
Treasury stock purchases	(100)	(200)
Other items, net	(14)	14
Net cash used in financing activities	(415)	(273)
Effect of exchange rate changes on cash and cash equivalents	14	2
Net change in cash and cash equivalents	(348)	74
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$489	$622

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

Accounting Standards Issued But Not Adopted as of September 30, 2025

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The Financial Accounting Standards Board ("FASB") issued this update in November 2024, which requires public companies to provide additional disclosure of certain income statement expense line items. This guidance is intended to improve transparency around the nature of expenses and their impact on financial performance. The ASU is effective for fiscal periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The FASB issued this update in July 2025 to address the application of Topic 326 to current accounts receivables and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments provide a practical expedient permitting entities, when estimating expected credit losses for those balances, to assume that current conditions at the balance sheet date do not change over the remaining life of the asset. The ASU is effective for fiscal periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company expects to elect the practical expedient upon adoption. Management does not expect the changes under the new standard will have a material impact on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2025-06 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: The FASB issued this update in September 2025, which removes prescriptive development stages and establishes a probable-to-complete recognition threshold under which capitalization of software development costs begins when management has authorized and committed to funding the project and it is probable the project will be completed and used as intended. The ASU is effective for fiscal periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. Management is currently evaluating the impact of the changes under the new standard on the Company's financial statements and related disclosures.

Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in third quarter 2025 and 2024 were $696 million and $703 million, respectively, and $2.0 billion in both first nine months 2025 and 2024.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. Under a supplier finance program, the Company's suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, regardless of whether the suppliers sell their receivables to the financial institution. The range of payment terms Eastman negotiates with suppliers are consistent, regardless of whether a supplier participates in the program. No fees are paid by Eastman for the supplier finance program. Eastman or the financial institution may terminate the program at any time upon 90 days' notice. Confirmed obligations in the supplier finance program of $46 million and $56 million at September 30, 2025 and December 31, 2024, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

Government Grants

On May 29, 2025, the U.S. Department of Energy ("DOE") terminated an award related to the Company’s Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas. The Company continues to record reimbursements for amounts incurred prior to the date of the award termination and for which the Company is contractually entitled to under an assistance agreement with the DOE. The Company requested $19 million in reimbursements related to activity prior to the date of the award termination and has received $14 million in reimbursements from the DOE during the first nine months of 2025. While waiting for a decision on reinstatement of the award, the Company is actively evaluating the impact of the termination on the project’s scope, timeline, and carrying values of associated assets. The Company has prepared a settlement proposal in the event reinstatement is not obtained.

For additional government grant information, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2025	2024
Finished goods	$1,346	$1,321
Work in process	288	305
Raw materials and supplies	636	737
Total inventories at FIFO or average cost	2,270	2,363
Less: LIFO reserve	333	375
Total inventories	$1,937	$1,988

Inventories valued on the last-in, first-out ("LIFO") method were approximately 50 percent of total inventories at both September 30, 2025 and December 31, 2024.

3.INCOME TAXES

	Third Quarter				First Nine Months
(Dollars in millions)	2025		2024		2025		2024
	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$87	65%	$99	35%	$186	34%	$204	26%

Third quarter and first nine months 2025 provision for income taxes includes an increase of $22 million driven by the transitional provisions of the One Big Beautiful Bill Act (the "Act") primarily related to the deductibility of previously capitalized research and development expenditures. The Act was enacted into law in the United States on July 4, 2025. The legislation includes modifications to federal income tax law, including but not limited to, permanently reinstating full bonus depreciation on qualified property and the immediate deduction for domestic research and development expenditures, as well as changes to several international tax provisions that originated as part of the 2017 Tax Cuts and Jobs Act. First nine months 2025 provision for income taxes also includes an increase of $35 million related to uncertain tax positions. Third quarter and first nine months 2024 provision for income taxes includes an increase of $37 million and $60 million, respectively, related to uncertain tax positions.

At September 30, 2025 and December 31, 2024, Eastman had $353 million and $321 million, respectively, in unrecognized tax benefits.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2025	2024
Borrowings consisted of:
3.80% notes due March 2025	$—	$450
1.875% notes due November 2026 (1)	586	518
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	497	496
5.0% notes due August 2029	742	495
5.75% notes due March 2033	496	496
5.625% notes due February 2034	743	743
4.8% notes due September 2042	495	495
4.65% notes due October 2044	880	878
2027 Term Loan	150	250
Commercial paper and short-term borrowings	290	—
Total borrowings	5,075	5,017
Less: Borrowings due within one year	290	450
Long-term borrowings	$4,785	$4,567
(1)The carrying value of the euro-denominated 1.875% notes due November 2026 fluctuates with changes in the euro to U.S. dollar exchange rate. The carrying value of this euro-denominated borrowing has been designated as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

In first quarter 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from first quarter 2025 issuance were $246 million. Also during first quarter 2025, the Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt. All proceeds from the issued notes and the redemption of the 3.80% notes are reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. At September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. At September 30, 2025, the Company's commercial paper borrowings were $290 million with a weighted interest rate of 4.33%. At December 31, 2024, the Company had no commercial paper borrowings.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at September 30, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.54% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2025 and December 31, 2024 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings, including the 2027 Term Loan and commercial paper, equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $5.0 billion at September 30, 2025 and $4.9 billion at December 31, 2024. The Company had no borrowings classified as Level 1 or Level 3 as of September 30, 2025 and December 31, 2024.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2025 and December 31, 2024 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2025	December 31, 2024

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€441	€428
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	14	10

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,449	€1,543
JPY/USD (in JPY)	¥7,885	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€499	€499

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of September 30, 2025 and December 31, 2024. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during third quarter and first nine months 2025 or 2024.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of September 30, 2025 and December 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$—	$6
Foreign exchange contracts	Other noncurrent assets	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	19
Cross-currency interest rate swaps	Other noncurrent assets	—	69
Total Derivative Assets		$—	$97

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$6	$4
Foreign exchange contracts	Payables and other current liabilities	26	—
Foreign exchange contracts	Other long-term liabilities	5	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	—	4
Cross-currency interest rate swaps	Other long-term liabilities	139	54
Total Derivative Liabilities		$176	$62
Total Net Derivative Assets (Liabilities)		$(176)	$35

In addition to the fair value associated with derivative instruments designated as cash flow hedges, fair value hedges, and net investment hedges, the Company had a carrying value of $586 million at September 30, 2025 and $518 million at December 31, 2024 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2024 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2025 and 2024.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2025	2024	2025	2024	2025	2024	2025	2024
Derivatives in cash flow hedging relationships:
Commodity contracts	$(3)	$(3)	$(1)	$10	$(2)	$—	$(5)	$(23)
Foreign exchange contracts	9	(11)	(35)	(3)	(5)	—	(5)	5
Forward starting interest rate and treasury lock swap contracts	1	1	2	2	(1)	(1)	(3)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(1)	(24)	(67)	(7)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	4	(73)	(240)	(18)	—	—	—	—
Cross-currency interest rate swaps excluded component	13	5	69	7	—	—	—	—

The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for third quarter and first nine months 2025 and 2024.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2025			2024
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,202	$1,769	$54	$2,464	$1,859	$49
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			—
Derivatives designated as hedging instruments			—			—
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(2)			—
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(5)			—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2025			2024
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$6,779	$5,273	$156	$7,137	$5,401	$148
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			2
Derivatives designated as hedging instruments			—			(2)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(5)			(23)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(5)			5

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $6 million and a net gain of $11 million during third quarter and first nine months 2025, respectively, and recognized a net gain of $7 million and $4 million during third quarter and first nine months 2024, respectively.

Pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI resulted in a net unrealized loss of $131 million and a net unrealized gain of $154 million at September 30, 2025 and December 31, 2024, respectively. Unrealized losses in AOCI increased between December 31, 2024 and September 30, 2025 primarily as a result of an increase in euro to U.S. dollar exchange rates. If realized, approximately $30 million in pre-tax losses as of September 30, 2025, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$1	$5	$2	$—	$—
Interest cost	18	7	17	6	6	6
Expected return on assets	(23)	(8)	(24)	(7)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	—	(2)
Net periodic benefit (credit) cost	$—	$—	$(2)	$1	$5	$3

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$14	$5	$16	$6	$—	$—
Interest cost	54	19	54	18	17	18
Expected return on assets	(68)	(23)	(72)	(21)	(3)	(4)
Amortization of:
Prior service credit, net	—	—	—	—	—	(7)
Net periodic benefit (credit) cost	$—	$1	$(2)	$3	$14	$7

In October 2025, the Company amended a U.S. other postretirement benefit plan. The plan will be remeasured in fourth quarter 2025 and included in the year-end remeasurement process.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	September 30, 2025	December 31, 2024
Environmental contingencies, current	$20	$15
Environmental contingencies, long-term	302	269
Total	$322	$284

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $289 million to $499 million and from $252 million to $495 million at September 30, 2025 and December 31, 2024, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during first nine months 2025 and full year 2024 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2023	$252
Changes in estimates recognized in earnings and other	13
Cash reductions	(13)
Balance at December 31, 2024	252
Changes in estimates recognized in earnings and other	47
Cash reductions	(10)
Balance at September 30, 2025	$289

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $33 million and $32 million at September 30, 2025 and December 31, 2024, respectively.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $56 million and $53 million at September 30, 2025 and December 31, 2024, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter and first nine months 2025 and 2024 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906
Net Earnings	—	—	47	—	—	47	—	47
Cash Dividends Declared (1) ($0.83 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	22	—	22	—	22
Share-Based Compensation Expense (2)	—	13	—	—	—	13	—	13
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Balance at September 30, 2025	$2	$2,491	$10,095	$(331)	$(6,486)	$5,771	$72	$5,843

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2024	$2	$2,417	$9,694	$(302)	$(6,184)	$5,627	$72	$5,699
Net Earnings	—	—	180	—	—	180	1	181
Cash Dividends Declared (1) ($0.81 per share)	—	—	(94)	—	—	(94)	—	(94)
Other Comprehensive Income (Loss)	—	—	—	24	—	24	—	24
Share-Based Compensation Expense (2)	—	14	—	—	—	14	—	14
Stock Option Exercises	—	4	—	—	—	4	—	4
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Balance at September 30, 2024	$2	$2,435	$9,780	$(278)	$(6,285)	$5,654	$74	$5,728
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	369	—	—	369	1	370
Cash Dividends Declared (1) ($2.49 per share)	—	—	(287)	—	—	(287)	—	(287)
Other Comprehensive Income (Loss)	—	—	—	(17)	—	(17)	—	(17)
Share-Based Compensation Expense (2)	—	38	—	—	—	38	—	38
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	(1)	(13)	1	(12)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	$2	$2,491	$10,095	$(331)	$(6,486)	$5,771	$72	$5,843

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	575	—	—	575	2	577
Cash Dividends Declared (1) ($2.43 per share)	—	—	(285)	—	—	(285)	—	(285)
Other Comprehensive Income (Loss)	—	—	—	41	—	41	—	41
Share-Based Compensation Expense (2)	—	49	—	—	—	49	—	49
Stock Option Exercises	—	26	—	—	—	26	—	26
Other (3)	—	(8)	—	—	(2)	(10)	1	(9)
Share Repurchases	—	—	—	—	(200)	(200)	—	(200)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at September 30, 2024	$2	$2,435	$9,780	$(278)	$(6,285)	$5,654	$74	$5,728
(1)Cash dividends declared consists of cash dividends paid and dividends declared but unpaid.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(297)	$11	$(32)	$(1)	$(319)
Period change	(20)	(8)	33	—	5
Balance at December 31, 2024	(317)	3	1	(1)	(314)
Period change	17	—	(34)	—	(17)
Balance at September 30, 2025	$(300)	$3	$(33)	$(1)	$(331)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2025		2024
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$19	$15	$26	$39
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	—	(2)	(2)
Derivatives and hedging:
Unrealized gain (loss) during period	1	1	(17)	(13)
Reclassification adjustment for (gains) losses included in net income, net	8	6	—	—
Total other comprehensive income (loss)	$28	$22	$7	$24

	First Nine Months
	2025		2024
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(25)	$17	$37	$38
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits	—	—	(7)	(6)
Derivatives and hedging:
Unrealized gain (loss) during period	(59)	(44)	(8)	(6)
Reclassification adjustment for (gains) losses included in net income, net	13	10	19	15
Total other comprehensive income (loss)	$(71)	$(17)	$41	$41

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator
Earnings attributable to Eastman, net of tax	$47	$180	$369	$575

Denominator
Weighted average shares used for basic EPS	114.4	116.4	114.9	117.0
Dilutive effect of stock options and other awards	1.0	1.4	1.1	1.3
Weighted average shares used for diluted EPS	115.4	117.8	116.0	118.3

(Calculated using whole dollars and shares)
EPS
Basic	$0.41	$1.55	$3.21	$4.91
Diluted	$0.40	$1.53	$3.18	$4.86

Shares underlying stock options of 3,284,539 and 1,315,375 for third quarter 2025 and 2024, respectively, and 2,823,847 and 1,234,513 for first nine months 2025 and 2024, respectively, were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. The Company repurchased 776,977 and 1,018,269 shares in third quarter 2025 and 2024, respectively, for $50 million and $100 million, respectively. The Company repurchased 1,420,768 and 2,018,274 shares in first nine months 2025 and 2024, respectively, for $100 million and $200 million, respectively.

The Company declared cash dividends of $0.83 and $0.81 per share for third quarter 2025 and 2024, respectively, and $2.49 and $2.43 per share for first nine months 2025 and 2024, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
	2025	2024	2025	2024
Asset impairments (1)	$—	$5	$—	$5
Severance charges (1)(2)(3)(4)	14	10	25	21
Restructuring and other charges (1)(2)(4)	6	15	17	15
Total	$20	$30	$42	$41

(1)Third quarter and first nine months 2024 included asset impairment charges of $5 million, severance charges of $4 million, and site closure costs of $9 million related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America in the Advanced Materials ("AM") segment. In addition, inventory adjustments of $4 million and $3 million in the AM segment and the Additives & Functional Products ("AFP") segment, respectively, were recognized in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in third quarter and first nine months 2024 related to this closure.
(2)Third quarter and first nine months 2025 included severance charges of $4 million, and restructuring charges of $6 million related to the decommissioning of certain assets at performance films facilities in North America in the AM segment. In addition, inventory adjustments of $2 million in the AM segment were recognized in "Cost of sales" in the Unaudited Consolidated Statement of Earnings, Comprehensive Income, and Retained Earnings in third quarter and first nine months 2025 related to this decommissioning.
(3)Third quarter and first nine months 2025 included severance charges of $10 million and $20 million, respectively, related to corporate cost reduction initiatives reported in "Other". Additionally, third quarter and first nine months 2024 included severance charges of $6 million and $17 million, respectively, related to corporate cost reduction initiatives which are reported in "Other".
(4)First nine months 2025 included severance charges of $1 million and restructuring charges of $3 million related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the AFP segment.
(5)First nine months 2025 included charges of $8 million and third quarter and first nine months 2024 included charges of $6 million related to profitability improvement initiatives which are reported in "Other".

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first nine months 2025 and full year 2024:

(Dollars in millions)	Balance at January 1, 2025	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2025
Severance charges	$23	$25	$—	$(26)	$22
Restructuring and other charges	3	17	—	(16)	4
Total	$26	$42	$—	$(42)	$26

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2024
Non-cash charges	$—	$5	$(5)	$—	$—
Severance charges	26	25	—	(28)	23
Restructuring and other charges	—	21	—	(18)	3
Total	$26	$51	$(5)	$(46)	$26

Substantially all severance charges remaining as of September 30, 2025 are expected to be paid within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. Awards include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.

In third quarter 2025 and 2024, $13 million and $14 million, respectively, of compensation expense before tax were recognized in "Selling, general and administrative expenses" ("SG&A") in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on third quarter 2025 and 2024 net earnings of $10 million and $11 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2025 and 2024, $38 million and $49 million, respectively, of compensation expense before tax were recognized in SG&A in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The impact on first nine months 2025 and 2024 net earnings of $29 million and $37 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$728	$716	$499	$254	$2,197

Cost of sales	587	530	469	167	1,753
Selling, general and administrative expenses	65	43	22	15	145
Other segment items (1)	23	15	7	5	50
Adjusted EBIT	53	128	1	67	249

Reconciliation of segment Adjusted EBIT to consolidated "Earnings before income taxes" ("EBT"):
Other adjusted EBIT (2)					(39)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(2)
Asset impairments, restructuring, and other charges, net (3)					(20)
Net interest expense					(54)
Consolidated EBT					$134

	Third Quarter 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$52	$36	$24	$16	$128	$1	$129
Capital expenditures	84	18	23	10	135	2	137
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$787	$744	$593	$336	$2,460

Cost of sales	575	545	522	200	1,842
Selling, general and administrative expenses	71	52	28	19	170
Other segment items (1)	19	17	—	5	41
Adjusted EBIT	122	130	43	112	407

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(41)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(7)
Asset impairments, restructuring, and other charges, net (3)					(30)
Net interest expense					(49)
Consolidated EBT					$280

	Third Quarter 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$47	$37	$25	$16	$125	$2	$127
Capital expenditures	65	17	23	10	115	5	120
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,224	$2,218	$1,507	$816	$6,765

Cost of sales	1,666	1,614	1,426	517	5,223
Selling, general and administrative expenses	198	137	71	50	456
Other segment items (1)	70	45	20	13	148
Adjusted EBIT	290	422	(10)	236	938

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(142)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(2)
Asset impairments, restructuring, and other charges, net (3)					(42)
Environmental and other costs (4)					(40)
Net interest expense					(156)
Consolidated EBT					$556

	First Nine Months 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$153	$107	$72	$48	380	$2	$382
Capital expenditures	273	57	56	30	416	18	434
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,330	$2,166	$1,631	$997	$7,124

Cost of sales	1,694	1,602	1,452	577	5,325
Selling, general and administrative expenses	220	155	86	57	518
Other segment items (1)	59	47	12	12	130
Adjusted EBIT	357	362	81	351	1,151

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(158)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(7)
Asset impairments, restructuring, and other charges, net (3)					(41)
Environmental and other costs (4)					(16)
Net interest expense					(148)
Consolidated EBT					$781

	First Nine Months 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$145	$109	$74	$47	$375	$5	$380
Capital expenditures	293	41	43	25	402	18	420
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines.

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2025	2024	2025	2024
Advanced Materials	$728	$787	$2,224	$2,330
Additives & Functional Products	716	744	2,218	2,166
Chemical Intermediates	499	593	1,507	1,631
Fibers	254	336	816	997
Total Sales by Operating Segment	2,197	2,460	6,765	7,124
Other	5	4	14	13
Total Sales	$2,202	$2,464	$6,779	$7,137

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2025	December 31, 2024
(Dollars in millions)
Assets by Segment (1)
Advanced Materials	$5,776	$5,735
Additives & Functional Products	4,731	4,608
Chemical Intermediates	1,652	1,586
Fibers	1,069	1,075
Total Assets by Operating Segment	13,228	13,004
Corporate Assets	1,751	2,209
Total Assets	$14,979	$15,213
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

•In third quarter and first nine months 2025, the Company recognized an unusual increase to the provision for income taxes resulting from the enactment of the One Big Beautiful Bill Act (the "Act"). Management considers this expense unusual because of the infrequent nature of the underlying change in tax law and the transition to the recently enacted Act and resulting impacts on earnings.

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

The following unusual items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:
•Increase in the provision for income taxes resulting from tax law changes.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2025	2024	2025	2024
Non-core items impacting earnings before interest and taxes:
Cost of sales impact from restructuring activities	$2	$7	$2	$7
Asset impairments, restructuring, and other charges, net	20	30	42	41
Environmental and other costs	—	—	40	16
Total non-core items impacting earnings before interest and taxes	22	37	84	64
Less: Items impacting provision for income taxes:
Tax effect of non-core items	6	10	21	16
Adjustment from tax law changes	(22)	—	(22)	—
Interim adjustment to tax provision	(47)	(59)	(86)	(89)
Total items impacting provision for income taxes	(63)	(49)	(87)	(73)
Total items impacting net earnings attributable to Eastman	$85	$86	$171	$137

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

Sales, EBIT, and EBIT excluding non-core items were as follows:

	Third Quarter		First Nine Months
(Dollars in millions)	2025	2024	2025	2024
Sales	$2,202	$2,464	$6,779	$7,137
Earnings before interest and taxes	188	329	712	929
Earnings before interest and taxes excluding non-core items	210	366	796	993

Sales revenue decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 due to lower sales volume primarily driven by continued weakness across key end markets.

EBIT excluding non-core items decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 primarily due to lower sales volume, and lower selling prices and higher raw material and energy costs, partially offset by lower manufacturing costs and lower variable compensation costs across the segments.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$47	$0.40	$180	$1.53
Total non-core and unusual items, net of tax	38	0.34	27	0.23
Interim adjustment to tax provision	47	0.40	59	0.50
Adjusted net earnings	$132	$1.14	$266	$2.26

	First Nine Months
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$369	$3.18	$575	$4.86
Total non-core and unusual items, net of tax	85	0.74	48	0.41
Interim adjustment to tax provision	86	0.74	89	0.75
Adjusted net earnings	$540	$4.66	$712	$6.02
Cash provided by operating activities was $468 million in first nine months 2025 and $747 million in first nine months 2024.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Sales	$2,202	$2,464	$(262)	(11)%	$6,779	$7,137	$(358)	(5)%
Volume / product mix effect			(248)	(10)%			(344)	(5)%
Price effect			(34)	(1)%			(15)	—%
Exchange rate effect			20	—%			1	—%

Sales revenue decreased in third quarter 2025 compared to third quarter 2024 due to decreases across all segments. Sales revenue decreased in first nine months 2025 compared to first nine months 2024 primarily due to decreases in all segments except the AFP segment.

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Gross profit	$433	$605	(28)%	$1,506	$1,736	(13)%
Cost of sales impact from restructuring activities	2	7		2	7
Gross profit excluding non-core and unusual items	$435	$612	(29)%	$1,508	$1,743	(13)%

Gross profit in third quarter and first nine months 2025 included inventory adjustments related to the decommissioning of certain assets at performance films facilities in North America. Gross profit in third quarter and first nine months 2024 included inventory adjustments related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. Excluding these non-core items, gross profit decreased in third quarter 2025 compared to third quarter 2024 in all segments. Gross profit decreased first nine months 2025 compared to first nine months 2024 due to decreases in the Fibers, CI, and AM segments, partially offset by increases in the AFP and Other segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Selling, general and administrative expenses	$160	$183	(13)%	$499	$554	(10)%

Selling, general and administrative ("SG&A") expenses decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 primarily due to cost reduction initiatives and lower variable compensation costs.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Research and development expenses	$63	$65	(3)%	$197	$184	7%

R&D expenses decreased in third quarter 2025 compared to third quarter 2024 primarily due to targeted cost reduction initiatives across the Company. R&D expenses increased in first nine months 2025 compared to first nine months 2024 primarily due to strategic investment in innovation in first six months 2025.

Asset Impairments, Restructuring, and Other Charges, Net

(Dollars in millions)	Third Quarter		First Nine Months
	2025	2024	2025	2024
Asset impairments	$—	$5	$—	$5
Severance charges	14	10	25	21
Restructuring and other charges	6	15	17	15
Total	$20	$30	$42	$41

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2025	2024	2025	2024
Other components of post-employment (benefit) cost, net	$(1)	$(5)	$(4)	$(14)

For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2025	2024	2025	2024
Foreign exchange transaction losses, net	$2	$3	$6	$12
(Income) loss from equity investments and other investment (gains) losses, net	—	(3)	2	(4)
Environmental and other costs	—	—	40	16
Other, net	1	3	12	18
Other (income) charges, net	$3	$3	$60	$42
Environmental and other costs	—	—	(40)	(16)
Other (income) charges, net excluding non-core item	$3	$3	$20	$26

Other (income) charges, net in first nine months 2025 and 2024 included environmental and other costs related to previously divested businesses or non-operational sites and product lines. Excluding this non-core item, Other (income) charges, net remained unchanged in third quarter 2025 compared to third quarter 2024, and decreased in first nine months 2025 compared to first nine months 2024 primarily due to lower foreign exchange transaction losses and lower factoring fees, partially offset by losses from equity investments. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Earnings before interest and taxes	$188	$329	(43)%	$712	$929	(23)%
Cost of sales impact from restructuring activities	2	7		2	7
Asset impairments, restructuring, and other charges, net	20	30		42	41
Environmental and other costs	—	—		40	16
Earnings before interest and taxes excluding non-core items	$210	$366	(43)%	$796	$993	(20)%

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2025	2024	Change	2025	2024	Change
Gross interest costs	$60	$58	3%	$177	$174	2%
Less: Capitalized interest	4	5		12	14
Interest expense	56	53		165	160
Less: Interest income	2	4		9	12
Net interest expense	$54	$49	10%	$156	$148	5%

Net interest expense increased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 due to higher borrowings, less capitalized interest, and less interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter				First Nine Months
	2025		2024		2025		2024
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$87	65%	$99	35%	$186	34%	$204	26%
Tax provision for non-core items (1)	6		10		21		16
Adjustment from tax law changes (2)	(22)		—		(22)		—
Interim adjustment to tax provision (3)	(47)		(59)		(86)		(89)
Adjusted provision for income taxes and effective tax rate	$24	16%	$50	16%	$99	16%	$131	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Resulting from the enactment of the One Big Beautiful Bill Act (the "Act").
(3)Third quarter 2025 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2024 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Nine Months (1)
	2025	2024
Effective tax rate	34%	26%
Tax impact of current year non-core items (2)	(1)%	2%
Changes in tax contingencies and valuation allowances	(1)%	(1)%
Forecasted full year impact of expected tax events (3)	(16)%	(11)%
Forecasted full year adjusted effective tax rate	16%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 15.5 percent in both first nine months 2025 and 2024, respectively.
(2)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(3)Expected future tax events may include finalization of tax returns; federal, state, and foreign examinations or the expiration of statutes of limitation; and corporate restructurings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$47	$0.40	$180	$1.53
Cost of sales impact from restructuring activities	1	0.01	5	0.04
Asset impairments, restructuring, and other charges, net	15	0.13	22	0.19
Unusual items, net of tax: (1)
Adjustment from tax law changes	22	0.20	—	—
Interim adjustment to tax provision	47	0.40	59	0.50
Adjusted net earnings and diluted earnings per share attributable to Eastman	$132	$1.14	$266	$2.26

	First Nine Months
	2025		2024
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$369	$3.18	$575	$4.86
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	1	0.01	5	0.04
Asset impairments, restructuring, and other charges, net	31	0.27	30	0.27
Environmental and other costs	31	0.26	13	0.10
Unusual items, net of tax: (1)
Adjustment from tax law changes	22	0.20	—	—
Interim adjustment to tax provision	86	0.74	89	0.75
Adjusted net earnings and diluted earnings per share attributable to Eastman	$540	$4.66	$712	$6.02
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
Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$728	$787	$(59)	(7)%	$2,224	$2,330	$(106)	(5)%
Volume / product mix effect			(58)	(7)%			(77)	(4)%
Price effect			(7)	(1)%			(27)	(1)%
Exchange rate effect			6	1%			(2)	—%

Earnings before interest and taxes	$41	$100	$(59)	(59)%	$278	$335	$(57)	(17)%
Cost of sales impact from restructuring activities	2	4	(2)		2	4	(2)
Asset impairments, restructuring, and other charges, net	10	18	(8)		10	18	(8)
Earnings before interest and taxes excluding non-core items	53	122	(69)	(57)%	290	357	(67)	(19)%
Sales revenue decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 primarily due to lower sales volume resulting from continued weakness in demand in the building and construction and consumer durables end markets. Third quarter 2025 demand in specialty plastics was negatively impacted by customer caution resulting from uncertainty surrounding global trade policy.

EBIT in third quarter and first nine months 2025 included inventory adjustments, and asset impairments, restructuring, and other charges, net related to the decommissioning of certain assets at performance films facilities in North America. EBIT in third quarter and first nine months 2024 included inventory adjustments, and asset impairments, restructuring, and other charges, net related to the planned closure of a solvent-based resins production line. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

EBIT decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 due to $83 million and $94 million, respectively, lower sales volume and higher manufacturing costs primarily due to lower capacity utilization and reduction of inventory. These unfavorable costs were partially offset by lower SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$716	$744	$(28)	(4)%	$2,218	$2,166	$52	2%
Volume / product mix effect			(59)	(8)%			(28)	(1)%
Price effect			20	3%			75	3%
Exchange rate effect			11	1%			5	—%

Earnings before interest and taxes	$128	$127	$1	1%	$418	$359	$59	16%
Cost of sales impact from restructuring activities	—	3	(3)		—	3	(3)
Asset impairments, restructuring, and other charges, net	—	—	—		4	—	4
Earnings before interest and taxes excluding non-core items	128	130	(2)	(2)%	422	362	60	17%

Sales revenue decreased in third quarter 2025 compared to third quarter 2024 primarily due to lower sales volume across the segment, partially offset by higher selling prices driven by cost-pass-through contracts.

Sales revenue increased in first nine months 2025 compared to first nine months 2024 primarily due to higher selling prices driven by cost-pass-through contracts, partially offset by lower sales volume in coatings additives product line and heat transfer fluid project fulfillments.

EBIT in first nine months 2025 included asset impairments, restructuring, and other charges, net related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. EBIT in third quarter and first nine months 2024 included inventory adjustments related to the planned closure of a solvent-based resins production line. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding these non-core items, EBIT decreased in third quarter 2025 compared to third quarter 2024 due to $26 million unfavorable sales volume, mostly offset by lower manufacturing costs and lower SG&A expenses.

Excluding these non-core items, EBIT increased in first nine months 2025 compared to first nine months 2024 due to $15 million higher selling prices, net of higher raw material and energy costs, lower manufacturing costs, and lower SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$499	$593	$(94)	(16)%	$1,507	$1,631	$(124)	(8)%
Volume / product mix effect			(50)	(8)%			(67)	(4)%
Price effect			(47)	(8)%			(57)	(4)%
Exchange rate effect			3	—%			—	—%

Earnings before interest and taxes	$1	$43	$(42)	(98)%	$(10)	$81	$(91)	(112)%
Sales revenue decreased in third quarter 2025 compared to third quarter 2024 due to lower sales volume attributed to continued weak market demand in the industrial and building and construction end markets and lower selling prices attributed to unfavorable commodity market conditions.

Sales revenue decreased in first nine months 2025 compared to first nine months 2024 due to lower sales volume and lower selling prices primarily in the industrial end market as well as an unplanned outage during second quarter 2025 resulting in a lack of available volume.

EBIT decreased in third quarter 2025 compared to third quarter 2024 due to $47 million lower selling prices and higher raw material and energy costs, partially offset by lower SG&A expenses.

EBIT decreased in first nine months 2025 compared to first nine months 2024 primarily due to $63 million lower selling prices and higher raw material and energy costs and $33 million lower sales volume. Higher manufacturing costs were offset by lower SG&A expenses.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2025	2024	$	%	2025	2024	$	%
(Dollars in millions)
Sales	$254	$336	$(82)	(24)%	$816	$997	$(181)	(18)%
Volume / product mix effect			(82)	(24)%			(175)	(18)%
Price effect			—	—%			(4)	—%
Exchange rate effect			—	—%			(2)	—%

Earnings before interest and taxes	$67	$112	$(45)	(40)%	$236	$351	$(115)	(33)%
Sales revenue decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 primarily due to lower sales volume in the acetate tow product line attributed to destocking and industry capacity share adjustments, and lower textiles sales into China due to impacts of tariff risk on demand within the value chain.

EBIT decreased in third quarter and first nine months 2025 compared to third quarter and first nine months 2024 primarily due to $36 million and $92 million, respectively, lower sales volume. Higher raw material and energy costs and lower selling prices were partially offset by lower SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
	2025	2024	2025	2024
(Dollars in millions)
Sales	$5	$4	$14	$13

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(41)	$(43)	$(139)	$(155)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	2	2	4	6
Asset impairments, restructuring, and other charges, net	(10)	(12)	(28)	(23)
Other income (charges), net not allocated to operating segments	—	—	(47)	(25)
Loss before interest and taxes	$(49)	$(53)	$(210)	$(197)
Asset impairments, restructuring, and other charges, net	10	12	28	23
Environmental and other costs	—	—	40	16
Loss before interest and taxes excluding non-core items	(39)	(41)	(142)	(158)
Sales and costs related to growth initiatives, including the cellulosic biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other". First quarter 2024 also included pre-production costs for the Kingsport methanolysis facility.

Loss before interest and taxes in third quarter and first nine months 2025 and third quarter and first nine months 2024 included severance charges related to corporate cost reduction initiatives. In addition, first nine months 2025 and first nine months 2024 included environmental and other costs from previously divested or non-operational sites and product lines. First nine months 2025 and third quarter and first nine months 2024 included profitability improvement initiatives. For more information, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
United States and Canada	$972	$1,032	$(60)	(6)%	$2,955	$2,995	$(40)	(1)%
Europe, Middle East, and Africa	563	640	(77)	(12)%	1,783	1,949	(166)	(9)%
Asia Pacific	534	653	(119)	(18)%	1,656	1,807	(151)	(8)%
Latin America	133	139	(6)	(4)%	385	386	(1)	—%
Total Eastman	$2,202	$2,464	$(262)	(11)%	$6,779	$7,137	$(358)	(5)%

Sales revenue decreased 11 percent in third quarter 2025 compared to third quarter 2024. Lower sales revenue was due to lower sales volume and unfavorable product mix across all regions, as well as lower selling prices in the Asia Pacific; United States and Canada; and Latin America regions. These decreases were partially offset by favorable selling prices and foreign currency impacts in the Europe, Middle East, and Africa region.
Sales revenue decreased 5 percent in first nine months 2025 compared to first nine months 2024. Lower sales revenue was due to lower sales volume and unfavorable product mix in the Europe, Middle East, and Africa; Asia Pacific; and United States and Canada regions.
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

	First Nine Months
(Dollars in millions)	2025	2024
Net cash provided by (used in)
Operating activities	$468	$747
Investing activities	(415)	(402)
Financing activities	(415)	(273)
Effect of exchange rate changes on cash and cash equivalents	14	2
Net change in cash and cash equivalents	(348)	74
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$489	$622

Cash provided by operating activities decreased $279 million in first nine months 2025 compared to first nine months 2024 primarily due to lower accounts payable, lower net earnings, and higher variable compensation payout partially offset by lower inventories.

Cash used in investing activities in first nine months 2025 was relatively unchanged compared to first nine months 2024.

Cash used in financing activities increased $142 million in first nine months 2025 compared to first nine months 2024 primarily due to lower net borrowings activity partially offset by lower treasury stock repurchases. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

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

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold were $696 million and $703 million in third quarter 2025 and 2024, respectively, and $2.0 billion in both first nine months 2025 and 2024. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $385 million of these receivables would have been outstanding as of both September 30, 2025 and December 31, 2024, had they not been sold under these factoring programs.

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

Debt and Other Commitments

At September 30, 2025, the Company's borrowings totaled $5.1 billion with various maturities. In first quarter 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from the 2025 issuance were $246 million. The Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2029. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility includes sustainability-linked pricing terms, provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Credit Facility. The Company's commercial paper borrowings were $290 million at September 30, 2025 with a weighted interest rate of 4.33%. The Company had no commercial paper borrowings at December 31, 2024.

In first quarter 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the loan. The outstanding balance on the 2027 Term Loan was $150 million at September 30, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.54% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2025 and December 31, 2024. The total amount of available borrowings under the Credit Facility was $1.50 billion as of September 30, 2025.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	September 30,	December 31,
(Dollars in millions)	2025	2024
Total borrowings	$5,075	$5,017
Less: Cash and cash equivalents	489	837
Net debt (1)	$4,586	$4,180
(1)Includes non-cash increase of $68 million in 2025 and non-cash decrease of $32 million in 2024 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $434 million and $420 million in first nine months 2025 and 2024, respectively. Capital expenditures in first nine months 2025 were primarily for the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects. The Company expects that 2025 capital expenditures will be approximately $550 million, primarily for targeted growth initiatives, including the AM segment methanolysis plastic-to-plastic molecular recycling manufacturing facilities, and site modernization projects.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2025, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company repurchased 776,977 shares of common stock during third quarter 2025 for $50 million, and repurchased 1,420,768 shares of common stock during first nine months 2025 for $100 million.

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

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of September 30, 2025, the goodwill balance as reported on the Unaudited Consolidated Statements of Financial Position is $3.7 billion. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. As a result of the impact of forecasted decreases in revenue and earnings, the Company considered whether these conditions indicated that it was more likely than not that goodwill was impaired for each of its reporting units during third quarter 2025. Management does not believe it is more likely than not that goodwill was impaired for each of its reporting units as of September 30, 2025. However, the performance films reporting unit (part of the AM operating segment as described in Part I, Item 1, "Business", of the Company's 2024 Annual Report on Form 10-K), which has a goodwill balance of $811 million at September 30, 2025, has experienced near-term declines in revenue and earnings as a result of the combination of weakness in the macro environment, historically low automotive builds, and the impact of global trade. Additional declines in the market conditions or forecasted revenue and earnings or changes in other assumptions used to estimate fair value of the performance films reporting unit could result in an impairment of goodwill.

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

At September 30, 2025, the market risk associated with certain cash flows under foreign currency derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $50 million, with an additional $5 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At September 30, 2025, a 10 percent fluctuation in the euro currency rate would have had an impact of $229 million on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part I, Item 1 of this Quarterly Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2024 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during third quarter 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2025, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company repurchased 776,977 shares of common stock during third quarter 2025 for $50 million, and repurchased 1,420,768 shares of common stock during first nine months 2025 for $100 million. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value that May Yet Be Purchased Under the Plan or Program
July 1-31, 2025	—	$—	—	$1.365	billion
August 1-31, 2025	776,977	$64.34	776,977	$1.315	billion
September 1-30, 2025	—	$—	—	$1.315	billion
Total	776,977	$64.34	776,977

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 5.000% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 21, 2025)

10.01 *	Employment Offer Letter

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2025

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2025

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2025

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2025

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	November 4, 2025	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer