Form 10-K
period 2025-12-31
EASTMAN CHEMICAL CO
filed 2026-02-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value (based upon the $74.66 closing price on the New York Stock Exchange on June 30, 2025) of the 113,208,187 shares of common equity held by non-affiliates as of December 31, 2025 was $8,452,123,241 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2025 by Eastman Chemical Company's directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 114,097,314 shares of common stock of the registrant were outstanding at December 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (this "Annual Report") as indicated herein.

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

ITEM	PAGE
PART I
PART IIPART III

10.	Directors, Executive Officers and Corporate Governance	115
11.	Executive Compensation	115
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	115
13.	Certain Relationships and Related Transactions, and Director Independence	116
14.	Principal Accountant Fees and Services	116
PART IV

15.	Exhibits and Financial Statement Schedules	117
16.	Form 10-K Summary	117
	Exhibit Index	118
SIGNATURES

Signatures	121

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global specialty materials company that produces a broad range of products found in items people use every day. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993. Eastman has 36 manufacturing facilities and has equity interests in four manufacturing joint ventures in 12 countries that supply products to customers throughout the world. See "Properties" in Part I, Item 2 of this Annual Report on Form 10-K (this "Annual Report"). The Company's headquarters and largest manufacturing facility are located in Kingsport, Tennessee. With a robust portfolio of specialty businesses, Eastman works with customers to deliver innovative products and solutions with a commitment to safety and sustainability. Eastman's businesses are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. See "Business Segments".

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

Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms, scale advantage, and sustainability macrotrends form the foundation of the Company's research and development ("R&D") and innovation initiatives. Molecular recycling technologies continue to be an area of investment focus for the Company and extend the level of differentiation afforded by its world class technology platforms. Eastman began operating the world's largest polyester molecular recycling facility in 2024 and achieved strong improvement in operating rates in 2025. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-users' products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, are transforming Eastman into a global specialty materials company that enhances the quality of life in a material way. The Company's impact is evidenced by recycling technology that allows for waste to be used as building blocks in several Eastman products, branded with "Renew". As a global specialty materials company, management continuously evaluates the Company's business and operations to improve cost structure, increase investment in growth, and strengthen execution capabilities, including specific initiatives to transform operations, work processes and systems, and business structure alignment, scale, and integration.

In 2025, the Company reported sales revenue of $8.8 billion, earnings before interest and taxes ("EBIT") of $776 million, and net earnings attributable to Eastman of $474 million. Diluted earnings per share were $4.10. Net cash provided by operating activities was $970 million. Excluding non-core and unusual items, adjusted EBIT was $930 million and adjusted diluted earnings per share were $5.42. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report for a reconciliation of financial measures under accounting principles generally accepted in the United States ("GAAP") to non-GAAP financial measures, description of excluded items, and related information. For Company sales revenue by end-use market, see Exhibit 99.01 "2025 Company and Segment Sales Revenue by End-Use Market" of this Annual Report. Approximately 55 percent of 2025 sales revenue was generated from outside the United States and Canada region. For additional information regarding sales by customer location and by segment, see Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary by Operating Segment", and "Sales by Customer Location" in Part II, Item 7 of this Annual Report.

BUSINESS STRATEGY

Eastman's objective is to be a global specialty materials company that enhances the quality of life in a material way with consistent, sustainable earnings growth and strong cash flow. Integral to the Company's strategy for growth is leveraging its heritage expertise and innovation within its cellulosic biopolymer and acetyl, olefins, polyester, and alkylamine chemistries. For each of these "streams", the Company has developed and acquired a combination of assets and technologies that combine scale and integration across multiple manufacturing units and sites as a competitive advantage. Management uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development, and relentlessly engaging the market. The Company sells differentiated products into diverse markets and geographic regions and engages the market by collaborating and co-innovating with customers and downstream users in existing and new targeted markets to creatively solve problems. Management believes that this innovation-driven growth model will enable the Company to leverage its proven technology capabilities to improve product mix, increasing emphasis on specialty businesses, and sustaining and expanding market share through leadership in attractive targeted markets.

Innovation

Management is pursuing specific opportunities to leverage Eastman's innovation-driven growth model with the goal of greater than end-market growth by both sustaining the Company's leadership in existing markets and expanding into new markets. Recently developed, introduced, or commercialized innovation products, applications, and technologies include the following:

•Molecular recycling technologies, including polyester renewal technology and carbon renewal technology, which are being used for production and commercial sales of multiple products, described below under "Sustainability and Circular Economy";
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
•Aventa™, a biodegradable and compostable cellulosic biopolymer that is approximately 60 percent bio-content derived, and Aventa™ Renew, approximately 60 percent bio-content derived and 40 percent recycled plastic derived, both used in food service and food packaging applications. Aventa™ is both home and industrially compostable and does not persist in the environment as a microplastic;
•Esmeri™, a naturally derived, biodegradable cellulose ester micropowder that delivers advanced optical effects and durable performance in color cosmetics, sun care, and skin care;
•Solus™, a biodegradable paper coating additive that enhances the end of life of packaging used in food service;
•Saflex™ innovations in both the automotive and building and construction markets including: Saflex™ Horizon Vision, a next generation polyvinyl butyral ("PVB") interlayer product, for advanced Head-up Displays ("HUD") systems, enhancing virtual image and field of view; Saflex™ Evoca, a new platform for electrical vehicle glazing, offering acoustic, solar, or color options to design; and Saflex™ LiteCarbon Clear, a premium PVB interlayer that reduces the embodied carbon of laminated glass elements while maintaining the construction of safe buildings; and
•Eastman CORE™, a software platform that provides automotive dealership groups and professional installers access to shop management and automotive film patterns to improve installation quality and customer experience.

Sustainability and Circular Economy

Central to Eastman's innovation-driven growth model is the Company's dedication to enhance the quality of life in a material way with an ongoing commitment to sustainability.

The Company's long history of technical expertise in chemical processes and polymer science positions it to provide innovative solutions to some of the world's most complex problems. One example is Eastman's contribution to the development of a more "circular economy". A circular economy focuses on making the most of the world's resources - minimizing waste and maximizing value - by providing end-of-life solutions to reduce, reuse, and recycle products and materials. This keeps materials in use and decouples growth from scarce resource consumption by recycling carbon in the form of hard to recycle waste plastics, while allowing economic development and improvement in quality of life. The Company's sustainable innovation initiatives include biodegradation, molecular recycling, and strategic collaborations with end-user markets. The Company continues the use of its unique platform of solutions to address the challenges of plastic waste in the environment with advanced circular recycling, or molecular recycling, including polyester renewal and carbon renewal technologies. Together, these technologies allow the Company to use plastic waste, such as polyester carpet and waste rejected from mechanical recyclers, colored strapping, and bottles, as feedstock to lower greenhouse gas ("GHG") emissions compared to traditional processes. Eastman's scale and integration provide a unique opportunity to accelerate the use of these molecular recycling technologies and make a meaningful positive impact on the environment.

Management approaches sustainability as a source of competitive strength by focusing its innovation strategy on opportunities where disruptive macro trends align with the Company's differentiated technology platforms. Applications development capabilities are used to develop innovative products, applications, and technologies that enable customers' development and sale of sustainable products. Eastman's sustainability-related growth initiatives include targeted product and process innovation that focuses on enhancing product health and safety, end-use product durability, recyclability, and reducing material usage, while lowering GHG emissions associated with climate change. Eastman has focused on communication and collaboration with stakeholders, including policymakers and other interested parties, to build support for the concepts of molecular recycling and mass balance accounting (an accepted and certified protocol by International Sustainability & Carbon Certification ("ISCC") that documents and tracks recycled content through complex manufacturing systems). Eastman has committed to reduce its absolute scope 1 (direct GHG emissions occurring from sources that are owned by Eastman) and scope 2 (indirect GHG associated with the purchase of electricity, steam, heat, or cooling as a result of Eastman's energy use) emissions by 30 percent by 2035, measured from the Company's 2017 baseline year, in order to achieve net-zero operations by 2050, and to innovate to provide products that enable energy savings and GHG emissions reductions to customers and end-users.

Eastman focuses on the triple challenge of climate change, plastic waste, and a growing population through its aligned innovation pillars of Circularity, Caring for Society, and Climate. Examples of Eastman sustainable solutions within identified disruptive macro trends include:

Innovation Pillar
Growth Platform by Segment	Mainstreaming Circularity	Mitigating Climate Change	Caring For Society

Advanced Materials
Circular Economy Solutions (Eastman Renew)	x	x	x
Next-Generation Copolyester Innovation	x		x
Saflex™ Evoca™ for Electric Vehicles (1)		x	x
Window and Paint Protection Films		x
Additives & Functional Products
Solus™ Biobased Additive for Paper Coatings (2)	x		x
Esmeri™ Micropowder for Personal Care (3)	x	x
Fibers
Naia™ Filament and Staple Fiber	x	x
Other
Aventa™ and Aventa™ Renew Compostable Materials (4)	x	x	x
(1)Saflex™ Evoca™ interlayers improves acoustic performance, provides lightweight alternatives for windshields, and helps mitigate solar heat to increase maximum driving range and reduce strain on air conditioning systems in electric vehicles.
(2)Solus™ for paper coatings is a proprietary additive used in food service and food backing that is compatible with the recycle stream for paper.
(3)Esmeri™ is a cellulosic biopolymer for personal care applications including color cosmetics, sunscreens, and facial lotions.
(4)Aventa™, a biodegradable and compostable cellulosic biopolymer, replaces single-use, traditional materials in food packaging and quick-service restaurants such as straws, cutlery, and protein trays.

Eastman is positioned to enhance the quality of life in a material way with its sustainable solutions. The Company's expertise and scalability within the Circular Economy platform allows true material to material recycling with an infinite loop and no compromise to quality. The Company's technologies create virgin equivalent drop-in replacements for existing products by breaking down hard-to-recycle plastic waste feedstock to a molecular level and upcycling it back to food-grade products. This platform is further differentiated as it is able to reduce GHG emissions by up to 70 percent, including avoided emissions, when comparing to materials made from fossil feedstocks. The Company's molecular recycling technology also overcomes barriers seen in mechanical recycling such as degradation in color and performance after multiple cycles.

These strengths have enabled the Company to achieve significant milestones in 2025 within the Circular Economy platform, including:
•Operating the world's largest polyester molecular recycling facility, which generated approximately 2.5 times greater output than 2024; and
•Continued adoption of the Company's circular polyester offerings across multiple end-markets including consumer durables and packaging.

FINANCIAL STRATEGY

In its management of the Company's businesses and growth initiatives, management is committed to maintaining a strong financial position with appropriate financial flexibility and liquidity. Management believes maintaining a financial profile that supports a solid investment grade credit rating is important to its long-term strategy and financial flexibility. The Company employs a disciplined and balanced approach to capital allocation and deployment of cash. The priorities for uses of available cash include paying the quarterly dividend, funding targeted growth opportunities, and repurchasing shares, while maintaining a solid investment-grade balance sheet. Management expects that the combination of continued stable cash flow generation, a strong balance sheet, and sufficient liquidity will continue to provide flexibility to pursue growth initiatives.

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

The AM segment expects to continue to benefit from sales of premium products, including Tritan™ copolyester, Tritan™ Renew, Visualize™ material, Saflex™ Q acoustic series, Saflex™ HUD interlayer products, LLumar™, V-KOOL™, and SunTek™ window and protective films.

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

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Care Additives
Alkylamine derivatives Organic acids and derivatives Cellulosic biopolymers	amine derivative-based building blocks for production of flocculants intermediates for surfactants metam-based soil fumigants organic acid-based solutions	BASF SE Huntsman Corporation Argo-Kanesho Co., Ltd. Adisseo DSM-Firmenich	alkylamines acrylonitrile alcohols methanol ethylene oxide carbon disulfide ("CS2") caustic soda	water treatment personal and home care pharmaceuticals agriculture and crop protection gut health solutions preservation and hygiene
Coatings Additives
Polymers cellulosics polyesters polyolefins Additives and Solvents Texanol™ Optifilm™ ketones esters EastaPure™ electronic chemicals	specialty coalescents specialty solvents paint additives specialty polymers	BASF SE Dow Inc. OXEA Celanese Corporation Alternative Technologies Elementis Global Clariant Specialty Chemicals	wood pulp propane propylene
building and construction (architectural coatings)
transportation (OEM) and refinish coatings
durable goods (wood, industrial coatings and applications)
consumables (graphic arts, inks, and packaging)
electronics

Functional Amines
Alkylamines	methylamines and salts higher amines and solvents	BASF SE Arclin Inc. Advansix OXEA	methanol ammonia acetone ethanol butanol	agrochemicals energy pharmaceuticals water treatment industrial intermediates
Specialty Fluids & Energy
Therminol™ Turbo oils Skydrol™ SkyKleen™ Marlotherm™	heat transfer and aviation fluids	Dow Inc. Exxon Mobil Corporation	benzene phosphorous neo-polyol esters	industrial chemicals and processing (heat transfer fluids for chemical processes) renewable energy commercial aviation
See Exhibit 99.01 for AFP segment revenue by end-use market.

Strategy

Management applies Eastman's innovation-driven growth model in the AFP segment by leveraging proprietary technologies for the continued development of innovative product offerings and focusing growth efforts in end-markets such as food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics. Management believes that the ability to leverage the AFP segment's research, differentiated application development, and production capabilities across multiple markets uniquely positions it to meet evolving needs to improve the quality and performance of its customers' products. For example, Eastman EastaPureTM electronic chemicals is a portfolio of ultrapure solvents designed to meet the rigorous purity needs required in the electronics industry with our comprehensive material testing, multiple purification steps, shipping measures, and on-site, state-of-the-art, clean room that provides continuous monitoring and purity certification. The Company is also developing solutions to address the environmental challenges caused by non-biodegradable materials in personal care products by leveraging its world-class biodegradable cellulosic biopolymer technology platform in biodegradable cellulose-ester micropowders for personal care applications.

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

Several CI segment product lines are affected by cyclicality, most notably olefin and acetyl-based products. This cyclicality is caused by periods of supply and demand imbalance, when either incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Although future results are expected to fluctuate due to both general economic conditions and industry supply and demand, management has taken steps to reduce the impact of the trough of these cycles, including the use of refinery-grade propylene ("RGP") in the feedstock mix, resulting in reduced participation in the merchant ethylene market and the divestiture of its Texas City Operations in 2023. The Company is now investing in the conversion of existing assets and utilizing licensed metathesis technology to convert ethylene to propylene ("E2P"). This E2P conversion will align the Company's strategy with business needs by balancing ethylene and propylene across the site structurally, improving feedstock mix, and improving downstream propylene usage.

Principal Products

Product	Description	Principal Competitors	Key Raw Materials	End-Use Applications
Intermediates
Oxo alcohols and derivatives Acetic acid and derivatives Acetic anhydride Ethylene Glycol ethers Esters Organic acids and derivatives	olefin derivatives acetyl derivatives ethylene commodity solvents	Lyondell Bassell BASF SE Dow Inc. OXEA Celanese Corporation Lonza Ineos Group Holdings S.A	propane ethane propylene coal natural gas paraxylene	industrial chemicals and processing building and construction (paint and coating applications, construction chemicals, building materials) pharmaceuticals and agriculture health and wellness packaging
Plasticizers
Eastman 168™ Dioctyl phthalate ("DOP") Benzoflex™ TXIB™ Effusion™	primary non- phthalate and phthalate plasticizers and a range of targeted non- phthalate plasticizers	BASF SE Exxon Mobil Corporation LG Chem, Ltd. Lanxess AG	propane propylene paraxylene	building and construction (non-phthalate plasticizers used in interior surfaces) consumables (food packaging, packaging adhesives, and glove applications) health and wellness (medical devices)
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

The 10 largest Fibers segment customers accounted for approximately 65 percent of the segment's 2025 sales revenue, and include multinational as well as regional cigarette producers, fabric manufacturers, textile distributors, and other acetate fiber producers.

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

Strategy

Management applies the innovation-driven growth model to the Fibers segment by leveraging its strong customer relationships and industry knowledge to maintain a leading industry position in the global market. The segment benefits from a state-of-the-art, world class, acetate flake production facility at the Kingsport, Tennessee site, which is supplied from Eastman's vertically integrated gasification facility and is the largest and most integrated acetate tow site in the world. The Fibers segment also expects to benefit from Eastman's carbon renewal technology, which enables the substitution of fossil feedstock with recycled waste content. Products using this technology are marketed and sold under the "Renew" product designation. See "Corporate Overview - Business Strategy - Sustainability and Circular Economy". The Company contractually supplies acetate flake raw material to the manufacturing facility of its acetate tow joint venture in China from the Company's manufacturing facility in Kingsport, Tennessee, which the Company recognizes in sales revenue. The Company recognizes earnings in the joint venture through its equity investment, reported in "Other (income) charges, net" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. The Company's focus on innovation has resulted in repurposing some of its acetate tow manufacturing capacity to fibers products for textiles, resulting in increased capacity utilization and lower acetate tow costs.

To meet customers' evolving needs and further improve the Fibers segment's manufacturing process efficiencies, the Company leverages proprietary cellulosic biopolymers and spinning technology, optimizing asset productivity through process improvement, selecting product innovation in response to acetate tow customer needs, and working with suppliers to reduce costs. For textiles, the Fibers segment seeks to offset declines in acetate tow through investments in differentiated application development capabilities and new product innovations, including circular solutions, to drive growth in textiles and apparel of Naia™ yarns and fibers.

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

Sales, Marketing, and Distribution

Eastman markets and sells products primarily through a global marketing and sales organization that has a presence in the United States and approximately 30 other countries, selling into more than 100 countries around the world. The Company focuses its market engagement on attractive targeted markets, leveraging disruptive macro trends, and market activation throughout the value chain with both customers and downstream users. Eastman's strategy is to target industries and markets where the Company can leverage its application development expertise to develop product offerings to provide differentiated value that addresses current and future customer and market needs. The Company's strategic marketing approach and capabilities leverage the Company's insights about trends, markets, and customers to drive development of specialty products. Through a highly skilled and specialized sales force that is capable of providing differentiated product solutions, Eastman strives to be the preferred supplier in the Company's targeted markets.

The Company's products are also marketed through indirect channels, which include dealers and contract representatives. Sales outside the United States tend to be made more frequently through dealers and contract representatives than sales in the United States. The combination of direct and indirect sales channels allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers and downstream users directly from Eastman manufacturing plants and distribution centers worldwide.

Research and Development

Management applies its innovation-driven growth model by leveraging the Company's world class scalable technology platforms, such as cellulosic biopolymers and polyesters, that provide a competitive advantage and the foundation for sustainable earnings growth. The Company's R&D strategy for sustainable growth through innovation includes multi-generational product development for specialty products, faster and more differentiated product development by leveraging global application development capabilities, and the creation of value through integration of multiple technology platforms. The Company's innovation strategy is guided by the need to provide timely and practical solutions to sustainability macro-drivers that will improve the quality of life globally through material solutions. This strategy has been accelerated by investment in global differentiated application development capabilities that position Eastman as a strategic customer partner driving success within attractive targeted markets. See examples of recent product and technology innovations in "Corporate Overview - Business Strategy - Innovation".

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

•In the polyester stream, the Company begins with paraxylene, ethylene glycol, and integrated feedstocks, converting them through a series of intermediate materials to ultimately produce clear, tough, chemically resistant copolyesters. The Company has further enhanced the polyester stream by investing in plastic-to-plastic polyester renewal facilities to enable various waste plastics to be recycled into high quality, polyester Renew products. Polyester stream products are converted for end-uses in cosmetics and personal care, medical devices, durable goods, and food packaging industries.
•In the cellulosic biopolymer and acetyl stream, the Company begins with gasification of fossil fuels with oxygen. The resulting synthesis gas is converted into acetic acid and acetic anhydride. Cellulosic biopolymers derivative manufacturing at the Company begins with natural polymers, sourced from sustainably-managed forests, which, when combined with acetyl and olefin chemicals, provide differentiated product lines. Through recycling innovation, carbon renewal technology is enabling the recycling of complex plastics to serve as the basic building blocks of Eastman's cellulosic product stream. The major end-markets for products from the cellulosic biopolymers and acetyl stream include coatings, displays, and thermoplastics.
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

Sources and Availability of Raw Materials and Energy

Eastman purchases a majority of its key raw materials and energy through different contract mechanisms, generally of one to three years in initial duration, with renewal or cancellation options for each party. Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase; however, from time to time, Eastman uses derivative financial instruments for certain key raw materials to mitigate the impact of market price fluctuations. Key raw materials include cellulose, fatty alcohol, methanol, paraxylene, polyvinyl alcohol, propane, propylene, and a wide variety of precursors for specialty organic chemicals. Key purchased energy sources include natural gas, coal, and electricity. The Company has multiple suppliers for most key raw materials and energy sources and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessments and benchmarking, as part of its supplier management process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and reduce cost and has contingency plans to minimize the potential impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, domestic and world market conditions, changes in government regulation, supply chain disruption, global pandemics, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure. Eastman's operations or products have been in the past, and may be in the future, adversely affected by these factors. See "Risk Factors" in Part I, Item 1A of this Annual Report. The Company's raw material and energy costs as a percent of total cost of operations were approximately 45 percent in 2025. For additional information about raw materials, see Exhibit 99.02 "Product and Raw Material Information" of this Annual Report.

Intellectual Property and Trademarks

While Eastman's intellectual property portfolio is an important Company asset that it expands and vigorously protects globally through a combination of patents, trademarks, copyrights, and trade secrets, its business is not substantially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad range of advanced materials, specialty additives, chemicals, and fibers, Eastman owns over 700 active United States patents, over 1,600 active foreign patents, and over 4,500 active worldwide trademark applications and registrations. Domestic and foreign patents within the Company's portfolio are subject to various expiration dates, depending on the dates they were originally filed and laws governing patent terms and extensions thereof in applicable jurisdictions. As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States. See "Risk Factors" in Part I, Item 1A of this Annual Report.

Information Security

The Company employs information systems to support its business, enable transformation, and deploy digital services. The Company utilizes a risk-based, multi-layered information security approach based on the U.S. National Institute of Standards and Technology Cybersecurity Framework ("US NIST") and International Organization for Standardization / International Electrotechnical Commission 27001:2022 ("ISO 27001"). To date, the Company has not experienced a cybersecurity incident that has materially affected its business strategy, results of operations, or financial condition, nor has resulted in any penalties or settlements. See "Risk Factors" in Part I, Item 1A and "Cybersecurity" in Part I, Item 1C of this Annual Report.

Artificial Intelligence

Eastman has been increasingly using artificial intelligence ("AI") tools and more traditional data science practices in its operations, research and development, and other areas to improve efficiency and effectiveness. Eastman has implemented a risk-based governance approach led by a cross-functional Responsible AI Council that oversees AI use cases, sets standards, and coordinates with existing risk and compliance functions. The Company maintains AI-specific policies, procedures, and general IT controls that define permitted uses, data handling requirements (including privacy and intellectual property protection), human oversight, and documentation expectations. AI use cases, models, and third-party tools are subject to review, vendor due diligence, and contractual safeguards. See "Risk Factors" in Part I, Item 1A of this Annual Report.

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

Eastman places a strong emphasis on the health, safety, and well-being of employees - both at work and at home. Eastman's "zero-incident mindset" takes a holistic approach to people and processes by fostering the right behaviors, values, and culture to ensure that employees are operating responsibly, accountably, and safely.

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

Breakthroughs require creativity and unconventional ideas, and that takes diverse perspectives and an environment that empowers everyone to speak their mind and add value, so their ideas are translated into plans and actions. As Eastman develops new products to meet today's most pressing needs, the Company inspires innovative ideas by making every team member feel valued and empowered to do their best work. Building an inclusive workplace, powered by a global employee population of approximately 13,000 people worldwide is key to promoting innovation and driving results.

The table below shows the percentage of the Company's global employee population by region.

United States and Canada	72%
Europe, Middle East, and Africa	15%
Asia Pacific	10%
Latin America	3%
Total	100%

Eastman's compensation philosophy, principles, and processes are designed to ensure the Company pays competitively in the market for top talent and that the pay is distributed fairly and consistently. An independent third party assesses pay equity each year by comparing pay for people in the same jobs, job levels, and locations. This analysis, which considers gender, race and ethnicity (in the United States), performance, tenure, specialty skills, and educational credentials, is completed during the annual compensation review process, when leadership makes pay decisions.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2025 sales revenue. No single customer accounted for 10 percent or more of the Company's consolidated sales revenue during 2025.

Compliance With Environmental and Other Government Regulations

The Company is subject to significant and complex governmental laws and regulations, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance and may, depending on specific facts and circumstances, impact the Company's competitive position. See "Risk Factors -- Legislative, regulatory, or voluntary actions could increase the Company's future health, safety, and environmental compliance costs." in Part I, Item 1A of this Annual Report. These include health, safety, and environmental laws and regulations; site security regulations; chemical control laws; laws protecting intellectual property; privacy, data sharing, and data protection laws; laws regulating energy generation and distribution, such as utilities, pipelines and co-generation facilities; and customs laws and laws regulating import and export of products and technology. As described below, the most significant environmental capital and other expenditures are for compliance with environmental and health and safety laws. In addition to these regulations, compliance with chemical control laws (including the U.S. Toxic Substances Control Act, the U.S. Federal Insecticide, Fungicide, and Rodenticide Act and similar non-U.S. counterparts, and the Registration, Evaluation, Authorization and Restriction of Chemicals ("REACH") program in the European Union) and laws protecting intellectual property (see "Intellectual Property and Trademarks") have the most impact on the Company's day-to-day operations and competitive position.

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

The Company's policy is to operate its plants and facilities in compliance with all applicable laws and regulations such that it protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with available technology. In some cases, applicable environmental regulations such as those adopted under the United States' Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and related actions of regulatory agencies determine the timing and amount of environmental costs incurred by the Company. Likewise, any new legislation or regulations related to GHG emissions, energy, or climate change, or the repeal of such legislation or regulations, could impact the timing and amount of environmental costs incurred by the Company.

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

Eastman's cash expenditures related to environmental protection and improvement were $339 million, $307 million, and $314 million in 2025, 2024, and 2023, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. These cash expenditures include environmental capital expenditures of approximately $80 million, $70 million, and $65 million in 2025, 2024, and 2023, respectively.

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

The Company's business and operating results are impacted by global recessions, and the related impacts, such as the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, increasing interest rates, and other challenges that impacted the global economy. Similarly, as a company that operates and sells products worldwide, uncertainty in the global economy, labor market, and capital markets (including impacts from inflation, higher interest rates, changes in governing and legislative bodies, and subsequent changes and disruptions in business, political, and economic conditions) has impacted and may adversely impact demand for and the costs of certain Eastman products and accordingly results of operations. These events may in turn adversely impact the Company's financial condition and cash flows and ability to access the credit and capital markets under attractive rates and terms, negatively impacting the Company's liquidity or ability to pursue certain growth initiatives.

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

More than half of Eastman's sales for 2025 were to customers outside of North America. The Company expects sales from international markets to continue to represent a significant portion of its sales. Also, a significant portion of the Company's manufacturing capacity is located outside of the United States. Accordingly, the Company's business is subject to risks related to the differing legal, political, cultural, social and regulatory requirements, and economic conditions of many jurisdictions. Fluctuations in currency exchange rates may impact product demand and may adversely impact the profitability in U.S. dollars of products and services provided in foreign countries. Volatility or unfavorable movements in currency exchange rates may adversely impact Eastman's financial condition or cash flows. Although the Company employs a variety of techniques to mitigate the impact of exchange rate fluctuations, there cannot be a guarantee that such hedging and risk management strategies will be effective, and Eastman's results of operations could be adversely affected.

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

The Company is subject to operating risks related to its information technology infrastructure, including service interruptions, data corruption, cyber-based attacks, or network security incidents, which could cause operations to be disrupted, product manufacturing to be delayed, or data confidentiality to be impaired.

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

Despite the Company's efforts to mitigate cybersecurity risk, its business may be impacted by system shutdowns, service disruptions, or cybersecurity incidents. Cybersecurity incidents, data breaches, and operational disruptions are constantly evolving, becoming more sophisticated, and conducted by groups and individuals with a wide range of expertise and motives, including foreign governments, cyber terrorists, cyber criminals, malicious employees, and other insiders and outsiders. Such an incident could result in unauthorized access or disclosure of confidential or personal information, and loss of trade secrets and intellectual property. In addition, the Company may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to the Company, its current or former employees, customers, or suppliers, and may become exposed to legal action, governmental investigations, enforcement actions, and regulatory fines. The Company may also be required to spend additional resources to restore systems or repair damage caused by a cybersecurity incident. These risks may also be present for the Company's joint venture partners, suppliers, or acquired businesses.

The Company has been in the past, and likely will be in the future, subject to cyber-attacks related to its information systems. Although none of the previous cyber-attacks have had a material adverse impact on the Company's operations or financial results, no assurances can be provided that any future disruptions due to these, or other circumstances, will not have such an impact. See "Cybersecurity" in Part I, Item 1C of this Annual Report.

The Company is subject to risks associated with the potential use of artificial intelligence in the Company’s own operations and by third-party partners that the Company may engage with.

Eastman has been increasingly using AI tools and more traditional data science practices in its operations, research and development, and other areas to improve efficiency and effectiveness. The Company may be exposed to risks in cases where it utilizes AI in connection with certain business activities now or in the future. In addition, the use of AI by Eastman, its employees, or any of its third-party partners may result in unauthorized disclosure of data, which can result in, among other things, reputational harm, loss of confidence by the Company’s customers or employees, penalties, litigation costs, or legal liability. Analyses, results, or business processes relying on AI may also be deficient, inaccurate, or biased, and the Company may fail to identify in a timely fashion, or at all, if or to the extent that is the case.

Growth initiatives may not achieve desired business or financial objectives and may require significant resources in addition to or different from those available or in excess of those estimated or budgeted for such initiatives.

Eastman continues to identify and pursue growth opportunities through both organic and inorganic initiatives, such as Eastman's sustainable innovation initiatives, which aim to develop a more "circular economy." These and other growth opportunities include development and commercialization of innovative new products and technologies, expansion into new markets and geographic regions through, among other means, alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities. Such initiatives are necessarily constrained by availability and development of additional resources.

There can be no assurance that such innovation, development and commercialization, investments, or acquisitions and alliances (including integration of acquired businesses) will receive necessary governmental or regulatory approvals, or result in financially successful commercialization of products, or acceptance by existing or new customers, or successful entry into new markets or otherwise achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations. There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due to, among other things, demand for and availability of construction materials and labor, obtaining regulatory approvals and operating permits, and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively impact the returns from any proposed or current investments and projects.

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

Eastman's future success in achieving its performance and growth goals depends on its ability to attract, retain, develop, and motivate highly skilled personnel. The Company has experienced, and continues to experience, an increasingly competitive hiring environment for skilled employees at its manufacturing and other sites, which has generally increased the cost of hiring or retaining talented employees essential to its success. In addition, effective succession planning is paramount to its long-term success. It is critical that Eastman identifies and develops succession candidates for senior management and other key positions throughout the organization. Failure to timely identify and develop succession candidates heightens the risk associated with the unexpected departure of key employees. Eastman's inability to ensure effective transfer of knowledge and transitions involving key employees could adversely impact its strategic planning and execution, which could adversely affect Eastman's business, financial condition, and results of operations.

Risks Related to Regulatory Changes and Compliance

Legislative, regulatory, or voluntary actions, or violations thereof, could increase the Company's future health, safety, environmental, and other compliance costs and legal costs or have an adverse impact on the Company's ability to operate in foreign countries.

Eastman, its facilities, and its businesses are subject to complex health, safety, and environmental laws, regulations, and related voluntary actions, both in the U.S. and internationally, which require and will continue to require significant expenditures to remain in compliance with such laws, regulations, and voluntary actions. The Company's manufacturing activities, both inside and outside of the U.S., are subject to regulation by various federal, state, local, and foreign laws, regulations, rules, and government agencies concerning, among other things, air emissions, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. Actual or alleged violations of environmental, health, or safety laws and regulations could result in restrictions or prohibitions on manufacturing operations as well as substantial damages, penalties, fines, civil, or criminal sanctions and remediation costs. Eastman has incurred, and will continue to incur, significant costs and capital expenditures to comply with these laws and regulations, which may adversely impact its business and financial results. Future developments and more stringent environmental regulations may require the Company to make significant expenditures for environmental protection equipment, compliance, and remediation.

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

The multinational nature of Eastman's business subjects it to taxation in the United States and other foreign jurisdictions. Changes to income tax laws and regulations or in the interpretation of such laws in any of the jurisdictions in which it operates, including new legislation, such as the One Big Beautiful Bill Act, or the unfavorable resolution of tax matters could significantly increase the Company's effective tax rate and adversely impact its financial condition or results of operations. Eastman could also be affected by, among other things, changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the valuation of deferred tax assets and liabilities, and changes in liabilities for uncertain tax positions. In addition, the U.S. and foreign countries may impose additional taxes or otherwise tax Eastman's income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Income Taxes" in Part II, Item 7 of this Annual Report. For example, the Organization for Economic Co-operation and Development ("OECD") has introduced a framework to implement a global minimum tax. Several jurisdictions in which Eastman operates have enacted laws effective January 1, 2024, consistent with the OECD's framework. Details around the global minimum tax in most jurisdictions remain uncertain. The Company has so far experienced a modest increase in tax obligations in jurisdictions it conducts business, a large portion of which is expected to be temporary due to the OECD's January 5, 2026 "side by side" arrangement. Eastman will continue to monitor and evaluate impacts.

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

The Company utilizes a risk-based, multi-layered information security strategy based on the US NIST and ISO 27001 to assess, identify, and manage risks from cybersecurity threats. This approach includes: (i) dedicated security operations center monitoring; (ii) network-based and host-based protections; (iii) a Privacy Council focused on privacy regulation adherence; (iv) privileged access management controls; (v) annual and ongoing information security training for all employees and targeted tabletop and other exercises; (vi) encryption of data, backup, recovery, and testing; (vii) regular internal and external audits against information security best practices; and (viii) benchmarking using external third parties. The Company employs these, and other measures, to protect its information assets and operations from internal and external cyber threats while ensuring business resiliency. It also aims to protect employee, customer and supplier information from unauthorized access or attack, as well as secure the Company's networks, systems, devices, products, and services.

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

To date the Company has not experienced a cybersecurity incident that has materially affected its business strategy, results of operations, or financial condition. The Company maintains processes to asses the materiality of cybersecurity incidents, and where material, the Company will disclose such incidents via Form 8-K. See "Risk Factors - Risks Related to the Company's Business and Strategy" in Part I, Item 1A of this Annual Report.

Governance

The Board of Directors provides oversight of the Company's cybersecurity program. The Audit Committee, which consists of non-employee independent directors, receives updates from the Chief Information Officer ("CIO") or the Chief Information Security Officer ("CISO") on cybersecurity performance and recent industry trends at least quarterly. In addition to regular cybersecurity briefings from the Audit Committee, the Board also receives periodic, but at least annual, updates from management regarding cybersecurity, including prompt notice of cybersecurity threats or incidents that could materially impact the Company. The Board is informed about risk profile status, adversary assessments, training initiatives, cybersecurity projects, emerging global policies and regulations, cybersecurity technologies and best practices, cyber readiness, third-party assessments, mitigation efforts, and response plans.

The Company has a dedicated CIO and CISO who are supported by a team of cybersecurity professionals (the "Cybersecurity Team") that are responsible for leading the company-wide cybersecurity program and risk mitigation efforts. The CIO, CISO, and Cybersecurity Team work across all organizations within the Company to protect the Company and its employees, customers and suppliers against cybersecurity risks. The CIO and CISO, with over 35 and 25 years of experience, respectively, have cybersecurity expertise, coupled with experience in IT strategy, operational management, incident response, and business continuity maintenance.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Certain information about Eastman's executive officers is provided below:

Mark J. Costa, age 59, is Chair of the Eastman Chemical Company Board of Directors and Chief Executive Officer. Mr. Costa joined the Company in June 2006 as Chief Marketing Officer and leader of corporate strategy and business development; was appointed Executive Vice President, Specialty Plastics and Performance Polymers Head and Chief Marketing Officer in August 2008; was appointed Executive Vice President, Specialty Products and Chief Marketing Officer in May 2009; and became President and a member of the Board of Directors in May 2013. Prior to joining Eastman, Mr. Costa was a senior partner with Monitor Group, a global management consulting firm. He joined Monitor in 1988, and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries. Mr. Costa was appointed Chief Executive Officer in January 2014 and named Board Chair effective July 2014. Mr. Costa also serves on the Board of Directors of International Flavors & Fragrances Inc.

William T. McLain, Jr., age 53, is Executive Vice President and Chief Financial Officer. Mr. McLain joined Eastman in 2000 and has served in high-level finance and accounting roles throughout the organization in the United States, Asia, and Europe. In 2011, Mr. McLain served as Director, Asia Pacific Finance, and in 2013 was appointed to International Controller. In 2014, Mr. McLain was appointed Corporate Controller until 2016 when he became Vice President of Finance. Prior to Eastman, Mr. McLain worked for the public accounting firm PricewaterhouseCoopers LLP. Mr. McLain was appointed to his current position effective February 2020.

Stephen G. Crawford, age 61, is Executive Vice President, Chief Technology and Sustainability Officer, leading the technology and sustainability organizations. Mr. Crawford joined Eastman in 1984 and held leadership positions of increasing responsibility in both the manufacturing and technology organizations. From 2007 until January 2014 he served as Vice President of Global R&D in the AM and AFP segments. He was appointed Senior Vice President and Chief Technology Officer effective January 2014, Senior Vice President, Chief Technology and Sustainability Officer effective October 2019, and Executive Vice President, Manufacturing and Chief Sustainability Officer effective October 2022, and Executive Vice President, Methanolysis Operations and Worldwide Engineering & Construction Transformation effective January 2025. Mr. Crawford was appointed to his current position in November 2025.

Brad A. Lich, age 58, is Executive Vice President and Chief Commercial Officer, with responsibility for the AM segment, including the circular platform, as well as leadership of marketing, sales, supply chain, corporate strategy, and regional leadership. Mr. Lich joined Eastman in 2001 as Director of Global Product Management and Marketing for the Coatings business. Other positions of increasing responsibility followed, including General Manager of Emerging Markets of the former Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment. In 2006, Mr. Lich became Vice President of Global Marketing with direct responsibility for company-wide global marketing functions. In 2008, Mr. Lich was appointed Vice President and General Manager of the former CASPI segment, and in 2012 was appointed Vice President and General Manager of the AFP segment. In January 2014, Mr. Lich was appointed Executive Vice President, with responsibility for the AFP and AM segments and the marketing, sales, and pricing organizations. In March 2016, Mr. Lich assumed executive responsibility for outside-U.S. regional business leadership. Mr. Lich was appointed to his current position effective July 2016.

Travis Smith, age 52, is Executive Vice President, Additives & Functional Products, Manufacturing, WWE&C and HSE with responsibility for the global manufacturing and Worldwide Engineering and Construction ("WWE&C") in addition to leadership of the AFP segment and Health, Safety and Environment ("HSE"). Mr. Smith joined the Company in December 1992 as a chemical engineer and has held various positions of increasing responsibility within manufacturing, the chemicals business, corporate innovation, specialty plastics, and advance materials during his career at Eastman. Mr. Smith assumed the position of Vice President and General Manager, Performance Films in July 2012 and for both Performance Films and Advance Interlayers in April 2018, and was appointed Senior Vice President with responsibility for the AFP segment effective October 2022. Mr. Smith was appointed to his current position effective January 2025.

Iké Adeyemi, age 48, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Adeyemi has leadership responsibility for Eastman's legal organization, which includes corporate governance, commercial law, litigation management and intellectual property, as well as responsibility for product stewardship and regulatory affairs, global business conduct, global trade compliance, and global public affairs. Before joining Eastman, Ms. Adeyemi served as vice president, corporate secretary, and associate general counsel of The Clorox Company. Prior to that, Ms. Adeyemi's work experience includes serving as the head of legal, corporate/M&A at BHP Billiton, and working at the law firms of Skadden, Arps, Slate, Meagher & Flom in the U.S. and White & Case LLP in London. Ms. Adeyemi was appointed to her current position effective September 2024.

Michelle H. Caveness, age 52, is Senior Vice President and Chief Manufacturing Officer overseeing global manufacturing and operations support. Ms. Caveness joined Eastman in 1996 and has held leadership roles of increasing responsibility in engineering, technology and manufacturing as well as on cross-functional business teams. Prior to her current role, she was vice president, Tennessee operations site leader and global operations support, leading one of the largest manufacturing sites in the United States and associated sites across the globe. Ms. Caveness was appointed to her current position effective January 2025.

Adrian J. Holt, age 56, is Senior Vice President and Chief Human Resources Officer. Mr. Holt is responsible for human resources strategy and services worldwide, which includes employee engagement, total rewards, learning and leadership development, and global talent acquisition and management. Mr. Holt joined Eastman in 2016 as Vice President, Global Talent Acquisition and HR Client Support, Americas and EMEA. Prior to Eastman, Mr. Holt served as Chief Human Resources Officer for WireCo World Group and as Vice President of Corporate Human Resources for BASF North America. Mr. Holt was appointed to his current position effective May 2023.

Julie A. McAlindon, age 58, is Senior Vice President, Regions and Chief Supply Chain Officer. Ms. McAlindon has responsibility for overseeing global supply chain, sourcing and procurement, and regional leadership outside of North America. Ms. McAlindon also leads the transformation of Eastman, building the capabilities and culture required to support Eastman's strategy. Prior to this role, Ms. McAlindon was Chief Procurement Officer and Vice President, Transformation. Ms. McAlindon joined Eastman in 2016. Before joining Eastman, Ms. McAlindon was with Avient Corporation as senior vice president, designed structures and solutions; and vice president of marketing. Prior to that, Ms. McAlindon's work experience includes a variety of leadership positions with Dow Inc. Ms. McAlindon was appointed to her current position effective June 2021.

Michelle R. Stewart, age 54, is Vice President, Chief Accounting Officer and Corporate Controller. Since joining Eastman in 1995, Ms. Stewart has served in a number of positions with increasing responsibility in the finance organization. Prior to joining Eastman, Ms. Stewart worked for the public accounting firm KPMG Peat Marwick. Ms. Stewart was appointed to her current position effective October 2021.

ITEM 2.PROPERTIES

At December 31, 2025, Eastman owned or operated 36 manufacturing facilities and had equity interests in four manufacturing joint ventures in a total of 12 countries. Utilization of these sites may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all properties are owned. Corporate headquarters are in Kingsport, Tennessee. The Company has major business offices in Shanghai, China; Rotterdam, the Netherlands; Singapore; and Zug, Switzerland.

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
(3)Eastman holds a 60 percent share of Solutia Therminol Co., Ltd. Suzhou in the Additives & Functional Products segment.
(4)Eastman holds a 51 percent share of Eastman Specialties Wuhan Youji Chemical Co., Ltd.
(5)Eastman holds a 51 percent share of Qilu Eastman Specialty Chemical, Ltd.
(6)Eastman holds an 80 percent share of Eastman Fibers Korea Limited.

Eastman has 50 percent or less ownership in joint ventures that have manufacturing facilities at the following locations:

Segment using manufacturing location
Location	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers

USA
Kingsport, Tennessee			x
Asia Pacific
Hefei, China				x
Ruian, China				x
Shenzhen, China	x
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

As of December 31, 2025, there were 114,097,314 shares of Eastman's common stock issued and outstanding, which shares were held by 9,520 stockholders of record. These shares include 50,798 shares held by the Company's charitable foundation.

See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Securities Authorized for Issuance Under Equity Compensation Plans" in Part III, Item 12 of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)Not applicable.

(c)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2025, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2025, the Company repurchased 1,420,768 shares of common stock for $100 million.

For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 6.RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's consolidated financial statements and related notes, included in Part II, Item 8 of this Annual Report on Form 10-K (this "Annual Report"). All references to earnings per share ("EPS") contained in this report are to diluted EPS unless otherwise noted. EBIT is the GAAP measure earnings before interest and taxes. For a discussion of the year ended December 31, 2024, compared to the year ended December 31, 2023, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of Eastman's Annual Report on Form 10-K for the year ended December 31, 2024.

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

An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company elected to perform a qualitative impairment assessment of goodwill in 2025. The qualitative assessment identified three reporting units where a quantitative assessment was needed to confirm that goodwill was not impaired. For those reporting units, the Company used an income approach, specifically a discounted cash flow model, in testing the carrying value of goodwill for each reporting unit for impairment. Key assumptions and estimates used in the Company's 2025 goodwill impairment testing included projections of revenues and EBIT determined using the Company's annual multi-year strategic plan, the estimated weighted average cost of capital ("WACC"), and projected long-term growth rates. The Company believes these assumptions are consistent with those a hypothetical market participant would use given circumstances that were present at the time the estimates were made. However, actual results and amounts may be significantly different from the Company's estimates. In addition, the use of different estimates or assumptions could result in materially different estimated fair values of reporting units. The WACC is calculated incorporating weighted average returns on debt and equity from market participants. Therefore, changes in the market, which are beyond the control of the Company, may have an impact on future estimates of fair value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company had $3.7 billion of goodwill as of December 31, 2025. As a result of the goodwill impairment testing performed during fourth quarter 2025, fair values were determined to significantly exceed the carrying values for each reporting unit tested with the exception of performance films (part of the Advanced Materials operating segment as described in Part I, Item 1, "Business", of this Annual Report). Two of the most critical assumptions used in the calculation of the fair value of the performance films reporting unit are the target market long-term growth rate and the WACC. The Company performed a sensitivity analysis of both of those assumptions, assuming a 50 basis point decrease in the expected long-term growth rate or a 50 basis point increase in the WACC, and both scenarios independently yielded an estimated fair value for the performance films reporting unit above the carrying value. As of December 31, 2025, goodwill allocated to the performance films reporting unit was $812 million. Declines in market conditions or forecasted revenue and EBIT could result in a future impairment of goodwill.

Indefinite-lived Intangible Assets

Indefinite-lived intangible assets, consisting primarily of tradenames, are tested for potential impairment by comparing the estimated fair value to the carrying amount. The Company elected to perform a quantitative impairment assessment of indefinite-lived intangible assets in fourth quarter 2025. The qualitative assessment did not identify indicators of impairment, and it was determined that it is more likely than not the fair value of indefinite-lived intangible assets was greater than their carrying value. When a quantitative impairment assessment is performed, the Company uses an income approach, specifically the relief from royalty method, to test indefinite-lived intangible assets for potential impairment. The estimated fair value of tradenames is determined based on projections of revenue and an assumed royalty rate savings, discounted by the calculated market participant WACC plus a risk premium. The Company had $351 million in indefinite-lived intangible assets at December 31, 2025. There were no impairments of the Company's indefinite-lived intangible assets as a result of the tests performed during fourth quarter 2025. Declines in market conditions or forecasted revenue could result in a future impairment of indefinite-lived intangible assets.

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

Environmental Costs

Eastman recognizes environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company recognizes the minimum undiscounted amount. This undiscounted amount reflects liabilities expected to be paid within approximately 30 years and the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for undiscounted remediation costs ranged from $285 million to $509 million with a best estimate or minimum of $285 million at December 31, 2025. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable and include the amounts recognized at December 31, 2025.

For additional information, see Note 13, "Environmental Matters and Asset Retirement Obligations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pension and Other Postretirement Benefits

Eastman maintains defined benefit pension and other postretirement benefit plans that provide eligible employees with retirement benefits. The estimated amounts of the costs and obligations related to these benefits primarily reflect the Company's assumptions related to discount rates and expected return on plan assets. For the Company's U.S. and non-U.S. defined benefit pension plans, the Company assumed weighted average discount rates of 5.26 percent and 4.81 percent, respectively, and weighted average expected returns on plan assets of 7.50 percent and 5.13 percent, respectively, at December 31, 2025. The Company assumed a weighted average discount rate of 5.13 percent for its other postretirement benefit plans at December 31, 2025. The estimated cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

The projected benefit obligation as of December 31, 2025 and expense for 2026 are affected by year-end 2025 assumptions. The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the assumed discount rate and expected return on plan assets for all pension and other postretirement benefit plans. The sensitivities below are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2026 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Pension Plans	Impact on December 31, 2025 Projected Benefit Obligation for Pension Plans		Impact on 2026 Pre-tax Benefits Expense (Excludes mark-to-market impact) for Other Postretirement Benefit Plans	Impact on December 31, 2025 Benefit Obligation for Other Postretirement Benefit Plans
		U.S.	Non-U.S.
25 basis point decrease in discount rate	$-2 Million	$+26 Million	$+20 Million	<-$0.5 Million	$+4 Million
25 basis point increase in discount rate	$+1 Million	$-26 Million	$-18 Million	<+$0.5 Million	$-4 Million
25 basis point decrease in expected return on plan assets	$+5 Million	No Impact	No Impact	<+$0.5 Million	No Impact
25 basis point increase in expected return on plan assets	$-5 Million	No Impact	No Impact	<-$0.5 Million	No Impact

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

Income Taxes

Amounts of deferred tax assets and liabilities on Eastman's Consolidated Statements of Financial Position are based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize deferred tax assets is evaluated through the forecasting of taxable income, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning opportunities. Valuation allowances are recognized to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from management estimates and assumptions, the resulting change to the provision for income taxes could have a material impact on the consolidated results of operations and statements of financial position. As of December 31, 2025, valuation allowances of $731 million have been provided against certain deferred tax assets.

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

Non-core, unusual, or non-recurring items include transactions, costs, and losses or gains relating to, among other things, cost reductions, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of the Company's core business operations, and have included asset impairments, restructuring, and other charges and gains; costs of and related to acquisitions; gains and losses from and costs related to dispositions, closures, or shutdowns of businesses or assets; financing transaction costs; environmental and other costs related to previously divested businesses, non-operational sites and product lines, and discontinued programs; mark-to-market losses or gains for pension and other postretirement benefit plans; the impact from significant tax law changes; and unusual or non-recurring income tax reserves or adjustments.

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
•Mark-to-market pension and other postretirement benefit plans gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period; and
•Environmental and other costs from previously divested businesses, non-operational sites and product lines, and discontinued programs.

The following unusual items are excluded by management in its evaluation of certain earnings results in this Annual Report:

•Income tax related items.

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings

(Dollars in millions)	2025	2024
Non-core items impacting EBIT:
Cost of sales impact from restructuring activities	$2	$7
Asset impairments, restructuring, and other charges, net	96	51
Mark-to-market pension and other postretirement benefits (gain) loss, net	(6)	(54)
Environmental and other costs	62	16
Total non-core items impacting EBIT	154	20
Less: Items impacting provision for income taxes:
Tax effect for non-core items	34	1
Income tax related items	(33)	(7)
Total items impacting provision for income taxes	1	(6)
Total items impacting net earnings attributable to Eastman	$153	$26

Below is the calculation of the "Other components of post-employment (benefit) cost, net" that are not included in the above non-core item "mark-to-market pension and other postretirement benefits loss (gain), net" and that are included in the non-GAAP results.

(Dollars in millions)	2025	2024
Other components of post-employment (benefit) cost, net	$(25)	$(72)
Service cost	26	30
Net periodic benefit (credit) cost	1	(42)
Less: Mark-to-market pension and other postretirement benefits (gain) loss, net	(6)	(54)
Components of post-employment (benefit) cost, net included in non-GAAP earnings measures	$7	$12

Below is the calculation of the MTM pension and other post-retirement benefits (gain) loss disclosed above.

(Dollars in millions)	2025		2024
Actual return and percentage of return on assets	$166	8%	$81	4%
Less: expected return on assets	125	6%	128	6%
Mark-to-market gain (loss) on assets	41		(47)
Actuarial (loss) gain (1)	(35)		101
Total mark-to-market (loss) gain	$6		$54
Global weighted-average assumed discount rate for year ended December 31:	5.12%		5.33%
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms, scale advantage, and sustainability macrotrends form the foundation of the Company's research and development ("R&D") and innovation initiatives. Molecular recycling technologies continue to be an area of investment focus for the Company and extends the level of differentiation afforded by our world class technology platforms. Eastman began operating the world's largest polyester molecular recycling facility in 2024. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow from operations.

Sales, EBIT, and EBIT excluding non-core items were as follows:

(Dollars in millions)	2025	2024
Sales	$8,752	$9,382
Earnings before interest and taxes	776	1,278
Earnings before interest and taxes excluding non-core items	930	1,298

Sales revenue decreased in 2025 compared to 2024 due to lower sales volume primarily driven by acetate tow customer inventory destocking and industry capacity share adjustments as well as end-market weakness in most consumer discretionary end markets. EBIT excluding non-core items decreased in 2025 compared to 2024 primarily due to lower sales volume, lower selling prices and higher raw material and energy costs, and lower asset utilization. These factors were partially offset by cost reduction initiatives, lower manufacturing costs, and lower variable compensation costs.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	2025		2024
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$474	$4.10	$905	$7.67
Total non-core and unusual items, net of tax	153	1.32	26	0.22
Net earnings attributable to Eastman excluding non-core and unusual items	$627	$5.42	$931	$7.89

The Company generated $970 million and $1.3 billion of cash from operating activities in 2025 and 2024, respectively.

RESULTS OF OPERATIONS

Eastman's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Sales

(Dollars in millions)	2025	2024	Change
Sales	$8,752	$9,382	(7)%
Volume / product mix effect			(6)%
Price effect			(1)%
Exchange rate effect			—%

Sales revenue decreased in 2025 compared to 2024 due to decreases across all operating segments except the AFP segment. Further discussion by operating segments is presented in "Summary of Operating Segment" in this MD&A.

Gross Profit

(Dollars in millions)	2025	2024	Change
Gross profit	$1,844	$2,290	(19)%
Costs of sales impact from restructuring activities	2	7
Gross profit excluding non-core items	$1,846	$2,297	(20)%

Gross profit in 2025 included inventory adjustments related to the decommissioning of certain assets at performance films facilities in North America. Gross profit in 2024 included inventory adjustments related to the closure of a solvent-based resins production line at an advanced interlayers facility in North America.

Excluding these non-core items, gross profit decreased in 2025 compared to 2024 due to lower sales volume and higher raw material and energy costs and lower selling prices. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

(Dollars in millions)	2025	2024	Change
Selling, general and administrative expenses	$658	$736	(11)%

Selling, general and administrative ("SG&A") expense decreased in 2025 compared to 2024 primarily as a result of cost reduction initiatives and lower variable compensation costs.

Research and Development Expenses

(Dollars in millions)	2025	2024	Change
Research and development expenses	$255	$250	2%

R&D expenses slightly increased in 2025 compared to 2024 primarily due to strategic investment in innovation.

Asset Impairments, Restructuring, and Other Charges, Net

(Dollars in millions)	2025	2024
Asset impairments	$33	$5
Severance charges	39	25
Restructuring and other charges	24	21
Total	$96	$51

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Components of Post-employment (Benefit) Cost, Net

(Dollars in millions)	2025	2024	Change
Other components of post-employment (benefit) cost, net	$(25)	$(72)	(65)%
Mark-to-market pension and other postretirement benefit gain (loss), net	6	54
Other components of post-employment (benefit) cost, net excluding non-core item	$(19)	$(18)	6%

For more information regarding "Other components of post-employment (benefit) cost, net" see Note 1, "Significant Accounting Policies", and Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other (Income) Charges, Net

(Dollars in millions)	2025	2024
Foreign exchange transaction losses (gains), net	$9	$11
(Income) loss from equity investments and other investment (gains) losses, net	1	—
Environmental and other costs	62	16
Other, net	12	20
Other (income) charges, net	$84	$47
Environmental and other costs	(62)	(16)
Other (income) charges, net excluding non-core items	$22	$31

Other (income) charges, net in 2025 and 2024 included environmental and other costs related to previously divested businesses, non-operational sites and product lines, and discontinued programs. Excluding these non-core items, Other (income) charges, net decreased in 2025 compared to 2024 primarily due to lower factoring fees and foreign exchange transaction losses. For more information regarding components of foreign exchange transaction losses, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Earnings Before Interest and Taxes

(Dollars in millions)	2025	2024	Change
EBIT	$776	$1,278	(39)%
Cost of sales impact from restructuring activities	2	7
Asset impairments, restructuring, and other charges, net	96	51
Mark-to-market pension and other postretirement benefit (gain) loss, net	(6)	(54)
Environmental and other costs	62	16
EBIT excluding non-core items	$930	$1,298	(28)%

For more information regarding items that impact EBIT, see "Overview", and items described above in "Results of Operations".

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Net Interest Expense

(Dollars in millions)	2025	2024	Change
Gross interest expense	$234	$233	—%
Less: Capitalized interest	15	17
Interest Expense	219	216
Less: Interest income	11	16
Net interest expense	$208	$200	4%

Net interest expense increased in 2025 compared to 2024 primarily as a result of lower interest income and lower capital expenditures.

Provision for Income Taxes

(Dollars in millions)	2025		2024
	$	%	$	%
Provision for income taxes and effective tax rate	$93	16%	$170	16%
Tax provision for non-core items (1)	34		1
Income tax related items (2)	(33)		(7)
Adjusted provision for income taxes and effective tax rate	$94	13%	$164	15%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Full year 2025 includes a benefit from releasing reserves related to prior tax law changes and charges related to the enactment of the One Big Beautiful Bill Act (the "Act") and unusual macroeconomic conditions impacting certain deferred tax assets in the U.S. Full year 2024 includes tax expense associated with a previously divested business.

Provision for income taxes and effective tax rate in 2025 and 2024 included the tax effect of non-core items and other income tax related items. Excluding these items, adjusted provision for income taxes decreased in 2025 compared to 2024 primarily as a result of changes in unrecognized tax benefits and the tax effect of decreased adjusted earnings, partially offset by foreign tax effects due to the Company's mix of earnings and effects of cross border tax laws, net of credits.

For more information, see Note 8, "Income Taxes", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	2025		2024
(Dollars in millions, except per share amounts)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$474	$4.10	$905	$7.67
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	1	0.01	5	0.04
Asset impairments, restructuring, and other charges, net	75	0.65	41	0.36
Mark-to-market pension and other postretirement benefit (gain) loss, net	(3)	(0.03)	(40)	(0.34)
Environmental and other costs	47	0.41	13	0.10
Unusual items:
Income tax related items	33	0.28	7	0.06
Adjusted net earnings and diluted earnings per share attributable to Eastman	$627	$5.42	$931	$7.89
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

Advanced Materials Segment
			Change
(Dollars in millions)	2025	2024	$	%

Sales	$2,880	$3,050	$(170)	(6)%
Volume / product mix effect			(137)	(4)%
Price effect			(36)	(2)%
Exchange rate effect			3	—%

Earnings before interest and taxes	$319	$442	$(123)	(28)%
Cost of sales impact from restructuring activities	2	4	(2)
Asset impairments, restructuring, and other charges, net	28	18	10
Earnings before interest and taxes excluding non-core items	349	464	(115)	(25)%
Sales revenue decreased in 2025 compared to 2024 primarily due to lower sales volume in the advanced interlayers and performance films product lines. Lower sales volume in the advanced interlayers product line was driven by weakness in the building and construction end market. Lower sales volume in the performance films product line was driven by weak consumer discretionary spending in the automotive end-market. Sales volume in the specialty plastics product line was relatively flat as growth from innovation offset a weak consumer durables end-market and impacts from tariff uncertainty.
EBIT in 2025 included inventory adjustments and asset impairments, restructuring, and other charges, net related to the decommissioning of certain assets at performance films facilities in North America and certain terminated capital projects within the performance films product line. EBIT in 2024 included inventory adjustments, and asset impairments, restructuring, and other charges, net related to the closure of a solvent-based resins production line. For more information regarding asset impairments, restructuring, and other charges, net, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT decreased in 2025 compared to 2024 due to $116 million lower sales volume and $9 million higher raw material and energy costs and lower selling prices. This was partially offset by cost reduction initiatives and lower SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment
			Change
(Dollars in millions)	2025	2024	$	%

Sales	$2,880	$2,862	$18	1%
Volume / product mix effect			(82)	(3)%
Price effect			82	3%
Exchange rate effect			18	1%

Earnings before interest and taxes	$512	$487	$25	5%
Cost of sales impact from restructuring activities	—	3	(3)
Asset impairments, restructuring, and other charges, net	4	—	4
Earnings before interest and taxes excluding non-core items	516	490	26	5%
Sales revenue remained relatively unchanged in 2025 compared to 2024 primarily due to higher selling prices offset by lower sales volume. Higher selling prices were driven by cost-pass-through contracts. Lower sales volume in the building and construction and automotive end-markets were partially offset by growth in the water treatment, medical and pharma, and electronics end-markets.
EBIT in 2025 included asset impairments, restructuring, and other charges, net related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. EBIT in 2024 included inventory adjustments related to the closure of a solvent-based resins production line. For more information see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT increased in 2025 compared to 2024 due to lower SG&A expenses and lower operating costs, partially offset by $19 million lower sales volume.

Chemical Intermediates Segment
			Change
(Dollars in millions)	2025	2024	$	%

Sales	$1,925	$2,134	$(209)	(10)%
Volume / product mix effect			(110)	(5)%
Price effect			(103)	(5)%
Exchange rate effect			4	—%

Earnings (loss) before interest and taxes	$(60)	$101	$(161)	(159)%
Asset impairments and restructuring, and other charges, net	9	—	9
Environmental and other costs	13	—	13
Earnings (loss) before interest and taxes excluding non-core items	(38)	101	(139)	(138)%
Sales revenue decreased in 2025 compared to 2024 due to lower sales volume, primarily in the building and construction and durables end markets, and lower selling prices primarily due to competitive pressure in Asia.
EBIT in 2025 included asset impairments, restructuring, and other charges, net related to the termination of certain capital projects and other costs related to the discontinuation of licensing programs in the Asia Pacific region. For more information see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding these non-core items, EBIT decreased in 2025 compared to 2024 primarily due to $121 million lower selling prices and higher raw material and energy costs and $27 million lower sales volume, partially offset by lower SG&A expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
(Dollars in millions)			Change
	2025	2024	$	%

Sales	$1,050	$1,318	$(268)	(20)%
Volume / product mix effect			(256)	(19)%
Price effect			(10)	(1)%
Exchange rate effect			(2)	—%

Earnings before interest and taxes	$283	$454	$(171)	(38)%
Asset impairments, restructuring, and other charges, net	2	—	2
Earnings before interest and taxes excluding non-core item	285	454	(169)	(37)%
Sales revenue decreased in 2025 compared to 2024 primarily due to lower sales volume in the acetate tow product line attributed to customer inventory destocking and industry capacity share adjustments, and lower textiles sales volume into Europe and Asia due to impacts of tariffs on demand.
EBIT in 2025 included asset impairments, restructuring, and other charges, net due to a loss on sale related to the 2022 closure of an acetate yarn manufacturing facility in Europe. For more information see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.
Excluding this non-core item, EBIT decreased in 2025 compared to 2024 primarily due to $129 million lower sales volume and $51 million higher raw material and energy costs and lower selling prices. These higher costs were partially offset by lower SG&A expenses.

Other
(Dollars in millions)	2025	2024
Sales	$17	$18

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(178)	$(208)
Asset impairments, restructuring, and other charges, net	(53)	(33)
Pension and other postretirement benefit plans income (expense), net not allocated to operating segments	14	62
Other income (charges), net not allocated to operating segments	(61)	(27)
Loss before interest and taxes	$(278)	$(206)
Asset impairments, restructuring, and other charges, net	53	33
Mark-to-market pension and other postretirement benefits (gain) loss, net	(6)	(54)
Environmental and other costs	49	16
Loss before interest and taxes excluding non-core items	(182)	(211)
Sales and costs related to growth initiatives, including the cellulosic biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other".

Loss before interest and taxes in 2025 and 2024 included severance charges related to corporate cost reduction initiatives; environmental and other costs related to previously divested businesses, non-operational sites and product lines, discontinued programs, and profitability improvement initiatives. For more information regarding Non-GAAP items, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SALES BY CUSTOMER LOCATION

	Sales Revenue
			Change
(Dollars in millions)	2025	2024	$	%
United States and Canada	$3,818	$3,937	$(119)	(3)%
Europe, Middle East, and Africa	2,304	2,571	(267)	(10)%
Asia Pacific	2,137	2,363	(226)	(10)%
Latin America	493	511	(18)	(4)%
Total	$8,752	$9,382	$(630)	(7)%
Sales revenue decreased 7 percent in 2025 compared to 2024. Lower sales revenue was due to lower sales volume and unfavorable product mix across all regions and operating segments, as well as lower selling prices in the Asia Pacific region.
See Note 20, "Segment and Regional Sales Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for segment sales revenues by customer location.

LIQUIDITY AND OTHER FINANCIAL INFORMATION

Cash Flows

The Company had cash and cash equivalents as follows:

(Dollars in millions)	December 31,
	2025	2024
Cash and cash equivalents	$566	$837

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

	For years ended December 31,
(Dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$970	$1,287
Investing activities	(462)	(534)
Financing activities	(797)	(454)
Effect of exchange rate changes on cash and cash equivalents	18	(10)
Net change in cash and cash equivalents	(271)	289
Cash and cash equivalents at beginning of period	837	548
Cash and cash equivalents at end of period	$566	$837

Cash provided by operating activities decreased $317 million primarily due to lower net earnings and higher variable compensation payout partially offset by lower working capital driven by inventory consumption in 2025 compared to build in 2024.

Cash used in investing activities decreased $72 million due to lower capital expenditure primarily for methanolysis plastic-to-plastic molecular recycling manufacturing facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash used in financing activities increased $343 million primarily due to lower proceeds from borrowings partially offset by lower repayment of borrowings and lower stock repurchases. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Working Capital Management

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with the Company's past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold in both 2025 and 2024 were $2.7 billion. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $346 million and $385 million of these receivables would have been outstanding as of December 31, 2025 and 2024, respectively, had they not been sold under these factoring programs.

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. The Company has a voluntary supplier finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. The Company also maintains a structured payables program that utilizes a payables processing arrangement with a financial institution to support the processing and settlement of freight and logistics invoices. See Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for additional information regarding both programs.

Debt and Other Commitments

Eastman has debt and other commitments for debt securities, credit facilities, interest payable, purchase obligations, operating leases, and other liabilities. A summary of the Company's debt and other commitment obligations as of December 31, 2025 for each of the next five years and beyond is included in Note 12, "Leases and Other Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

At December 31, 2025, Eastman's borrowings totaled $4.8 billion with various maturities. Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity. See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, for more information regarding total borrowings and related activity.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2031 and beyond" line item.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") in which borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. In December 2025, the Credit Facility was amended to remove the sustainability-linked pricing terms from the agreement. In February 2026, the Credit Facility was amended and restated to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through the fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remains unchanged. The Credit Facility provides available liquidity for general corporate purposes, and supports commercial paper borrowings. At December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.14% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at December 31, 2025. The total amount of available borrowings under the Credit Facility was $1.50 billion as of December 31, 2025. For additional information regarding financial covenants under the Credit Facility, see Section 5.03 of the Credit Facility filed as Exhibit 10.01 to the Company's 2025 Annual Report on Form 10-K.

See Note 9, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Net Debt

	December 31,	December 31,
(Dollars in millions)	2025	2024
Total borrowings	$4,787	$5,017
Less: Cash and cash equivalents	566	837
Net debt (1)	$4,221	$4,180

(1)Includes non-cash increase of $68 million in 2025 and non-cash decrease of $32 million in 2024 resulting from foreign currency exchange rates.

Capital Expenditures

Capital expenditures were $546 million and $599 million in 2025 and 2024, respectively. Capital expenditures in 2025 were primarily for the methanolysis plastic-to-plastic molecular recycling manufacturing facilities, other targeted growth initiatives, and site modernization projects.

The Company expects that 2026 capital spending will be approximately $400 million, primarily for maintenance capital and limited growth capital for projects already in progress.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had capital expenditures related to environmental protection and improvement of approximately $80 million and $70 million in 2025 and 2024, respectively. The Company does not currently expect near term environmental capital expenditures arising from requirements of environmental laws and regulations to materially impact the Company's planned level of annual capital expenditures for environmental control facilities.

Dividends and Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2025, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion.

During 2025, the Company repurchased 1,420,768 shares of common stock for $100 million. During 2024, the Company repurchased 3,001,409 shares of common stock for $300 million.

The Board of Directors has declared a cash dividend of $0.84 per share during the first quarter of 2026, payable on April 8, 2026 to stockholders of record on March 13, 2026. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

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

At December 31, 2025, the market risk associated with certain cash flows under these derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $41 million, with an additional $4 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

At December 31, 2025, a 10 percent fluctuation in the euro and Japanese yen currency rates would have had an impact of $259 million and $5 million, respectively, on the designated net investment values in the foreign subsidiaries. As a result of the designation of the euro-denominated borrowings and designated cross-currency interest rate swaps as hedges of the net investments, foreign currency translation gains and losses on the borrowings and designated cross-currency interest rate swaps are recorded as a component of the "Change in cumulative translation adjustment" within "Other comprehensive income (loss), net of tax" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in Part II, Item 8 of this Annual Report. Therefore, a foreign currency change in the designated investment values of the foreign subsidiaries will generally be offset by a foreign currency change in the carrying value of the euro-denominated borrowings or the foreign currency change in the designated cross-currency interest rate swaps.

Commodity Risk

The Company is exposed to fluctuations in market prices for certain of its raw materials and energy, as well as contract sales of certain commodity products. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, natural gas, paraxylene, ethylene, and benzene, as well as selling prices for ethylene, the Company enters into derivative transactions, from time to time, to hedge the cash flows related to certain sales and purchase transactions expected within a rolling three year period. At December 31, 2025, the market risk associated with these derivative contracts, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent and no corresponding change in the selling price of finished goods, was $4 million, with an additional $400 thousand of exposure at December 31, 2025 for each one percentage point move in closing price thereafter.

Interest Rate Risk

Eastman is exposed to interest rate risk primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors. The Company manages global interest rate exposure as part of regular operational and financing strategies. The Company had $150 million variable interest rate borrowings at December 31, 2025. Eastman may also enter into interest rate swaps, collars, or similar instruments with the objective of reducing interest rate volatility relating to the Company's borrowing costs. As of December 31, 2025, the Company did not have outstanding interest rate swaps.

For purposes of calculating the market risks associated with interest-rate-sensitive instruments, the Company uses a hypothetical 10 percent increase in interest rates. The corresponding market risk was $1 million as of December 31, 2025.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"). Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements include some amounts, as necessary, that are based on management's best estimates and judgments.

Eastman's accounting systems include internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner that is above reproach.

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

/s/ Mark J. Costa	/s/ William T. McLain, Jr.
Mark J. Costa	William T. McLain, Jr.
Chief Executive Officer	Executive Vice President and
Chief Financial Officer
February 13, 2026	February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Eastman Chemical Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial position of Eastman Chemical Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive income, and retained earnings and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessment for a Certain Reporting Unit in the Advanced Materials Segment

As described in Notes 1 and 5 to the consolidated financial statements, the Company's goodwill balance was $3,665 million as of December 31, 2025, and the goodwill associated with the Advanced Materials segment was $1,337 million of which a majority relates to a certain reporting unit in this segment. Management conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of goodwill of each reporting unit for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically a discounted cash flow model. As disclosed by management, key assumptions and estimates used in the Company's goodwill impairment testing included projections of revenues and earnings before interest and taxes (EBIT), the estimated weighted average cost of capital (WACC) and a projected long-term growth rate.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment for a certain reporting unit in the Advanced Materials segment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projections of revenue and EBIT, the estimated WACC, and the projected long-term growth rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of a certain reporting unit in the Advanced Materials segment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate for a certain reporting unit in the Advanced Materials segment; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projections of revenue and EBIT, the estimated WACC, and the projected long-term growth rate. Evaluating management’s assumptions related to projections of revenue and EBIT and the projected long-term growth rate involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the estimated WACC assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 13, 2026

We have served as the Company's auditor since 1993.

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2025	2024	2023
Sales	$8,752	$9,382	$9,210
Cost of sales	6,908	7,092	7,149
Gross profit	1,844	2,290	2,061
Selling, general and administrative expenses	658	736	727
Research and development expenses	255	250	239
Asset impairments, restructuring, and other charges, net	96	51	37
Other components of post-employment (benefit) cost, net	(25)	(72)	41
Other (income) charges, net	84	47	38
Gain on divested business	—	—	(323)
Earnings before interest and taxes	776	1,278	1,302
Net interest expense	208	200	215
Earnings before income taxes	568	1,078	1,087
Provision for income taxes	93	170	191
Net earnings	475	908	896
Less: Net earnings attributable to noncontrolling interest	1	3	2
Net earnings attributable to Eastman	$474	$905	$894

Basic earnings per share attributable to Eastman	$4.14	$7.75	$7.54
Diluted earnings per share attributable to Eastman	$4.10	$7.67	$7.49

Comprehensive Income
Net earnings including noncontrolling interest	$475	$908	$896
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	34	(20)	(67)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	157	—	—
Amortization of unrecognized prior service credits included in net periodic costs	(8)	(8)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	(44)	18	(27)
Reclassification adjustment for (gains) losses included in net income, net	15	15	1
Total other comprehensive income (loss), net of tax	154	5	(114)
Comprehensive income including noncontrolling interest	629	913	782
Less: Comprehensive income attributable to noncontrolling interest	1	3	2
Comprehensive income attributable to Eastman	$628	$910	$780
Retained Earnings
Retained earnings at beginning of period	$10,013	$9,490	$8,973
Net earnings attributable to Eastman	474	905	894
Cash dividends declared	(382)	(382)	(377)
Retained earnings at end of period	$10,105	$10,013	$9,490
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$566	$837
Trade receivables, net of allowance for credit losses	737	791
Miscellaneous receivables	262	381
Inventories	1,980	1,988
Other current assets	100	104
Total current assets	3,645	4,101
Properties
Properties and equipment at cost	14,507	13,985
Less: Accumulated depreciation	8,776	8,370
Net properties	5,731	5,615
Goodwill	3,665	3,632
Intangible assets, net of accumulated amortization	970	1,032
Other noncurrent assets	848	833
Total assets	$14,859	$15,213
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,066	$2,258
Borrowings due within one year	586	450
Total current liabilities	2,652	2,708
Long-term borrowings	4,201	4,567
Deferred income tax liabilities	669	533
Post-employment obligations	409	630
Other long-term liabilities	891	923
Total liabilities	8,822	9,361
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 223,938,047 and 223,588,347 on December 31, 2025 and 2024, respectively)	2	2
Additional paid-in capital	2,500	2,463
Retained earnings	10,105	10,013
Accumulated other comprehensive loss	(160)	(314)
	12,447	12,164
Less: Treasury stock at cost (109,891,531 and 108,470,763 shares on December 31, 2025 and 2024, respectively)	6,486	6,385
Total Eastman stockholders' equity	5,961	5,779
Noncontrolling interest	76	73
Total equity	6,037	5,852
Total liabilities and stockholders' equity	$14,859	$15,213
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Operating activities
Net earnings	$475	$908	$896
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	513	509	498
Mark-to-market pension and other postretirement benefit plans (gain) loss, net	(6)	(54)	53
Asset impairment charges	33	5	—
Gain on sale of assets	—	—	(15)
Gain on divested businesses	—	—	(323)
Provision for (benefit from) deferred income taxes	141	(52)	(102)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	61	28	126
(Increase) decrease in inventories	24	(344)	201
Increase (decrease) in trade payables	(76)	188	(190)
Pension and other postretirement contributions (in excess of) less than expenses	(60)	(51)	(66)
Variable compensation payments (in excess of) less than expenses	(22)	99	142
Other items, net	(113)	51	154
Net cash provided by operating activities	970	1,287	1,374
Investing activities
Additions to properties and equipment	(546)	(599)	(828)
Government incentives	21	9	—
Proceeds from sale of businesses	38	38	456
Acquisitions, net of cash acquired	—	—	(77)
Other items, net	25	18	17
Net cash used in investing activities	(462)	(534)	(432)
Financing activities
Net increase (decrease) in commercial paper and other borrowings	—	—	(326)
Proceeds from borrowings	246	1,237	796
Repayment of borrowings	(550)	(1,039)	(808)
Dividends paid to stockholders	(381)	(379)	(376)
Treasury stock purchases	(100)	(300)	(150)
Other items, net	(12)	27	(24)
Net cash used in financing activities	(797)	(454)	(888)
Effect of exchange rate changes on cash and cash equivalents	18	(10)	1
Net change in cash and cash equivalents	(271)	289	55
Cash and cash equivalents at beginning of period	837	548	493
Cash and cash equivalents at end of period	$566	$837	$548
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

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2023-05 Business Combination - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement: On January 1, 2025, Eastman adopted this update, which requires that a joint venture must initially measure all contributions received upon its formation at fair value, largely consistent with Topic 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. This ASU is applied prospectively for all newly formed joint venture entities with a formation date on or after January 1, 2025. The adoption did not have a material impact on the Company's financial statements and related disclosures.

ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: On January 1, 2025, Eastman adopted this update on a prospective basis, which modifies annual income tax disclosure requirements. The updated guidance mandates entities to provide more detailed information including specific categories in the income tax rate reconciliation, and the breakdown of income or loss from continuing operations before income tax expense or benefit, for both domestic and foreign. Additionally, entities must disclose income tax expense or benefit from continuing operations, categorized by federal, state, and foreign taxes. The guidance further requires disclosure of income tax payments to various jurisdictions. The adoption did not have a material impact on the financial statements. See Note 8, "Income Taxes" for related disclosures.

Accounting Standards Issued But Not Adopted as of December 31, 2025

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

ASU 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: The FASB issued this update in July 2025 to address the application of Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments provide a practical expedient permitting entities, when estimating expected credit losses for those balances, to assume that current conditions at the balance sheet date do not change over the remaining life of the asset. The ASU is effective for fiscal periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. The Company expects to elect the practical expedient upon adoption. Management does not expect the changes under the new standard will have a material impact on the Company's financial statements and related disclosures.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities: The FASB issued this update in December 2025, which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. The amendments, largely aligned with International Accounting Standards 20, IAS 20, Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"), require that a government grant not be recognized until it is probable the Company will comply with the conditions attached to the grant and that the grant will be received. The amendments further codify specific recognition approaches for asset-related grants and for income-related grants, with presentation as income or deducted from the related expense. The ASU is effective for fiscal periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. Management is currently evaluating the impact of the changes under the new standard on the Company's financial statements and related disclosures.

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

The timing of Eastman's customer billings does not always match the timing of revenue recognition. When the Company is entitled to bill a customer in advance of the recognition of revenue, a contract liability is recognized. When the Company is not entitled to bill a customer until a period after the related recognition of revenue, a contract asset is recognized. Contract assets represent the Company's right to consideration for the exchange of goods under a contract but which are not yet billable to a customer for consignment inventory or pursuant to certain shipping terms. Contract liabilities were $4 million and $15 million as of December 31, 2025 and 2024, respectively, and are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" in the Consolidated Statements of Financial Position. Contract assets were $66 million and $92 million as of December 31, 2025 and 2024, respectively, and are included as a component of "Miscellaneous receivables" in the Consolidated Statements of Financial Position.

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

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Eastman maintains allowances for estimated credit losses, which are developed at a market, country, and region level based on risk of collection as well as current and forecasted economic conditions. The Company calculates the allowance based on an assessment of the risk when the accounts receivable is recognized. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Allowance for credit losses were $14 million and $15 million as of December 31, 2025 and 2024, respectively. The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. The testing of goodwill is performed at the "reporting unit" level which the Company has determined to be its "components". Components are defined as an operating segment or one level below an operating segment, and in order to be a reporting unit, the component must (1) be a "business" as defined by applicable accounting standards (an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to the investors or other owners, members, or participants); (2) have discrete financial information available; and (3) be reviewed regularly by Company operating segment management. The Company aggregates certain components into reporting units based on economic similarities. An impairment is recognized when the reporting unit's estimated fair value is less than its carrying value. The Company may use a qualitative analysis or a quantitative analysis in testing the carrying value of goodwill of each reporting unit for impairment. When the quantitative analysis is used, the Company uses an income approach, specifically a discounted cash flow model.

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

For additional information, see Note 14, "Legal Matters".

Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amount of receivables sold in 2025 and 2024 were $2.7 billion and $2.7 billion, respectively.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance the timing of working capital and cash flows. As part of its supplier financing programs, suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, and the range of payment terms Eastman negotiates with suppliers is consistent regardless of whether a supplier participates in the program. Either Eastman or a participating financial institution may terminate a supplier finance program upon 90 days' notice. Within these programs, the Company maintains a structured payables program that utilizes a payables processing arrangement with a financial institution to support the processing and settlement of freight and logistics invoices, whereby the financial institution remits payments to certain freight service providers based on invoices approved by the Company, and the Company reimburses the financial institution. There are no fees for participation in these programs; however, the Company pays fixed per‑transaction fees for the invoice processing and payment services for the structured payables program.

Confirmed obligations in these programs of $110 million and $56 million at December 31, 2025 and 2024, respectively, are included in "Payables and other current liabilities" on the Consolidated Statements of Financial Position. The following table presents a rollforward of obligations confirmed as valid through these programs for the year ended December 31, 2025:

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	Confirmed obligations
Confirmed obligations outstanding at December 31, 2023	$69
Invoices confirmed during 2024	418
Confirmed invoices paid during 2024	(431)
Confirmed obligations outstanding at December 31, 2024	56
Invoices confirmed during 2025	424
Confirmed invoices paid during 2025	(370)
Confirmed obligations outstanding at December 31, 2025	$110

Government Grants

In the absence of explicit GAAP guidance on contributions received from government agencies, the Company applied by analogy the recognition and measurement guidance under IAS 20. The Company recognizes grants once it is probable that both of the following conditions will be met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. Government grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset's cost basis, which reduces future depreciation expense. Proceeds received from asset-based grants are presented as cash inflows from investing activities on the Consolidated Statements of Cash Flows.

In 2024, the Company entered into a Cooperative Agreement ("the DOE grant") with the United States Department of Energy's ("DOE") Office of Clean Energy Demonstrations ("OCED") whereby certain costs incurred by the Company are reimbursed by the DOE. During the year ended December 31, 2024, pursuant to the DOE grant, the Company requested $11 million in reimbursements from the DOE, of which $9 million was received by the Company during 2024. The funds received reduced the carrying amount of certain fixed assets associated with the Company's Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas (the "Project"), which were included in properties and equipment at December 31, 2024. The reduced carrying amount of the impacted assets is recognized in profit or loss over the life of the depreciable assets through reduced depreciation expense.

On May 29, 2025, the DOE terminated an award related to the Project. The Company continues to record reimbursements for amounts incurred prior to the date of the award termination and for which the Company is contractually entitled to under an assistance agreement with the DOE. The Company requested $21 million in reimbursements related to activity prior to the date of the award termination and has received $21 million in reimbursements from the DOE during the year. While waiting for a decision on reinstatement of the award, the Company is actively evaluating the impact of the termination on the project’s scope, timeline, and carrying values of associated assets. The Company has prepared a settlement proposal in the event reinstatement is not obtained.

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

The total consideration, after post-closing adjustments, was $498 million. The divestiture resulted in a $323 million gain.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The major classes of divested assets and liabilities as of the date of the divestiture were as follows:

(Dollars in millions)
Assets divested
Trade receivables, net of allowance for doubtful accounts	$12
Inventories	7
Other assets	17
Properties, net of accumulated depreciation	103
Goodwill	67
Intangible assets, net of accumulated amortization	3
Assets divested	209
Liabilities divested
Payables and other current liabilities	10
Other liabilities	24
Liabilities divested	34
Disposal group, net	$175

3.INVENTORIES

	December 31,
(Dollars in millions)	2025	2024

Finished goods	$1,361	$1,321
Work in process	300	305
Raw materials and supplies	657	737
Total inventories at FIFO or average cost	2,318	2,363
Less: LIFO reserve	338	375
Total inventories	$1,980	$1,988

Inventories valued on the LIFO method were approximately 55 percent and 50 percent of total inventories at both December 31, 2025 and 2024, respectively. In 2025, an immaterial decrement was recognized due to inventory reduction actions, resulting in an increase to "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a decrease to "Inventories" in the Consolidated Statements of Financial Position.

4.PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2025	2024
Properties
Land	$111	$111
Buildings	1,573	1,531
Machinery and equipment	12,022	11,566
Construction in progress	801	777
Properties and equipment at cost	$14,507	$13,985
Less: Accumulated depreciation	8,776	8,370
Net properties	$5,731	$5,615

Depreciation expense was $425 million, $419 million, and $405 million for 2025, 2024, and 2023, respectively.

Cumulative construction-period interest of $134 million and $117 million, reduced by accumulated depreciation of $57 million and $51 million, is included in net properties at December 31, 2025 and 2024, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Eastman capitalized $15 million, $17 million, and $18 million of interest in 2025, 2024, and 2023, respectively.

5.GOODWILL AND OTHER INTANGIBLE ASSETS

Below is a summary of the change in goodwill during 2025 and 2024.

(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Other	Total
Balance at December 31, 2023	$1,330	$2,182	$124	$10	$3,646
Acquisition (1)	4	—	—	—	4
Currency translation and other adjustments	(3)	(10)	(5)	—	(18)
Balance at December 31, 2024	$1,331	$2,172	$119	$10	$3,632
Currency translation and other adjustments	6	19	8	—	33
Balance at December 31, 2025	$1,337	$2,191	$127	$10	$3,665
(1)Measurement period adjustments related to prior year acquisition.

The reported balance of goodwill included accumulated impairment losses of $106 million, $12 million, and $14 million in the Additives & Functional Products ("AFP") segment, Chemical Intermediates ("CI") segment, and other segments, respectively, at both December 31, 2025 and 2024.

The carrying amounts of intangible assets follow:

				December 31, 2025			December 31, 2024
(Dollars in millions)	Estimated Useful Life in Years			Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	10	-	25	$1,125	$691	$434	$1,141	$649	$492
Technology	10	-	20	529	399	130	519	378	141
Other	16	-	37	95	40	55	86	36	50

Indefinite-lived intangible assets:
Tradenames				351	—	351	349	—	349
Total identified intangible assets				$2,100	$1,130	$970	$2,095	$1,063	$1,032

Amortization expense of definite-lived intangible assets was $79 million, $82 million, and $86 million for 2025, 2024, and 2023, respectively. Estimated amortization expense for future periods is $78 million in 2026, $71 million in 2027, $67 million in 2028, $62 million in 2029, and $59 million in 2030.

6.EQUITY INVESTMENTS

Eastman owns a 50 percent or less interest in joint ventures which are accounted for under the equity method. As of December 31, 2025 and 2024, the Company owns a 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China. CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles, and other end-use products. The Company also owns a 45 percent interest in a joint venture with China National Tobacco Corporation that manufactures acetate tow in Hefei, China. These equity investments also include a 40 percent interest in a joint venture facility in Kingsport, Tennessee that manufactures acetylated wood. At December 31, 2025 and 2024, the Company's total equity investments were $110 million and $114 million, respectively, included in "Other noncurrent assets" in the Consolidated Statements of Financial Position.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
7.PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2025	2024
Trade creditors	$1,211	$1,309
Accrued payrolls, vacation, and variable-incentive compensation	171	231
Accrued taxes	232	290
Other	452	428
Total payables and other current liabilities	$2,066	$2,258

The "Other" above consists primarily of accruals for dividends payable to shareholders, post-employment obligations, interest payable, the current portion of operating lease liabilities, hedging liabilities, and miscellaneous accruals.

8.INCOME TAXES

Components of earnings before income taxes and the provision for U.S. and other income taxes from operations follow:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Earnings before income taxes
United States	$(24)	$147	$357
Outside the United States	592	931	730
Total	$568	$1,078	$1,087
Provision for income taxes
United States Federal
Current	$(146)	$36	$133
Deferred	77	(80)	(39)
Outside the United States
Current	113	176	153
Deferred	8	41	(35)
State
Current	(15)	10	7
Deferred	56	(13)	(28)
Total	$93	$170	$191

The following represents the deferred tax (benefit) charge recorded as a component of "Accumulated other comprehensive income (loss)" ("AOCI") in the Consolidated Statements of Financial Position:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Cumulative translation adjustment	$(43)	$19	$11
Defined benefit pension and other postretirement benefit plans	48	(3)	(6)
Derivatives and hedging	(10)	11	(9)
Total	$(5)	$27	$(4)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Earnings before income taxes	$93	$170	$191
Other comprehensive income	(5)	27	(4)
Total	$88	$197	$187

Differences between the provision for income taxes and income taxes computed using the U.S. Federal statutory income tax rate follow:

		For years ended December 31,
(Dollars in millions)		2025		2024	2023
		$	%
Amount computed using the statutory rate		$119	21%	$226	$228
State and local tax effects, net of federal benefit (1)		62	11%	(21)	(26)
Foreign tax effects				(31)	(78)
Barbados	Effects of rates different than statutory	(6)	(1)%
	Other	3	—%
Belgium	Effects of rates different than statutory	3	—%
	Income subject to cross border tax	(12)	(2)%
	Other	5	1%
Luxembourg	Effects of rates different than statutory	7	1%
	Changes in valuation allowance	8	1%
	Foreign currency	11	2%
	Interest	14	2%
	OECD Pillar Two taxes	22	4%
	Other	3	—%
Netherlands	Interest	23	4%
	Other	(3)	—%
Singapore	Changes in valuation allowance	(12)	(2)%
	Other	(2)	—%
Switzerland	Effects of rates different than statutory	(45)	(8)%
	Other	9	2%
Other Foreign Jurisdictions		6	1%
Effects of cross border tax laws, net of credits				(5)	22
Net controlled foreign corporation tested income		15	3%
Subpart F income		17	3%
Foreign entities checked into the U.S.		(10)	(2)%
Tax credits		(39)	(7)%	(64)	(81)
Changes in valuation allowances		32	6%
Nontaxable or nondeductible items
Interest		7	1%
Changes in unrecognized tax benefits		(141)	(25)%	40	105
Divestitures		—	—%	7	14
Other		(3)	—%	18	7
Provision for income taxes		$93		$170	$191
Effective income tax rate			16%	16%	18%
(1)Tennessee makes up the majority of the state tax effect.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2025 provision for income taxes includes decreases related to changes in unrecognized tax benefits and tax credits, offset by an increase related to foreign tax effects due to the Company's mix of earnings.

The 2024 provision for income taxes includes decreases related to tax credits and foreign tax effects due to the Company's mix of earnings, offset by increases related to changes in unrecognized tax benefits.

The 2023 provision for income taxes includes decreases related to tax credits and foreign tax effects due to the Company's mix of earnings, offset by an increase related to changes in unrecognized tax benefits.

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2025	2024
Deferred tax assets
Post-employment obligations	$67	$132
Net operating loss carryforwards	650	657
Tax credit carryforwards	360	313
Environmental contingencies	75	68
Capitalized research and development expenses	386	421
Other	224	198
Total deferred tax assets	1,762	1,789
Less: Valuation allowance	731	686
Deferred tax assets less valuation allowance	$1,031	$1,103
Deferred tax liabilities
Property, plant, and equipment	$(1,008)	$(961)
Intangible assets	(240)	(251)
Deferred gain	(166)	(166)
Other	(155)	(149)
Total deferred tax liabilities	$(1,569)	$(1,527)
Net deferred tax liabilities	$(538)	$(424)
As recorded in the Consolidated Statements of Financial Position:
Other noncurrent assets	$131	$109
Deferred income tax liabilities	(669)	(533)
Net deferred tax liabilities	$(538)	$(424)

At December 31, 2025, foreign net operating loss carryforwards totaled $2.5 billion. Of this amount, $800 million will expire in 1 to 20 years and $1.7 billion of the carryforwards have no expiration date. A valuation allowance of approximately $524 million has been provided against foreign net operating loss carryforwards and other foreign deferred income tax balances.

At December 31, 2025, there were no federal net operating loss carryforwards available to offset future taxable income. At December 31, 2025, foreign tax credit carryforwards of approximately $136 million were available to reduce possible future U.S. income taxes, which expire from 2029 to 2036. A partial valuation allowance of $135 million has been established for foreign tax credit carryforwards as of December 31, 2025.

At December 31, 2025, a partial valuation allowance of $47 million has been provided against state tax credits that the Company may not be able to utilize. A partial valuation allowance of $23 million has been established for the Solutia, Inc. ("Solutia") state net operating loss carryforwards.

Valuation allowances will be retained until there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets will be realized, or the related statute expires.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
All foreign earnings, with the exception of short-term liquid assets on certain foreign subsidiaries, including basis differences, continue to be considered indefinitely reinvested. The Company has not determined the deferred tax liability associated with these unremitted earnings and basis differences, as such determination is not practicable.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2025	2024
Miscellaneous receivables	$68	$73

Payables and other current liabilities	$190	$229
Other long-term liabilities	162	302
Total income taxes payable	$352	$531

Cash paid (net of refunds) for income taxes:

December 31,
(Dollars in millions)	2025
United States	$23
Outside the United States	131
States	5
Total income taxes paid (net of refunds)	$159

Cash paid (net of refunds) for income taxes:

December 31,
(Dollars in millions)	2025
Barbados	$11
Belgium	20
China	16
Mexico	10
Malaysia	16
Netherlands	25
Singapore	9
United States	23
All other	29
Total income taxes paid (net of refunds)	$159

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)	2025	2024	2023
Balance at January 1	$321	$320	$235
Adjustments based on tax positions related to current year	13	27	33
Adjustments based on tax positions related to prior years	(123)	3	68
Lapse of statute of limitations	(15)	(6)	(9)
Settlements	(13)	(23)	(7)
Balance at December 31 (1)	$183	$321	$320
(1)All of the unrecognized tax benefits as of December 31, 2025, would, if recognized, impact the Company's effective tax rate.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amounts of accrued interest related to unrecognized tax positions is as follows:

(Dollars in millions)	2025	2024	2023
Balance at January 1	$55	$39	$22
Expense for interest, net of tax	10	18	17
Income for interest, net of tax	(39)	(2)	—
Balance at December 31	$26	$55	$39

Accrued penalties related to unrecognized tax positions were immaterial as of December 31, 2025, 2024, and 2023.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.BORROWINGS

	December 31,
(Dollars in millions)	2025	2024
Borrowings consisted of:
3.80% notes due March 2025	$—	$450
1.875% notes due November 2026 (1)	586	518
7.60% debentures due February 2027	196	196
4.5% notes due December 2028	497	496
5.0% notes due August 2029	743	495
5.75% notes due March 2033 (2)	496	496
5.625% notes due February 2034	744	743
4.8% notes due September 2042	495	495
4.65% notes due October 2044	880	878
2027 Term Loan	150	250
Total borrowings	4,787	5,017
Less: Borrowings due within one year	586	450
Long-term borrowings	$4,201	$4,567

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

In 2025, the Company issued an additional $250 million aggregate principal amount of the 5.0% notes due August 2029 in a registered public offering (the "2029 Notes"), which was originally issued in August 2024, resulting in an aggregate principal amount of $750 million. The net proceeds from the 2025 issuance were $246 million. In 2025, the Company also repaid the $450 million 3.80% notes due March 2025. There were no debt extinguishment costs associated with the repayment of this debt. All proceeds from the issued notes and the redemption of the 3.80% notes are reported under financing activities on the Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility"), in which borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In December 2025, the Credit Facility was amended to remove the sustainability-linked pricing terms from the agreement. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through the fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remain unchanged. At December 31, 2025 and 2024, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In 2025, the Company repaid $100 million of the remaining $250 million five-year term loan (the "2027 Term Loan"). There were no extinguishment costs associated with the partial repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 and $250 million at December 31, 2024, with variable interest rates of 5.14% and 5.58%, respectively. The 2027 Term Loan is subject to interest at a spread above quoted market rates.

The Credit Facility and the 2027 Term Loan contain customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both December 31, 2025 and 2024.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at December 31, 2025 and 2024 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies". The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value for the Company's other borrowings under the Term Loan equals the carrying value and is classified as Level 2. At December 31, 2025 and 2024, the fair value of total borrowings was $4.7 billion and $4.9 billion, respectively. The Company had no borrowings classified as Level 1 or Level 3 as of December 31, 2025 and 2024.

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

In 2024, the Company de-designated and monetized certain forward cash flow hedges. The resulting unrealized gain of $13 million was recorded in AOCI and was primarily recognized in earnings in 2025 as the underlying forecasted transactions impacted earnings.

Commodity Hedging

Certain raw material and energy sources used by Eastman, as well as sales of certain commodity products by the Company, are subject to price volatility caused by weather, supply and demand conditions, economic variables, and other unpredictable factors. This volatility is primarily related to the market pricing of benzene, ethane, ethylene, natural gas, paraxylene, and propane. In order to mitigate expected fluctuations in market prices, from time to time, the Company enters into option and forward contracts and designates these contracts as cash flow hedges. The Company currently hedges commodity price risks using derivative financial instrument transactions within a rolling three year period. The Company weights its hedge portfolio more heavily in the first year with declining coverage over the remaining periods.

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

In 2024, the Company settled $75 million notional amount designated as an interest rate swap on the 3.80% notes due March 2025, resulting in an immaterial cash loss which is included as part of operating activities in the Consolidated Statements of Cash Flows.

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

In 2025, the Company entered into fixed-to-fixed cross-currency swaps of $50 million (¥7.9 billion) maturing December 2028, $50 million (€48 million) maturing December 2028, $250 million (€226 million) maturing August 2029, and $250 million (€226 million) maturing February 2034.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, in 2025, Eastman voluntarily terminated and reentered into fixed-to-fixed cross-currency swaps of $245 million (€229 million terminated; €236 million reentered) maturing December 2028, and $300 million (€282 million terminated; €290 million reentered) maturing March 2033. The Company also voluntarily terminated fixed-to-fixed cross-currency swaps of $50 million (¥7.4 billion) maturing March 2025, and $375 million (€351 million) maturing March 2025. The termination of cross-currency swaps in 2025 resulted in a $2 million loss recognized in CTA. The related cash flows were classified as investing activities in the Consolidated Statements of Cash Flows.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at December 31, 2025 and 2024 associated with Eastman's hedging programs.

Notional Outstanding	December 31, 2025	December 31, 2024

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€357	€428
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	9	10

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,707	€1,543
JPY/USD (in JPY)	¥7,885	¥7,385

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€499	€499

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from, or corroborated by, observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of December 31, 2025 or December 31, 2024. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during the years ended December 31, 2025 or 2024.

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

The Company presents derivative contracts on a gross basis within the Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Consolidated Statements of Financial Position as of December 31, 2025 and 2024.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Location	December 31, 2025 Level 2	December 31, 2024 Level 2
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$1	$6
Foreign exchange contracts	Other noncurrent assets	—	3

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	—	19
Cross-currency interest rate swaps	Other noncurrent assets	1	69
Total Derivative Assets		$2	$97

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$7	$4
Foreign exchange contracts	Payables and other current liabilities	19	—
Foreign exchange contracts	Other long-term liabilities	2	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Payables and other current liabilities	—	4
Cross-currency interest rate swaps	Other long-term liabilities	136	54
Total Derivative Liabilities		$164	$62
Total Net Derivative Assets (Liabilities)		$(162)	$35

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In addition to the fair value associated with derivative instruments designated as cash flow hedges and net investment hedges noted in the table above, the Company had a carrying value of $586 million and $518 million associated with non-derivative instruments designated as foreign currency net investment hedges as of December 31, 2025 and 2024, respectively. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" and "Long-term borrowings" within the Consolidated Statements of Financial Position.

The following table presents the effect of the Company's hedging instruments on Other comprehensive income (loss), net of tax ("OCI") and financial performance for the twelve months ended December 31, 2025, 2024, and 2023:

(Dollars in millions)	Change in amount of after tax gain/(loss) recognized in OCI on Derivatives			Pre-tax amount of gain/(loss) reclassified from AOCI into income
	December 31,			December 31,
Hedging Relationships	2025	2024	2023	2025	2024	2023
Derivatives in cash flow hedging relationships:
Commodity contracts	$(2)	$11	$(14)	$(5)	$(25)	$(10)
Foreign exchange contracts	(30)	20	(14)	(11)	8	12
Forward starting interest rate and treasury lock swap contracts	3	2	2	(4)	(3)	(3)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	(67)	33	(30)	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	(239)	107	(32)	—	—	—
Cross-currency interest rate swaps excluded component	73	(26)	(42)	—	—	—

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for 2025, 2024, and 2023.

Location and Amount of Gain or (Loss) Recognized in Earnings on Fair Value and Cash Flow Hedging Relationships
	Twelve Months
	2025			2024			2023
(Dollars in millions)	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense	Sales	Cost of Sales	Net interest expense
Total amounts of income and expense line items presented in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized

	$8,752	$6,908	$208	$9,382	$7,092	$200	$9,210	$7,149	$215

The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships:
Interest contracts (fixed-for-floating interest rate swaps):
Hedged items			—			4			3
Derivatives designated as hedging instruments			—			(4)			(3)
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(4)			(3)			(3)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(5)			(25)			(10)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(11)			8			12

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in the line item "Other (income) charges, net" of the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. The Company recognized a net gain of $11 million in 2025, a net gain of $1 million in 2024, and net loss of $5 million in 2023 on these derivatives.

Pre-tax monetized positions and MTM gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in AOCI included losses of $119 million at December 31, 2025 and gains of $154 million at December 31, 2024. The change in AOCI in 2025 compared to 2024 is primarily a result of an increase in foreign currency exchange rates, particularly the euro. If realized, approximately $26 million in pre-tax losses will be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.RETIREMENT PLANS

As described below, Eastman offers various postretirement benefits to its employees.

Defined Contribution Plans

Eastman sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), under Section 401(a) of the Internal Revenue Code. Eastman made a contribution in February 2026 to the EIP/ESOP for substantially all U.S. employees equal to 5 percent of their eligible compensation for the 2025 plan year. Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,813,962; 1,865,375; and 1,899,512 shares as of December 31, 2025, 2024, and 2023, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share ("EPS").

In 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $83 million, $81 million, and $79 million for 2025, 2024, and 2023, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Below is a summary balance sheet of the change in benefit obligation and plan assets during 2025 and 2024, the funded status of the plans and amounts recognized in the Consolidated Statements of Financial Position.

Summary of Changes

	Pension Plans				Postretirement Benefit Plans
	2025		2024		2025	2024
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,385	$592	$1,468	$661	$446	$480
Service cost	19	7	21	9	$—	$—
Interest cost	71	26	73	24	$20	$24
Actuarial loss (gain)	47	(43)	(29)	(55)	$31	$(17)
Plan amendments and other	—	—	—	—	$(208)	$—
Plan participants' contributions	—	1	—	1	$1	$2
Effect of currency exchange	—	61	—	(25)	$—	$—
Benefits paid	(162)	(25)	(148)	(23)	(43)	(43)
Benefit obligation, end of year	$1,360	$619	$1,385	$592	$247	$446
Change in plan assets:
Fair value of plan assets, beginning of year	$1,266	$624	$1,348	$639	$101	$104
Actual return on plan assets	166	(8)	62	16	13	$3
Effect of currency exchange	—	65	—	(26)	—	$—
Company contributions	5	17	4	17	36	$35
Reserve for third party contributions	—	—	—	—	(5)	$—
Plan participants' contributions	—	1	—	1	1	$2
Benefits paid	(162)	(25)	(148)	(23)	(43)	$(43)
Fair value of plan assets, end of year	$1,275	$674	$1,266	$624	$103	$101
Funded status at end of year	$(85)	$55	$(119)	$32	$(144)	$(345)
Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent assets	$—	$81	$—	$58	$63	$57
Current liabilities	(2)	—	(4)	—	(26)	(36)
Post-employment obligations	(83)	(26)	(115)	(26)	(181)	(366)
Net amount recognized, end of year	$(85)	$55	$(119)	$32	$(144)	$(345)
Accumulated benefit obligation	$1,295	$594	$1,324	$569
Amounts recognized in accumulated other comprehensive income consist of:
Prior service (credit) cost	$—	$(4)	$—	$(5)	$(198)	$—

Actuarial losses in the projected benefit obligations for 2025 were primarily due to lower discount rates. Actuarial gains in the projected benefit obligations for 2024 were primarily due to higher discount rates.

In fourth quarter 2025, the Company amended a U.S. other postretirement benefit plan which triggered a remeasurement of the plan's obligations. The remeasurement resulted in a reduction to the accumulated postretirement benefit obligation of $208 million, which will be amortized primarily over 5 years as a prior service credit from AOCI.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Information for pension plans with projected benefit obligations in excess of plan assets:

(Dollars in millions)	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Projected benefit obligation	$1,360	$85	$1,385	$79
Fair value of plan assets	1,275	59	1,266	53

Information for pension plans with accumulated benefit obligations in excess of plan assets:

(Dollars in millions)	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Accumulated benefit obligation	$32	$38	$1,324	$55
Fair value of plan assets	—	23	1,266	40

Postretirement benefit plans with accumulated benefit obligations in excess of plan assets are $207 million and $402 million at December 31, 2025 and 2024, respectively. The plans have no assets.

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

	Pension Plans						Postretirement Benefit Plans
	2025		2024		2023		2025	2024	2023
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Components of net periodic benefit (credit) cost:
Service cost	$19	$7	$21	$9	$23	$7	$—	$—	$—
Interest cost	71	26	73	24	77	26	20	24	26
Expected return on plan assets	(89)	(31)	(95)	(28)	(88)	(22)	(5)	(5)	(4)
Amortization of:
Prior service (credit) cost	—	(1)	—	(1)	—	—	(10)	(10)	(27)
Mark-to-market pension and other postretirement benefits loss (gain), net	(30)	(4)	4	(43)	49	18	28	(15)	(14)
Net periodic benefit (credit) cost	$(29)	$(3)	$3	$(39)	$61	$29	$33	$(6)	$(19)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year prior service credit (cost)	$—	$—	$—	$—	$—	$—	$208	$—	$—
Amortization of:
Prior service (credit) cost	—	(1)	—	(1)	—	—	(10)	(10)	(27)
Total	$—	$(1)	$—	$(1)	$—	$—	$198	$(10)	$(27)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assumptions

The assumptions used to develop the projected benefit obligation for Eastman's significant U.S. and non-U.S. defined benefit pension plans and U.S. postretirement benefit plans are provided in the following tables.

	Pension Plans						Postretirement Benefit Plans
	2025		2024		2023		2025	2024	2023
Weighted-average assumptions used to determine benefit obligations for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.26%	4.81%	5.64%	4.40%	5.22%	3.83%	5.13%	5.60%	5.21%
Interest crediting rate	5.43%	N/A	5.44%	N/A	5.46%	N/A	N/A	N/A	N/A
Rate of compensation increase	3.00%	3.04%	3.00%	3.04%	3.00%	3.04%	N/A	N/A	N/A
Health care cost trend
Initial							6.50%	6.25%	6.50%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2032	2030	2030

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.64%	4.40%	5.22%	3.83%	5.58%	4.27%	5.60%	5.21%	5.55%
Discount rate for service cost	5.64%	3.70%	5.22%	3.38%	5.59%	3.95%	N/A	N/A	N/A
Discount rate for interest cost	5.35%	4.40%	5.15%	3.83%	5.46%	4.27%	5.25%	5.16%	5.43%
Expected return on assets	7.50%	4.90%	7.50%	4.74%	6.62%	3.86%	4.50%	4.50%	3.50%
Rate of compensation increase	3.00%	3.04%	3.00%	3.04%	3.00%	3.04%	N/A	N/A	N/A
Interest crediting rate	5.44%	N/A	5.46%	N/A	5.48%	N/A	N/A	N/A	N/A
Health care cost trend
Initial							6.25%	6.50%	6.00%
Decreasing to ultimate trend of							5.00%	5.00%	5.00%
in year							2030	2030	2030

The Company calculates service and interest cost components of net periodic benefit costs for its significant defined benefit pension and other postretirement benefit plans by applying the specific spot rates along the yield curve to the plans' projected cash flows.

The fair value of plan assets for the U.S. pension plans at both December 31, 2025 and 2024 was $1.3 billion, while the fair value of plan assets at December 31, 2025 and 2024 for non-U.S. pension plans was $674 million and $624 million, respectively. At both December 31, 2025 and 2024, the expected weighted-average long-term rate of return on U.S. pension plans assets was 7.50 percent. The expected weighted-average long-term rate of return on non-U.S. pension plan assets was 5.13 percent and 5.01 percent at December 31, 2025 and 2024, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets

The following tables reflect the fair value of the defined benefit pension plans assets.

(Dollars in millions)			Fair Value Measurements at December 31, 2025
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$29	$65	$29	$65	$—	$—	$—	$—
Public Equity - United States (2)	6	—	6	—	—	—	—	—
Other Investments (3)	—	54	—	—	—	—	—	54
Total Assets at Fair Value	$35	$119	$35	$65	$—	$—	$—	$54
Investments Measured at Net Asset Value (4)	1,240	555
Total Assets	$1,275	$674

(Dollars in millions)			Fair Value Measurements at December 31, 2024
Description	Total Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Pension Assets:	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Cash and Cash Equivalents (1)	$18	$40	$18	$40	$—	$—	$—	$—
Public Equity - United States (2)	6	—	6	—	—	—	—	—
Other Investments (3)	—	49	—	—	—	—	—	49
Total Assets at Fair Value	$24	$89	$24	$40	$—	$—	$—	$49
Investments Measured at Net Asset Value (4)	1,242	535
Total Assets	$1,266	$624
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

(Dollars in millions)		Fair Value Measurements at December 31, 2025
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Cash and Cash Equivalents (1)	$1	$1	$—	$—
Debt (2):
Fixed Income (U.S.)	65	$—	$65	$—
Fixed Income (Non-U.S.)	22	—	22	—
Total	$88	$1	$87	$—

(Dollars in millions)		Fair Value Measurements at December 31, 2024
Description	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Postretirement Benefit Plan Assets:
Debt (2):
Fixed Income (U.S.)	$64	$—	$64	$—
Fixed Income (Non-U.S.)	22	—	22	—
Total	$86	$—	$86	$—
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

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Other Investments(1)
(Dollars in millions)	Non-U.S. Pension Plans
Balance at December 31, 2023	$51
Unrealized gains	(3)
Purchases, issuances, sales, and settlements	1
Balance at December 31, 2024	49
Unrealized gains	5
Balance at December 31, 2025	$54
(1)Primarily consists of insurance contracts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table reflects the target allocation for the Company's U.S. and non-U.S. pension and postretirement benefit plans assets for 2026 and the asset allocation at December 31, 2025 and 2024, by asset category.

	U.S. Pension Plans			Non-U.S. Pension Plans			Postretirement Benefit Plan
	2026 Target Allocation	Plan Assets at December 31, 2025	Plan Assets at December 31, 2024	2026 Target Allocation	Plan Assets at December 31, 2025	Plan Assets at December 31, 2024	2026 Target Allocation	Plan Assets at December 31, 2025	Plan Assets at December 31, 2024
Asset category
Equity securities	38%	41%	42%	27%	23%	23%	—%	—%	—%
Debt securities	36%	41%	37%	59%	60%	60%	100%	100%	100%
Real estate	8%	6%	6%	4%	4%	4%	—%	—%	—%
Other investments (1)	18%	12%	15%	10%	13%	13%	—%	—%	—%
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%
(1)U.S. primarily consists of private equity, private debt, and natural resource and energy related limited partnership investments. Non-U.S. primarily consists of annuity contracts and alternative investments.

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

The Company made no contributions to its U.S. defined benefit pension plans in 2025 or 2024. For 2026 calendar year, there are no minimum required cash contributions for the U.S. defined benefit pension plans under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.

Benefit payments are made using a combination of plan assets and cash payments. Most of the Company's pension plans have plan assets that predominately cover pension benefit obligations. The estimated future benefit payments, reflecting expected future service, as appropriate, are as follows:

	Pension Plans		Postretirement Benefit Plans
(Dollars in millions)	U.S.	Non-U.S.
2026	$134	$28	$32
2027	134	32	32
2028	131	32	32
2029	126	34	31
2030	127	35	28
2031-2034	572	197	74

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

The Company has operating leases, as a lessee, with customary terms that do not include: significant variable lease payments; significant reasonably certain extensions or options required to be included in the lease term; restrictions; or other covenants for real property, rolling stock, and machinery and equipment. Real property leases primarily consist of office space and rolling stock leases primarily for railcars and fleet vehicles. At December 31, 2025 and 2024, right-to-use assets for operating leases of $191 million and $164 million, respectively, are included as a part of "Other noncurrent assets" on the Consolidated Statements of Financial Position. At both December 31, 2025 and 2024, the operating right-to-use assets include $3 million of assets previously classified as lease intangibles and $6 million and $7 million of prepaid lease assets, respectively. Operating lease liabilities are included as a part of "Payables and other current liabilities" and "Other long-term liabilities" on the Consolidated Statements of Financial Position. As of December 31, 2025, financing leases were not material to the Company's financial statements.

As of December 31, 2025, reconciliation of lease payments and operating lease liabilities is provided below:

(Dollars in millions)	Operating lease liabilities
2026	$56
2027	44
2028	33
2029	21
2030	12
2031 and beyond	22
Total lease payments	188
Less: amounts of lease payments representing interest	15
Present value of future lease payments	173
Less: current obligations under leases	56
Long-term lease obligations	$117

The Company has operating leases, primarily leases for railcars, with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease that will expire beginning first quarter 2026. Residual guarantee payments that become probable and estimable are recognized as rent expense over the remaining life of the applicable lease. Management's current expectation is that the likelihood of material residual guarantee payments is remote.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Lease costs during the period and other information is provided below:

(Dollars in millions)	2025	2024	2023
Lease costs:
Operating lease costs	$90	$83	$86
Short-term lease costs	36	31	23
Sublease income	(9)	(8)	(4)
Total	$117	$106	$105

	December 31,
(Dollars in millions)	2025	2024	2023
Other operating lease information:
Cash paid for amounts included in the measurement of lease liabilities	$88	$82	$85
Right-to-use assets obtained in exchange for new lease liabilities	$48	$32	$28

Weighted-average remaining lease term, in years	4	6	6
Weighted-average discount rate	3.0%	3.0%	3.0%

Debt and Other Commitments

Eastman's obligations are summarized in the following table.

(Dollars in millions)	Payments Due for
Period	Debt Securities	Credit Facilities and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities	Total
2026	$586	$—	$205	$265	$56	$241	$1,353
2027	196	150	183	245	44	83	901
2028	497	—	177	202	33	74	983
2029	743	—	162	129	21	75	1,130
2030	—	—	129	109	12	75	325
2031 and beyond	2,615	—	1,068	884	22	741	5,330
Total	$4,637	$150	$1,924	$1,834	$188	$1,289	$10,022

Estimated future payments of debt securities assumes the repayment of principal upon stated maturity, and actual amounts and the timing of such payments may differ materially due to repayment or other changes in the terms of such debt prior to maturity.

Eastman had various purchase obligations at December 31, 2025 totaling $1.8 billion over a period of approximately 25 years for materials, supplies, and energy incident to the ordinary conduct of business.

Amounts in other liabilities represent the current estimated cash payments required to be made by the Company primarily for pension and other postretirement benefits, accrued compensation benefits, environmental loss contingency estimates, uncertain tax liabilities, and commodity and foreign exchange hedging in the periods indicated. Due to uncertainties in the timing of the effective settlement of tax positions with respect to taxing authorities, management is unable to determine the timing of payments related to uncertain tax liabilities and these amounts are included in the "2031 and beyond" line item.

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

Guarantees and claims also arise during the ordinary course of business from relationships with customers, suppliers, joint venture partners, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. The Company's current other guarantees include guarantees relating to intellectual property, third-party debt, and other indemnifications and have arisen through the normal course of business. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur. These other guarantees have remaining terms up to 15 years with maximum potential future payments of approximately $146 million in the aggregate, with none of these guarantees being individually significant to the Company's operating results, financial position, or liquidity. Management's current expectation is that future payment or performance related to non-performance under other guarantees is remote. Eastman has letters of credit and surety bonds of approximately $95 million as of December 31, 2025 to support commitments made in the ordinary course of business. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company.

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Consolidated Statements of Financial Position as follows:

(Dollars in millions)	December 31,
	2025	2024
Environmental contingencies, current	$20	$15
Environmental contingencies, long-term	298	269
Total	$318	$284

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $285 million to $509 million and from $252 million to $495 million at December 31, 2025 and 2024, respectively. The best estimate or minimum estimated future environmental expenditures of $285 million and $252 million at December 31, 2025 and 2024, respectively, are considered to be probable and reasonably estimable.

Costs of certain remediation projects included in the environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date"), into which Solutia entered with Monsanto upon its emergence from bankruptcy (the "Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, Solutia, which became a wholly-owned subsidiary of Eastman on July 2, 2012, shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). Solutia is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between Solutia and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $140 million had been paid for costs at the Shared Sites as of December 31, 2025. As of December 31, 2025, an additional $229 million has been recognized for estimated future remediation costs at the Shared Sites, over a period of approximately 30 years.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. Eastman has letters of credit of approximately $155 million to support certain environmental matters. The Company does not expect that any claims against or draws on these instruments would have a material adverse effect on the Company. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" on the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.

Changes in the reserves for environmental remediation liabilities during 2025 and 2024 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2023	$252
Changes in estimates recognized in earnings and other	13
Cash reductions	(13)
Balance at December 31, 2024	252
Changes in estimates recognized in earnings and other	48
Cash reductions	(15)
Balance at December 31, 2025	$285

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations consist primarily of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $33 million and $32 million December 31, 2025 and December 31, 2024, respectively.

Other

Eastman's cash expenditures related to environmental protection and improvement were $339 million, $307 million, and $314 million in 2025, 2024, and 2023, respectively, and include operating costs associated with environmental protection equipment and facilities, engineering costs, and construction costs. The cash expenditures above include environmental capital expenditures of approximately $80 million, $70 million, and $65 million in 2025, 2024, and 2023, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $56 million and $53 million at December 31, 2025 and December 31, 2024, respectively, and are included in "Other long-term liabilities" on the Consolidated Statements of Financial Position.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
15.STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2025, 2024, and 2023 is provided below:

(Dollars in millions)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2022	$2	$2,315	$8,973	$(205)	$(5,932)	$5,153	$83	$5,236
Net Earnings	—	—	894	—	—	894	2	896
Cash Dividends (1)	—	—	(377)	—	—	(377)	—	(377)
Other Comprehensive (Loss)	—	—	—	(114)	—	(114)	—	(114)
Share-Based Compensation Expense (2)	—	64	—	—	—	64	—	64
Stock Option Exercises	—	3	—	—	—	3	—	3
Other (3)	—	(14)	—	—	(1)	(15)	2	(13)
Share Repurchase	—	—	—	—	(150)	(150)	—	(150)
Distributions to noncontrolling interest	—	—	—	—	—	—	(15)	(15)
Balance at December 31, 2023	$2	$2,368	$9,490	$(319)	$(6,083)	$5,458	$72	$5,530
Net Earnings	—	—	905	—	—	905	3	908
Cash Dividends (1)	—	—	(382)	—	—	(382)	—	(382)
Other Comprehensive Income	—	—	—	5	—	5	—	5
Share-Based Compensation Expense (2)	—	63	—	—	—	63	—	63
Stock Option Exercises	—	41	—	—	—	41	—	41
Other (3)	—	(9)	—	—	(2)	(11)	(1)	(12)
Share Repurchase	—	—	—	—	(300)	(300)	—	(300)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	474	—	—	474	1	475
Cash Dividends (1)	—	—	(382)	—	—	(382)	—	(382)
Other Comprehensive Income	—	—	—	154	—	154	—	154
Share-Based Compensation Expense (2)	—	48	—	—	—	48	—	48
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)(4)	—	(13)	—	—	(1)	(14)	5	(9)
Share Repurchase	—	—	—	—	(100)	(100)	—	(100)
Distributions to noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Balance at December 31, 2025	$2	$2,500	$10,105	$(160)	$(6,486)	$5,961	$76	$6,037
(1)Cash dividends includes cash dividends paid and dividends declared, but unpaid.
(2)Share-based compensation expense is the fair value of share-based awards.
(3)Additional paid-in capital includes value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Noncontrolling interest includes a $4 million capital contribution from a joint venture partner in Ruian, China.

Eastman is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends per share of $3.33 in 2025, $3.26 in 2024, and $3.18 in 2023.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of December 31, 2025, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders.

During 2025, the Company repurchased 1,420,768 shares of common stock for $100 million. During 2024, the Company repurchased 3,001,409 shares of common stock for a cost of $300 million. During 2023, the Company repurchased 1,866,866 shares of common stock for a cost of $150 million.

The Company's charitable foundation held 50,798 issued and outstanding shares of the Company's common stock at December 31, 2025, 2024, and 2023 which are included in treasury stock in the Consolidated Statements of Financial Position and excluded from calculations of diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

	For years ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Numerator
Net earnings attributable to Eastman	$474	$905	$894

Denominator
Weighted average shares used for basic EPS	114.7	116.7	118.6
Dilutive effect of stock options and other award plans	0.9	1.2	0.8
Weighted average shares used for diluted EPS	115.6	117.9	119.4

EPS (1)
Basic	$4.14	$7.75	$7.54
Diluted	$4.10	$7.67	$7.49
(1)     EPS is calculated using whole dollars and shares.
Shares underlying stock options excluded from the 2025, 2024, and 2023 calculations of diluted EPS were 3,229,654, 1,234,513, and 2,409,208, respectively, because the grant price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculation of diluted EPS would have been antidilutive.

Shares of common stock issued, including shares held in treasury, are presented below:

	For years ended December 31,
	2025	2024	2023

Balance at beginning of year	223,588,347	222,762,317	222,348,557
Issued for employee compensation and benefit plans	349,700	826,030	413,760
Balance at end of year	223,938,047	223,588,347	222,762,317

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss)

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2023	$(297)	$11	$(32)	$(1)	$(319)
Period change	(20)	(8)	33	—	5
Balance at December 31, 2024	(317)	3	1	(1)	(314)
Period change	34	149	(29)	—	154
Balance at December 31, 2025	$(283)	$152	$(28)	$(1)	$(160)

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

Components of total other comprehensive income (loss) recorded in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	For years ended December 31,
	2025		2024		2023
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax	Before Tax	Net of Tax
Change in cumulative translation adjustment	$(9)	$34	$(1)	$(20)	$(56)	$(67)
Defined benefit pension and other postretirement benefit plans:
Prior service credit arising during the period	208	157	—	—	—	—
Amortization of unrecognized prior service credits included in net periodic costs	(11)	(8)	(11)	(8)	(27)	(21)
Derivatives and hedging:
Unrealized gain (loss) during period	(59)	(44)	24	18	(36)	(27)
Reclassification adjustment for (gains) losses included in net income, net	20	15	20	15	1	1
Total other comprehensive income (loss)	$149	$154	$32	$5	$(118)	$(114)

For additional information regarding the impact of reclassifications into earnings, refer to Note 10, "Derivative and Non-Derivative Financial Instruments", and Note 11, "Retirement Plans".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

Components of asset impairments, restructuring, and other charges, net, are presented below:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Asset Impairments
AM - Advanced interlayers (1)	$—	$5	$—
AM - Performance films (2)	18	—	—
CI - Intermediates (2)	9	—	—
Other	6	—	—
	33	5	—
Severance Charges
AFP - Specialty fluids and energy (3)	1	—	—
AM - Advanced interlayers (1)	—	4	—
AM - Performance films (4)	4	—	—
Corporate cost reduction initiatives (5)	34	21	31
	39	25	31
Restructuring and Other Charges
AFP - Specialty fluids and energy (3)	3	—	—
AM - Advanced interlayers (1)	—	9	—
AM - Performance films (4)	6	—	—
Fibers - Acetate yarn (6)	2	—	6
Profitability improvement initiatives (7)	13	12	—
	24	21	6
Total	$96	$51	$37

(1)Asset impairment charges, severance charges, and site closure costs related to the planned closure of a solvent-based resins production line at an advanced interlayers facility in North America. In addition, inventory adjustments of $4 million and $3 million in the Advanced Materials ("AM") segment and the AFP segment, respectively, were recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2024 related to this closure.
(2)Asset impairment charges related to certain terminated capital projects.
(3)Severance and restructuring charges in 2025 related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America.
(4)Severance and restructuring charges related to the decommissioning of certain assets at performance films facilities in North America. In addition, inventory adjustments of $2 million in the AM segment were recognized in "Cost of sales" in the Consolidated Statement of Earnings, Comprehensive Income, and Retained Earnings in 2025 related to this decommissioning.
(5)Severance charges related to corporate cost reduction initiatives reported in "Other."
(6)Loss on sale in 2025 related to the 2022 closure of an acetate yarn manufacturing facility in Europe and site closure costs in 2023 related to this closure. In addition, accelerated depreciation of $23 million was recognized in "Cost of sales" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in 2023 related to this closure.
(7)Charges related to profitability improvement initiatives reported in "Other."

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Reconciliations of the beginning and ending restructuring liability amounts are as follows:

(Dollars in millions)	Balance at January 1, 2025	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2025
Asset impairments	$—	$33	$(33)	$—	$—
Severance costs	23	39	—	(36)	26
Restructuring and other charges	3	24	(6)	(13)	8
Total	$26	$96	$(39)	$(49)	$34

(Dollars in millions)	Balance at January 1, 2024	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2024
Asset impairments	$—	$5	$(5)	$—	$—
Severance costs	26	25	—	(28)	23
Restructuring and other charges	—	21	—	(18)	3
Total	$26	$51	$(5)	$(46)	$26

(Dollars in millions)	Balance at January 1, 2023	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2023
Severance costs	$34	$31	$—	$(39)	$26
Restructuring and other charges	1	6	—	(7)	—
Total	$35	$37	$—	$(46)	$26

Substantially all severance charges remaining as of December 31, 2025 are expected to be paid within one year.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
17.OTHER (INCOME) CHARGES, NET

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Foreign exchange transaction losses (gains), net (1)	$9	$11	$11
(Income) loss from equity investments and other investment (gains) losses, net	1	—	(10)
Other, net (2)	74	36	37
Other (income) charges, net	$84	$47	$38
(1)Net impact of revaluation of foreign entity assets and liabilities and effects of foreign exchange non-qualifying derivatives.
(2)Includes environmental and other costs from previously divested or non-operational sites and product lines, adjustments for discontinued licensing programs, and non-cash charges for discontinued investment programs.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Compensation Expense

For 2025, 2024, and 2023, total share-based compensation expense (before tax) of $48 million, $63 million, and $64 million, respectively, was recognized in "Selling, general and administrative expense" in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards of which $10 million, $8 million, and $10 million, respectively, related to stock options. The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for qualifying termination eligible employees as defined in the forms of award notice. Stock option compensation expense of $8 million for 2025, $6 million for 2024, and $6 million for 2023 was recognized each year due to qualifying termination eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for the options awarded in 2025, 2024, and 2023 are provided in the table below:

Assumptions	2025	2024	2023
Expected volatility rate	30.61%	30.21%	30.55%
Expected dividend yield	3.32%	3.82%	3.31%
Average risk-free interest rate	4.42%	4.34%	4.13%
Expected term years	6.8	6.7	6.4

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

A summary of the activity of the Company's stock option awards for 2025, 2024, and 2023 is presented below:

	2025		2024		2023
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	3,468,800	$89	3,824,000	$88	3,479,200	$88
Granted	408,500	$101	390,900	$86	409,300	$85
Exercised	(36,700)	$73	(561,900)	$73	(38,200)	$68
Cancelled, forfeited, or expired	(49,600)	$99	(184,200)	$95	(26,300)	$94
Outstanding at end of year	3,791,000	$91	3,468,800	$89	3,824,000	$88
Options exercisable at year-end	3,006,100		2,691,100		2,974,100
Available for grant at end of year	3,473,888		5,008,575		6,698,702

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2025	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2025	Weighted-Average Exercise Price
$61-$80	1,006,500	2.9	$71	1,004,600	$71
$81-$100	1,183,800	5.9	$84	810,400	$80
$101-$110	1,256,800	5.4	$105	847,200	$30
$111-$121	343,900	6.2	$121	343,900	$121
	3,791,000	5.0	$91	3,006,100	$90

The range of exercise prices of options outstanding at December 31, 2025 is approximately $61 to $121 per share. The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2025 is $1 million and $1 million, respectively. Intrinsic value is the amount by which the closing market price of the stock at December 31, 2025 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2025 is 4.1 years.

The weighted average fair value of options granted during 2025, 2024, and 2023 was $26.99, $21.16, and $21.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023, was $1 million, $16 million, and $1 million, respectively. Cash proceeds received by the Company from option exercises totaled $3 million with an immaterial tax benefit for 2025, $41 million with a $2 million related tax benefit for 2024, and $3 million with an immaterial tax benefit for 2023. The total fair value of shares vested during the years ending December 31, 2025, 2024, and 2023 was $9 million, $9 million, and $8 million, respectively.

A summary of the changes in the Company's nonvested options during the year ended December 31, 2025 is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2025	777,600	$22.35
Granted	408,500	$26.99
Vested	(351,600)	$24.38
Cancelled, forfeited, or expired	(49,600)	$15.73
Nonvested at December 31, 2025	784,900	$24.28

For nonvested options at December 31, 2025, approximately $1 million in compensation expense will be recognized over the next two years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Share-Based Compensation Awards

In addition to stock option awards, Eastman has awarded long-term performance share awards, restricted stock awards, and SARs. The long-term performance share awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return over a three year performance period. The awards are valued using a Monte Carlo Simulation based model and vest pro-rata over the three year performance period. The number of long-term performance award target shares granted for the 2025-2027, 2024-2026, and 2023-2025 periods were 332 thousand, 339 thousand, and 406 thousand, respectively. The target shares are assumed to be 100 percent of the target shares granted based on the award notice. At the end of the three-year performance period, the actual number of shares awarded can range from zero percent to 250 percent of the target shares granted based on the award notice. The number of restricted stock awards granted during 2025, 2024, and 2023 were 176 thousand, 276 thousand, and 144 thousand, respectively. The fair value of a restricted stock award is equal to the closing stock price of the Company's stock on the date of grant and normally vests over a period of three years. The recognized compensation expense before tax for these other share-based awards in the years ended December 31, 2025, 2024, and 2023 was $38 million, $54 million, and $55 million, respectively. The unrecognized compensation expense before tax for these same type of awards at December 31, 2025 was approximately $61 million and will be recognized primarily over a period of two years.

19.SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Current assets	$65	$(82)	$49
Other assets	30	48	45
Current liabilities	(49)	61	(23)
Long-term liabilities and equity	(159)	24	83
Total	$(113)	$51	$154

The above changes included transactions such as accrued taxes, deferred taxes, environmental liabilities, monetized positions from raw material and energy, currency, and certain interest rate hedges, equity investment dividends, prepaid insurance, miscellaneous deferrals, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Cash paid for interest and income taxes is as follows:

	For years ended December 31,
(Dollars in millions)	2025	2024	2023

Interest, net of amounts capitalized	$215	$203	$214
Income taxes, net of refunds	159	111	158
Non-cash investing activities:
Outstanding trade payables related to capital expenditures	41	73	115

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
20.SEGMENT AND REGIONAL SALES INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's operating segments and the geographical regions in which they operate. "Other" includes sales and costs related to growth initiatives, including the cellulosics biopolymer and circular economy platforms, research and development ("R&D") costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment and is not included in operating segment results. This operating segment structure is used by the Chief Operating Decision Maker ("CODM"), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on Adjusted EBIT, defined as the GAAP measure earnings before interest and taxes ("EBIT"), adjusted for non-core, unusual, or non-recurring items. These adjustments allow the CODM to evaluate segment operating performance excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature.

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

	Percentage of Total Segment Sales
Product Lines	2025	2024	2023
Advanced interlayers	32%	33%	34%
Performance films	19%	20%	21%
Specialty plastics	49%	47%	45%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2025	2024	2023
United States and Canada	33%	31%	32%
Asia Pacific	36%	37%	35%
Europe, Middle East, and Africa	25%	26%	27%
Latin America	6%	6%	6%
Total	100%	100%	100%

Additives & Functional Products Segment

In the AFP segment, the Company manufactures materials for products in the food, feed, and agriculture; transportation; water treatment and energy; personal care and wellness; building and construction; consumables; and durables and electronics end-markets.

The care additives product line consists of amine derivative-based building blocks for the production of flocculants, intermediates for surfactants, fumigants, fungicides, plant growth regulators and organic acid-based solutions. The coatings additives product line can be broadly classified as polymers and additives and solvents and includes specialty coalescents, specialty solvents, paint additives, and specialty polymers. The functional amines product lines include methylamines and salts, and higher amines and solvents. In the specialty fluids product line, the Company produces heat transfer and aviation fluids products.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Percentage of Total Segment Sales
Product Lines	2025	2024	2023
Care additives	38%	37%	37%
Coatings additives	27%	28%	27%
Functional amines	19%	19%	18%
Specialty fluids and energy	16%	16%	18%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2025	2024	2023
United States and Canada	43%	43%	42%
Asia Pacific	19%	21%	21%
Europe, Middle East, and Africa	31%	30%	31%
Latin America	7%	6%	6%
Total	100%	100%	100%

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

The intermediates product line produces olefin derivatives, acetyl derivatives, ethylene, and commodity solvents. The plasticizers product line consists of a unique set of primary non-phthalate and phthalate plasticizers and a range of targeted non-phthalate plasticizers.

	Percentage of Total Segment Sales
Product Lines	2025	2024	2023
Intermediates	76%	75%	78%
Plasticizers	24%	25%	22%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2025	2024	2023
United States and Canada	71%	70%	71%
Asia Pacific	7%	7%	8%
Europe, Middle East, and Africa	17%	18%	17%
Latin America	5%	5%	4%
Total	100%	100%	100%

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

	Percentage of Total Segment Sales
Product Lines	2025	2024	2023
Acetate tow	69%	69%	70%
Acetate yarn and fiber	11%	13%	11%
Acetyl chemical products	14%	13%	14%
Nonwovens	6%	5%	5%
Total	100%	100%	100%

	Percentage of Total Segment Sales
Sales by Customer Location	2025	2024	2023
United States and Canada	23%	21%	21%
Asia Pacific	37%	36%	35%
Europe, Middle East, and Africa	36%	41%	42%
Latin America	4%	2%	2%
Total	100%	100%	100%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,880	$2,880	$1,925	$1,050	$8,735

Cost of sales	2,193	2,129	1,841	686	$6,849
Selling, general and administrative expenses	262	180	97	65	$604
Other segment items (1)	76	55	25	14	$170
Adjusted EBIT	349	516	(38)	285	1,112

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
Other adjusted EBIT (2)					(182)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(2)
Asset impairments, restructuring, and other charges, net (3)					(96)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					6
Environmental and other costs (5)					(62)
Net interest expense					(208)
Consolidated EBT					$568

	For year ended December 31, 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$205	$143	$97	$64	$509	$4	$513
Capital expenditures	332	78	77	37	524	22	546
Assets (6)	5,705	4,668	1,646	1,020	13,039	1,820	14,859

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested businesses, non-operational sites and product lines, and discontinued programs.
(6)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2024
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$3,050	$2,862	$2,134	$1,318	$9,364

Cost of sales	2,215	2,107	1,901	775	$6,998
Selling, general and administrative expenses	292	204	112	74	$682
Other segment items (1)	79	61	20	15	$175
Adjusted EBIT	464	490	101	454	1,509

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(211)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(7)
Asset impairments, restructuring, and other charges, net (3)					(51)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					54
Environmental and other costs (5)					(16)
Net interest expense					(200)
Consolidated EBT					$1,078

	For year ended December 31, 2024
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$194	$146	$99	$64	$503	$6	$509
Capital expenditures	403	68	65	42	578	21	599
Assets (6)	5,735	4,608	1,586	1,075	13,004	2,209	15,213

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested businesses, non-operational sites and product lines, and discontinued programs.
(6)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For year ended December 31, 2023
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,932	$2,834	$2,143	$1,295	$9,204

Cost of sales	2,221	2,140	1,895	789	7,045
Selling, general and administrative expenses	295	200	119	72	686
Other segment items (1)	73	58	18	12	161
Adjusted EBIT	343	436	111	422	1,312

Reconciliation of segment Adjusted EBIT to consolidated EBT:
Other adjusted EBIT (2)					(215)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(23)
Asset impairments, restructuring, and other charges, net (3)					(37)
Mark-to-market pension and other postretirement benefits gain (loss), net (4)					(53)
Environmental and other costs (5)					(13)
Net gain on divested business(6)					323
Unusual items impacting EBIT
Steam line incident insurance proceeds (7)					8
Net interest expense					(215)
Consolidated EBT					$1,087

	For year ended December 31, 2023
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$161	$143	$103	$86	$493	$5	$498
Capital expenditures	608	88	68	36	800	28	828

(1)Other segment items for each reportable segment includes research and development expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
(2)Other is not considered an operating segment. Other includes sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 16, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Actuarial gains and losses resulting from the changes in discount rates and other actuarial assumptions and the difference between actual and expected returns on plan assets during the period.
(5)Environmental and other costs from previously divested businesses, non-operational sites and product lines, and discontinued programs.
(6)Sale of the Company's operations in Texas City, Texas (excluding the plasticizers operations). See Note 2, "Divestitures", for a description of the transaction.
(7)From the previously reported operational incident at the Kingsport site as a result of a steam line failure (the "steam line incident").

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2025	2024	2023
Sales by Segment
Advanced Materials	$2,880	$3,050	$2,932
Additives & Functional Products	2,880	2,862	2,834
Chemical Intermediates	1,925	2,134	2,143
Fibers	1,050	1,318	1,295
Total Sales by Operating Segment	8,735	9,364	9,204
Other	17	18	6
Consolidated Sales	$8,752	$9,382	$9,210

Sales are attributed to geographic areas based on customer location.

(Dollars in millions)	For years ended December 31,
Geographic Information	2025	2024	2023
Sales
United States	$3,662	$3,773	$3,794
China	950	1,073	974
All other foreign countries	4,140	4,536	4,442
Total	$8,752	$9,382	$9,210

Long-lived assets are attributed to geographic areas based on asset location.

	December 31,
	2025	2024
Net properties
United States	$4,642	$4,548
All foreign countries	1,089	1,067
Total	$5,731	$5,615

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
21.RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2025	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2025
Reserve for:
Credit losses	$15	$(1)	$—	$—	$14
LIFO inventory	375	(37)	—	—	338
Non-environmental asset retirement obligations	53	3	—	—	56
Environmental contingencies	284	49	—	15	318
Deferred tax valuation allowance	686	61	(16)	—	731
	$1,413	$75	$(16)	$15	$1,457

(Dollars in millions)		Additions
	Balance at January 1, 2024	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2024
Reserve for:
Credit losses	$17	$(2)	$—	$—	$15
LIFO inventory	421	(46)	—	—	375
Non-environmental asset retirement obligations	51	2	—	—	53
Environmental contingencies	284	13	—	13	284
Deferred tax valuation allowance	183	(8)	511	—	686
	$956	$(41)	$511	$13	$1,413

(Dollars in millions)		Additions
	Balance at January 1, 2023	Charges (Credits) to Cost and Expense	Other Accounts	Deductions	Balance at December 31, 2023
Reserve for:
Credit losses	$15	$2	$—	$—	$17
LIFO inventory	493	(72)	—	—	421
Non-environmental asset retirement obligations	51	1	—	1	51
Environmental contingencies	274	26	—	16	284
Deferred tax valuation allowance	258	(76)	1	—	183
	$1,091	$(119)	$1	$17	$956

See Note 1, "Significant Accounting Policies", Note 3, "Inventories", Note 8, "Income Taxes", and Note 13, "Environmental Matters and Asset Retirement Obligations", for additional information.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(b) Director and Officer Trading Arrangements

None of the Company's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our directors and nominees is incorporated herein by reference to the sections "The Board of Directors" and "Corporate Governance" as included and to be filed in the Proxy Statement for the 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement"). Information regarding Eastman's executive officers is set forth under the heading "Information About Our Executive Officers" in Part I of this Annual Report on Form 10-K.

The Company has adopted a Financial Officers' Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. The Company has posted such Financial Officers' Code of Ethics and Business Conduct on its website (www.eastman.com) in the "Investors -- Governance -- Code of Conduct" section.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections "Executive Compensation" and "Director Compensation" as included and to be filed in the 2026 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section "Information About Stock Ownership" as included and to be filed in the 2026 Proxy Statement.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2025 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)
Equity compensation plans approved by stockholders	3,791,000	(1)	$91	3,473,888	(2)
Equity compensation plans not approved by stockholders	—		—	—
TOTAL	3,791,000		$91	3,473,888

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the sections "The Board of Directors--Director Independence" and "Corporate Governance--Board Practices" as included and to be filed in the 2026 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section "Ratification of Appointment of Independent Registered Public Accounting Firm" as included and to be filed in the 2026 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Consolidated Financial Statements:
		Management's Responsibility for Financial Statements	56
		Report of Independent Registered Public Accounting Firm	57
		Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings	59
		Consolidated Statements of Financial Position	60
		Consolidated Statements of Cash Flows	61
		Notes to the Audited Consolidated Financial Statements	62
	2.
Consolidated Financial Statement Schedules:
Schedules are omitted because they either are not required or are not applicable or because equivalent information has been included in the financial statements, the notes thereto or elsewhere herein.

	3.	The exhibits are either filed with this report or incorporated by reference into this report. See (b) Exhibits, which follow.
(b)	The required Exhibits to this report are included subsequent to page		121

ITEM 16.FORM 10-K SUMMARY

None.

Exhibit Number	EXHIBIT INDEX
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
4.01
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to the Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.02
Indenture, dated as of June 5, 2012, between Eastman Chemical Company and Wells Fargo Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.03	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)
4.04	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)
4.05	Form of 4.65% Note due 2044 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated May 15, 2014)
4.06	Form of 1.875% Note due 2026 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 21, 2016)
4.07	Form of 4.5% Note due 2028 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated November 6, 2018)
4.08	Form of 5.750% Note due 2033 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 8, 2023)
4.09	Form of 5.625% Note due 2034 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 20, 2024)
4.10	Form of 5.0% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated August 1, 2024)
4.12	Form of 5.000% Note due 2029 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 21, 2025)
4.13	Description of Securities (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019)
10.01*	Fourth Amended and Restated Five-Year Credit Agreement dated as of February 12, 2026
10.02	Term Loan Agreement dated as of April 14, 2022 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022)
10.03	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **
10.04	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010) **
10.05	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008) **
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

10.07
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002) **

10.08
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

Exhibit Number	EXHIBIT INDEX
Exhibit Number	Description
10.10
Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016) **

10.11
Eastman Unit Performance Plan as amended and restated effective December 5, 2012 (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012) **

10.12
Amended 2025 Unit Performance Plan - Corporate Performance Measures (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025) **

10.13
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003) **

10.14*	Forms of Performance Share Awards to Executive Officers (2026 - 2028 Performance Period) **
10.15*	2026 Unit Performance Plan **
10.16	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A to the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012) **
10.17	2017 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2017 Annual Meeting Proxy Statement dated March 23, 2017) **
10.18	2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2021 Annual Meeting Proxy Statement dated March 25, 2021 as amended on April 13, 2021) **
10.19
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

10.21
Form of Award Notice for Stock Options Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **

10.22*	Form of Restricted Stock Unit Awards Granted to Executive Officers under the 2021 Omnibus Stock Compensation Plan **
10.23	Severance Agreement (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025) **
10.24	Severance Agreement and Waiver (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025) **
10.25	Employment Offer Letter (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025) **
19.01	Eastman Chemical Company Insider Trading Policy (incorporated herein by reference to Exhibit 19.01 to the Company's Annual Report on Form 10-K for year ended December 31, 2024)
21.01*	Subsidiaries of the Company
23.01*	Consent of Independent Registered Public Accounting Firm
31.01*	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2025
31.02*	Rule 13a – 14(a) Certification by William T. McLain, Jr., Senior Vice President and Chief Financial Officer, for the year ended December 31, 2025
32.01*	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the year ended December 31, 2025
32.02*	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the year ended December 31, 2025

Exhibit Number	EXHIBIT INDEX
Exhibit Number	Description
97.01	Eastman Chemical Company Incentive Pay Clawback Policy (incorporated herein by reference to Exhibit 97.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023) **
99.01*	2025 Company and Segment Revenue by End-Use Market
99.02*	Product and Raw Material Information
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Denotes exhibit filed or furnished herewith.
**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ Mark J. Costa
Mark J. Costa
Chief Executive Officer
Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

/s/ Mark J. Costa	Chief Executive Officer and	February 13, 2026
Mark J. Costa	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ William T. McLain, Jr.	Executive Vice President and	February 13, 2026
William T. McLain, Jr.	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Michelle R. Stewart	Vice President, Chief Accounting	February 13, 2026
Michelle R. Stewart	Officer and Corporate Controller

SIGNATURE	TITLE	DATE

DIRECTORS* (other than Mark J. Costa, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 13, 2026
Humberto P. Alfonso

/s/ Damon J. Audia	Director	February 13, 2026
Damon J. Audia

/s/ Brett D. Begemann	Director	February 13, 2026
Brett D. Begemann

/s/ Eric L. Butler	Director	February 13, 2026
Eric L. Butler

/s/ Linnie M. Haynesworth	Director	February 13, 2026
Linnie M. Haynesworth

/s/ Julie F. Holder	Director	February 13, 2026
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 13, 2026
Renée J. Hornbaker

/s/ Kim A. Mink	Director	February 13, 2026
Kim A. Mink

/s/ James J. O'Brien	Director	February 13, 2026
James J. O'Brien

/s/ Donald W. Slager	Director	February 13, 2026
Donald W. Slager