Form 10-Q
period 2026-03-31
EASTMAN CHEMICAL CO
filed 2026-05-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2026
Common Stock, par value $0.01 per share	114,349,960
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	43

1A.	Risk Factors	43

2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

5.	Other Information	44

6.	Exhibits	45

SIGNATURES

Signatures	46

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of the Company's information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; impacts from U.S. tariffs, reciprocal tariffs, and global trade disruption, including impacts from the conflict in the Middle East; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2026	2025
Sales	$2,177	$2,290
Cost of sales	1,746	1,723
Gross profit	431	567
Selling, general and administrative expenses	178	182
Research and development expenses	60	67
Asset impairments, restructuring, and other charges, net	9	9
Other components of post-employment (benefit) cost, net	(17)	(1)
Other (income) charges, net	13	8
Earnings before interest and taxes	188	302
Net interest expense	52	49
Earnings before income taxes	136	253
Provision for income taxes	29	70
Net earnings	107	183
Less: Net earnings attributable to noncontrolling interest	—	1
Net earnings attributable to Eastman	$107	$182

Basic earnings per share attributable to Eastman	$0.93	$1.58
Diluted earnings per share attributable to Eastman	$0.93	$1.57

Comprehensive Income
Net earnings including noncontrolling interest	$107	$183
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	9	8
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	—
Derivatives and hedging:
Unrealized gain (loss) during period	16	(13)
Reclassification adjustment for (gains) losses included in net income, net	1	(2)
Total other comprehensive income (loss), net of tax	19	(7)
Comprehensive income including noncontrolling interest	126	176
Less: Comprehensive income attributable to noncontrolling interest	—	1
Comprehensive income attributable to Eastman	$126	$175
Retained Earnings
Retained earnings at beginning of period	$10,105	$10,013
Net earnings attributable to Eastman	107	182
Cash dividends declared	(98)	(96)
Retained earnings at end of period	$10,114	$10,099

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Current assets
Cash and cash equivalents	$665	$566
Trade receivables, net of allowance for credit losses	949	737
Miscellaneous receivables	268	262
Inventories	2,078	1,980
Other current assets	96	100
Total current assets	4,056	3,645
Properties
Properties and equipment at cost	14,550	14,507
Less: Accumulated depreciation	8,863	8,776
Net properties	5,687	5,731
Goodwill	3,662	3,665
Intangible assets, net of accumulated amortization	946	970
Other noncurrent assets	871	848
Total assets	$15,222	$14,859

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,998	$2,066
Borrowings due within one year	770	586
Total current liabilities	2,768	2,652
Long-term borrowings	4,450	4,201
Deferred income tax liabilities	680	669
Post-employment obligations	400	409
Other long-term liabilities	838	891
Total liabilities	9,136	8,822
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 224,190,693 and 223,938,047 as of March 31, 2026 and December 31, 2025, respectively)	2	2
Additional paid-in capital	2,520	2,500
Retained earnings	10,114	10,105
Accumulated other comprehensive income (loss)	(141)	(160)
	12,495	12,447
Less: Treasury stock at cost (109,891,531 and 109,891,531 shares as of March 31, 2026 and December 31, 2025, respectively)	6,486	6,486
Total Eastman stockholders' equity	6,009	5,961
Noncontrolling interest	77	76
Total equity	6,086	6,037
Total liabilities and stockholders' equity	$15,222	$14,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$107	$183
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	131	126
Benefit from deferred income taxes	(5)	(3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(222)	(92)
(Increase) decrease in inventories	(119)	(120)
Increase (decrease) in trade payables	67	(72)
Pension and other postretirement contributions (in excess of) less than expenses	(26)	(14)
Variable compensation payments (in excess of) less than expenses	(49)	(109)
Other items, net	(21)	(66)
Net cash used in operating activities	(137)	(167)
Investing activities
Additions to properties and equipment	(103)	(147)
Government incentives	3	11
Other items, net	(4)	5
Net cash used in investing activities	(104)	(131)
Financing activities
Net increase in commercial paper and other borrowings	—	285
Proceeds from borrowings	594	246
Repayment of borrowings	(150)	(550)
Dividends paid to stockholders	(96)	(96)
Other items, net	(7)	(9)
Net cash provided by (used in) financing activities	341	(124)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net change in cash and cash equivalents	99	(419)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$665	$418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2025 Annual Report on Form 10-K, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards noted below. The December 31, 2025 financial position data included herein was derived from the consolidated financial statements included in the 2025 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates and judgments. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on an equity basis. Intercompany transactions and balances are eliminated in consolidation.

Recently Adopted Accounting Standards

Accounting Standards Update ("ASU") 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: On January 1, 2026, Eastman adopted this update which addresses the application of Topic 326 to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The update provides a practical expedient permitting entities, when estimating expected credit losses for those balances, to assume that current conditions at the balance sheet date do not change over the remaining life of the asset. The Company elected the practical expedient upon adoption. The adoption did not have an impact on the Company's financial statements and related disclosures.

Accounting Standards Issued But Not Adopted as of March 31, 2026

ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The Financial Accounting Standards Board ("FASB") issued this update in November 2024, which requires public companies to provide additional disclosure of certain income statement expense line items. This guidance is intended to improve transparency around the nature of expenses and their impact on financial performance. The ASU is effective for fiscal periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted, and the transition method is prospective, with the option for retrospective application. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

ASU 2025-06 Intangibles Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: The FASB issued this update in September 2025, which removes prescriptive development stages and establishes a probable-to-complete recognition threshold under which capitalization of software development costs begins when management has authorized and committed to funding the project and it is probable the project will be completed and used as intended. The ASU is effective for fiscal periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The update permits prospective application. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ASU 2025-10 Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities: The FASB issued this update in December 2025, which establishes authoritative guidance on the accounting for government grants, including grants related to an asset and grants related to income. The amendments, largely aligned with International Accounting Standards 20 Accounting for Government Grants and Disclosure of Government Assistance ("IAS 20"), require that a government grant not be recognized until it is probable the Company will comply with the conditions attached to the grant and that the grant will be received. The amendments further codify specific recognition approaches for asset-related grants and for income-related grants, with presentation as income or deducted from the related expense. The ASU is effective for fiscal periods beginning after December 15, 2028, including interim periods within those years, with early adoption permitted. The transition method may be modified prospective, modified retrospective, or retrospective. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in first quarter 2026 and 2025 were $648 million and $676 million, respectively.

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

Confirmed obligations in these programs of $136 million and $110 million at March 31, 2026 and December 31, 2025, respectively, are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

Government Grants

On May 29, 2025, the U.S. Department of Energy ("DOE") terminated an award related to the Company's Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas. The Company continues to record reimbursements for amounts incurred prior to the date of the award termination and for which the Company is contractually entitled under an assistance agreement with the DOE. The Company received $3 million in reimbursements from the DOE during first quarter 2026 related to reimbursement requests from the prior year. All requested reimbursements have been received as of March 31, 2026. While waiting for a decision on reinstatement of the award, the Company is actively evaluating the impact of the termination on the project's scope, timeline, and use of associated assets. The Company has prepared and submitted a settlement proposal in the event reinstatement is not obtained.

For additional government grant information, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Change in Laws and Regulations

Eastman recognizes the financial statement effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not sufficiently authorized and deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund IEEPA tariffs that were collected. As a result of these court rulings establishing the Company's legal right to a refund of IEEPA tariffs, the Company recognized a $22 million benefit in "Cost of sales" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings and a $22 million increase in "Miscellaneous receivables" in the Unaudited Consolidated Statements of Financial Position. On April 20, 2026, all applicable IEEPA entries were submitted and are currently pending refund processing.

2.INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2026	2025
Finished goods	$1,405	$1,361
Work in process	331	300
Raw materials and supplies	675	657
Total inventories at FIFO or average cost	2,411	2,318
Less: LIFO reserve	333	338
Total inventories	$2,078	$1,980

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent of total inventories at both March 31, 2026 and December 31, 2025.

3.INCOME TAXES

	First Quarter
	2026		2025
(Dollars in millions)	$	%	$	%
Provision for income taxes and tax rate	$29	21%	$70	28%

First quarter 2026 provision for income taxes includes the impact of transitional provisions of the One Big Beautiful Bill Act primarily related to the deductibility of previously capitalized research and development expenditures. First quarter 2025 provision for income taxes included an increase related to the foreign rate variance due to the Company's mix of earnings and an increase related to adjustments of certain prior year income tax returns.

At both March 31, 2026 and December 31, 2025, Eastman had $183 million in unrecognized tax benefits.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2026	2025
Borrowings consisted of:
1.875% notes due November 2026 (1)	$574	$586
7.6% debentures due February 2027	196	196
4.5% notes due December 2028	498	497
5.0% notes due August 2029	743	743
4.5% notes due February 2031	594	—
5.75% notes due March 2033	496	496
5.625% notes due February 2034	744	744
4.8% notes due September 2042	495	495
4.65% notes due October 2044	880	880
2027 Term Loan	—	150
Total borrowings	5,220	4,787
Less: Borrowings due within one year	770	586
Long-term borrowings	$4,450	$4,201
(1)The carrying value of the euro-denominated 1.875% notes due November 2026 fluctuates with changes in the euro to U.S. dollar exchange rate. The carrying value of this euro-denominated borrowing has been designated as a non-derivative net investment hedge of a portion of the Company's net investments in euro functional-currency denominated subsidiaries to offset foreign currency fluctuations.

In first quarter 2026, the Company issued $600 million aggregate principal amount of 4.5% notes due February 2031 in a registered public offering (the "2026 Notes"). Proceeds from the sale of the 2026 Notes, net of original issue discounts and issuance costs, were $594 million. All proceeds from the 2026 Notes are reported under financing activities on the Unaudited Consolidated Statements of Cash Flows.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remained unchanged. At March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2026 and December 31, 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at March 31, 2026 and December 31, 2025 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $5.1 billion at March 31, 2026 and $4.7 billion at December 31, 2025. The Company had no borrowings classified as Level 1 or Level 3 as of March 31, 2026 and December 31, 2025.

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

For further information on the Company's hedging programs, see Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") on the Unaudited Consolidated Statements of Financial Position and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Short-term borrowings" or "Long-term borrowings" on the Unaudited Consolidated Statements of Financial Position at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

In first quarter 2026, the Company entered into fixed-to-fixed cross-currency swaps of $100 million (€86 million) maturing February 2031. Additionally, the Company amended and extended the terms of certain fixed-to-fixed cross-currency swaps of $235 million (€226 million) originally maturing December 2028 to maturing February 2031.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at March 31, 2026 and December 31, 2025 associated with Eastman's hedging programs.

Notional Outstanding	March 31, 2026	December 31, 2025

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€291	€357
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	—	9

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,793	€1,707
JPY/USD (in JPY)	¥7,885	¥7,885

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€500	€499

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from, or corroborated by, observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of March 31, 2026 or December 31, 2025. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during first quarter 2026 or 2025.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of March 31, 2026 and December 31, 2025.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$2	$1
Foreign exchange contracts	Other noncurrent assets	1	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	1	—
Cross-currency interest rate swaps	Other noncurrent assets	5	1
Total Derivative Assets		$9	$2

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$—	$7
Foreign exchange contracts	Payables and other current liabilities	10	19
Foreign exchange contracts	Other long-term liabilities	—	2

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	98	136
Total Derivative Liabilities		$108	$164
Total Net Derivative Assets (Liabilities)		$(99)	$(162)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In addition to the fair value associated with derivative instruments designated as cash flow hedges and net investment hedges, the Company had a carrying value of $574 million at March 31, 2026 and $586 million at December 31, 2025 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for first quarter 2026 and 2025.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives		Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	First Quarter		First Quarter
Hedging Relationships	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Commodity contracts	$8	$1	$5	$—
Foreign exchange contracts	8	(17)	(5)	4
Forward starting interest rate and treasury lock swap contracts	1	1	(1)	(1)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	12	(21)	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	37	(103)	—	—
Cross-currency interest rate swaps excluded component	5	66	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for first quarter 2026 and 2025.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Quarter
	2026			2025
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings in which the effects of fair value or cash flow hedges are recognized	$2,177	$1,746	$52	$2,290	$1,723	$49
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		5			—
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(5)			4

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings. As a result of these derivatives, the Company recognized a net loss of $12 million during first quarter 2026, and recognized a net gain of $3 million during first quarter 2025.

Pre-tax monetized positions and mark-to-market gains and losses from currency, raw materials and energy, and certain interest rate hedges that were included in AOCI resulted in a net unrealized loss of $41 million and a net unrealized loss of $119 million at March 31, 2026 and December 31, 2025, respectively. Unrealized losses in AOCI decreased between December 31, 2025 and March 31, 2026 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If realized, approximately $10 million in pre-tax losses as of March 31, 2026, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Components of net periodic benefit (credit) cost were as follows:

	First Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$2	$4	$2	$—	$—
Interest cost	15	7	18	6	3	5
Expected return on assets	(23)	(8)	(22)	(7)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(10)	—
Net periodic benefit (credit) cost	$(4)	$1	$—	$1	$(8)	$4

First quarter 2026 reflects a prior service credit related to the Company’s 2025 other postretirement benefit plan amendment. For additional information regarding retirement plans, see Note 11, "Retirement Plans", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

7.ENVIRONMENTAL MATTERS AND ASSET RETIREMENT OBLIGATIONS

Certain Eastman manufacturing facilities generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for certain cleanup costs. In addition, the Company will incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K. The resolution of uncertainties related to environmental matters may have a material adverse effect on the Company's consolidated financial statements and related disclosures in the period recognized. However, because of the availability of legal defenses, the Company's preliminary assessment of actions that may be required, and the extended period of time that the obligations are expected to be satisfied, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will have a material adverse effect on the Company's future overall financial position, results of operations, or cash flows.

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Other noncurrent assets", "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	March 31, 2026	December 31, 2025
Environmental contingencies, current	$25	$20
Environmental contingencies, long-term	290	298
Total	$315	$318

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $282 million to $508 million and from $285 million to $509 million at March 31, 2026 and December 31, 2025, respectively. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

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

Changes in the reserves for environmental remediation liabilities during first three months 2026 and full year 2025 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2024	$252
Changes in estimates recognized in earnings and other	48
Cash reductions	(15)
Balance at December 31, 2025	285
Changes in estimates recognized in earnings and other	1
Cash reductions	(4)
Balance at March 31, 2026	$282

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $33 million at both March 31, 2026 and December 31, 2025.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $57 million and $56 million at March 31, 2026 and December 31, 2025, respectively, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for first quarter 2026 and 2025 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	$2	$2,500	$10,105	$(160)	$(6,486)	$5,961	$76	$6,037
Net Earnings	—	—	107	—	—	107	—	107
Cash Dividends Declared (1) ($0.84 per share)	—	—	(98)	—	—	(98)	—	(98)
Other Comprehensive Income (Loss)	—	—	—	19	—	19	—	19
Share-Based Compensation Expense (2)	—	27	—	—	—	27	—	27
Stock Option Exercises	—	1	—	—	—	1	—	1
Other (3)	—	(8)	—	—	—	(8)	2	(6)
Distributions to noncontrolling interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2026	$2	$2,520	$10,114	$(141)	$(6,486)	$6,009	$77	$6,086

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	182	—	—	182	1	183
Cash Dividends Declared (1) ($0.83 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(7)	—	(7)	—	(7)
Share-Based Compensation Expense (2)	—	23	—	—	—	23	—	23
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	—	(12)	—	(12)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	$2	$2,476	$10,099	$(321)	$(6,385)	$5,871	$73	$5,944
(1)Cash dividends declared may consist of both paid and unpaid dividends.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital includes the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2024	$(317)	$3	$1	$(1)	$(314)
Period change	34	149	(29)	—	154
Balance at December 31, 2025	(283)	152	(28)	(1)	(160)
Period change	9	(7)	17	—	19
Balance at March 31, 2026	$(274)	$145	$(11)	$(1)	$(141)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	First Quarter
	2026		2025
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$19	$9	$(1)	$8
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(10)	(7)	—	—
Derivatives and hedging:
Unrealized gain (loss) during period	21	16	(17)	(13)
Reclassification adjustment for (gains) losses included in net income, net	1	1	(3)	(2)
Total other comprehensive income (loss)	$31	$19	$(21)	$(7)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	First Quarter
(In millions, except per share amounts)	2026	2025
Numerator
Earnings attributable to Eastman, net of tax	$107	$182

Denominator
Weighted average shares used for basic EPS	114.2	115.2
Dilutive effect of stock options and other awards	0.8	1.3
Weighted average shares used for diluted EPS	115.0	116.5

(Calculated using whole dollars and shares)
EPS
Basic	$0.93	$1.58
Diluted	$0.93	$1.57

Shares underlying stock options of 4,051,375 and 1,716,564 for first quarter 2026 and 2025 were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. No shares were repurchased in first quarter 2026 or 2025.

The Company declared cash dividends of $0.84 and $0.83 per share for first quarter 2026 and 2025, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	First Quarter
	2026	2025
Severance charges (1)(2)(3)	$6	$1
Restructuring and other charges (1)(3)(4)	3	8
Total	$9	$9

(1)First quarter 2026 included severance charges of $3 million and restructuring charges of $3 million related to the closure of a production line at a German performance films facility in the Advanced Materials ("AM") segment. In addition, inventory adjustments of $3 million in the AM segment were recognized in "Cost of sales" in the Unaudited Consolidated Statement of Earnings, Comprehensive Income, and Retained Earnings in first quarter 2026 related to this closure.
(2)First quarter 2026 included severance charges of $3 million related to corporate cost reduction initiatives reported in "Other".
(3)First quarter 2025 included severance charges of $1 million and restructuring charges of $3 million related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the Additives & Functional Products segment.
(4)First quarter 2025 included charges of $5 million related to profitability improvement initiatives which are reported in "Other".

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first three months 2026 and full year 2025:

(Dollars in millions)	Balance at January 1, 2026	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at March 31, 2026
Severance costs	$26	$6	$—	$(8)	$24
Restructuring and other charges	8	3	—	(5)	6
Total	$34	$9	$—	$(13)	$30

(Dollars in millions)	Balance at January 1, 2025	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at December 31, 2025
Asset Impairments	$—	$33	$(33)	$—	$—
Severance costs	23	39	—	(36)	26
Restructuring and other charges	3	24	(6)	(13)	8
Total	$26	$96	$(39)	$(49)	$34

Substantially all severance costs remaining as of March 31, 2026 are expected to be paid within one year.

12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. These share-based awards include restricted and unrestricted stock, restricted stock units ("RSUs"), stock options, stock appreciation rights, and performance share awards ("PSAs"). In first quarter 2026 and 2025, $27 million and $23 million, respectively, of compensation expense before tax was recognized in "Selling, general and administrative expense" in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings for all share-based awards. The related impact on net earnings for first quarter 2026 and 2025 was $20 million and $17 million, respectively, net of deferred tax expense related to share-based award compensation for each period.

Stock Option Grants

In first quarter 2026 and 2025, the Company granted approximately 773 thousand and 408 thousand stock options, respectively, under the 2021 Omnibus Stock Compensation Plan. Options are granted with an exercise price equal to the closing market price

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
of the Company's stock on the grant date, have a term of ten years, and generally vest ratably over a period of up to three years. In first quarter 2026 and 2025, $11 million and $9 million, respectively, of compensation expense related to stock option awards was recognized, including expense associated with qualifying termination eligibility. Compensation expense for stock option awards is generally recognized over the applicable vesting period. For employees that satisfy the qualifying termination provisions as defined in the award documents, the compensation expense may be recognized over a shorter time period. In first quarter 2026 and 2025, the Company recognized $10 million and $8 million, respectively, of stock option compensation expense for employees who became eligible under the qualifying termination provisions prior to completing the requisite service period. The Company utilizes the Black-Scholes-Merton option valuation model to estimate the fair value of stock options granted.

The assumptions used in the determination of fair value for stock option grants in first quarter 2026 and 2025 are provided in the table below:

	First Quarter
Assumptions	2026	2025
Expected volatility rate	31.30%	30.61%
Expected dividend yield	4.50%	3.32%
Average risk-free interest rate	3.83%	4.42%
Expected term years	7.2	6.8
Exercise price at grant date	$77.12	$100.56
Fair value of options granted	$17.41	$26.99

At March 31, 2026, $4 million in compensation expense related to unvested stock options is expected to be recognized over the next three years.

Other Share-Based Compensation Awards

The Company also grants PSAs, RSUs, and other long-term equity awards. PSAs are settled in unrestricted shares of common stock and vest at the end of a three-year performance period, contingent upon the achievement of specified performance goals, including average Return on Invested Capital and relative total stockholder return versus a defined peer group. The target shares awarded are assumed to be earned at 100 percent, and the actual number of shares awarded at the end of the three-year performance period can range from zero to 250 percent of the target shares based on final performance. RSUs are settled in unrestricted shares of common stock and generally vest over periods of up to three years. The fair value of the PSA component subject to market conditions is estimated using a Monte Carlo simulation model. The fair value of RSU awards is generally based on the closing market price of the Company's stock on the grant date. Compensation expense for PSAs, RSUs, and other long-term equity awards is generally recognized over the applicable vesting or performance period. For employees that satisfy the qualifying termination provisions as defined in the award documents and who meet certain additional requirements, the compensation expense may be recognized over a shorter time period.

In first quarter 2026 and 2025, the Company granted approximately 452 thousand and 332 thousand PSA target awards, respectively, for the 2026-2028 and 2025-2027 performance periods. In first quarter 2026 and 2025, the Company also granted approximately 239 thousand and 176 thousand RSUs, respectively. In first quarter 2026 and 2025, $16 million and $14 million, respectively, of compensation expense before tax was recognized for PSAs, RSUs, and other long-term equity awards and was included in the total compensation expense noted above for all share-based awards. At March 31, 2026, approximately $110 million in unrecognized compensation expense related to PSAs and RSUs is expected to be recognized primarily over a period of three years.

For additional information regarding share-based compensation plans and awards, see Note 18, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
13.SEGMENT INFORMATION

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. The economic factors that impact the nature, amount, timing, and uncertainty of revenue and cash flows vary among the Company's operating segments and the geographical regions in which they operate. This operating segment structure is used by the Chief Operating Decision Maker ("CODM"), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on Adjusted EBIT, defined as the GAAP measure earnings before interest and taxes ("EBIT"), adjusted for non-core, unusual, or non-recurring items. These adjustments allow the CODM to evaluate segment operating performance excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. For disaggregation of revenue by major product lines and regions for each operating segment, see Note 20, "Segment and Regional Sales Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments", in the Company's 2025 Annual Report on Form 10-K.

	First Quarter 2026
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$715	$739	$495	$225	$2,174

Cost of sales	557	536	480	161	1,734
Selling, general and administrative expenses	71	50	28	15	164
Other segment items (1)	18	11	5	4	38
Adjusted EBIT	69	142	(18)	45	238

Reconciliation of segment Adjusted EBIT to consolidated "Earnings before income taxes" ("EBT"):
Other adjusted EBIT (2)					(38)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(3)
Asset impairments, restructuring, and other charges, net (3)					(9)
Net interest expense					(52)
Consolidated EBT					$136

	First Quarter 2026
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$52	$36	$25	$16	$129	$2	$131
Capital expenditures	55	16	17	7	95	8	103
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

Reconciliation of segment Adjusted EBIT to consolidated EBT:
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

(Dollars in millions)	First Quarter
Sales by Segment	2026	2025
Advanced Materials	$715	$719
Additives & Functional Products	739	733
Chemical Intermediates	495	545
Fibers	225	288
Total Sales by Operating Segment	2,174	2,285
Other	3	5
Total Sales	$2,177	$2,290

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	March 31, 2026	December 31, 2025
Assets by Segment (1)
Advanced Materials	$5,783	$5,705
Additives & Functional Products	4,748	4,668
Chemical Intermediates	1,731	1,646
Fibers	1,027	1,020
Total Assets by Operating Segment	13,289	13,039
Corporate Assets	1,933	1,820
Total Assets	$15,222	$14,859
(1)Segment assets include accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the unaudited consolidated financial statements of Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and MD&A contained in the Company's 2025 Annual Report on Form 10-K, and the unaudited consolidated financial statements, including related notes, included in Part I, Item 1, in this Quarterly Report. All references to earnings per share ("EPS") contained in this report are diluted EPS unless otherwise noted.

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

Non-core, unusual, or non-recurring items include transactions, costs, and losses or gains relating to, among other things, cost reduction initiatives, growth and profitability improvement initiatives, changes in businesses and assets, and other events outside of the Company's core business operations, and have included asset impairments, restructuring, and other charges and gains; costs of and related to acquisitions; gains and losses from and costs related to dispositions, closures, or shutdowns of businesses or assets; financing transaction costs; environmental and other costs related to previously divested businesses, non-operational sites and product lines, and discontinued programs; mark-to-market losses or gains for pension and other postretirement benefit plans; the impact from significant tax law changes; and unusual or non-recurring income tax reserves or adjustments.

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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•Cost of sales impact from restructuring activities, and
•Asset impairments, restructuring, and other charges, net.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•Income tax related item resulting from enactment of the One Big Beautiful Bill Act ("OBBBA").

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	First Quarter
(Dollars in millions)	2026	2025
Non-core items impacting earnings before interest and taxes:
Cost of sales impact from restructuring activities	$3	$—
Asset impairments, restructuring, and other charges, net	9	9
Total non-core items impacting earnings before interest and taxes	12	9
Less: Items impacting provision for income taxes:
Tax effect of non-core items	4	1
Income tax related item	(5)	—
Interim adjustment to tax provision	(5)	(32)
Total items impacting provision for income taxes	(6)	(31)
Total items impacting net earnings attributable to Eastman	$18	$40

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

Sales, EBIT, and EBIT excluding non-core items were as follows:

	First Quarter
(Dollars in millions)	2026	2025
Sales	$2,177	$2,290
Earnings before interest and taxes	188	302
Earnings before interest and taxes excluding non-core items	200	311

Sales revenue decreased in first quarter 2026 compared to first quarter 2025 due to lower sales volume and lower selling prices partially offset by favorable foreign currency exchange impact. Lower sale volume was primarily driven by customer inventory destocking in the acetate tow product line as well as continued weakness across consumer discretionary end markets. Lower selling prices were due to lower raw material prices and continued weak commodity market conditions in the CI segment.

EBIT excluding non-core items decreased in first quarter 2026 compared to first quarter 2025 primarily due to lower selling prices, lower sales volume, lower asset utilization, and increased energy costs across our businesses resulting from Winter Storm Fern. These factors were partially offset by the benefit of continued cost reduction initiatives and recognition of an expected refund of U.S. tariffs paid in 2025 and 2026 under the International Emergency Economic Powers Act ("IEEPA").

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	First Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$107	$0.93	$182	$1.57
Total non-core and unusual items, net of tax	13	0.11	8	0.06
Interim adjustment to tax provision	5	0.05	32	0.28
Adjusted net earnings attributable to Eastman	$125	$1.09	$222	$1.91
Cash used in operating activities was $137 million in first three months 2026 compared to $167 million in first three months 2025.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales

	First Quarter
			Change
(Dollars in millions)	2026	2025	$	%
Sales	$2,177	$2,290	$(113)	(5)%
Volume / product mix effect			(84)	(4)%
Price effect			(82)	(4)%
Exchange rate effect			53	3%

Sales revenue decreased in first quarter 2026 compared to first quarter 2025 primarily due to decreases in the Fibers and CI segments. Further discussion by operating segments is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	First Quarter
(Dollars in millions)	2026	2025	Change
Gross profit	$431	$567	(24)%
Cost of sales impact from restructuring activities	3	—
Gross profit excluding non-core items	$434	$567	(23)%

Gross profit in first quarter 2026 included inventory adjustments related to the closure of a production line at a German performance films facility in the AM segment. Excluding this non-core item, gross profit decreased in first quarter 2026 compared to first quarter 2025 in all segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General and Administrative Expenses

	First Quarter
(Dollars in millions)	2026	2025	Change
Selling, general and administrative expenses	$178	$182	(2)%

Selling, general and administrative ("SG&A") expenses decreased in first quarter 2026 compared to first quarter 2025 primarily due to cost reduction initiatives, partially offset by higher variable compensation costs.

Research and Development Expenses

	First Quarter
(Dollars in millions)	2026	2025	Change
Research and development expenses	$60	$67	(10)%

R&D expenses decreased in first quarter 2026 compared to first quarter 2025 primarily due to targeted reductions in corporate R&D projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments, Restructuring, and Other Charges, Net

	First Quarter
(Dollars in millions)	2026	2025
Severance charges	$6	$1
Restructuring and other charges	3	8
Total	$9	$9

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	First Quarter
(Dollars in millions)	2026	2025
Other components of post-employment (benefit) cost, net	$(17)	$(1)

Other components of post-employment (benefit) cost, net decreased in first quarter 2026 compared to first quarter 2025 due to a prior service credit related to the Company’s 2025 other postretirement benefit plan amendment. For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2026	2025
Foreign exchange transaction losses, net	$1	$—
(Income) loss from equity investments and other investment (gains) losses, net	—	1
Other, net	12	7
Other (income) charges, net	$13	$8

Other (income) charges, net increased in first quarter 2026 compared to first quarter 2025 primarily due to an increase of indirect taxes. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	First Quarter
(Dollars in millions)	2026	2025	Change
Earnings before interest and taxes	$188	$302	(38)%
Cost of sales impact from restructuring activities	3	—
Asset impairments, restructuring, and other charges, net	9	9
Earnings before interest and taxes excluding non-core items	$200	$311	(36)%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2026	2025	Change
Gross interest costs	$57	$58	(2)%
Less: Capitalized interest	3	5
Interest expense	54	53
Less: Interest income	2	4
Net interest expense	$52	$49	6%

Net interest expense increased in first quarter 2026 compared to first quarter 2025 primarily due to lower capitalized interest and lower interest income.

Provision for Income Taxes

	First Quarter
	2026		2025
(Dollars in millions)	$	%	$	%
Provision for income taxes and effective tax rate	$29	21%	$70	28%
Tax provision for non-core items (1)	4		1
Income tax related item (2)	(5)		—
Interim adjustment to tax provision (3)	(5)		(32)
Adjusted provision for income taxes and effective tax rate	$23	15%	$39	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Resulting from the enactment of OBBBA.
(3)First quarter 2026 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. First quarter 2025 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Three Months (1)
	2026	2025
Effective tax rate	21%	28%
Discrete tax items (2)	(1)%	(2)%
Tax impact of current year non-core items (3)	(1)%	1%
Changes in tax contingencies and valuation allowances	1%	(2)%
Forecasted full year impact of expected tax events (4)	(5)%	(9)%
Forecasted full year adjusted effective tax rate	15%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 14.5 percent and 15.5 percent for first three months 2026 and 2025, respectively.
(2)"Discrete tax items" are items that are excluded from the Company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first three months 2026 and 2025 are related to share based compensation expense and adjustments to certain prior year tax returns.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	First Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$107	$0.93	$182	$1.57
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	2	0.02	—	—
Asset impairments, restructuring, and other charges, net	6	0.05	8	0.06
Unusual items:
Income tax related item	5	0.04	—	—
Interim adjustment to tax provision	5	0.05	32	0.28
Adjusted net earnings and diluted earnings per share attributable to Eastman	$125	$1.09	$222	$1.91
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. For additional financial and product information for each operating segment, see Part I, Item 1, "Business - Business Segments" and Part II, Item 8, Note 20, "Segment and Regional Sales Information", in the Company's 2025 Annual Report on Form 10-K.
Advanced Materials Segment

	First Quarter
			Change
	2026	2025	$	%
(Dollars in millions)
Sales	$715	$719	$(4)	(1)%
Volume / product mix effect			(2)	—%
Price effect			(22)	(4)%
Exchange rate effect			20	3%

Earnings before interest and taxes	$60	$116	$(56)	(48)%
Cost of sales impact from restructuring activities	3	—	3
Asset impairments, restructuring, and other charges, net	6	—	6
Earnings before interest and taxes excluding non-core items	69	116	(47)	(41)%
Sales revenue decreased slightly in first quarter 2026 compared to first quarter 2025 due to lower selling prices which were mostly offset by a favorable foreign currency exchange impact. Lower selling prices were attributed to lower raw material prices.

EBIT in first quarter 2026 included inventory adjustments and asset impairments, restructuring, and other charges, net related to the closure of a production line at a German performance films facility. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding these non-core items, EBIT decreased in first quarter 2026 compared to first quarter 2025 primarily due to unfavorable sales volume mix and unfavorable capacity utilization of $45 million and lower selling prices of $12 million, net of lower raw material costs. These impacts were partially offset by a favorable foreign currency exchange impact of $7 million. Additionally the negative impacts of Winter Storm Fern on energy as well as tariffs in distribution were offset by the recognition of IEEPA tariff refunds in first quarter 2026.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	First Quarter
			Change
	2026	2025	$	%
(Dollars in millions)
Sales	$739	$733	$6	1%
Volume / product mix effect			(9)	(1)%
Price effect			(11)	(2)%
Exchange rate effect			26	4%

Earnings before interest and taxes	$142	$137	$5	4%
Asset impairments, restructuring, and other charges, net	—	4	(4)
Earnings before interest and taxes excluding non-core items	142	141	1	1%

Sales revenue increased in first quarter 2026 compared to first quarter 2025 due to a favorable foreign currency exchange impact which was partially offset by lower selling prices and unfavorable sales volume mix. Lower selling prices were primarily driven by lower cost-pass-through contracts, while unfavorable sales volume mix was primarily due to weakness across the building and construction end market and certain discontinued products.

EBIT in first quarter 2025 included asset impairments, restructuring, and other charges, net related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding this non-core item, EBIT was favorable in first quarter 2026 compared to first quarter 2025 as favorable cost reduction initiatives and foreign currency exchange impacts were mostly offset by lower selling prices from cost-pass-through contracts.

Chemical Intermediates Segment

	First Quarter
			Change
	2026	2025	$	%
(Dollars in millions)
Sales	$495	$545	$(50)	(9)%
Volume / product mix effect			(15)	(3)%
Price effect			(42)	(7)%
Exchange rate effect			7	1%

Earnings (loss) before interest and taxes	$(18)	$19	$(37)	(195)%
Sales revenue decreased in first quarter 2026 compared to first quarter 2025 due to lower selling prices and lower sales volume which was partially offset by a favorable foreign currency exchange impact. Lower selling prices and lower sales volume were driven by continued weak commodity market conditions.

EBIT decreased in first quarter 2026 compared to first quarter 2025 due to $44 million of lower selling prices and the negative impacts of Winter Storm Fern on energy prices. These impacts were partially offset by lower raw material prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	First Quarter
			Change
	2026	2025	$	%
(Dollars in millions)
Sales	$225	$288	$(63)	(22)%
Volume / product mix effect			(54)	(19)%
Price effect			(9)	(3)%
Exchange rate effect			—	—%

Earnings before interest and taxes	$45	$88	$(43)	(49)%
Sales revenue decreased in first quarter 2026 compared to first quarter 2025 due to lower sales volume driven by continued customer inventory destocking in the acetate tow product line and the impact of the conflict in the Middle East. Lower selling prices were due to modestly lower contract pricing.

EBIT decreased in first quarter 2026 compared to first quarter 2025 primarily due to $38 million lower sales volume.
Other

	First Quarter
	2026	2025
(Dollars in millions)
Sales	$3	$5

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(37)	$(51)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	7	1
Asset impairments, restructuring, and other charges, net	(3)	(5)
Other income (charges), net not allocated to operating segments	(8)	(3)
Loss before interest and taxes	$(41)	$(58)
Asset impairments, restructuring, and other charges, net	3	5
Loss before interest and taxes excluding non-core items	(38)	(53)
Sales and costs related to growth initiatives, including the cellulosic biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other".

Loss before interest and taxes in first quarter 2026 and first quarter 2025 included severance charges related to corporate cost reduction initiatives. Excluding this non-core item, loss before interest and taxes decreased primarily due to targeted reductions in corporate R&D projects. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SALES BY CUSTOMER LOCATION

	Sales Revenue
	First Quarter
			Change
(Dollars in millions)	2026	2025	$	%
United States and Canada	$979	$1,020	$(41)	(4)%
Europe, Middle East, and Africa	574	610	(36)	(6)%
Asia Pacific	500	539	(39)	(7)%
Latin America	124	121	3	2%
Total Eastman	$2,177	$2,290	$(113)	(5)%

Sales revenue decreased 5 percent in first quarter 2026 compared to first quarter 2025. Lower sales revenue was due to lower selling prices across all regions and lower sales volume across all regions except the Latin America region. These decreases were partially offset by favorable foreign currency exchange impacts in the Europe, Middle East, and Africa, and Asia Pacific regions.
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

	First Three Months
(Dollars in millions)	2026	2025
Net cash provided by (used in)
Operating activities	$(137)	$(167)
Investing activities	(104)	(131)
Financing activities	341	(124)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net change in cash and cash equivalents	99	(419)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$665	$418

Cash used in operating activities decreased $30 million in first three months 2026 compared to first three months 2025 primarily due to lower variable compensation payout partially offset by lower net earnings.

Cash used in investing activities decreased $27 million in first three months 2026 compared to first three months 2025 primarily due to lower capital spend.

Cash provided by financing activities was $341 million in first three months 2026 compared to $124 million cash used in financing activities in first three months 2025. This increase was primarily due to higher proceeds and lower repayment of borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Priorities for uses of available cash include payment of the quarterly dividend, capital expenditures, net debt reduction, and share repurchases.

Working Capital Management and Off-Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold were $648 million and $676 million in first quarter 2026 and 2025, respectively. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $380 million and $346 million of these receivables would have been outstanding as of March 31, 2026 and December 31, 2025, respectively, had they not been sold under these factoring programs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman works with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. The Company has a voluntary supplier finance program to provide suppliers with the opportunity to sell receivables due from Eastman to a participating financial institution. The Company also maintains a structured payables program that utilizes a payables processing arrangement with a financial institution to support the processing and settlement of freight and logistics invoices. See Note 1, "Significant Accounting Policies", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information regarding both programs.

Debt and Other Commitments

At March 31, 2026, the Company's borrowings totaled $5.2 billion with various maturities. In first quarter 2026, the Company issued $600 million aggregate principal amount of 4.5% notes due February 2031 in a registered public offering (the "2026 Notes"). Proceeds from the sale of the 2026 Notes, net of original issue discounts and issuance costs, were $594 million.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Other Financial Information - Debt and Other Commitments" in Part II, Item 7 of the Company's 2025 Annual Report on Form 10-K for information on other commitments.

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remains unchanged. At March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both March 31, 2026 and December 31, 2025. The total amount of available borrowings under the Credit Facility was $1.50 billion as of March 31, 2026.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	March 31,	December 31,
(Dollars in millions)	2026	2025
Total borrowings	$5,220	$4,787
Less: Cash and cash equivalents	665	566
Net debt (1)	$4,555	$4,221
(1)Includes non-cash decrease of $12 million in 2026 and a non-cash increase of $68 million in 2025 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $103 million and $147 million in first three months 2026 and 2025, respectively. Capital expenditures in first three months 2026 were primarily for maintenance capital and limited growth capital for projects already in progress. The Company expects that 2026 capital expenditures will be approximately $400 million, primarily for maintenance capital and limited growth capital for projects already in progress.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock in first quarter 2026.

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, fair value of disposal groups, and related disclosure of contingent assets and liabilities. On an ongoing basis, Eastman evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, pension and other postretirement benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2025 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results. These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of March 31, 2026, the goodwill balance as reported on the Unaudited Consolidated Statements of Financial Position is $3.7 billion. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. During the most recent annual impairment analysis, fair values were determined to significantly exceed the carrying values for each reporting unit tested with the exception of performance films (part of the AM operating segment as described in Part I, Item 1, "Business", of the Company's 2025 Annual Report on Form 10-K), which has a goodwill balance of $812 million at March 31, 2026. Declines in market conditions or forecasted revenue and earnings or changes in other assumptions used to estimate fair value of the performance films reporting unit could result in future impairment of goodwill.

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

The Company determines its exposures to market risk by utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in foreign currency exchange rates, commodity prices, or interest rates. For more information regarding exposures, refer to Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

At March 31, 2026, the market risk associated with certain cash flows under foreign currency derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $33 million, with an additional $3 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

For information regarding the Company's material known risk factors which could materially adversely affect the Company, its business, financial condition, or results of operations, see "Risk Factors" in Part I, Item 1A of the Company's 2025 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of March 31, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock during first quarter 2026. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

ITEM 5.    OTHER INFORMATION

(c) Director and Officer Trading Arrangements

A portion of our directors' and officers' compensation is in the form of equity awards and, from time to time, they may engage in open-market transactions involving Company securities for diversification or other personal reasons. All such transactions in Company securities by directors and officers must comply with the Company's Insider Trading Policy, which requires that transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in the Company's securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information. The Company's Insider Trading Policy permits our directors and executive officers to enter into trading plans designed to comply with Rule 10b5-1.

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

4.01	Form of 4.5% Notes due 2031 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 20, 2026)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2026

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2026

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended March 31, 2026

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended March 31, 2026

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	May 1, 2026	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer