Form 10-Q
period 2026-06-30
EASTMAN CHEMICAL CO
filed 2026-07-31
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2026
Common Stock, par value $0.01 per share	114,377,421
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	46

1A.	Risk Factors	46

2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

5.	Other Information	47

6.	Exhibits	48

SIGNATURES

Signatures	49

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of the Company's information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; impacts from U.S. tariffs, reciprocal tariffs, and global trade disruption, including impacts from the conflict in the Middle East; competition; growth opportunities; supply and demand, volume, price, cost, margin and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases, and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Sales	$2,513	$2,287	$4,690	$4,577
Cost of sales	1,953	1,781	3,699	3,504
Gross profit	560	506	991	1,073
Selling, general and administrative expenses	185	157	363	339
Research and development expenses	65	67	125	134
Asset impairments, restructuring, and other charges, net	1	13	10	22
Other components of post-employment (benefit) cost, net	(16)	(2)	(33)	(3)
Other (income) charges, net	14	49	27	57
Earnings before interest and taxes	311	222	499	524
Net interest expense	55	53	107	102
Earnings before income taxes	256	169	392	422
Provision for income taxes	72	29	101	99
Net earnings	184	140	291	323
Less: Net earnings attributable to noncontrolling interest	1	—	1	1
Net earnings attributable to Eastman	$183	$140	$290	$322

Basic earnings per share attributable to Eastman	$1.60	$1.22	$2.54	$2.80
Diluted earnings per share attributable to Eastman	$1.59	$1.20	$2.51	$2.77

Comprehensive Income
Net earnings including noncontrolling interest	$184	$140	$291	$323
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(13)	(6)	(4)	2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(8)	—	(15)	—
Derivatives and hedging:
Unrealized gain (loss) during period	2	(32)	18	(45)
Reclassification adjustment for (gains) losses included in net income, net	—	6	1	4
Total other comprehensive income (loss), net of tax	(19)	(32)	—	(39)
Comprehensive income including noncontrolling interest	165	108	291	284
Less: Comprehensive income attributable to noncontrolling interest	1	—	1	1
Comprehensive income attributable to Eastman	$164	$108	$290	$283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Current assets
Cash and cash equivalents	$691	$566
Trade receivables, net of allowance for credit losses	1,097	737
Miscellaneous receivables	268	262
Inventories	2,101	1,980
Other current assets	98	100
Total current assets	4,255	3,645
Properties
Properties and equipment at cost	14,642	14,507
Less: Accumulated depreciation	8,956	8,776
Net properties	5,686	5,731
Goodwill	3,661	3,665
Intangible assets, net of accumulated amortization	924	970
Other noncurrent assets	898	848
Total assets	$15,424	$14,859

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,075	$2,066
Borrowings due within one year	765	586
Total current liabilities	2,840	2,652
Long-term borrowings	4,452	4,201
Deferred income tax liabilities	685	669
Post-employment obligations	393	409
Other long-term liabilities	879	891
Total liabilities	9,249	8,822
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 224,218,154 and 223,938,047 as of June 30, 2026 and December 31, 2025)	2	2
Additional paid-in capital	2,539	2,500
Retained earnings	10,201	10,105
Accumulated other comprehensive income (loss)	(160)	(160)
	12,582	12,447
Less: Treasury stock at cost (109,891,531 and 109,891,531 shares as of June 30, 2026 and December 31, 2025)	6,486	6,486
Total Eastman stockholders' equity	6,096	5,961
Noncontrolling interest	79	76
Total equity	6,175	6,037
Total liabilities and stockholders' equity	$15,424	$14,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$291	$323
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	263	253
Provision (benefit) from deferred income taxes	10	(48)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(369)	(183)
(Increase) decrease in inventories	(146)	(131)
Increase (decrease) in trade payables	85	(155)
Pension and other postretirement contributions (in excess of) less than expenses	(48)	(17)
Variable compensation payments (in excess of) less than expenses	22	(86)
Other items, net	(21)	110
Net cash provided by operating activities	87	66
Investing activities
Additions to properties and equipment	(203)	(297)
Government incentives	3	14
Other items, net	(3)	5
Net cash used in investing activities	(203)	(278)
Financing activities
Net increase in commercial paper and other borrowings	—	344
Proceeds from borrowings	594	246
Repayment of borrowings	(150)	(550)
Dividends paid to stockholders	(192)	(191)
Treasury stock purchases	—	(50)
Other items, net	(11)	(13)
Net cash provided by (used in) financing activities	241	(214)
Effect of exchange rate changes on cash and cash equivalents	—	12
Net change in cash and cash equivalents	125	(414)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$691	$423

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

Accounting Standards Issued But Not Adopted as of June 30, 2026

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

ASU 2026-02 Environmental Credits and Environmental Credit Obligations (Topic 818): The FASB issued this update in May 2026, which provides public companies specific guidelines for the recognition, measurement, presentation, and disclosure of tradable environmental assets and regulatory compliance liabilities. The ASU is effective for fiscal periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted. The update requires retrospective application. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

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

Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in second quarter 2026 and 2025 were $657 million and $674 million and in first six months 2026 and 2025 were $1.3 billion and $1.4 billion.

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

Confirmed obligations in these programs of $138 million and $110 million at June 30, 2026 and December 31, 2025 are included in "Payables and other current liabilities" on the Unaudited Consolidated Statements of Financial Position.

Government Grants

On May 29, 2025, the U.S. Department of Energy ("DOE") terminated an award related to the Company's Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas. The Company received $3 million in reimbursements from the DOE during first quarter 2026 related to reimbursement requests from the prior year. All requested reimbursements were received as of March 31, 2026. The Company has submitted an agency appeal seeking reinstatement of the award.

For additional government grant information, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Change in Laws and Regulations

Eastman recognizes the financial statement effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not sufficiently authorized and deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund IEEPA tariffs that were collected. As a result of these court rulings establishing the Company's legal right to a refund of IEEPA tariffs, the Company recognized a $2 million and $24 million benefit in "Cost of sales" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income in the second quarter and first six months 2026. In second quarter 2026, the Company received $22 million in tariff refunds. As of June 30, 2026, $2 million was reflected as "Miscellaneous receivables" on the Unaudited Consolidated Statements of Financial Position related to IEEPA tariff refunds.

2.INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2026	2025
Finished goods	$1,356	$1,361
Work in process	332	300
Raw materials and supplies	741	657
Total inventories at FIFO or average cost	2,429	2,318
Less: LIFO reserve	328	338
Total inventories	$2,101	$1,980

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent of total inventories at both June 30, 2026 and December 31, 2025.

3.INCOME TAXES

	Second Quarter				First Six Months
	2026		2025		2026		2025
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and tax rate	$72	28%	$29	17%	$101	26%	$99	23%

Second quarter and first six months 2026 provision for income taxes included the impact of transitional provisions of the One Big Beautiful Bill Act primarily related to the deductibility of previously capitalized research and development expenditures. Second quarter and first six months 2025 provision for income taxes included an increase related to uncertain tax positions offset by a decrease related to the foreign rate variance due to the Company's mix of earnings.

At June 30, 2026 and December 31, 2025, Eastman had $185 million and $183 million in unrecognized tax benefits.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2026	2025
Borrowings consisted of:
1.875% notes due November 2026 (1)	$569	$586
7.6% debentures due February 2027	196	196
4.5% notes due December 2028	498	497
5.0% notes due August 2029	744	743
4.5% notes due February 2031	594	—
5.75% notes due March 2033	497	496
5.625% notes due February 2034	744	744
4.8% notes due September 2042	495	495
4.65% notes due October 2044	880	880
2027 Term Loan	—	150
Total borrowings	5,217	4,787
Less: Borrowings due within one year	765	586
Long-term borrowings	$4,452	$4,201
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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remained unchanged. At June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2026 and December 31, 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at June 30, 2026 and December 31, 2025 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $5.1 billion at June 30, 2026 and $4.7 billion at December 31, 2025. The Company had no borrowings classified as Level 1 or Level 3 as of June 30, 2026 and December 31, 2025.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at June 30, 2026 and December 31, 2025 associated with Eastman's hedging programs.

Notional Outstanding	June 30, 2026	December 31, 2025

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€297	€357
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	11	9

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,793	€1,707
JPY/USD (in JPY)	¥7,885	¥7,885

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€500	€499

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from, or corroborated by, observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of June 30, 2026 or December 31, 2025. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during second quarter 2026 or 2025.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Statements of Financial Position. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Statements of Financial Position as of June 30, 2026 and December 31, 2025.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Statements of Financial Position Classification	Level 2
		June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$5	$1
Foreign exchange contracts	Other noncurrent assets	1	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	2	—
Cross-currency interest rate swaps	Other noncurrent assets	4	1
Total Derivative Assets		$12	$2

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$2	$7
Foreign exchange contracts	Payables and other current liabilities	5	19
Foreign exchange contracts	Other long-term liabilities	—	2

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	111	136
Total Derivative Liabilities		$118	$164
Total Net Derivative Assets (Liabilities)		$(106)	$(162)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In addition to the fair value associated with derivative instruments designated as cash flow hedges and net investment hedges, the Company had a carrying value of $569 million at June 30, 2026 and $586 million at December 31, 2025 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" on the Unaudited Consolidated Statements of Financial Position.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for second quarter and first six months 2026 and 2025.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Second Quarter		First Six Months		Second Quarter		First Six Months
Hedging Relationships	2026	2025	2026	2025	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Commodity contracts	$(5)	$1	$3	$2	$4	$(3)	$9	$(3)
Foreign exchange contracts	7	(27)	15	(44)	(3)	(4)	(8)	—
Forward starting interest rate and treasury lock swap contracts	—	—	1	1	(1)	(1)	(2)	(2)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	5	(45)	17	(66)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	22	(141)	59	(244)	—	—	—	—
Cross-currency interest rate swaps excluded component	(35)	(10)	(30)	56	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings and Comprehensive Income for second quarter and first six months 2026 and 2025.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Second Quarter
	2026			2025
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings and Comprehensive Income in which the effects of fair value or cash flow hedges are recognized	$2,513	$1,953	$55	$2,287	$1,781	$53
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		4			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(3)			(4)

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Six Months
	2026			2025
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings and Comprehensive Income in which the effects of fair value or cash flow hedges are recognized	$4,690	$3,699	$107	$4,577	$3,504	$102
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(2)			(2)
Commodity Contracts:
Amount reclassified from AOCI into earnings		9			(3)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(8)			—

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income. As a result of these derivatives, the Company recognized a net loss of $6 million and $18 million during second quarter and first six months 2026, and recognized a net gain of $15 million and $18 million during second quarter and first six months 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax monetized positions and mark-to-market gains and losses from currency, raw materials and energy, and certain interest rate hedges that were included in AOCI resulted in a net unrealized loss of $47 million and a net unrealized loss of $119 million at June 30, 2026 and December 31, 2025. Unrealized losses in AOCI decreased between December 31, 2025 and June 30, 2026 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If realized, approximately $5 million in pre-tax losses as of June 30, 2026, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

Components of net periodic benefit (credit) cost were as follows:

	Second Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$2	$5	$2	$—	$—
Interest cost	15	7	18	6	2	6
Expected return on assets	(22)	(8)	(23)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(9)	—
Net periodic benefit (credit) cost	$(3)	$1	$—	$—	$(8)	$5

	First Six Months
	Pension Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8	$4	$9	$4	$—	$—
Interest cost	30	14	36	12	5	11
Expected return on assets	(45)	(16)	(45)	(15)	(2)	(2)
Amortization of:
Prior service credit, net	—	—	—	—	(19)	—
Net periodic benefit (credit) cost	$(7)	$2	$—	$1	$(16)	$9

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position as follows:

(Dollars in millions)	June 30, 2026	December 31, 2025
Environmental contingencies, current	$25	$20
Environmental contingencies, long-term	296	298
Total	$321	$318

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $287 million to $524 million and from $285 million to $509 million at June 30, 2026 and December 31, 2025. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income.

Changes in the reserves for environmental remediation liabilities during first six months 2026 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2025	$285
Changes in estimates recognized in earnings and other	10
Cash reductions	(8)
Balance at June 30, 2026	$287

Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $34 million and $33 million at June 30, 2026 and December 31, 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $57 million and $56 million at June 30, 2026 and December 31, 2025, and are included in "Other long-term liabilities" on the Unaudited Consolidated Statements of Financial Position.

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

9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for second quarter and first six months 2026 and 2025 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2026	$2	$2,520	$10,114	$(141)	$(6,486)	$6,009	$77	$6,086
Net Earnings	—	—	183	—	—	183	1	184
Cash Dividends Declared (1) ($0.84 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(19)	—	(19)	—	(19)
Share-Based Compensation Expense (2)	—	19	—	—	—	19	—	19
Stock Option Exercises	—	1	—	—	—	1	—	1
Other	—	(1)	—	—	—	(1)	3	2
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2026	$2	$2,539	$10,201	$(160)	$(6,486)	$6,096	$79	$6,175

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at March 31, 2025	$2	$2,476	$10,099	$(321)	$(6,385)	$5,871	$73	$5,944
Net Earnings	—	—	140	—	—	140	—	140
Cash Dividends Declared (1) ($0.83 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	(32)	—	(32)	—	(32)
Share-Based Compensation Expense (2)	—	2	—	—	—	2	—	2
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906
(1)Cash dividends declared may consist of both paid and unpaid dividends.
(2)Share-based compensation expense is based on the fair value of share-based awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	$2	$2,500	$10,105	$(160)	$(6,486)	$5,961	$76	$6,037
Net Earnings	—	—	290	—	—	290	1	291
Cash Dividends Declared (1) ($1.68 per share)	—	—	(194)	—	—	(194)	—	(194)
Other Comprehensive Income (Loss)	—	—	—	—	—	—	—	—
Share-Based Compensation Expense (2)	—	46	—	—	—	46	—	46
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(9)	—	—	—	(9)	5	(4)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2026	$2	$2,539	$10,201	$(160)	$(6,486)	$6,096	$79	$6,175

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	322	—	—	322	1	323
Cash Dividends Declared (1) ($1.66 per share)	—	—	(192)	—	—	(192)	—	(192)
Other Comprehensive Income (Loss)	—	—	—	(39)	—	(39)	—	(39)
Share-Based Compensation Expense (2)	—	25	—	—	—	25	—	25
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	—	(12)	—	(12)
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906
(1)Cash dividends declared may consist of both paid and unpaid dividends.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital included the value of shares withheld for employees' taxes on vesting of share-based compensation awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(283)	$152	$(28)	$(1)	$(160)
Period change	(4)	(15)	19	—	—
Balance at June 30, 2026	$(287)	$137	$(9)	$(1)	$(160)
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

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings and Comprehensive Income are presented below, before tax and net of tax effects:

	Second Quarter
	2026		2025
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$(16)	$(13)	$(43)	$(6)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(9)	(8)	—	—
Derivatives and hedging:
Unrealized gain (loss) during period	3	2	(43)	(32)
Reclassification adjustment for (gains) losses included in net income, net	—	—	8	6
Total other comprehensive income (loss)	$(22)	$(19)	$(78)	$(32)

	First Six Months
	2026		2025
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$3	$(4)	$(44)	$2
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(19)	(15)	—	—
Derivatives and hedging:
Unrealized gain (loss) during period	24	18	(60)	(45)
Reclassification adjustment for (gains) losses included in net income, net	1	1	5	4
Total other comprehensive income (loss)	$9	$—	$(99)	$(39)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Second Quarter		First Six Months
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator
Earnings attributable to Eastman, net of tax	$183	$140	$290	$322

Denominator
Weighted average shares used for basic EPS	114.3	115.0	114.2	115.1
Dilutive effect of stock options and other awards	1.0	1.2	1.0	1.3
Weighted average shares used for diluted EPS	115.3	116.2	115.2	116.4

(Calculated using whole dollars and shares)
EPS
Basic	$1.60	$1.22	$2.54	$2.80
Diluted	$1.59	$1.20	$2.51	$2.77

Shares underlying stock options of 3,987,014 and 3,264,994 for second quarter 2026 and 2025, and 4,038,459 and 1,772,176 for first six months 2026 and 2025 were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. No shares were repurchased in second quarter and first six months 2026, and 643,791 shares were repurchased in both second quarter and first six months 2025.

The Company declared cash dividends of $0.84 and $0.83 per share for second quarter 2026 and 2025, and $1.68 and $1.66 for first six months 2026 and 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	Second Quarter		First Six Months
	2026	2025	2026	2025
Severance charges (1)(2)(3)(4)	$1	$10	$7	$11
Restructuring and other charges (2)(4)(5)	—	3	3	11
Total	$1	$13	$10	$22

(1)Second quarter and first six months 2026 included severance charges of $1 million and $4 million related to corporate cost reduction initiatives reported in "Other".
(2)First six months 2026 included severance charges of $3 million and restructuring charges of $3 million related to the closure of a production line at a German performance films facility in the Advanced Materials ("AM") segment. In addition, inventory adjustments of $3 million in the AM segment were recognized in "Cost of sales" in the Unaudited Consolidated Statement of Earnings and Comprehensive Income in first six months 2026 related to this closure.
(3)Second quarter and first six months 2025 included severance charges of $10 million related to corporate cost reduction initiatives reported in "Other".
(4)First six months 2025 included severance charges of $1 million and restructuring charges of $3 million related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the Additives & Functional Products segment.
(5)Second quarter and first six months 2025 included charges of $3 million and $8 million related to profitability improvement initiatives reported in "Other."

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first six months 2026:

(Dollars in millions)	Balance at January 1, 2026	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at June 30, 2026
Severance costs	$26	$7	$—	$(14)	$19
Restructuring and other charges	8	3	—	(5)	6
Total	$34	$10	$—	$(19)	$25

Substantially all severance costs remaining as of June 30, 2026 are expected to be paid within one year.

12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. Share-based awards include restricted and unrestricted stock, restricted stock units, stock options, stock appreciation rights, and performance share awards.

In second quarter 2026 and 2025, $19 million and $2 million of compensation expense before tax was recognized in "Selling, general and administrative expense" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income for all share-based awards. The related impact on net earnings for second quarter 2026 and 2025 was $15 million and $2 million net of deferred tax expense related to share-based award compensation for each period.

In first six months 2026 and 2025, $46 million and $25 million of compensation expense before tax was recognized in "Selling, general and administrative expense" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income for all share-based awards. The related impact on net earnings for first six months 2026 and 2025 was $35 million and $19 million net of deferred tax expense related to share-based award compensation for each period.

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

	Second Quarter 2026
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$817	$807	$643	$243	$2,510

Cost of sales	616	594	549	185	1,944
Selling, general and administrative expenses	74	50	30	19	173
Other segment items (1)	18	12	6	3	39
Adjusted EBIT	109	151	58	36	354

Reconciliation of segment Adjusted EBIT to consolidated "Earnings before income taxes" ("EBT"):
"Other" adjusted EBIT (2)					(34)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(1)
Environmental and other costs (4)					(8)
Net interest expense					(55)
Consolidated EBT					$256

	Second Quarter 2026
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$55	$37	$25	$15	$132	$—	$132
Capital expenditures	59	18	9	10	96	4	100
(1)Other segment items for each reportable segment included research and development ("R&D") expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines, which included associated gains and losses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$777	$769	$463	$274	$2,283

Cost of sales	568	558	465	174	1,765
Selling, general and administrative expenses	64	43	21	16	144
Other segment items (1)	24	15	7	3	49
Adjusted EBIT	121	153	(30)	81	325

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" adjusted EBIT (2)					(50)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(13)
Environmental and other costs (4)					(40)
Net interest expense					(53)
Consolidated EBT					$169

	Second Quarter 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$51	$36	$24	$16	$127	$—	$127
Capital expenditures	92	24	14	12	142	8	150
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines primarily related to increased chemical costs for groundwater treatment and new and extended remediation costs reported in "Other" to be paid out over 30 years.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months 2026
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$1,532	$1,546	$1,138	$468	$4,684

Cost of sales	1,173	1,130	1,029	346	3,678
Selling, general and administrative expenses	145	100	58	34	337
Other segment items (1)	36	23	11	7	77
Adjusted EBIT	178	293	40	81	592

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" adjusted EBIT (2)					(72)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(3)
Asset impairments, restructuring, and other charges, net (3)					(10)
Environmental and other costs (4)					(8)
Net interest expense					(107)
Consolidated EBT					$392

	First Six Months 2026
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$107	$73	$50	$31	$261	$2	$263
Capital expenditures	114	34	26	17	191	12	203
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines, which included associated gains and losses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$1,496	$1,502	$1,008	$562	$4,568

Cost of sales	1,079	1,084	957	350	3,470
Selling, general and administrative expenses	133	94	49	35	311
Other segment items (1)	47	30	13	8	98
Adjusted EBIT	237	294	(11)	169	689

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" adjusted EBIT (2)					(103)
Non-core items impacting EBIT
Asset impairments, restructuring, and other charges, net (3)					(22)
Environmental and other costs (4)					(40)
Net interest expense					(102)
Consolidated EBT					$422

	First Six Months 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$101	$71	$48	$32	$252	$1	$253
Capital expenditures	189	39	33	20	281	16	297
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines primarily related to increased chemical costs for groundwater treatment and new and extended remediation costs reported in "Other" to be paid out over 30 years.

(Dollars in millions)	Second Quarter		First Six Months
Sales by Segment	2026	2025	2026	2025
Advanced Materials	$817	$777	$1,532	$1,496
Additives & Functional Products	807	769	1,546	1,502
Chemical Intermediates	643	463	1,138	1,008
Fibers	243	274	468	562
Total Sales by Operating Segment	2,510	2,283	4,684	4,568
Other	3	4	6	9
Total Sales	$2,513	$2,287	$4,690	$4,577

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2026	December 31, 2025
(Dollars in millions)
Assets by Segment (1)
Advanced Materials	$5,872	$5,705
Additives & Functional Products	4,744	4,668
Chemical Intermediates	1,765	1,646
Fibers	1,038	1,020
Total Assets by Operating Segment	13,419	13,039
Corporate Assets	2,005	1,820
Total Assets	$15,424	$14,859
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

Non-GAAP Measures in this Quarterly Report

The following non-core items are excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•Cost of sales impact from restructuring activities,
•Asset impairments, restructuring, and other charges, net, and
•Environmental and other costs from previously divested or non-operational sites and product lines, which included associated gains and losses.

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•Income tax related item resulting from enactment of the One Big Beautiful Bill Act ("OBBBA").

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2026	2025	2026	2025
Non-core items impacting earnings before interest and taxes:
Cost of sales impact from restructuring activities	$—	$—	$3	$—
Asset impairments, restructuring, and other charges, net	1	13	10	22
Environmental and other costs	8	40	8	40
Total non-core items impacting earnings before interest and taxes	9	53	21	62
Less: Items impacting provision for income taxes:
Tax effect of non-core items	(1)	14	3	15
Income tax related item	(8)	—	(13)	—
Interim adjustment to tax provision	(26)	(7)	(31)	(39)
Total items impacting provision for income taxes	(35)	7	(41)	(24)
Total items impacting net earnings attributable to Eastman	$44	$46	$62	$86

This MD&A includes an analysis of the effect of the foregoing on the following GAAP financial measures:

•Gross profit;
•Other income (charges), net;
•Earnings before interest and taxes ("EBIT");
•Provision for income taxes;
•Net earnings attributable to Eastman;
•Diluted EPS; and
•Total borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Eastman's products and operations are managed and reported in four operating segments: Advanced Materials ("AM"), Additives & Functional Products ("AFP"), Chemical Intermediates ("CI"), and Fibers. Eastman uses an innovation-driven growth model which consists of leveraging world class scalable technology platforms, delivering differentiated application development capabilities, and relentlessly engaging the market. The Company's world class technology platforms, scale advantage, and sustainability macrotrends form the foundation of the Company's research and development ("R&D") and innovation initiatives. Molecular recycling technologies continue to be an area of investment focus for the Company and extend the level of differentiation afforded by our world class technology platforms. Eastman began operating the world's largest polyester molecular recycling facility in 2024. Differentiated application development converts market complexity into opportunities for growth and accelerates innovation by enabling a deeper understanding of the value of Eastman's products and how they perform within customers' and end-user products. Key areas of application development include thermoplastic conversion, functional films, coatings formulations, textiles, and personal and home care formulations. The Company engages the market by working directly with customers and downstream users, targeting attractive markets, and leveraging disruptive macro trends. Management believes that these elements of the Company's innovation-driven growth model, combined with disciplined portfolio management and balanced capital deployment, will result in consistent, sustainable earnings growth and strong cash flow from operations.

Sales, EBIT, and EBIT excluding non-core items were as follows:

	Second Quarter		First Six Months
(Dollars in millions)	2026	2025	2026	2025
Sales	$2,513	$2,287	$4,690	$4,577
Earnings before interest and taxes	311	222	499	524
Earnings before interest and taxes excluding non-core items	320	275	520	586

Sales revenue increased in second quarter 2026 compared to second quarter 2025 primarily due to higher sales volume mix and higher selling prices. Higher sales volume mix in the AM and CI segments was partially offset by lower sales volume mix in the Fibers segment. Higher selling prices in the CI segment were primarily driven by tightening market conditions from the ongoing Middle East conflict. Higher selling prices in specialty businesses offset higher raw material and distribution costs.

Sales revenue increased in first six months 2026 compared to first six months 2025 primarily due to a favorable foreign currency exchange impact.

EBIT excluding non-core items increased in second quarter 2026 compared to second quarter 2025 primarily due to higher selling prices, net of slightly higher raw material and energy costs and the benefit of continued cost reduction initiatives. These impacts were partially offset by higher selling general and administration ("SG&A") and planned maintenance expenses.

EBIT excluding non-core items decreased in first six months 2026 compared to first six months 2025 primarily due to lower sales volume mix, lower selling prices, higher raw material and energy costs, and higher SG&A expenses. These impacts were partially offset by the impact of cost reduction initiatives and a favorable foreign currency exchange impact primarily in the AM and AFP segments.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Second Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$183	$1.59	$140	$1.20
Total non-core and unusual items, net of tax	18	0.16	39	0.34
Interim adjustment to tax provision	26	0.22	7	0.06
Adjusted net earnings attributable to Eastman	$227	$1.97	$186	$1.60

	First Six Months
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$290	$2.51	$322	$2.77
Total non-core and unusual items, net of tax	31	0.27	47	0.40
Interim adjustment to tax provision	31	0.28	39	0.34
Adjusted net earnings	$352	$3.06	$408	$3.51
Cash provided by operating activities was $87 million in first six months 2026 compared to $66 million in first six months 2025.

RESULTS OF OPERATIONS

Sales

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Sales	$2,513	$2,287	$226	10%	$4,690	$4,577	$113	2%
Volume / product mix effect			111	5%			27	—%
Price effect			87	4%			5	—%
Exchange rate effect			28	1%			81	2%

Sales revenue increased in second quarter and first six months 2026 compared to second quarter and first six months 2025 due to increases in all segments except the Fibers segment. Further discussion by operating segments is presented in "Summary by Operating Segment" in this MD&A.

Gross Profit

	Second Quarter			First Six Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Gross profit	$560	$506	11%	$991	$1,073	(8)%
Cost of sales impact from restructuring activities	—	—		3	—
Gross profit excluding non-core item	$560	$506	11%	$994	$1,073	(7)%

Gross profit increased in second quarter 2026 compared to second quarter 2025 due to increases in the CI and AFP segments partially offset by decreases in the Fibers and AM segments. Gross profit in first six months 2026 included inventory adjustments related to the closure of a production line at a German performance films facility in the AM segment. Excluding this non-core item, gross profit decreased in first six months 2026 compared to first six months 2025 due to decreases in all segments except the CI segment. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Selling, general and administrative expenses	$185	$157	18%	$363	$339	7%

Selling, general and administrative expenses increased in second quarter and first six months 2026 compared to second quarter and first six months 2025 primarily due to higher variable compensation costs partially offset by cost reduction initiatives.

Research and Development Expenses

	Second Quarter			First Six Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Research and development expenses	$65	$67	(3)%	$125	$134	(7)%

Research and development expenses decreased in second quarter and first six months 2026 compared to second quarter and first six months 2025 primarily due to targeted reductions in R&D projects.

Asset Impairments, Restructuring, and Other Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2026	2025	2026	2025
Severance charges	$1	$10	$7	$11
Restructuring and other charges	—	3	3	11
Total	$1	$13	$10	$22

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other Components of Post-employment (Benefit) Cost, Net

	Second Quarter		First Six Months
(Dollars in millions)	2026	2025	2026	2025
Other components of post-employment (benefit) cost, net	$(16)	$(2)	$(33)	$(3)

Other components of post-employment (benefit) cost, net were more favorable in second quarter and first six months 2026 compared to second quarter and first six months 2025 due to a prior service credit related to the Company's 2025 other postretirement benefit plan amendment. For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2026	2025	2026	2025
Foreign exchange transaction losses, net	$—	$4	$1	$4
(Income) loss from equity investments and other investment (gains) losses, net	1	1	1	2
Environmental and other costs	8	40	8	40
Other, net	5	4	17	11
Other (income) charges, net	$14	$49	$27	$57
Environmental and other costs	(8)	(40)	(8)	(40)
Other (income) charges, net excluding non-core items	$6	$9	$19	$17

Other (income) charges, net in second quarter and first six months 2026 and 2025 included environmental and other costs related to previously divested businesses or non-operational sites and product lines, and in second quarter and first six months 2026 also included associated gains and losses. Excluding these non-core items, Other (income) charges, net decreased in second quarter 2026 compared to second quarter 2025 primarily due to lower foreign exchange transaction losses, and increased in first six months 2026 compared to first six months 2025 primarily due to an increase of indirect taxes. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Earnings before interest and taxes	$311	$222	40%	$499	$524	(5)%
Cost of sales impact from restructuring activities	—	—		3	—
Asset impairments, restructuring, and other charges, net	1	13		10	22
Environmental and other costs	8	40		8	40
Earnings before interest and taxes excluding non-core items	$320	$275	16%	$520	$586	(11)%

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Gross interest costs	$60	$59	2%	$117	$117	—%
Less: Capitalized interest	3	3		6	8
Interest expense	57	56		111	109
Less: Interest income	2	3		4	7
Net interest expense	$55	$53	4%	$107	$102	5%

Net interest expense increased in second quarter and first six months 2026 compared to second quarter and first six months 2025 primarily due to lower interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter				First Six Months
	2026		2025		2026		2025
(Dollars in millions)	$	%	$	%	$	%	$	%
Provision for income taxes and effective tax rate	$72	28%	$29	17%	$101	26%	$99	23%
Tax provision for non-core items (1)	(1)		14		3		15
Income tax related item (2)	(8)		—		(13)		—
Interim adjustment to tax provision (3)	(26)		(7)		(31)		(39)
Adjusted provision for income taxes and effective tax rate	$37	15%	$36	16%	$60	15%	$75	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Resulting from the enactment of OBBBA.
(3)Second quarter 2026 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Second quarter 2025 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Six Months (1)
	2026	2025
Effective tax rate	26%	23%
Discrete tax items (2)	(1)%	(1)%
Tax impact of current year non-core items (3)	(2)%	4%
Changes in tax contingencies and valuation allowances	—%	(2)%
Forecasted full year impact of expected tax events (4)	(8)%	(8)%
Forecasted full year adjusted effective tax rate	15%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 14.5 percent and 15.5 percent for first six months 2026 and 2025.
(2)"Discrete tax items" are items that are excluded from the Company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first six months 2026 and 2025 are related to share based compensation expense and adjustments to certain prior year tax returns.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Second Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$183	$1.59	$140	$1.20
Non-core items, net of tax: (1)
Asset impairments, restructuring, and other charges, net	1	0.01	8	0.08
Environmental and other costs	9	0.08	31	0.26
Unusual item:
Income tax related item	8	0.07	—	—
Interim adjustment to tax provision	26	0.22	7	0.06
Adjusted net earnings and diluted earnings per share attributable to Eastman	$227	$1.97	$186	$1.60

	First Six Months
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$290	$2.51	$322	$2.77
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	2	0.02	—	—
Asset impairments, restructuring, and other charges, net	7	0.06	16	0.14
Environmental and other costs	9	0.08	31	0.26
Unusual item:
Income tax related item	13	0.11	—	—
Interim adjustment to tax provision	31	0.28	39	0.34
Adjusted net earnings and diluted earnings per share attributable to Eastman	$352	$3.06	$408	$3.51
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
Advanced Materials Segment

	Second Quarter				First Six Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$817	$777	$40	5%	$1,532	$1,496	$36	2%
Volume / product mix effect			28	4%			27	2%
Price effect			(1)	—%			(23)	(2)%
Exchange rate effect			13	1%			32	2%

Earnings before interest and taxes	$109	$121	$(12)	(10)%	$169	$237	$(68)	(29)%
Cost of sales impact from restructuring activities	—	—	—		3	—	3
Asset impairments, restructuring, and other charges, net	—	—	—		6	—	6
Earnings before interest and taxes excluding non-core items	109	121	(12)	(10)%	178	237	(59)	(25)%
Sales revenue increased in second quarter 2026 compared to second quarter 2025 due to higher sales volume mix and a favorable foreign currency exchange impact. Higher sales volume mix was driven by growth across the segment.

Sales revenue increased in first six months 2026 compared to first six months 2025 due to a favorable foreign currency exchange impact and higher sales volume mix partially offset by lower selling prices.

EBIT decreased in second quarter 2026 compared to second quarter 2025 primarily due to $7 million higher sales volume mix and a favorable foreign currency exchange impact being more than offset by higher manufacturing costs, as a result of lower asset utilization, and higher SG&A expenses.

EBIT in first six months 2026 included inventory adjustments and asset impairments, restructuring, and other charges, net related to the closure of a production line at a German performance films facility. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding these non-core items, EBIT decreased in first six months 2026 compared to first six months 2025 due to lower selling prices and higher manufacturing costs, as a result of lower asset utilization, partially offset by a favorable foreign currency exchange impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Second Quarter				First Six Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$807	$769	$38	5%	$1,546	$1,502	$44	3%
Volume / product mix effect			(1)	—%			(10)	—%
Price effect			28	4%			18	1%
Exchange rate effect			11	1%			36	2%

Earnings before interest and taxes	$151	$153	$(2)	(1)%	$293	$290	$3	1%
Asset impairments, restructuring, and other charges, net	—	—	—		—	4	(4)
Earnings before interest and taxes excluding non-core item	151	153	(2)	(1)%	293	294	(1)	—%

Sales revenue increased in second quarter 2026 compared to second quarter 2025 primarily due to higher selling prices driven by cost-pass-through contracts.

Sales revenue increased in first six months 2026 compared to first six months 2025 due to a favorable foreign currency exchange impact and higher selling prices. Higher selling prices were driven by cost-pass-through contracts.

EBIT in first six months 2025 included asset impairments, restructuring, and other charges, net related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding this non-core item, EBIT was relatively unchanged in second quarter and first six months 2026 compared to second quarter and first six months 2025 as higher manufacturing costs were mostly offset by higher sales volume mix and a favorable foreign currency exchange impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Second Quarter				First Six Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$643	$463	$180	39%	$1,138	$1,008	$130	13%
Volume / product mix effect			112	24%			97	10%
Price effect			65	14%			22	2%
Exchange rate effect			3	1%			11	1%

Earnings (loss) before interest and taxes	$58	$(30)	$88	293%	$40	$(11)	$51	464%
Sales revenue increased in second quarter and first six months 2026 compared to second quarter and first six months 2025 due to higher sales volume mix and higher selling prices, particularly for olefin and derivative products. These increases were driven by additional product availability compared to the prior year period and supply disruptions.

EBIT increased in second quarter 2026 compared to second quarter 2025 primarily due to $83 million of higher selling prices and lower raw material and energy costs.

EBIT increased in first six months 2026 compared to first six months 2025 primarily due to $24 million higher selling prices and lower raw material and energy costs and higher sales volume mix.

Fibers Segment

	Second Quarter				First Six Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$243	$274	$(31)	(11)%	$468	$562	$(94)	(17)%
Volume / product mix effect			(27)	(10)%			(81)	(14)%
Price effect			(6)	(2)%			(15)	(3)%
Exchange rate effect			2	1%			2	—%

Earnings before interest and taxes	$36	$81	$(45)	(56)%	$81	$169	$(88)	(52)%
Sales revenue decreased in second quarter and first six months 2026 compared to second quarter and first six months 2025 due to lower sales volume mix driven by continued customer buying patterns to continue with inventory destocking in the acetate tow product line and continued weakness in the textiles end market relative to tariff-driven volume strength last year.

EBIT decreased in second quarter 2026 compared to second quarter 2025 primarily due to $36 million lower sales volume mix and lower selling prices and higher raw material and energy costs.
EBIT decreased in first six months 2026 compared to first six months 2025 primarily due to $68 million lower sales volume mix and unfavorable asset utilization and lower selling prices and higher raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Second Quarter		First Six Months
	2026	2025	2026	2025
(Dollars in millions)
Sales	$3	$4	$6	$9

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(41)	$(47)	$(78)	$(98)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	7	1	14	2
Asset impairments, restructuring, and other charges, net	(1)	(13)	(4)	(18)
Other income (charges), net not allocated to operating segments	(8)	(44)	(16)	(47)
Loss before interest and taxes	$(43)	$(103)	$(84)	$(161)
Asset impairments, restructuring, and other charges, net	1	13	4	18
Environmental and other costs	8	40	8	40
Loss before interest and taxes excluding non-core items	(34)	(50)	(72)	(103)
Sales and costs related to growth initiatives, including the cellulosic biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other".

Loss before interest and taxes in second quarter and first six months 2026 and second quarter and first six months 2025 included environmental and other costs from previously divested or non-operational sites and product lines, and severance charges related to corporate cost reduction initiatives, and in second quarter and first six months 2026 also included associated gains and losses. For more information regarding non-GAAP items, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
United States and Canada	$1,158	$963	$195	20%	$2,137	$1,983	$154	8%
Europe, Middle East, and Africa	628	610	18	3%	1,202	1,220	(18)	(1)%
Asia Pacific	578	583	(5)	(1)%	1,078	1,122	(44)	(4)%
Latin America	149	131	18	14%	273	252	21	8%
Total Eastman	$2,513	$2,287	$226	10%	$4,690	$4,577	$113	2%

Sales revenue increased 10 percent in second quarter 2026 compared to second quarter 2025. Higher sales revenue was due to higher sales volume across all regions except the Europe, Middle East, and Africa region ("EMEA") and higher selling prices across all regions except the Asia Pacific region.
Sales revenue increased 2 percent in first six months 2026 compared to first six months 2025. Higher sales revenue was primarily due to higher sales volume and higher selling prices in the United States and Canada and Latin America regions, as well as a favorable foreign currency exchange impact in the EMEA and Asia Pacific regions. These increases were partially offset by lower sales volume and lower selling prices in the EMEA and Asia Pacific regions.
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

	First Six Months
(Dollars in millions)	2026	2025
Net cash provided by (used in)
Operating activities	$87	$66
Investing activities	(203)	(278)
Financing activities	241	(214)
Effect of exchange rate changes on cash and cash equivalents	—	12
Net change in cash and cash equivalents	125	(414)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$691	$423

Cash provided by operating activities increased $21 million in first six months 2026 compared to first six months 2025 primarily due to lower variable compensation payout and reduced working capital cash outflows partially offset by unfavorable Other items, net, including higher cash tax payments.

Cash used in investing activities decreased $75 million in first six months 2026 compared to first six months 2025 primarily due to lower capital spend.

Cash provided by financing activities was $241 million in first six months 2026 compared to $214 million cash used in financing activities in first six months 2025. This increase was primarily due to lower repayment of borrowings. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Priorities for uses of available cash include payment of the quarterly dividend, capital expenditures, and share repurchases while maintaining our solid investment-grade balance sheet.

Working Capital Management and Off-Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold were $657 million and $674 million in second quarter 2026 and 2025, and $1.3 billion and $1.4 billion in first six months 2026 and 2025. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $406 million and $346 million of these receivables would have been outstanding as of June 30, 2026 and December 31, 2025 had they not been sold under these factoring programs.

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

Debt and Other Commitments

At June 30, 2026, the Company's borrowings totaled $5.2 billion with various maturities. In first quarter 2026, the Company issued $600 million aggregate principal amount of 4.5% notes due February 2031 in a registered public offering (the "2026 Notes"). Proceeds from the sale of the 2026 Notes, net of original issue discounts and issuance costs, were $594 million.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remain unchanged. At June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both June 30, 2026 and December 31, 2025. The total amount of available borrowings under the Credit Facility was $1.50 billion as of June 30, 2026.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	June 30,	December 31,
(Dollars in millions)	2026	2025
Total borrowings	$5,217	$4,787
Less: Cash and cash equivalents	691	566
Net debt (1)	$4,526	$4,221
(1)Included a non-cash decrease of $17 million in 2026 and a non-cash increase of $68 million in 2025 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $203 million and $297 million in first six months 2026 and 2025. Capital expenditures in first six months 2026 were primarily for maintenance capital and limited growth capital for projects already in progress. The Company expects that 2026 capital expenditures will be approximately $400 million, primarily for maintenance capital and limited growth capital for strategic projects.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock in first six months 2026.

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

At June 30, 2026, the market risk associated with certain cash flows under foreign currency derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $33 million, with an additional $3 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during second quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of June 30, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock during second quarter or first six months 2026. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 1, 2022)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2026

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2026

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended June 30, 2026

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended June 30, 2026

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	July 31, 2026	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer