Form 10-Q
period 2026-09-30
EASTMAN CHEMICAL CO
filed 2026-10-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2026
Common Stock, par value $0.01 per share	114,380,456
--------------------------------------------------------------------------------------------------------------------------------

ITEM	PAGE

Forward-Looking Statements	3

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	46
1A.	Risk Factors	46
2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
5.	Other Information	46
6.	Exhibits	47

SIGNATURES

Signatures	48

FORWARD-LOOKING STATEMENTS

Certain statements made or incorporated by reference in this Quarterly Report are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act (Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements are all statements, other than statements of historical fact, that may be made by Eastman Chemical Company ("Eastman" or the "Company") from time to time. In some cases, you can identify forward-looking statements by terminology such as "anticipates", "believes", "estimates", "expects", "intends", "may", "plans", "projects", "forecasts", "will", "would", "could", and similar expressions, or expressions of the negative of these terms. Forward-looking statements may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters and opportunities (including potential risks associated with physical and transitional impacts of climate change and related voluntary and regulatory carbon requirements); exposure to and effects of hedging raw material and energy prices and costs and foreign currencies exchange and interest rates; disruption or interruption of operations and of raw material or energy supply (including as a result of cyber-attacks or other breaches of the Company's information security systems); global and regional economic, political, and business conditions, including heightened inflation, capital market volatility, interest rate and currency fluctuations, and economic slowdown or recession; impacts from U.S. tariffs, reciprocal tariffs, and global trade disruption, including impacts from the conflict in the Middle East; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; pending and future legal proceedings; earnings, cash flow, dividends, stock repurchases, and other expected financial results, events, decisions, and conditions; expectations, strategies, and plans for individual assets and products, businesses, and operating segments, as well as for the whole of Eastman; cash sources and requirements and uses of available cash; financing plans and activities; pension expenses and funding; a weakening of global credit markets or changes to our credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing and costs of, benefits from the integration of, and expected business and financial performance of acquired businesses, as well as the subsequent impairment assessments of acquired long-lived assets; strategic, technology, and product innovation initiatives and development, production, commercialization, and acceptance of new products, services, and technologies and related costs; asset, business, and product portfolio changes; and expected tax rates and interest costs.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE INCOME

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2026	2025	2026	2025
Sales	$2,385	$2,202	$7,075	$6,779
Cost of sales	1,853	1,769	5,552	5,273
Gross profit	532	433	1,523	1,506
Selling, general, and administrative expenses	171	160	534	499
Research and development expenses	63	63	188	197
Asset impairments, restructuring, and other charges, net	—	20	10	42
Other components of post-employment (benefit) cost, net	(17)	(1)	(50)	(4)
Other (income) charges, net	10	3	37	60
Earnings before interest and taxes	305	188	804	712
Net interest expense	56	54	163	156
Earnings before income taxes	249	134	641	556
(Benefit from) provision for income taxes	(4)	65	97	164
Net earnings	253	69	544	392
Less: Net earnings attributable to noncontrolling interest	1	—	2	1
Net earnings attributable to Eastman	$252	$69	$542	$391

Basic earnings per share attributable to Eastman	$2.21	$0.60	$4.75	$3.41
Diluted earnings per share attributable to Eastman	$2.19	$0.60	$4.70	$3.38

Comprehensive Income
Net earnings including noncontrolling interest	$253	$69	$544	$392
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	15	15	11	17
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(7)	—	(22)	—
Derivatives and hedging:
Unrealized gain (loss) during period	(3)	1	15	(44)
Reclassification adjustment for (gains) losses included in net income, net	3	6	4	10
Total other comprehensive income (loss), net of tax	8	22	8	(17)
Comprehensive income including noncontrolling interest	261	91	552	375
Less: Comprehensive income attributable to noncontrolling interest	1	—	2	1
Comprehensive income attributable to Eastman	$260	$91	$550	$374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2026	2025
Assets
Current assets
Cash and cash equivalents	$768	$566
Trade receivables, net of allowance for credit losses	1,062	737
Miscellaneous receivables	262	262
Inventories	2,186	1,980
Other current assets	87	100
Total current assets	4,365	3,645
Properties
Properties and equipment at cost	14,707	14,507
Less: Accumulated depreciation	9,061	8,776
Net properties	5,646	5,731
Goodwill	3,662	3,665
Intangible assets, net of accumulated amortization	905	970
Other noncurrent assets	888	848
Total assets	$15,466	$14,859

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$2,008	$2,066
Borrowings due within one year	764	586
Total current liabilities	2,772	2,652
Long-term borrowings	4,454	4,201
Deferred income tax liabilities	740	669
Post-employment obligations	383	409
Other long-term liabilities	782	891
Total liabilities	9,131	8,822
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 224,221,189 and 223,938,047 as of September 30, 2026 and December 31, 2025)	2	2
Additional paid-in capital	2,555	2,500
Retained earnings	10,357	10,105
Accumulated other comprehensive income (loss)	(152)	(160)
	12,762	12,447
Less: Treasury stock at cost (109,891,531 and 109,891,531 shares as of September 30, 2026 and December 31, 2025)	6,486	6,486
Total Eastman stockholders' equity	6,276	5,961
Noncontrolling interest	59	76
Total equity	6,335	6,037
Total liabilities and stockholders' equity	$15,466	$14,859

The accompanying notes are an integral part of these unaudited consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2026	2025
Operating activities
Net earnings	$544	$392
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	397	382
Provision for deferred income taxes	65	39
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(332)	(131)
(Increase) decrease in inventories	(229)	73
Increase (decrease) in trade payables	—	(275)
Pension and other postretirement contributions (in excess of) less than expenses	(67)	(28)
Variable compensation payments (in excess of) less than expenses	77	(60)
Other items, net	(78)	76
Net cash provided by operating activities	377	468
Investing activities
Additions to properties and equipment	(298)	(434)
Government incentives	3	14
Other items, net	(4)	5
Net cash used in investing activities	(299)	(415)
Financing activities
Net increase in commercial paper and other borrowings	—	290
Proceeds from borrowings	594	246
Repayment of borrowings	(150)	(550)
Dividends paid to stockholders	(288)	(287)
Treasury stock purchases	—	(100)
Other items, net	(32)	(14)
Net cash provided by (used in) financing activities	124	(415)
Effect of exchange rate changes on cash and cash equivalents	—	14
Net change in cash and cash equivalents	202	(348)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$768	$489

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance with the accounting policies stated in the Company's 2025 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of that report, with the exception of recently adopted accounting standards and policy elections noted below. The December 31, 2025 financial position data included herein was derived from the consolidated financial statements included in the 2025 Annual Report on Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP").

In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for the fair presentation of the interim financial information in conformity with GAAP. These statements contain some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates and judgments. The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence under the equity method. Intercompany transactions and balances are eliminated in consolidation.

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

Accounting Standards Issued But Not Adopted as of September 30, 2026

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

Working Capital Management and Off-Balance Sheet Arrangements

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. In addition, certain programs also require that the Company continue to service, administer, and collect the sold accounts receivable at market rates. The total amounts sold under the program in third quarter 2026 and 2025 were $647 million and $696 million and in both first nine months 2026 and 2025 were $2.0 billion.

The Company works with suppliers to optimize payment terms and conditions on accounts payable to enhance the timing of working capital and cash flows. As part of its supplier financing programs, suppliers may voluntarily sell receivables due from Eastman to a participating financial institution. Eastman's responsibility is limited to making payments on the terms originally negotiated with suppliers, and the range of payment terms Eastman negotiates with suppliers is consistent regardless of whether a supplier participates in the program. Either Eastman or a participating financial institution may terminate a supplier finance program upon 90 days' notice. Within these programs, the Company maintains a structured payables program that utilizes a payables processing arrangement with a financial institution to support the processing and settlement of freight and logistics invoices, whereby the financial institution remits payments to certain freight service providers based on invoices approved by the Company, and the Company reimburses the financial institution. The Company pays fixed per‑transaction fees for the invoice processing and payment services for the structured payables program. Confirmed obligations in these programs of $135 million and $110 million at September 30, 2026 and December 31, 2025 are included in "Payables and other current liabilities" on the Unaudited Consolidated Balance Sheets.

Government Grants

On May 29, 2025, the U.S. Department of Energy ("DOE") terminated an award related to the Company's Polyethylene Terephthalate Recycling Decarbonization Project in Longview, Texas. The Company received $3 million in reimbursements from the DOE during first quarter 2026 related to reimbursement requests from the prior year. All requested reimbursements were received as of March 31, 2026. The Company subsequently submitted an agency appeal seeking reinstatement of the award, which was reinstated in October 2026.

For additional government grant information, see Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Change in Laws and Regulations

Eastman recognizes the financial statement effects of changes in laws or regulations in the period in which the Company obtains a legal right to the related asset or incurs a legal obligation for the related liability. On February 20, 2026, the Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act ("IEEPA") were not sufficiently authorized and deemed invalid. Further, on March 4, 2026, the Court of International Trade ruled that U.S. Customs and Border Protection must refund IEEPA tariffs that were collected. As a result of these court rulings establishing the Company's legal right to a refund of IEEPA tariffs, the Company recognized a $24 million benefit in "Cost of sales" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income and received $22 million in tariff refunds in the first nine months 2026. As of September 30, 2026, $2 million was reflected as "Miscellaneous receivables" on the Unaudited Consolidated Balance Sheets related to IEEPA tariff refunds.

Revision of Previously Issued Financial Statements

The Company identified an error in the previously issued third quarter 2025 financial statements related to the newly enacted One Big Beautiful Bill Act ("OBBBA") that impacted the provision for income tax. The revision did not affect the previously reported annual financial statements included in the Company's 2025 Annual Report on Form 10-K. The Company evaluated the impact of this item under the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 99, "Materiality," and determined that this error was not material to its previously issued financial statements. However, the Company revised the previously issued financial statements to correct the error. The impact of this revision to "Provision for income taxes" and "Payables and other current liabilities" increased net earnings by $22 million and decreased total current liabilities by $22 million as compared to what was previously reported. The revision also increased basic and diluted earnings per share by $0.19 and $0.20 for three months ended September 30, 2025, and both basic and diluted earnings per share by $0.20 for nine months ended September 30, 2025. The footnotes have also been updated.

2.INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2026	2025
Finished goods	$1,471	$1,361
Work in process	322	300
Raw materials and supplies	716	657
Total inventories at FIFO or average cost	2,509	2,318
Less: LIFO reserve	323	338
Total inventories	$2,186	$1,980

Inventories valued on the last-in, first-out ("LIFO") method were approximately 55 percent of total inventories at both September 30, 2026 and December 31, 2025.

3.INCOME TAXES

	Third Quarter				First Nine Months
	2026		2025		2026		2025
(Dollars in millions)	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and tax rate	$(4)	(2)%	$65	49%	$97	15%	$164	30%
Third quarter and first nine months 2026 (benefit from) provision for income taxes included a $61 million reduction in unrecognized tax benefits, inclusive of related interest, based on the evaluation of new external information arising during third quarter 2026. Additionally, third quarter and first nine months 2026 included the impact of transitional provisions of the OBBBA primarily related to the deductibility of previously capitalized research and development expenditures. Third quarter and first nine months 2025 provision for income taxes included an increase of $22 million driven by OBBBA. First nine months 2025 provision for income taxes also included an increase of $35 million related to unrecognized tax benefits.

At September 30, 2026 and December 31, 2025, Eastman had $132 million and $183 million in unrecognized tax benefits.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4.BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2026	2025
Borrowings consisted of:
1.875% notes due November 2026 (1)	$568	$586
7.6% debentures due February 2027	196	196
4.5% notes due December 2028	498	497
5.0% notes due August 2029	744	743
4.5% notes due February 2031	594	—
5.75% notes due March 2033	497	496
5.625% notes due February 2034	744	744
4.8% notes due September 2042	496	495
4.65% notes due October 2044	881	880
2027 Term Loan	—	150
Total borrowings	5,218	4,787
Less: Borrowings due within one year	764	586
Long-term borrowings	$4,454	$4,201
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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remained unchanged. At September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2026 and December 31, 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value of Borrowings

Eastman has classified its total borrowings at September 30, 2026 and December 31, 2025 under the fair value hierarchy as defined in the accounting policies in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K. The fair value for fixed-rate debt securities is based on quoted market prices for the same or similar debt instruments and is classified as Level 2. The fair value of the Company's other borrowings equals the carrying value and is classified as Level 2. The Company's fair value of total borrowings was $4.9 billion at September 30, 2026 and $4.7 billion at December 31, 2025. The Company had no borrowings classified as Level 1 or Level 3 as of September 30, 2026 and December 31, 2025.

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

Cash Flow Hedges

Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that are attributable to a particular risk. The derivative instruments that are designated and qualify as a cash flow hedge are reported on the balance sheet at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated cash flows of the underlying exposures being hedged. The change in the hedge instrument is reported as a component of "Accumulated other comprehensive income (loss)" ("AOCI") on the Unaudited Consolidated Balance Sheets and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from cash flow hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk. The derivative instruments that are designated and qualify as fair value hedges are reported as "Short-term borrowings" or "Long-term borrowings" on the Unaudited Consolidated Balance Sheets at fair value, and the changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the anticipated fair value of the underlying exposures being hedged. The net of the change in the hedge instrument and item being hedged for qualifying fair value hedges is recognized in earnings in the same period or periods during which the hedged transaction affects earnings. Cash flows from fair value hedges are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

Net Investment Hedges

Net investment hedges are defined as derivative or non-derivative instruments designated as and used to hedge the foreign currency exposure of the net investments in certain foreign operations. The net of the change in the hedge instrument and item being hedged for qualifying net investment hedges is reported as a component of the "Cumulative translation adjustment" ("CTA") within AOCI on the Unaudited Consolidated Balance Sheets. Cash flows from the CTA component are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows. Recognition in earnings of amounts previously recognized in CTA is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operation. In the event of a complete or substantially complete liquidation of the net investment, cash flows from net investment hedges are classified as investing activities in the Unaudited Consolidated Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For derivative cross-currency interest rate swap net investment hedges, gains and losses representing hedge components excluded from the assessment of effectiveness are recognized in CTA within AOCI and recognized in earnings through the periodic swap interest accruals. The cross-currency interest rate swaps designated as net investment hedges are included as part of "Other long-term liabilities", "Other noncurrent assets", "Payables and other current liabilities", or "Other current assets" on the Unaudited Consolidated Balance Sheets. Cash flows from excluded components are classified as operating activities in the Unaudited Consolidated Statements of Cash Flows.

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

Summary of Financial Position and Financial Performance of Hedging Instruments

The following table presents the notional amounts outstanding at September 30, 2026 and December 31, 2025 associated with Eastman's hedging programs.

Notional Outstanding	September 30, 2026	December 31, 2025

Derivatives designated as cash flow hedges:
Foreign Exchange Forward and Option Contracts (in millions)
EUR/USD (in EUR)	€282	€357
Commodity Forward and Collar Contracts
Energy (in million british thermal units)	16	9

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps (in millions)
EUR/USD (in EUR)	€1,793	€1,707
JPY/USD (in JPY)	¥7,885	¥7,885

Non-derivatives designated as net investment hedges:
Foreign Currency Net Investment Hedges (in millions)
EUR/USD (in EUR)	€500	€499

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Measurements

All the Company's derivative assets and liabilities are currently classified as Level 2. Level 2 fair value is based on estimates using standard pricing models. These standard pricing models use inputs that are derived from, or corroborated by, observable market data such as interest rate yield curves and currency spot and forward rates. The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party. In addition, on an ongoing basis, the Company compares a subset of its valuations against valuations received from the counterparties to validate the accuracy of its standard pricing models. The Company had no derivatives classified as Level 1 or Level 3 as of September 30, 2026 or December 31, 2025. Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry minimal risk of nonperformance, and the Company diversifies its positions among such counterparties to reduce its exposure to counterparty risk and credit losses. The Company monitors the creditworthiness of its counterparties on an ongoing basis. The Company did not realize a credit loss related to these counterparties during third quarter or first nine months 2026 or 2025.

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

The Company has elected to present derivative contracts on a gross basis within the Unaudited Consolidated Balance Sheets. The following table presents the financial assets and liabilities valued on a recurring and gross basis and includes where the financial assets and liabilities are located within the Unaudited Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

The Financial Position and Fair Value Measurements of Hedging Instruments on a Gross Basis
(Dollars in millions)
Derivative Type	Balance Sheet Classification	Level 2
		September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Foreign exchange contracts	Other current assets	$7	$1
Foreign exchange contracts	Other noncurrent assets	2	—

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other current assets	4	—
Cross-currency interest rate swaps	Other noncurrent assets	2	1
Total Derivative Assets		$15	$2

Derivatives designated as cash flow hedges:
Commodity contracts	Payables and other current liabilities	$9	$7
Foreign exchange contracts	Payables and other current liabilities	2	19
Foreign exchange contracts	Other long-term liabilities	—	2

Derivatives designated as net investment hedges:
Cross-currency interest rate swaps	Other long-term liabilities	101	136
Total Derivative Liabilities		$112	$164
Total Net Derivative Assets (Liabilities)		$(97)	$(162)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the fair value associated with derivative instruments designated as cash flow hedges and net investment hedges, the Company had a carrying value of $568 million at September 30, 2026 and $586 million at December 31, 2025 associated with non-derivative instruments designated as foreign currency net investment hedges. The designated foreign currency-denominated borrowings are included as part of "Borrowings due within one year" on the Unaudited Consolidated Balance Sheets.

For additional fair value measurement information, see Note 1, "Significant Accounting Policies", and Note 10, "Derivative and Non-Derivative Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2025 Annual Report on Form 10-K.

The following table presents the effect of the Company's hedging instruments on "Other comprehensive income (loss), net of tax" ("OCI") and financial performance for third quarter and first nine months 2026 and 2025.

	Change in amount of after tax gain (loss) recognized in OCI on derivatives				Pre-tax amount of gain (loss) reclassified from AOCI into earnings
(Dollars in millions)	Third Quarter		First Nine Months		Third Quarter		First Nine Months
Hedging Relationships	2026	2025	2026	2025	2026	2025	2026	2025
Derivatives in cash flow hedging relationships:
Commodity contracts	$(4)	$(3)	$(1)	$(1)	$(2)	$(2)	$7	$(5)
Foreign exchange contracts	3	9	18	(35)	—	(5)	(8)	(5)
Forward starting interest rate and treasury lock swap contracts	1	1	2	2	(1)	(1)	(3)	(3)
Non-derivatives in net investment hedging relationships (pre-tax):
Net investment hedges	2	(1)	19	(67)	—	—	—	—
Derivatives in net investment hedging relationships (pre-tax):
Cross-currency interest rate swaps	12	4	71	(240)	—	—	—	—
Cross-currency interest rate swaps excluded component	(2)	13	(32)	69	—	—	—	—

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the effect of fair value and cash flow hedge accounting in the Unaudited Consolidated Statements of Earnings and Comprehensive Income for third quarter and first nine months 2026 and 2025.

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	Third Quarter
	2026			2025
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings and Comprehensive Income in which the effects of fair value or cash flow hedges are recognized	$2,385	$1,853	$56	$2,202	$1,769	$54
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(1)			(1)
Commodity Contracts:
Amount reclassified from AOCI into earnings		(2)			(2)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	—			(5)

Location and Amount of Gain or (Loss) Recognized in Earnings from Fair Value and Cash Flow Hedging Relationships
	First Nine Months
	2026			2025
(Dollars in millions)	Sales	Cost of Sales	Net Interest Expense	Sales	Cost of Sales	Net Interest Expense
Total amounts of income and expense line items presented in the Unaudited Consolidated Statements of Earnings and Comprehensive Income in which the effects of fair value or cash flow hedges are recognized	$7,075	$5,552	$163	$6,779	$5,273	$156
The effects of fair value and cash flow hedging:
Gain or (loss) on cash flow hedging relationships:
Interest contracts (forward starting interest rate and treasury lock swap contracts):
Amount reclassified from AOCI into earnings			(3)			(3)
Commodity Contracts:
Amount reclassified from AOCI into earnings		7			(5)
Foreign Exchange Contracts:
Amount reclassified from AOCI into earnings	(8)			(5)

The Company enters into foreign exchange derivatives denominated in multiple currencies which are transacted and settled in the same quarter. These derivatives are not designated as hedges due to the short-term nature, and the gains or losses on these derivatives are marked-to-market in line item "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income. As a result of these derivatives, the Company recognized a net loss of $1 million and $18 million during third quarter and first nine months 2026 and recognized a net loss of $6 million and a net gain of $11 million during third quarter and first nine months 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pre-tax monetized positions and mark-to-market gains and losses from currency, raw materials and energy, and certain interest rate hedges that were included in AOCI resulted in a net unrealized loss of $35 million and a net unrealized loss of $119 million at September 30, 2026 and December 31, 2025. Unrealized losses in AOCI decreased between December 31, 2025 and September 30, 2026 primarily as a result of a decrease in euro to U.S. dollar exchange rates. If realized, approximately $5 million in pre-tax losses as of September 30, 2026, would be reclassified into earnings during the next 12 months, including foreign exchange contracts prospectively dedesignated and monetized in 2024.

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

Components of net periodic benefit (credit) cost were as follows:

	Third Quarter
	Pension Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$2	$5	$1	$—	$—
Interest cost	15	7	18	7	3	6
Expected return on assets	(23)	(8)	(23)	(8)	(1)	(1)
Amortization of:
Prior service credit, net	—	—	—	—	(10)	—
Net periodic benefit (credit) cost	$(4)	$1	$—	$—	$(8)	$5

	First Nine Months
	Pension Plans				Other Postretirement Benefit Plans
	2026		2025		2026	2025
(Dollars in millions)	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$6	$14	$5	$—	$—
Interest cost	45	21	54	19	8	17
Expected return on assets	(68)	(24)	(68)	(23)	(3)	(3)
Amortization of:
Prior service credit, net	—	—	—	—	(29)	—
Net periodic benefit (credit) cost	$(11)	$3	$—	$1	$(24)	$14

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

Environmental Remediation and Environmental Asset Retirement Obligations

The Company's net environmental reserve for environmental contingencies, including remediation costs and asset retirement obligations, is included as part of "Payables and other current liabilities", and "Other long-term liabilities" on the Unaudited Consolidated Balance Sheets as follows:

(Dollars in millions)	September 30, 2026	December 31, 2025
Environmental contingencies, current	$35	$20
Environmental contingencies, long-term	283	298
Total	$318	$318

Environmental Remediation

Estimated future environmental expenditures for undiscounted remediation costs ranged from $284 million to $518 million and from $285 million to $509 million at September 30, 2026 and December 31, 2025. The best estimate or minimum estimated future environmental expenditures are considered to be probable and reasonably estimable.

Reserves for environmental remediation include liabilities expected to be paid within approximately 30 years. The amounts charged to pre-tax earnings for environmental remediation and related charges are recognized in "Cost of sales" and "Other (income) charges, net" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income.

Changes in the reserves for environmental remediation liabilities during first nine months 2026 are summarized below:

(Dollars in millions)	Environmental Remediation Liabilities
Balance at December 31, 2025	$285
Changes in estimates recognized in earnings and other	12
Cash reductions	(13)
Balance at September 30, 2026	$284

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Environmental Asset Retirement Obligations

An asset retirement obligation is an obligation for the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development, or normal operation of that long-lived asset. Environmental asset retirement obligations primarily consist of closure and post-closure costs. For sites that have environmental asset retirement obligations, the best estimate recognized to date for these environmental asset retirement obligation costs were $34 million and $33 million at September 30, 2026 and December 31, 2025.

Non-Environmental Asset Retirement Obligations

The Company has contractual asset retirement obligations not associated with environmental liabilities. Eastman's non-environmental asset retirement obligations are primarily associated with the future closure of leased manufacturing assets in Pace, Florida and Oulu, Finland. These non-environmental asset retirement obligations were $58 million and $56 million at September 30, 2026 and December 31, 2025, and are included in "Other long-term liabilities" on the Unaudited Consolidated Balance Sheets.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9.STOCKHOLDERS' EQUITY

Reconciliations of the changes in stockholders' equity for third quarter and first nine months 2026 and 2025 are provided below:

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2026	$2	$2,539	$10,201	$(160)	$(6,486)	$6,096	$79	$6,175
Net Earnings	—	—	252	—	—	252	1	253
Cash Dividends Declared (1) ($0.84 per share)	—	—	(96)	—	—	(96)	—	(96)
Other Comprehensive Income (Loss)	—	—	—	8	—	8	—	8
Share-Based Compensation Expense (2)	—	16	—	—	—	16	—	16
Other (3)	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2026	$2	$2,555	$10,357	$(152)	$(6,486)	$6,276	$59	$6,335

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at June 30, 2025	$2	$2,478	$10,143	$(353)	$(6,435)	$5,835	$71	$5,906
Net Earnings	—	—	69	—	—	69	—	69
Cash Dividends Declared (1) ($0.83 per share)	—	—	(95)	—	—	(95)	—	(95)
Other Comprehensive Income (Loss)	—	—	—	22	—	22	—	22
Share-Based Compensation Expense (2)	—	13	—	—	—	13	—	13
Other	—	—	—	—	(1)	(1)	1	—
Share Repurchases	—	—	—	—	(50)	(50)	—	(50)
Balance at September 30, 2025	$2	$2,491	$10,117	$(331)	$(6,486)	$5,793	$72	$5,865
(1)Cash dividends declared may consist of both paid and unpaid dividends.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Included a $20 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2025	$2	$2,500	$10,105	$(160)	$(6,486)	$5,961	$76	$6,037
Net Earnings	—	—	542	—	—	542	2	544
Cash Dividends Declared (1) ($2.52 per share)	—	—	(290)	—	—	(290)	—	(290)
Other Comprehensive Income (Loss)	—	—	—	8	—	8	—	8
Share-Based Compensation Expense (2)	—	62	—	—	—	62	—	62
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)(4)	—	(9)	—	—	—	(9)	(16)	(25)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2026	$2	$2,555	$10,357	$(152)	$(6,486)	$6,276	$59	$6,335

(Dollars in millions, except per share amount)	Common Stock at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Eastman Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2024	$2	$2,463	$10,013	$(314)	$(6,385)	$5,779	$73	$5,852
Net Earnings	—	—	391	—	—	391	1	392
Cash Dividends Declared (1) ($2.49 per share)	—	—	(287)	—	—	(287)	—	(287)
Other Comprehensive Income (Loss)	—	—	—	(17)	—	(17)	—	(17)
Share-Based Compensation Expense (2)	—	38	—	—	—	38	—	38
Stock Option Exercises	—	2	—	—	—	2	—	2
Other (3)	—	(12)	—	—	(1)	(13)	1	(12)
Share Repurchases	—	—	—	—	(100)	(100)	—	(100)
Distributions to Noncontrolling Interest	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2025	$2	$2,491	$10,117	$(331)	$(6,486)	$5,793	$72	$5,865
(1)Cash dividends declared may consist of both paid and unpaid dividends.
(2)Share-based compensation expense is based on the fair value of share-based awards.
(3)Additional paid-in capital included the value of shares withheld for employees' taxes on vesting of share-based compensation awards.
(4)Noncontrolling interest included a $20 million payment to acquire the remaining noncontrolling interest in a consolidated joint venture.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Income (Loss), Net of Tax

(Dollars in millions)	Cumulative Translation Adjustment	Benefit Plans Unrecognized Prior Service Credits	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2025	$(283)	$152	$(28)	$(1)	$(160)
Period change	11	(22)	19	—	8
Balance at September 30, 2026	$(272)	$130	$(9)	$(1)	$(152)
Amounts of other comprehensive income (loss) are presented net of applicable taxes. Eastman recognizes deferred income taxes on the CTA related to branch operations and income from other entities included in the Company's consolidated U.S. tax return. No deferred income taxes are recognized on the CTA of other subsidiaries outside the U.S. because the CTA is considered to be a component of indefinitely invested, unremitted earnings of these foreign subsidiaries.

Components of OCI recognized in the Unaudited Consolidated Statements of Earnings and Comprehensive Income are presented below, before tax and net of tax effects:

	Third Quarter
	2026		2025
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$17	$15	$19	$15
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(10)	(7)	—	—
Derivatives and hedging:
Unrealized gain (loss) during period	(4)	(3)	1	1
Reclassification adjustment for (gains) losses included in net income, net	4	3	8	6
Total other comprehensive income (loss)	$7	$8	$28	$22

	First Nine Months
	2026		2025
(Dollars in millions)	Before Tax	Net of Tax	Before Tax	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$20	$11	$(25)	$17
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(29)	(22)	—	—
Derivatives and hedging:
Unrealized gain (loss) during period	20	15	(59)	(44)
Reclassification adjustment for (gains) losses included in net income, net	5	4	13	10
Total other comprehensive income (loss)	$16	$8	$(71)	$(17)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.EARNINGS AND DIVIDENDS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") which are calculated using the treasury stock method:

	Third Quarter		First Nine Months
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator
Earnings attributable to Eastman, net of tax	$252	$69	$542	$391

Denominator
Weighted average shares used for basic EPS	114.3	114.4	114.3	114.9
Dilutive effect of stock options and other awards	1.0	1.0	1.0	1.1
Weighted average shares used for diluted EPS	115.3	115.4	115.3	116.0

(Calculated using whole dollars and shares)
EPS
Basic	$2.21	$0.60	$4.75	$3.41
Diluted	$2.19	$0.60	$4.70	$3.38

Shares underlying stock options of 4,025,912 and 3,284,539 for third quarter 2026 and 2025, and 4,025,912 and 2,823,847 for first nine months 2026 and 2025 were excluded from the calculations of diluted EPS because the grant date exercise price of these options was greater than the average market price of the Company's common stock and the effect of including them in the calculations of diluted EPS would have been antidilutive. No shares were repurchased in third quarter and first nine months 2026, and 776,977 and 1,420,768 shares were repurchased in third quarter and first nine months 2025.

The Company declared cash dividends of $0.84 and $0.83 per share for third quarter 2026 and 2025, and $2.52 and $2.49 for first nine months 2026 and 2025.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11.ASSET IMPAIRMENTS, RESTRUCTURING, AND OTHER CHARGES, NET

(Dollars in millions)	Third Quarter		First Nine Months
	2026	2025	2026	2025
Severance charges (1)(2)(3)(4)	$—	$14	$7	$25
Restructuring and other charges (2)(3)(4)(5)	—	6	3	17
Total	$—	$20	$10	$42

(1)First nine months 2026 included severance charges of $4 million and third quarter and first nine months 2025 included severance charges of $10 million and $20 million related to corporate cost reduction initiatives reported in "Other".
(2)First nine months 2026 included severance charges of $3 million and restructuring charges of $3 million related to the closure of a production line at a German performance films facility in the Advanced Materials ("AM") segment. In addition, inventory adjustments of $3 million in the AM segment were recognized in "Cost of sales" in the Unaudited Consolidated Statement of Earnings and Comprehensive Income in first nine months 2026 related to this closure.
(3)Third quarter and first nine months 2025 included severance charges of $4 million and restructuring charges of $6 million related to the decommissioning of certain assets at performance films facilities in North America in the AM segment. In addition, inventory adjustments of $2 million in the AM segment were recognized in "Cost of sales" in the Unaudited Consolidated Statement of Earnings and Comprehensive Income in third quarter and first nine months 2025 related to this decommissioning.
(4)First nine months 2025 included severance charges of $1 million and restructuring charges of $3 million related to the closure of a heat-transfer fluids production line at a North America specialty fluids and energy facility in the Additives & Functional Products segment.
(5)First nine months 2025 included charges of $8 million related to profitability improvement initiatives reported in "Other."

Changes in Reserves

The following table summarizes the changes in asset impairments and restructuring reserves in first nine months 2026:

(Dollars in millions)	Balance at January 1, 2026	Provision/ Adjustments	Non-cash Reductions/ Additions	Cash Reductions	Balance at September 30, 2026
Severance costs	$26	$7	$—	$(19)	$14
Restructuring and other charges	8	3	—	(7)	4
Total	$34	$10	$—	$(26)	$18

Substantially all severance costs remaining as of September 30, 2026 are expected to be paid within one year.

12.SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs. Share-based awards include restricted and unrestricted stock, restricted stock units, stock options, stock appreciation rights, and performance share awards.

Share-based compensation expense is recognized in "Selling, general, and administrative expenses" in the Unaudited Consolidated Statements of Earnings and Comprehensive Income and the related impact on net earnings was as follows:

(Dollars in millions)	Third Quarter		First Nine Months
	2026	2025	2026	2025
Share-based compensation expense, pre-tax	$16	$13	$62	$38
Share-based compensation expense, net of tax	12	10	47	29

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

This operating segment structure is used by the Chief Operating Decision Maker ("CODM"), who has been determined to be the Chief Executive Officer, to make key operating decisions and assess performance of the Company. The CODM evaluates segment operating performance, and makes resource allocation and performance evaluation decisions, based on Adjusted EBIT, defined as the GAAP measure earnings before interest and taxes ("EBIT"), adjusted for non-core, unusual, or non-recurring items. These adjustments allow the CODM to evaluate segment operating performance excluding the effect of transactions, costs, and losses or gains that do not directly result from Eastman's normal, or "core", business and operations, or are otherwise of an unusual or non-recurring nature. Assets by segment are not disclosed because such information is not regularly provided to, or used by, the CODM.

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

	Third Quarter 2026
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$762	$784	$580	$255	$2,381

Cost of sales	574	572	514	183	1,843
Selling, general, and administrative expenses	70	47	25	17	159
Other segment items (1)	15	11	6	3	35
Adjusted EBIT	103	154	35	52	344

Reconciliation of segment Adjusted EBIT to consolidated earnings before income taxes ("EBT"):
"Other" Adjusted EBIT (2)					(39)
Net interest expense					(56)
Consolidated EBT					$249

	Third Quarter 2026
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$55	$36	$26	$16	$133	$1	$134
Capital expenditures	37	13	34	6	90	5	95
(1)Other segment items for each reportable segment included research and development ("R&D") expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$728	$716	$499	$254	$2,197

Cost of sales	587	530	469	167	1,753
Selling, general, and administrative expenses	65	43	22	15	145
Other segment items (1)	23	15	7	5	50
Adjusted EBIT	53	128	1	67	249

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" Adjusted EBIT (2)					(39)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(2)
Asset impairments, restructuring, and other charges, net (3)					(20)
Net interest expense					(54)
Consolidated EBT					$134

	Third Quarter 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$52	$36	$24	$16	$128	$1	$129
Capital expenditures	84	18	23	10	135	2	137
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
(2)"Other" is not considered an operating segment. "Other" included sales and costs from growth initiatives and businesses, R&D costs, pension and other postretirement benefit plans income (expense), net, and other income (charges), net that are not identifiable to an operating segment.
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months 2026
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,294	$2,330	$1,718	$723	$7,065

Cost of sales	1,747	1,702	1,543	529	5,521
Selling, general, and administrative expenses	215	147	83	51	496
Other segment items (1)	51	34	17	10	112
Adjusted EBIT	281	447	75	133	936

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" Adjusted EBIT (2)					(111)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(3)
Asset impairments, restructuring, and other charges, net (3)					(10)
Environmental and other costs (4)					(8)
Net interest expense					(163)
Consolidated EBT					$641

	First Nine Months 2026
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$162	$109	$76	$47	$394	$3	$397
Capital expenditures	151	47	60	23	$281	17	298
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
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
(3)See Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", for a description of included items.
(4)Environmental and other costs from previously divested or non-operational sites and product lines, which included associated gains and losses.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months 2025
(Dollars in millions)	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments
Sales	$2,224	$2,218	$1,507	$816	$6,765

Cost of sales	1,666	1,614	1,426	517	5,223
Selling, general, and administrative expenses	198	137	71	50	456
Other segment items (1)	70	45	20	13	148
Adjusted EBIT	290	422	(10)	236	938

Reconciliation of segment Adjusted EBIT to consolidated EBT:
"Other" Adjusted EBIT (2)					(142)
Non-core items impacting EBIT
Cost of sales impact from restructuring activities (3)					(2)
Asset impairments, restructuring, and other charges, net (3)					(42)
Environmental and other costs (4)					(40)
Net interest expense					(156)
Consolidated EBT					$556

	First Nine Months 2025
	Advanced Materials	Additives & Functional Products	Chemical Intermediates	Fibers	Total Operating Segments	Other	Total Consolidated
Depreciation and amortization expense	$153	$107	$72	$48	$380	$2	$382
Capital expenditures	273	57	56	30	416	18	434
(1)Other segment items for each reportable segment included R&D expenses, other components of post-employment (benefit) cost, net, and other (income) charges, net.
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

(Dollars in millions)	Third Quarter		First Nine Months
Sales by Segment	2026	2025	2026	2025
Advanced Materials	$762	$728	$2,294	$2,224
Additives & Functional Products	784	716	2,330	2,218
Chemical Intermediates	580	499	1,718	1,507
Fibers	255	254	723	816
Total Sales by Operating Segment	2,381	2,197	7,065	6,765
Other	4	5	10	14
Total Sales	$2,385	$2,202	$7,075	$6,779

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Debt Measure

Eastman, from time to time, evaluates and discloses to investors, securities analysts, and credit analysts the non-GAAP debt measure "net debt", which management defines as total borrowings less cash and cash equivalents. Management believes this metric is useful to investors, securities analysts, and credit analysts to provide them with information similar to that used by management in evaluating the Company's overall financial position, liquidity, and leverage and because management believes investors, securities analysts, credit analysts and rating agencies, and lenders often use a similar measure to assess and compare companies' relative financial position and liquidity.

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

The following unusual item is excluded by management in its evaluation of certain earnings results in this Quarterly Report:

•Income tax related item resulting from enactment of the One Big Beautiful Bill Act ("OBBBA").

As described above, the alternative non-GAAP measure of debt, "net debt", is also presented in this Quarterly Report.

Non-GAAP Financial Measures - Non-Core and Unusual Items Excluded from Earnings and Adjustments to Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2026	2025	2026	2025
Non-core items impacting earnings before interest and taxes:
Cost of sales impact from restructuring activities	$—	$2	$3	$2
Asset impairments, restructuring, and other charges, net	—	20	10	42
Environmental and other costs	—	—	8	40
Total non-core items impacting earnings before interest and taxes	—	22	21	84
Less: Items impacting provision for income taxes:
Tax effect of non-core items	—	6	3	21
Income tax related item	—	(22)	(13)	(22)
Interim adjustment to tax provision	39	(25)	8	(64)
Total items impacting provision for income taxes	39	(41)	(2)	(65)
Total items impacting net earnings attributable to Eastman	$(39)	$63	$23	$149

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

Sales, EBIT, and EBIT excluding non-core items were as follows:

	Third Quarter		First Nine Months
(Dollars in millions)	2026	2025	2026	2025
Sales	$2,385	$2,202	$7,075	$6,779
Earnings before interest and taxes	305	188	804	712
Earnings before interest and taxes excluding non-core items	305	210	825	796

Sales revenue increased in third quarter 2026 compared to third quarter 2025 due to higher selling prices and higher sales volume mix. Higher selling prices were primarily driven by higher raw material and distribution costs as well as tight market conditions in the CI segment due to the ongoing conflict in the Middle East.

Sales revenue increased in first nine months 2026 compared to first nine months 2025 due to higher selling prices, higher sales volume mix, and a favorable foreign currency exchange impact.

EBIT excluding non-core items increased in third quarter 2026 compared to third quarter 2025 primarily due to improved asset utilization including lower planned maintenance expense and higher selling prices, net of higher raw material and distribution costs. These impacts were partially offset by higher variable compensation expense.

EBIT excluding non-core items increased in first nine months 2026 compared to first nine months 2025 primarily due to a favorable foreign currency exchange impact and higher selling prices, net of higher raw material, energy, and distribution costs. These impacts were partially offset by lower sales volume mix. The benefit from continued cost reduction initiatives more than offset higher variable compensation expense.

Further discussion of sales revenue and EBIT changes is presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings and EPS and adjusted net earnings and EPS were as follows:

	Third Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$252	$2.19	$69	$0.60
Total non-core and unusual items, net of tax	—	—	38	0.34
Interim adjustment to tax provision	(39)	(0.35)	25	0.20
Adjusted net earnings attributable to Eastman	$213	$1.84	$132	$1.14

	First Nine Months
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings attributable to Eastman	$542	$4.70	$391	$3.38
Total non-core and unusual items, net of tax	31	0.27	85	0.74
Interim adjustment to tax provision	(8)	(0.07)	64	0.54
Adjusted net earnings	$565	$4.90	$540	$4.66
Cash provided by operating activities was $377 million in first nine months 2026 compared to $468 million in first nine months 2025.

RESULTS OF OPERATIONS

Sales

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Sales	$2,385	$2,202	$183	8%	$7,075	$6,779	$296	4%
Volume / product mix effect			30	1%			68	1%
Price effect			144	7%			136	2%
Exchange rate effect			9	—%			92	1%

Sales revenue increased in third quarter 2026 compared to third quarter 2025 due to increases in all segments, except the Fibers segment. Sales revenue increased in first nine months 2026 compared to first nine months 2025 due to increases in the AM, AFP, and CI segments, partially offset by a decrease in the Fibers segment. Further discussion by operating segments is presented in "Summary by Operating Segment" in this MD&A.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross Profit

	Third Quarter			First Nine Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Gross profit	$532	$433	23%	$1,523	$1,506	1%
Cost of sales impact from restructuring activities	—	2		3	2
Gross profit excluding non-core item	$532	$435	22%	$1,526	$1,508	1%

Gross profit increased in third quarter 2026 compared to third quarter 2025 due to increases in the AM, CI, and AFP segments partially offset by a decrease in the Fibers segment. Gross profit in first nine months 2026 included inventory adjustments related to the closure of a production line at a German performance films facility in the AM segment. Gross profit in first nine months 2025 included inventory adjustments related to the decommissioning of certain assets at performance films facilities in North America in the AM segment. Excluding these non-core items, gross profit increased in first nine months 2026 compared to first nine months 2025 due to increases in the CI and AFP segments, partially offset by decreases in the Fibers and AM segments. Further discussion of sales revenue and EBIT changes is presented in "Summary by Operating Segment" in this MD&A.

Selling, General, and Administrative Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Selling, general, and administrative expenses	$171	$160	7%	$534	$499	7%

Selling, general, and administrative expenses increased in third quarter and first nine months 2026 compared to third quarter and first nine months 2025 primarily due to higher variable compensation costs partially offset by cost reduction initiatives.

Research and Development Expenses

	Third Quarter			First Nine Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Research and development expenses	$63	$63	—%	$188	$197	(5)%

Research and development expenses decreased in first nine months 2026 compared to first nine months 2025 primarily due to targeted R&D project reductions as we focused on the top corporate programs.

Asset Impairments, Restructuring, and Other Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2026	2025	2026	2025
Severance charges	$—	$14	$7	$25
Restructuring and other charges	—	6	3	17
Total	$—	$20	$10	$42

For detailed information regarding asset impairments, restructuring, and other charges, net see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Components of Post-employment (Benefit) Cost, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2026	2025	2026	2025
Other components of post-employment (benefit) cost, net	$(17)	$(1)	$(50)	$(4)

Other components of post-employment (benefit) cost, net were more favorable in third quarter and first nine months 2026 compared to third quarter and first nine months 2025 due to a prior service credit related to the Company's 2025 other postretirement benefit plan amendment. For more information regarding other components of post-employment (benefit) cost, net see Note 6, "Retirement Plans", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2026	2025	2026	2025
Foreign exchange transaction losses, net	$3	$2	$4	$6
(Income) loss from equity investments and other investment (gains) losses, net	1	—	2	2
Environmental and other costs	—	—	8	40
Other, net	6	1	23	12
Other (income) charges, net	$10	$3	$37	$60
Environmental and other costs	—	—	(8)	(40)
Other (income) charges, net excluding non-core items	$10	$3	$29	$20

Other (income) charges, net in first nine months 2026 and 2025 included environmental and other costs related to previously divested businesses or non-operational sites and product lines, and in first nine months 2026 also included associated gains and losses. Excluding these non-core items, Other (income) charges, net was unfavorable in third quarter and first nine months 2026 compared to third quarter and first nine months 2025 due to sales of catalysts in 2025 and additionally in first nine months 2026 compared to first nine months 2025 due to an increase of indirect taxes. For more information regarding components of foreign exchange transaction losses, see Note 5, "Derivative and Non-Derivative Financial Instruments", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Earnings Before Interest and Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Earnings before interest and taxes	$305	$188	62%	$804	$712	13%
Cost of sales impact from restructuring activities	—	2		3	2
Asset impairments, restructuring, and other charges, net	—	20		10	42
Environmental and other costs	—	—		8	40
Earnings before interest and taxes excluding non-core items	$305	$210	45%	$825	$796	4%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2026	2025	Change	2026	2025	Change
Gross interest costs	$61	$60	2%	$178	$177	1%
Less: Capitalized interest	3	4		9	12
Interest expense	58	56		169	165
Less: Interest income	2	2		6	9
Net interest expense	$56	$54	4%	$163	$156	4%

Net interest expense increased slightly in third quarter 2026 compared to third quarter 2025 due to higher gross interest costs and less capitalized interest. Net interest expense increased in first nine months 2026 compared to first nine months 2025 due to less capitalized interest and less interest income.

(Benefit from) Provision for Income Taxes

	Third Quarter				First Nine Months
	2026		2025		2026		2025
(Dollars in millions)	$	%	$	%	$	%	$	%
(Benefit from) provision for income taxes and effective tax rate	$(4)	(2)%	$65	49%	$97	15%	$164	30%
Tax provision for non-core items (1)	—		6		3		21
Income tax related item (2)	—		(22)		(13)		(22)
Interim adjustment to tax provision (3)	39		(25)		8		(64)
Adjusted provision for income taxes and effective tax rate	$35	15%	$24	16%	$95	15%	$99	16%
(1)Provision for income taxes for non-core items is calculated using the tax rate for the jurisdiction where the gains are taxable and the expenses are deductible.
(2)Resulting from the enactment of OBBBA.
(3)Third quarter 2026 provision for income taxes was adjusted to reflect the current forecasted full year effective tax rate. Third quarter 2025 provision for income taxes was adjusted to reflect the then current forecasted full year effective tax rate.

	First Nine Months (1)
	2026	2025
Effective tax rate	15%	30%
Discrete tax items (2)	(1)%	—%
Tax impact of current year non-core and unusual items (3)	(1)%	(1)%
Changes in tax contingencies and valuation allowances	3%	(1)%
Forecasted full year impact of expected tax events (4)	(1)%	(12)%
Forecasted full year adjusted effective tax rate	15%	16%
(1)Effective tax rate percentages are rounded to the nearest whole percent. The forecasted full year effective tax rates are 14.5 percent and 15.5 percent for first nine months 2026 and 2025.
(2)"Discrete tax items" are items that are excluded from the Company's estimated annual effective tax rate and recognized entirely in the quarter in which the item occurs. Discrete tax items for first nine months 2026 are related to share based compensation expense and adjustments to certain prior year tax returns.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings Attributable to Eastman and Diluted Earnings per Share

	Third Quarter
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$252	$2.19	$69	$0.60
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	—	—	1	0.01
Asset impairments, restructuring, and other charges, net	—	—	15	0.13
Unusual item:
Income tax related item	—	—	22	0.20
Interim adjustment to tax provision	(39)	(0.35)	25	0.20
Adjusted net earnings and diluted earnings per share attributable to Eastman	$213	$1.84	$132	$1.14

	First Nine Months
	2026		2025
(Dollars in millions, except EPS)	$	EPS	$	EPS
Net earnings and diluted earnings per share attributable to Eastman	$542	$4.70	$391	$3.38
Non-core items, net of tax: (1)
Cost of sales impact from restructuring activities	2	0.02	1	0.01
Asset impairments, restructuring, and other charges, net	7	0.06	31	0.27
Environmental and other costs	9	0.08	31	0.26
Unusual item:
Income tax related item	13	0.11	22	0.20
Interim adjustment to tax provision	(8)	(0.07)	64	0.54
Adjusted net earnings and diluted earnings per share attributable to Eastman	$565	$4.90	$540	$4.66
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
Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$762	$728	$34	5%	$2,294	$2,224	$70	3%
Volume / product mix effect			3	—%			29	1%
Price effect			25	4%			2	—%
Exchange rate effect			6	1%			39	2%

Earnings before interest and taxes	$103	$41	$62	151%	$272	$278	$(6)	(2)%
Cost of sales impact from restructuring activities	—	2	(2)		3	2	1
Asset impairments, restructuring, and other charges, net	—	10	(10)		6	10	(4)
Earnings before interest and taxes excluding non-core items	103	53	50	94%	281	290	(9)	(3)%
Sales revenue increased in third quarter 2026 compared to third quarter 2025 due to higher selling prices and a favorable foreign currency exchange impact. Higher selling prices in the specialty plastics product line were due to higher raw material and distribution prices.

Sales revenue increased in first nine months 2026 compared to first nine months 2025 due to a favorable foreign currency exchange impact and higher sales volume mix.

EBIT increased in third quarter 2026 compared to third quarter 2025 primarily due to approximately $60 million improved asset utilization and lower planned maintenance costs.

EBIT in first nine months 2026 included inventory adjustments and asset impairments, restructuring, and other charges, net related to the closure of a production line at a German performance films facility. EBIT in third quarter and first nine months 2025 included inventory adjustments and asset impairments, restructuring, and other charges, net related to the decommissioning of certain assets at performance films facilities in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding these non-core items, EBIT decreased in first nine months 2026 compared to first nine months 2025 due to $35 million lower selling prices, net of higher raw material and energy costs, which were mostly offset by a favorable foreign currency exchange impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$784	$716	$68	9%	$2,330	$2,218	$112	5%
Volume / product mix effect			(4)	(1)%			(16)	(1)%
Price effect			71	10%			90	4%
Exchange rate effect			1	—%			38	2%

Earnings before interest and taxes	$154	$128	$26	20%	$447	$418	$29	7%
Asset impairments, restructuring, and other charges, net	—	—	—		—	4	(4)
Earnings before interest and taxes excluding non-core item	154	128	26	20%	447	422	25	6%

Sales revenue increased in third quarter 2026 compared to third quarter 2025 due to higher selling prices which were mostly driven by cost-pass-through contracts.

Sales revenue increased in first nine months 2026 compared to first nine months 2025 primarily due to higher selling prices and a favorable foreign currency exchange impact. Higher selling prices were driven by cost-pass-through contracts.

EBIT increased in third quarter 2026 compared to third quarter 2025 due to $21 million higher selling prices, net of higher raw material and distribution costs and improved asset utilization

EBIT in first nine months 2025 included asset impairments, restructuring, and other charges, net related to the closure of a heat-transfer fluids production line at a specialty fluids and energy facility in North America. For more information see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Excluding this non-core item, EBIT increased in first nine months 2026 compared to first nine months 2025 due to $14 million higher selling prices, net of higher raw material, energy, and distribution costs and a favorable foreign currency exchange impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Chemical Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$580	$499	$81	16%	$1,718	$1,507	$211	14%
Volume / product mix effect			22	4%			126	8%
Price effect			58	12%			73	5%
Exchange rate effect			1	—%			12	1%

Earnings (loss) before interest and taxes	$35	$1	$34	>100%	$75	$(10)	$85	>100%
Sales revenue increased in third quarter and first nine months 2026 compared to third quarter and first nine months 2025 due to higher sales volume mix and higher selling prices, particularly for olefin and derivative products. These increases were driven by increased volume availability compared to the prior year period and tight market conditions due to the ongoing conflict in the Middle East.
EBIT increased in third quarter and first nine months 2026 compared to third quarter and first nine months 2025 primarily due to higher selling prices, net of higher raw material and distribution costs.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
	2026	2025	$	%	2026	2025	$	%
(Dollars in millions)
Sales	$255	$254	$1	—%	$723	$816	$(93)	(11)%
Volume / product mix effect			9	4%			(66)	(7)%
Price effect			(9)	(4)%			(30)	(4)%
Exchange rate effect			1	—%			3	—%

Earnings before interest and taxes	$52	$67	$(15)	(22)%	$133	$236	$(103)	(44)%
Sales revenue remained relatively unchanged in third quarter 2026 compared to third quarter 2025 as higher sales volume mix was offset by lower selling prices. Higher sales volume mix was due to increased sales of textiles and acetyl chemical products. Lower selling prices were due to lower acetate tow contract pricing.

Sales revenue decreased in first nine months 2026 compared to first nine months 2025 due to lower sales volume mix and lower selling prices.

EBIT decreased in third quarter 2026 compared to third quarter 2025 due to lower selling prices, net of higher raw material and distribution costs.
EBIT decreased in first nine months 2026 compared to first nine months 2025 due to lower sales volume mix and lower selling prices, net of higher raw material, energy, and distribution costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other

	Third Quarter		First Nine Months
	2026	2025	2026	2025
(Dollars in millions)
Sales	$4	$5	$10	$14

Loss before interest and taxes
Growth initiatives and businesses not allocated to operating segments	$(39)	$(41)	$(117)	$(139)
Pension and other postretirement benefits income (expense), net not allocated to operating segments	6	2	20	4
Asset impairments, restructuring, and other charges, net	—	(10)	(4)	(28)
Other income (charges), net not allocated to operating segments	(6)	—	(22)	(47)
Loss before interest and taxes	$(39)	$(49)	$(123)	$(210)
Asset impairments, restructuring, and other charges, net	—	10	4	28
Environmental and other costs	—	—	8	40
Loss before interest and taxes excluding non-core items	(39)	(39)	(111)	(142)
Sales and costs related to growth initiatives, including the cellulosic biopolymer and circular economy platforms, R&D costs, certain components of pension and other postretirement benefits, and other expenses and income not identifiable to an operating segment are included in "Other".

Loss before interest and taxes in first nine months 2026 and first nine months 2025 included environmental and other costs from previously divested or non-operational sites and product lines, and severance charges related to corporate cost reduction initiatives. First nine months 2026 also included associated gains and losses. Third quarter 2025 included severance charges related to corporate cost reduction initiatives. For more information regarding non-GAAP items, see "Non-GAAP Financial Measures" in this MD&A. For more information regarding asset impairments, restructuring, and other charges, net, see Note 11, "Asset Impairments, Restructuring, and Other Charges, Net", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

SALES BY CUSTOMER LOCATION

	Sales Revenue
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
United States and Canada	$1,094	$972	$122	13%	$3,231	$2,955	$276	9%
Europe, Middle East, and Africa	609	563	46	8%	1,811	1,783	28	2%
Asia Pacific	535	534	1	—%	1,613	1,656	(43)	(3)%
Latin America	147	133	14	11%	420	385	35	9%
Total Eastman	$2,385	$2,202	$183	8%	$7,075	$6,779	$296	4%

Sales revenue increased 8 percent in third quarter 2026 compared to third quarter 2025. Higher sales revenue was due to higher selling prices across all regions except the Asia Pacific region and higher sales volume across all regions.
Sales revenue increased 4 percent in first nine months 2026 compared to first nine months 2025. Higher sales revenue was primarily due to higher selling prices and higher sales volume in the United States and Canada and Latin America regions, as well as a favorable foreign currency exchange impact in the Europe, Middle East, and Africa ("EMEA") and Asia Pacific regions. These increases were partially offset by lower selling prices in the Asia Pacific region and lower sales volume in the EMEA region.
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

	First Nine Months
(Dollars in millions)	2026	2025
Net cash provided by (used in)
Operating activities	$377	$468
Investing activities	(299)	(415)
Financing activities	124	(415)
Effect of exchange rate changes on cash and cash equivalents	—	14
Net change in cash and cash equivalents	202	(348)
Cash and cash equivalents at beginning of period	566	837
Cash and cash equivalents at end of period	$768	$489

Cash provided by operating activities decreased $91 million in first nine months 2026 compared to first nine months 2025 primarily due to increased working capital requirements partially offset by lower variable compensation payout. Higher net earnings was offset by unfavorable Other items, net, which included lower provision for income taxes and non-cash environmental liabilities.

Cash used in investing activities decreased $116 million in first nine months 2026 compared to first nine months 2025 primarily due to lower capital spend.

Cash provided by financing activities was $124 million in first nine months 2026 compared to $415 million cash used in financing activities in first nine months 2025. This increase was primarily due to lower repayment of borrowings and treasury stock purchases. For additional information, see "Liquidity and Other Financial Information - Debt and Other Commitments" in this MD&A.

Priorities for uses of available cash include payment of the quarterly dividend, capital expenditures, and maintaining our solid investment-grade balance sheet.

Working Capital Management and Off-Balance Sheet Arrangements

Eastman applies a proactive and disciplined approach to working capital management to optimize cash flow and to enable a full range of capital allocation options in support of the Company's strategy. Eastman expects to continue utilizing the programs described below to support operating cash flow consistent with past practices.

The Company engages in off-balance sheet, uncommitted accounts receivable factoring programs as a routine part of its ordinary business operations. Through these programs, entire invoices may be sold to third-party financial institutions, the vast majority of which are without recourse. Under these agreements, the Company sells the invoices at face value, less a transaction fee, which substantially equals the carrying value and fair value with no gain or loss recognized, and no credit loss exposure is retained. Available capacity under these programs, which the Company uses as a routine source of working capital funding, is dependent on the level of accounts receivable eligible to be sold and the financial institutions' willingness to purchase such receivables. The total amounts sold were $647 million and $696 million in third quarter 2026 and 2025, and $2.0 billion in both first nine months 2026 and 2025. Based on the original terms of receivables sold for certain programs and actual outstanding balance of receivables under servicing agreements, the Company estimates that $385 million and $346 million of these receivables would have been outstanding as of September 30, 2026 and December 31, 2025 had they not been sold under these factoring programs.

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

Debt and Other Commitments

At September 30, 2026, the Company's borrowings totaled $5.2 billion with various maturities. In first quarter 2026, the Company issued $600 million aggregate principal amount of 4.5% notes due February 2031 in a registered public offering (the "2026 Notes"). Proceeds from the sale of the 2026 Notes, net of original issue discounts and issuance costs, were $594 million.

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

Credit Facility, Term Loans, and Commercial Paper Borrowings

The Company has access to a $1.50 billion revolving credit agreement (the "Credit Facility") that matures in February 2031. Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment. The Credit Facility provides available liquidity for general corporate purposes and supports commercial paper borrowings. Commercial paper borrowings are classified as short-term. In February 2026, the Credit Facility was amended to extend the maturity to February 2031 and to temporarily adjust the maximum leverage ratio covenant through fiscal quarter ending June 30, 2027 in the event of further macroeconomic uncertainty impacting operating results. All other material terms of the Credit Facility remain unchanged. At September 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Credit Facility and no commercial paper borrowings.

In first quarter 2026, the remaining $150 million of the five-year term loan (the "2027 Term Loan") was repaid using available cash. There were no extinguishment costs associated with the repayment of the 2027 Term Loan. The outstanding balance on the 2027 Term Loan was $150 million at December 31, 2025 with a variable interest rate of 5.14%.

The Credit Facility contains customary covenants, including requirements to maintain certain financial ratios, that determine the events of default, amounts available, and terms of borrowings. The Company was in compliance with all applicable covenants at both September 30, 2026 and December 31, 2025. The total amount of available borrowings under the Credit Facility was $1.50 billion as of September 30, 2026.

See Note 4, "Borrowings", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional information.

Net Debt

	September 30,	December 31,
(Dollars in millions)	2026	2025
Total borrowings	$5,218	$4,787
Less: Cash and cash equivalents	768	566
Net debt (1)	$4,450	$4,221
(1)Included a non-cash decrease of $18 million in 2026 and a non-cash increase of $68 million in 2025 resulting from foreign currency exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $298 million and $434 million in first nine months 2026 and 2025. Capital expenditures in first nine months 2026 were primarily for maintenance capital and limited growth capital for projects already in progress. The Company expects that 2026 capital expenditures will be approximately $400 million, primarily for maintenance capital and limited growth capital for strategic projects.

Stock Repurchases

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock in first nine months 2026.

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

Impairment of Long-Lived Assets

Goodwill

Goodwill is an asset determined as the residual of the purchase price over the fair value of identified assets and liabilities acquired in a business combination. As of September 30, 2026, the goodwill balance as reported on the Unaudited Consolidated Balance Sheets is $3.7 billion. Eastman conducts testing of goodwill for impairment annually in the fourth quarter or more frequently when events and circumstances indicate an impairment may have occurred. During the most recent annual impairment analysis, fair values were determined to significantly exceed the carrying values for each reporting unit tested with the exception of performance films (part of the AM operating segment as described in Part I, Item 1, "Business", of the Company's 2025 Annual Report on Form 10-K), which has a goodwill balance of $813 million at September 30, 2026. Declines in market conditions or forecasted revenue and earnings or changes in other assumptions used to estimate fair value of the performance films reporting unit could result in future impairment of goodwill. No indicators of impairment were identified during the three and nine months ended September 30, 2026.

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

At September 30, 2026, the market risk associated with certain cash flows under foreign currency derivative transactions assuming a 10 percent adverse move in the U.S. dollar relative to these foreign currencies was $31 million, with an additional $3 million exposure for each additional one percentage point adverse change in those foreign currency rates. Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value from those instruments is generally offset by an increase in the value of the underlying anticipated transactions.

Other than the foreign currency risk discussed above, there have been no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2025 Annual Report on Form 10-K.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Eastman maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2026, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during third quarter 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There have been no material changes to the legal proceedings previously disclosed in Part I, Item 3 of the Company's 2025 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

In December 2021, the Company's Board of Directors authorized the repurchase of up to $2.5 billion of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined by management to be in the best interest of the Company and its stockholders (the "2021 authorization"). As of September 30, 2026, a total of 13,032,926 shares have been repurchased under the 2021 authorization for $1.2 billion. Both dividends and share repurchases are key strategies employed by the Company to return value to its stockholders. The Company did not repurchase shares of common stock during third quarter or first nine months 2026. For additional information, see Note 9, "Stockholders' Equity", to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 20, 2026)

31.01 *	Rule 13a – 14(a) Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2026

31.02 *	Rule 13a – 14(a) Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2026

32.01 *	Section 1350 Certification by Mark J. Costa, Chief Executive Officer, for the quarter ended September 30, 2026

32.02 *	Section 1350 Certification by William T. McLain, Jr., Executive Vice President and Chief Financial Officer, for the quarter ended September 30, 2026

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH *	Inline XBRL Taxonomy Extension Schema Document

101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF *	Inline XBRL Definition Linkbase Document

101.LAB *	Inline XBRL Taxonomy Label Linkbase Document

101.PRE *	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Denotes exhibit filed or furnished herewith.
**     Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date:	October 30, 2026	By:	/s/ William T. McLain, Jr.
William T. McLain, Jr.
Executive Vice President and Chief Financial Officer